Form 10-Q
period 2006-03-31
LIQUIDITY SERVICES INC
filed 2006-05-12
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from             to

Commission file number 0-51813

LIQUIDITY SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2209244
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1920 L Street, N.W., 6th Floor, Washington, D.C.	20036
(Address of Principal Executive Offices)	(Zip Code)

(202) 467-6868

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, If Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 8, 2006 was 27,329,554.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	March 31, 2006	September 30, 2005
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$53,349	$10,378
Short-term investments	8,421	—
Accounts receivable, net of allowance for doubtful accounts of $150,000 and $50,000 at March 31, 2006 and September 30, 2005, respectively	1,655	685
Inventory	2,484	1,934
Prepaid expenses and other current assets	1,392	1,588

Total current assets	67,301	14,585
Property and equipment, net	1,548	1,000
Intangible assets, net	5,318	5,745
Goodwill	3,624	3,606
Other assets	1,299	1,077

Total assets	$79,090	$26,013

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,517	$924
Accrued expenses and other	6,414	3,336
Profit-sharing distributions payable	8,896	4,337
Consignment payables	2,568	1,281
Current portion of capital lease obligations	109	144
Current portion of long-term debt	16	409

Total current liabilities	19,520	10,431
Capital lease obligations, net of current portion	8	44
Long-term debt, net of current portion	50	3,906
Other long-term liabilities	75	215

Total liabilities	19,653	14,596
Redeemable common stock		474
Stockholders’ equity:
Series C Preferred Stock, $20,000,000 liquidation preference; $.001 par value; 3,262,643 shares authorized, 0 and 3,262,643 issued and outstanding at March 31, 2006 and September 30, 2005, respectively		3
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,329,554 and 19,025,971 shares issued and outstanding at March 31, 2006 and September 30, 2005, respectively	27	19
Additional paid-in capital	54,483	9,412
Accumulated other comprehensive loss	(2)	(24)
Retained earnings	4,929	1,533

Total stockholders’ equity	59,437	10,943

Total liabilities and stockholders’ equity	$79,090	$26,013

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended March 31,		Six Months EndedMarch 31,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Revenue	$37,101	$22,432	$69,308	$42,249
Costs and expenses:
Cost of goods sold (excluding amortization)	2,595	1,521	4,962	2,818
Profit-sharing distributions	20,719	12,830	38,889	23,815
Technology and operations	4,739	3,557	8,794	6,991
Sales and marketing	2,100	1,218	3,915	2,407
General and administrative	3,177	1,674	5,811	3,364
Amortization of contract intangibles	203	—	407	—
Depreciation and amortization	170	148	322	289

Total costs and expenses	33,703	20,948	63,100	39,684

Income from operations	3,398	1,484	6,208	2,565
Interest expense and other income, net	(211)	(162)	(574	(272)

Income before provision for income taxes	3,187	1,322	5,634	2,293
Provision for income taxes	(1,259)	(448)	(2,238)	(801)

Net income	$1,928	$874	$3,396	$1,492

Basic earnings per common share	$0.08	$0.05	$0.16	$0.08

Diluted earnings per common share	$0.08	$0.04	$0.14	$0.07

Basic weighted average shares outstanding	22,409,104	19,041,592	20,721,638	19,035,438

Diluted weighted average shares outstanding	25,052,464	22,512,651	23,950,415	22,516,086

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands)
Operating activities
Net income	$3,396	$1,492
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	729	289
Amortization of debt discount	15	23
Interest expense related to put warrant liability and debt issue costs	315	125
Stock compensation expense	61	67
Provision (benefit) for doubtful accounts	100	(34)
Loss on early extinguishment of debt	171	—
Loss on disposal of property and equipment	7	2
Changes in operating assets and liabilities:
Accounts receivable	(1,069)	29
Inventory	(551)	(946)
Prepaid expenses and other assets	(113)	(518)
Accounts payable	593	(151)
Accrued expenses and other	3,078	1,859
Profit-sharing distributions payable	4,559	(855)
Consignment payables	1,287	56
Other long-term liabilities	33	(6)

Net cash provided by operating activities	12,611	1,432
Investing activities
Purchases of short-term investments	(8,421)	(13,777)
Proceeds from the sale of short-term investments	—	14,280
Additional purchase consideration	(18)	—
Purchases of property and equipment	(851)	(257)

Net cash provided by (used in) investing activities	(9,290)	246
Financing activities
Proceeds from issuance of debt	47	—
Repayments of debt	(4,406)	(5)
Principal repayments of capital lease obligations	(71)	(19)
Proceeds from exercise of common stock options	29	1
Net proceeds from the issuance of preferred stock	—	(10)
Net proceeds from the issuance of common stock	44,025	—

Net cash provided by (used in) financing activities	39,624	(33)
Effect of exchange rate differences on cash and cash equivalents	26	33

Net increase in cash and cash equivalents	42,971	1,678
Cash and cash equivalents at beginning of the period	10,378	5,510

Cash and cash equivalents at end of period	$53,349	$7,188

Supplemental disclosure of cash flow information
Property and equipment acquired through capital leases	—	$9
Cash paid for income taxes	$2,087	$1,250
Cash paid for interest	$212	$134

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for wholesale, surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com and www.uksurplus.com. LSI also operates a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

During January 2006, LSI formed Liquidity Services, GmbH (LSG) as a limited liability company in Germany. LSG was formed to service the contract awarded by the Defense Reutilization and Marketing Service (DRMS) of the U.S. Department of Defense (DoD) to purchase DoD surplus property located in Germany on January 24, 2006 (contract 60-6104-0007, the Germany Contract) through January 23, 2009.

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of March 31, 2006, unaudited consolidated statements of operations for the three- and six-months ended March 31, 2006 and 2005 and the unaudited statements of cash flows for the six months ended March 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006 or any future period.

Short-Term Investments

The Company accounted for the investments it held as of March 31, 2006 in accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments were all classified as available-for-sale securities.

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three months ended March 31, 2006, the amounts of unrealized gains and losses were not material. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest expense and other income, net. The cost of securities sold is based on the specific identification method. Short-term investments consist of agency and municipal bonds with a term of less than twelve month as of March 31, 2006.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Stock-Based Compensation

At March 31, 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 7. Prior to October 1, 2005, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Other than stock-based compensation cost associated with variable awards, which is described more fully in Note 7, no stock-based employee compensation cost was recognized in the statement of operations for the fiscal year ended September 30, 2005, because all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the prospective-transition method. Under this transition method, compensation cost recognized in the quarter and six months ended March 31, 2006 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on October 1, 2005, the Company’s income before provision for income taxes and net income for the quarter and six months ended March 31, 2006 are approximately $51,000 and $31,000 and $59,000 and $35,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. Basic and diluted earnings per share for the quarter and six months ended March 31, 2005 were not affected as a result of adopting Statement 123(R).

Prior to the adoption of Statement 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows. Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) to be classified as financing cash flows.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following summarizes the potential outstanding common stock, net income and earnings per share of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	22,409,104	19,041,592	20,721,638	19,035,438
Treasury stock effect of options and warrants	700,438	208,416	625,994	218,005
Shares of common stock into which outstanding preferred stock is convertible	1,942,922	3,262,643	2,602,783	3,262,643

Diluted weighted average common shares outstanding	25,052,464	22,512,651	23,950,415	22,516,086

Net income	$1,928	$874	$3,396	$1,492
Net income per common share:
Basic income per common share	$0.08	$0.05	$0.16	$0.08
Diluted income per common share	$0.08	$0.04	$0.14	$0.07

3.             Defense Reutilization and Marketing  Service Contracts and U.K. Disposal Services Agency Contract

Defense Reutilization and Marketing Service (DRMS) Contracts

The Company’s surplus contract with DRMS (the Surplus Contract) expires as of July 2008. Under the terms of the Surplus Contract, the Company acquires surplus government property from DRMS at a fixed percentage of the property’s original estimated acquisition value. The Company is required to purchase all surplus government property referred to it by DRMS. The Company then markets the property through its buyer network. Under the terms of this contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract.

As a result of the Surplus Contract, the Company is the sole remarketer of all U.S. Department of Defense surplus turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

The Surplus Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve-month period. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2006.

Under the terms of the Surplus Contract, based on the sales price of the surplus inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract, the Company is required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP) 1.8%, of the profits. In addition, disbursements to DRMS and KGP are only required to the extent the Company has distributable cash surplus, as defined under the Surplus Contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, Government Liquidation, LLC, exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. Profit-sharing distributions to DRMS and KGP under the Surplus Contract for the quarters and six months ended March 31, 2006 and 2005 were $14,359,000, $27,092,000, $10,664,000 and $23,224,000, respectively, including accrued amounts, as of March 31, 2006 and 2005, of $4,464,000 and $4,290,000, respectively

The Company’s scrap contract with DRMS (the Scrap Contract) expires as of June 2012. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. As a result of this contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

In conjunction with the Company’s June 2005 winning bid for the Scrap Contract, LSI was required to pay DRMS $5,694,000 for the right to manage the operations and remarket scrap material and the resulting cash flows associated therewith. This payment was recorded as a contract intangible and is being amortized on a straight-line basis over the 84-month term of the contract. The Company recorded amortization expense of $203,000 and $407,000 for the quarter and six months ended March 31, 2006, respectively, related to the Scrap Contract intangible asset.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Under the terms of the Scrap Contract, based on the sales price of the scrap inventory, after reduction for allowable expenses and other disbursements under the Scrap Contract, the Company is required to disburse to DRMS 78.2%, and to KGP 1.8%, of the profits. In addition, disbursements to DRMS and KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, DOD Surplus, LLC, exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. Profit-sharing distributions to DRMS and KGP under the Scrap Contract for the quarter and six months ended March 31, 2006 were $6,026,000 and $10,995,000 respectively, including accrued amounts, as of March 31, 2006 of $4,284,000.

U.K. Disposal Services Agency Contract (DSA)

Under the contract with the DSA, an agency of the UK Ministry of Defence, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the quarters and six months ended March 31, 2006 and 2005 were $334,000, $802,000, $270,000 and $591,000 respectively, including accrued amounts, as of March 31, 2006 and 2005, of $148,000 and $0, respectively.

3.             Intangible Assets

Intangible assets at March 31, 2006 consisted of the following:

	Useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Contract intangible	7	$5,694	$(542)	$5,152
Covenants not to compete	5	200	(34)	166

Total intangible assets, net				$5,318

Future expected amortization of intangible assets at September 30, 2005 was as follows:

Years ending September 30,
(in thousands)
2006	$853
2007	853
2008	853
2009	853
2010	840

4.             Debt

Senior Credit Facility

In December 2002, the Company entered into a senior credit facility (the Agreement) with a bank. The Agreement provides for borrowings of up to $250,000 under a line of credit. In July 2003, the Company’s line of credit under the Agreement was increased to $750,000. In June 2005, the Company’s line of credit under the Agreement was increased to $3,000,000. In July 2005, the Company’s line of credit under the Agreement was increased to $5,500,000. This senior credit facility will expire in July 2007.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 2.25% (5.875% at September 30, 2005) due monthly. As of March 31, 2006, and September 30, 2005 the Company had $0 and $2,400,000, respectively, in outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of March 31, 2006, the Company was in compliance with these covenants.

Note Payable

On May 16, 2003, the Company received $2,000,000 in cash for a subordinated debenture (the Note Payable) payable to an unaffiliated third party. The note was due in May 2008. The Company repaid the note in conjunction with the completion of its initial public offering in February 2006.

As additional consideration, the Company issued fully vested warrants to purchase 517,094 shares of common stock of the Company. These warrants were converted into 517,094 shares of redeemable common stock in August 2004, and the common stock was subsequently sold in the Company’s initial public offering (see Note 5).

On March 2, 2006, the Company repaid its Note Payable and amounts outstanding under its senior credit facility. In conjunction with the repayment of the Note Payable, the Company recorded a loss on the early extinguishment of debt of $171,000, which is included in interest expense and other income, net.

Debt consisted of the following:

	March 31, 2006	September 30, 2005
	(unaudited)	(audited)
	(in thousands)
Note payable	—	$2,000
Senior credit facility	—	2,400
Note payable—other	$77	26
Less: unamortized debt discount	(11)	(111)

Subtotal	66	4,315
Less: current portion of long-term debt	(16)	(409)

Long-term portion debt	$50	$3,906

5.             Redeemable Common Stock

Certain warrants were converted into 517,094 shares of common stock that were redeemable on the same basis as these previously outstanding warrants. As a result, in August 2004, the Company reclassified $312,000 related to the then-recorded fair value of the put warranty liability to redeemable common stock.

The gross redemption value of the common stock was $925,000 as of September 30, 2005. The redemption value of the common stock, based on the net present value of the gross redemption value, was determined to be $474,000 as of September 30, 2005. Changes in the fair value of the redemption feature of the common stock were being amortized to interest expense to the date the shares were sold in the Company’s initial public offering and the shares ceased to be redeemable. For the quarters and six months ended March 31, 2006 and 2005 the interest expense recorded resulting from the changes in the fair value of the common stock redemption feature was $17,000, $261,000, $52,000 and $95,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

6.             Directors Agreements

Effective January 1, 2004 and June 1, 2004, the Company entered into advisory agreements with two independent directors of the Company which expire on December 31, 2006 and May 30, 2007, respectively. In addition to payments of $1,000 for the preparation for and attendance at each Company board meeting, the agreements provided the directors a put option on any vested shares in the Company held by the directors. In conjunction with the Company’s initial public offering these agreements have been amended to remove the put option provision, and thus the Company will no longer record the expenses and has reclassified this liability. The Company accounted for the put option as a liability, which was included in other long-term liabilities, and was $173,000 at September 30, 2005. The Company recognized the amount of the increase in the redemption liability, $0, $68,000, $29,000 and $52,000, as interest expense in the quarters and six months ended March 31, 2006 and 2005, respectively.

7.             Stockholders’ Equity

Convertible Preferred Stock

On September 3, 2004, the Company issued 3,262,643 shares of Series C preferred stock (Series C Stock) to an unaffiliated party in exchange for $20,000,000 in cash. The participation feature of the Series C Stock, which entitled holders of Series C Stock to participate in all distributions to the holders of common stock on an as-converted basis up to a maximum amount, expired when the Company completed its initial public offering, at which time the Series C Stock was converted into 3,262,643 shares of common stock.

Common Stock

On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $44,025,000 in conjunction with its initial public offering.

2006 Omnibus Long-Term Incentive Plan

In conjunction with the Company’s initial public offering, the board of directors and the Company’s shareholders approved the 2006 Omnibus Long-Term Incentive Plan, or the 2006 Plan, on December 2, 2005. The 2005 Stock Option and Incentive Plan was terminated when the 2006 Plan became effective, immediately after the closing of initial public offering.

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. During March 2006, the Company issued 887,500 shares to employees with an exercise price of $12.89. At March 31, 2006, the 2006 Plan had 4,112,500 shares remaining reserved for issuance. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

The 2006 Plan permits the granting of options to purchase shares of common stock intended to qualify as incentive stock options under the Internal Revenue Code and stock options that do not qualify as incentive stock options (“non-qualified stock options”). The exercise price of each stock option may not be less than 100% of the fair market value of the common stock on the date of grant. However, if an optionee, who holds at least 10% of the common stock of the Company, receives an incentive stock option, the exercise price of such incentive stock option may not be less than 110% of the fair market value of the common stock on the date of grant. The term of each stock option is fixed by the compensation committee and may not exceed 10 years from the date of grant.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The compensation committee may also award under the 2006 Plan:

•                    restricted stock, which is shares of common stock subject to restrictions;

•                    stock units, which are common stock units subject to restrictions;

•                    dividend equivalent rights, which are rights entitling the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock;

•                    stock appreciation rights, which are rights to receive a number of shares or, in the discretion of the compensation committee and subject to applicable law, an amount in cash or a combination of shares and cash, based on the increase in the fair market value of the shares underlying the right during a stated period specified by the compensation committee;

•                    unrestricted stock, which are shares of common stock granted without restrictions as a bonus; and

•                    performance and annual incentive awards, ultimately payable in common stock or cash, as determined by the compensation committee (the compensation committee may grant multi-year and annual incentive awards subject to achievement of specified goals tied to business criteria set forth in the 2006 Plan).

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2005 and the three months ended December 31, 2005 and March 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2004	296,697	0.42
Options granted	868,750	2.78
Options exercised	(240,568)	0.81
Options canceled	(11,594)	0.05

Options outstanding at September 30, 2005	913,285	2.53
Options granted (unaudited)	313,500	7.00
Options exercised (unaudited)	(15,940)	0.25
Options canceled (unaudited)	(7,000)	4.00

Options outstanding at December 31, 2005 (unaudited)	1,203,845	3.71
Options granted (unaudited)	897,500	12.84
Options canceled (unaudited)	(19,500)	4.29

Options outstanding at March 31, 2006 (unaudited)	2,081,845	7.64

Options exercisable at March 31, 2006 (unaudited)	391,371	3.59

Warrants to purchase common stock issued to outside parties, which are not included in the above amounts, are 50,000 and 75,000 at March 31, 2006 and September 30, 2005, respectively.

During January 2006, the Company issued 10,000 options to employees with an exercise price of $8.00 under the 2005 Stock Option Plan. During March 2006, the Company issued 887,500 options to employees with an exercise price of $12.89 under the 2006 Omnibus Long-Term Incentive Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to those listed in Part II, Item 1A (“Risk Factors”) and in our initial offering prospectus. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf apply only as of the date of this document and are expressly qualified in their entirety by the cautionary statements included in this document. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date of this document or to reflect the occurrence of unanticipated events.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and the information contained elsewhere in this document.

Overview

About us. We are a leading online auction marketplace for wholesale, surplus and salvage assets. We enable buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com and www.uksurplus.com. We also operate a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers (persons or entities that have registered on one of our marketplaces) grew from approximately 328,000 to approximately 459,000.

Recent initiatives. We have recently made several new investments to enhance the value of our business. We incurred start-up costs during the quarter ended March 31, 2006 associated with the award of a contract by the Defense Reutilization and Marketing Service (DRMS) of the U.S. Department of Defense (DoD) to purchase DoD surplus property located in Germany. We continued to make investments in our U.S. distribution center operations. In the quarter ended March 31, 2006, we opened a 54,000 square-foot distribution center in North Las Vegas, Nevada.

Our revenue. We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers two primary transaction models: a profit-sharing model and a consignment model.

•                    Profit-sharing model. Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from a sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 84.5% and 85.2% of our total revenue for the quarter and six months ended March 31, 2006, respectively. The merchandise sold under our profit-sharing model accounted for approximately 71.5% and 73.5% of our gross merchandise volume, or GMV, for the quarter and six months ended March 31, 2006, respectively.

•                    Consignment model. Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 7.4% and 6.6% of our total revenue for the quarter and six months ended March 31, 2006, respectively. The merchandise sold under our consignment model accounted for approximately 23.3% and 21.3% of our GMV for the quarter and six months ended March 31, 2006, respectively.

We collect a buyer premium on substantially all of our transactions under both of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share in the proceeds of any buyer premiums with our sellers.

In addition, we occasionally engage in transactions with our sellers in which we purchase merchandise without a profit-sharing component. Under this model, we do not share any profits with the sellers. These transactions generated approximately 2% of our revenue in the quarter ended March 31, 2006.

In the quarter ended March 31, 2006, we generated approximately 2% of our revenue from advertisements on our wholesale industry portals.

Industry trends. We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) product innovation in the retail supply chain that has increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations necessitating verifiable recycling and remarketing of surplus assets; and (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets.

Our Seller Agreements

Our DoD agreements. We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                    Surplus contract. In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our surplus contract (including buyer premiums) accounted for approximately 61.7% and 63.0% for the quarter and six months ended March 31, 2006, respectively. The property sold under our surplus contract accounted for approximately 52.2% and 54.3% of our GMV for the quarter and six months ended March 31, 2006, respectively. The surplus contract expires in July 2008.

•                    Scrap contract. In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our scrap contract (including buyer premiums) accounted for approximately 22.8% and 22.2% for the quarter and six months ended March 31, 2006, respectively. The property sold under our scrap contract accounted for approximately 19.3% and 19.2% of our GMV for the quarter and six months ended March 31, 2006, respectively. Under our scrap contract, we were required to pay $5.7 million for the right to manage the operations and remarket scrap material during the seven year base term of this contract. The contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms.

The surplus contract and the scrap contract are structured as profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractually specified percentage of the original acquisition cost of those goods. After deducting allowable operating expenses, we disburse to the DoD approximately 80% of the profits from the sale. We retain the remaining 20% of these profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of this arrangement, we recognize as revenue the gross proceeds from these sales.

In January 2005, we were awarded a contract to purchase DoD surplus property located in the United Kingdom. This contract generated approximately 1% of our revenue for the quarter and six months ended March 31, 2006. This contract expires in January 2007.

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract is in the start-up phase and generated less than 1% of our revenue for the quarter and six months ended March 31, 2006. This contract expires in January 2009.

Our UK MoD agreement. In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 3% of our revenue in the quarter and six months ended March 31, 2006. This contract expires in July 2008, subject to the Ministry’s right to extend the contract for two additional one-year terms.

Our commercial agreements. We have over 280 significant corporate clients, which are clients who sell in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces annually. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume. Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The gross merchandise volume of goods sold in our marketplace during the quarter and six months ended March 31, 2006 was $43.8 million and $80.5 million, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period in respect of which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the quarter and six months ended March 31, 2006, we completed approximately 48,000 and 95,000 transactions, respectively.

Total registered buyers. We grow our buyer base through a combination of marketing and promotional efforts. A person becomes a registered buyer by completing an online registration process on one of our marketplaces. As part of this process, we collect business and personal information, including name, title, company name, business address and contact information, and information on how the person intends to use our marketplaces. Each prospective buyer must also accept our terms and conditions of use. Following the completion of the online registration process, we verify each prospective buyer’s e-mail address and confirm that the person is not listed on any banned persons list maintained internally or by the U.S. federal government. After the verification process, which is completed generally within 24 hours, the registration is approved and activated and the prospective buyer is added to our registered buyer list.

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2006, we had approximately 459,000 registered buyers.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to those of our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the quarter and six months ended March 31, 2006, approximately 261,000 and 486,000 total auction participants, respectively, participated in auctions on our marketplaces.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income (loss) plus (a) interest expense and other income; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for  stock-based compensation expense.

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•                    The amortization of contract intangibles relates to the amortization of our surplus contract with the DoD during fiscal years 2001 to 2003, and amortization of the scrap contract beginning in June 2005. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income (loss) is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

•                    As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income (loss) for provision for income taxes is useful to investors when evaluating the operating performance of our business.

•                    During July 2001, we modified the exercise price of 3,402,794 stock options issued to employees. As a result, we are accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited or expire unexercised using variable accounting. Under variable accounting, we revalue compensation costs for the stock options at each reporting period based on changes in the intrinsic value of the stock options. We will continue to revalue compensation costs for the options based on changes in the fair value of our common stock in future periods. As a result, we present a financial measure that adjusts net income (loss) and EBITDA for the stock compensation expense that results from the July 2001 modification of these stock options. We believe that it is useful to exclude this expense because it results from a one-time event that requires us to record expense that we are not otherwise required to record in connection with new stock options granted during the same time period. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted the provisions of Statement 123(R), will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

•                    We believe these measures are important indicators of our operational strength and the performance of our business because they provide a link between profitability and operating cash flow.

•                    We also believe that analysts and investors use EBITDA and adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry.

Our management uses EBITDA and adjusted EBITDA:

•                    as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items not directly resulting from our core operations;

•                    for planning purposes, including the preparation of our internal annual operating budget;

•                    to allocate resources to enhance the financial performance of our business;

•                    to evaluate the effectiveness of our operational strategies; and

•                    to evaluate our capacity to fund capital expenditures and expand our business.

EBITDA and adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, EBITDA and adjusted EBITDA: (a) do not represent net income or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income, income from operations, cash provided by operating activities or our other financial information as determined under GAAP.

We prepare adjusted EBITDA by adjusting EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. As an analytical tool, adjusted EBITDA is subject to all of the limitations applicable to EBITDA. Our presentation of adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items.

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three months Ended March 31,		Six months Ended March 31,
	2006	2005	2006	2005
	(unaudited)
Net income (loss)	$1,928	$874	$3,396	$1,492
Interest expense and other income, net	210	448	574	272
Provision for income taxes	1,259	162	2,238	801
Amortization of contract intangibles	203	—	407	—
Depreciation and amortization	170	148	322	289

EBITDA	3,770	1,632	6,937	2,854
Stock compensation expense	51	—	61	66

Adjusted EBITDA	$3,821	$1,632	$6,998	$2,920

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. A “critical accounting estimate” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We continuously evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition. We recognize revenue in accordance with the provisions of Staff Accounting Bulletin 101, Revenue Recognition. For transactions in our online marketplaces, which generate substantially all of our revenue, we recognize revenue when all of the following criteria are met:

•                    a buyer submits the winning bid in an auction and, as a result, evidence of an arrangement exists and the sale price has been determined;

•                    title has passed to a buyer and the buyer has assumed risks and rewards of ownership;

•                    for arrangements with an inspection period, the buyer has received the merchandise and has not notified us within that period that it is dissatisfied with the merchandise; and

•                    collection is reasonably assured.

Substantially all of our sales are recorded subsequent to the receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Revenue is also evaluated in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which we are deemed to be the primary obligor, or to bear physical and general inventory risk, and credit risk, we recognize as revenue the gross proceeds from the sale, including buyer’s premiums. In arrangements in which we act as an agent or broker on a consignment basis, without taking general or physical inventory risk, revenue is recognized based on the sales commissions that are paid to us by the sellers for utilizing our services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to us upon completion of the transaction.

We have evaluated our revenue recognition policy related to sales under our profit-sharing model and determined it is appropriate to account for these sales on a gross basis using the criteria outlined in EITF Issue 99-19. The following factors in particular were most heavily relied upon in our determination:

•                    We are the primary obligor in the arrangement.

•                    We are the seller in substance and in appearance to the buyer; the buyer contacts us if there is a problem with the purchase. Only we and the buyer are parties to the sales contract and the buyer has no recourse to the supplier. If the buyer has a problem, he or she looks to us, not the supplier.

•                    The buyer does not and cannot look to the supplier for fulfillment or for product acceptability concerns.

•                    We have general inventory risk.

•                    We take title to the inventory upon paying the amount set forth in the contract with the supplier. Such amount is generally a percentage of the supplier’s original acquisition cost and varies depending on the type of the inventory purchased.

•                    We are at risk of loss for all amounts paid to the supplier in the event the property is damaged or otherwise becomes unsaleable. In addition, as payments made for inventory are excluded from the calculation for the profit-sharing distribution under our DoD contracts, we effectively bear inventory risk for the full amount paid to acquire the property (i.e., there is no sharing of inventory risk).

Valuation of goodwill and other intangible assets. In accordance with SFAS No. 141, Business Combinations, we identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

Our management makes certain estimates and assumptions in order to determine the fair value of net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill and other intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. The valuations employ a combination of present value techniques to measure fair value, corroborated by comparisons to estimated market multiples. These valuations are based on a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $8.9 million at March 31, 2006. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our buyers and sellers base or material negative changes in our relationships with material customers.

Income taxes. We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. A valuation allowance is provided to reduce the deferred tax assets to a level that we believe will more likely than not be realized. The resulting net deferred tax asset reflects management’s estimate of the amount that will be realized.

We provide for income taxes based on our estimate of federal and state tax liabilities. These estimates include, among other items, effective rates for state and local income taxes, estimates related to depreciation and amortization expense allowable for tax purposes, and the tax deductibility of certain other items. Our estimates are based on the information available to us at the time we prepare the income tax provision. We generally file our annual income tax returns several months after our fiscal year-end. Income tax returns are subject to audit by federal, state and local governments, generally years after the returns are filed. These returns could be subject to material adjustments or differing interpretations of the tax laws.

Stock-based compensation. We account for our employee stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted the provisions of Statement 123(R), will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact to us of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future.

The above list is not intended to be a comprehensive list of all of our accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with little need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and related notes, which contain accounting policies and other disclosures required by generally accepted accounting principles in the United States.

Components of Revenue and Expenses

Revenue. We generate substantially all of our revenue from sales of merchandise held in inventory and by retaining a percentage of the proceeds from the sales. Our revenue recognition practices are discussed in more detail in the section above entitled “Critical Accounting Estimates.”

Cost of goods sold (excluding amortization). Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees.

Profit-sharing distributions. Our two primary contracts with the DoD are structured as profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractual percentage of the original acquisition cost of those goods. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis approximately 80% of the profits of the aggregate monthly sales. We retain the remaining 20% of these profits. We refer to these disbursement payments to DoD as profit-sharing distributions.

Technology and operations. Technology expenses consist primarily of personnel costs related to our programming staff who develop and deploy new marketplaces, such as goWholesale.com, and continuously enhance existing marketplaces. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for substantially all of our internally developed software is less than one year. As a result, we expense these costs as incurred.

Operations expenses consist primarily of operating costs including buyer relations, shipping logistics and distribution center operating costs.

Sales and marketing. Sales and marketing expenses include the cost of our sales and marketing personnel as well as the cost of marketing and promotional activities. These activities include online marketing campaigns such as paid search advertising.

General and administrative. General and administrative expenses include all corporate and administrative functions that support our operations and provide an infrastructure to facilitate our future growth. Components of these expenses include executive management and staff salaries, bonuses and related taxes and employee benefits, travel, headquarters rent and related occupancy costs, and legal and accounting fees. The salaries, bonus and employee benefits costs included as general and administrative expenses are generally more fixed in nature than our operating expenses and do not vary directly with the volume of merchandise sold through our marketplaces. We anticipate that we will also incur additional employee salaries and related expenses, professional service fees, and insurance costs necessary to meet the requirements of being a public company.

Amortization of contract intangibles. Amortization of contract intangibles expense for fiscal years 2001 to 2003 consists primarily of the amortization expenses resulting from the costs related to our procurement of SurplusBid.com and its DoD surplus contract, CV1. We acquired this contract in July 2001 and amortized the related intangible assets on a straight line basis over the remaining 24 month term of the contract.

We were awarded our DoD scrap contract during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight-line basis. The amortization period is correlated to the base term of the contract, exclusive of renewal periods.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment.

Interest expense and other income, net. Interest expense and other income, net consists primarily of interest on borrowings under our long-term debt; interest expense associated with warrants to purchase our common stock that were issued to, among others, the lender of our subordinated debt financing in 2003, realized gains or losses on short-term investments, and losses on the early extinguishment of debt.

Income taxes. Prior to fiscal year 2002, we incurred losses from our operations and, as a result, did not incur significant liabilities for income taxes. While we generated NOLs during this time, we did not record a deferred tax asset for these NOLs or any other deferred items because of the uncertainty of their realization. We utilized these NOLs through fiscal 2004 to offset substantially all of the federal income taxes we would have otherwise owed. We continued to owe state income taxes during these periods. At September 30, 2004, we had utilized a significant portion of our federal NOLs. During fiscal year 2005, we exhausted our remaining federal NOLs and had an effective income tax rate of approximately 22%. During the first two quarters of fiscal year 2006 we had an effective income tax rate of approximately 40%. We estimate that our future effective income tax rate will continue to be approximately 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	7.0	6.8	7.2	6.7
Profit-sharing distributions	55.8	57.2	56.1	56.4
Technology and operations	12.8	15.9	12.7	16.5
Sales and marketing	5.7	5.4	5.6	5.7
General and administrative	8.6	7.5	8.4	8.0
Amortization of contract intangibles	0.5	—	0.6	—
Depreciation and amortization	0.4	0.7	0.5	0.7

Total costs and expenses	90.8	93.5	91.1	94.0

Income from operations	9.2	6.5	8.9	6.0
Interest expense and other income, net	(0.6)	(0.7)	(0.8)	(0.6)

Income before provision for income taxes	8.6	5.8	8.1	5.4
Provision for income taxes	(3.4)	(1.9)	(3.2)	(1.9)

Net income	5.2%	3.9%	4.9%	3.5%

Quarter Ended March 31, 2006 Compared to Quarter Ended March 31, 2005

Revenue. Revenue increased $14.7 million, or 65.4%, to $37.1 million for the quarter ended March 31, 2006 from $22.4 million for the quarter ended March 31, 2005. This increase was primarily due to an increase in the number of completed transactions through our online auction marketplaces, as well as an increase in the average size of our transactions. The number of completed transactions increased from approximately 37,000 to 48,000, or 29.9%, in the same period. The amount of gross merchandise volume transacted through our marketplaces increased $18.3 million, or 71.8%, to $43.8 million for the quarter ended March 31, 2006 from $25.5 million for the quarter ended March 31, 2005. We believe this increase is primarily attributable to (1) our scrap contract with the DoD, which had its second full quarter of operations accounting for 22.8% of revenue and 19.3% of gross merchandise volume, (2) increased supply from our corporate sellers, and (3) the addition of Wholesale411.com, which we acquired during May 2005, to our advertising business.

Cost of goods sold (excluding amortization). Cost of goods sold (excluding amortization) increased $1.1 million, or 70.6%, to $2.6 million for the quarter ended March 31, 2006 from $1.5 million for the quarter ended March 31, 2005, primarily due to the increase in revenue. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 7.0% in the quarter ended March 31, 2006 compared to 6.8% in the quarter ended March 31 2005, primarily due to an increase in gross merchandise volume from merchandise we purchased for our own account and sold on Liquidation.com.

Profit-sharing distributions. Profit-sharing distributions increased $7.9 million, or 61.5%, to $20.7 million for the quarter ended March 31, 2006 from $12.8 million for the quarter ended March 31, 2005, which was primarily due to the addition of our scrap contract with the DoD, which utilizes our profit-sharing model. As a percentage of revenue, profit-sharing distributions decreased to 55.8% in the quarter ended March 31, 2006, from 57.2% in the quarter ended March 31, 2005, which was primarily due to a decrease to 84.5% in the quarter ended March 31, 2006 from 90.1% for the quarter ended March 31, 2005 in the amount of revenue generated under our profit-sharing model. This decrease is a result of faster growth in our commercial business, where most of our sellers have adopted our consignment model. Revenues from our consignment model increased to 7.4% in the quarter ended March 31, 2006 from 4.7% in the quarter ended March 31, 2005.

Technology and operations expenses. Technology and operations expenses increased $1.2 million, or 33.2%, to $4.7 million for the quarter ended March 31, 2006 from $3.5 million for the quarter ended March 31, 2005. The increase was primarily due to the addition of $0.8 million of technology and operations personnel expenses needed to support the increased volume of transactions and merchandise discussed above, of which $0.5 million related to the start up of our scrap business and $0.3 million related to personnel needed to support the growth of our commercial business. As a percentage of revenue, these expenses decreased to 12.8% in the quarter ended March 31, 2006 from 15.9% in the quarter ended March 31, 2005. The decrease as a percentage of revenue is primarily the result of operating efficiencies gained as fixed costs, such as programming and customer support staff, were spread over a larger revenue base.

Sales and marketing expenses. Sales and marketing expenses increased $0.9 million, or 72.5%, to $2.1 million for the quarter ended March 31, 2006 from $1.2 million for the quarter ended March 31, 2005. As a percentage of revenue, these expenses increased to 5.7% in the quarter ended March 31, 2006 from 5.4% in the quarter ended March 31, 2005. The increase was due to the addition of $0.4 million of sales and marketing personnel expenses and $0.5 million in increased expenditures on marketing and promotional activities across our marketplaces needed to support our growth in gross merchandise volume.

General and administrative expenses. General and administrative expenses increased $1.5 million, or 89.8%, to $3.2 million for the quarter ended March 31, 2006 from $1.7 million for the quarter ended March 31, 2005. As a percentage of revenue, these expenses increased to 8.6% in the quarter ended March 31, 2006 from 7.5% in the quarter ended March 31, 2005. The increase was primarily due to (1) our new scrap contract resulting in $0.4 million of additional general and administrative expenses, (2) costs of $0.4 million related to additional accounting, legal, insurance, compliance and other expenses related to the requirements of being a public entity, and (3) costs of $0.3 million for executive and administrative staff to support our growth and the requirements of being a public company.

Amortization of contract intangibles. Amortization of contract intangibles of $0.2 million for the quarter ended March 31, 2006, resulted from our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses were consistent at $0.1 million for the quarters ended March 31, 2006 and March 31, 2005.

Interest expense and other income, net. Interest expense and other income, net were consistent at $0.2 million for the quarters ended March 31, 2006 and March 31, 2005. In conjunction with the completion of our initial public offering we repaid the $2.4 million indebtedness associated with our senior credit facility as well as our $2.0 million subordinated note payable, in which we incurred approximately $171,000 of one time charges for the early extinguishment of this note.

Provision for income tax expense. Income tax expense increased $0.8 million to $1.3 million for the quarter ended March 31, 2006 from $0.5 million for the quarter ended March 31, 2005, primarily due to the increase in income before provision for income taxes and the exhaustion of our remaining federal NOLs during the year ended September 30, 2005.

Net income. Net income increased $1.0 million, to $1.9 million for the quarter ended March 31, 2006 from $0.9 million for the quarter ended March 31, 2005. The increase was due to the result of items discussed above.

Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Revenue. Revenue increased $27.1 million, or 64.0%, to $69.3 million for the six months ended March 31, 2006 from $42.2 million for the six months ended March 31, 2005. This increase was primarily due to an increase in the number of completed transactions through our online auction marketplaces, as well as an increase in the average size of our transactions. The number of completed transactions increased from approximately 75,000 to 95,000, or 26.9%, in the same period. The amount of gross merchandise volume transacted through our marketplaces increased $32.7 million, or 68.3%, to $80.5 million for the six months ended March 31, 2006 from $47.8 million for the six months ended March 31, 2005. We believe this increase is primarily attributable to (1) our scrap contract with the DoD, which had its first two full quarter of operations accounting for 22.3% of revenue and 19.2% of gross merchandise volume, (2) increased supply from our corporate sellers, and (3) the addition of Wholesale411.com, which we acquired during May 2005, to our advertising business.

Cost of goods sold (excluding amortization). Cost of goods sold (excluding amortization) increased $2.2 million, or 76.1%, to $5.0 million for the six months ended March 31, 2006 from $2.8 million for the six months ended March 31, 2005, primarily due to the increase in revenue. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 7.2% in the six months ended March 31, 2006 compared to 6.7% in the six months ended March 31 2005, primarily due to an increase in gross merchandise volume from merchandise we purchased for our own account and sold on Liquidation.com.

Profit-sharing distributions. Profit-sharing distributions increased $15.1 million, or 63.3%, to $38.9 million for the six months ended March 31, 2006 from $23.8 million for the six months ended March 31, 2005, which was primarily due to the addition of our scrap contract with the DoD, which utilizes our profit-sharing model. As a percentage of revenue, profit-sharing distributions decreased to 56.1% in the six months ended March 31, 2006, from 56.4% in the six months ended March 31, 2005, which was primarily due to a decrease to 85.2% in the six months ended March 31, 2006 from 90.6% for the six months ended March 31, 2005 in the amount of revenue generated under our profit sharing model. This decrease is a result of faster growth in our commercial business, where most of our sellers have adopted our consignment model. Revenues from our consignment model have increased to 6.6% of total revenues in the six months ended March 31, 2006 from 4.7% of total revenues in the six months ended March 31, 2005.

Technology and operations expenses. Technology and operations expenses increased $1.8 million, or 25.8%, to $8.8 million for the six months ended March 31, 2006 from $7.0 million for the six months ended March 31, 2005. As a percentage of revenue, these expenses decreased to 12.7% in the six months ended March 31, 2006 from 16.5% in the six months ended March 31, 2005. The increase was primarily due to the addition of $1.6 million of technology and operations personnel expenses needed to support the increased volume of transactions and merchandise discussed above, of which $0.7 million related to the start up of our scrap business, $0.4 million related to personnel needed to support the growth of our commercial business and $0.2 million related to personnel needed to support the growth of our surplus business with the DoD. The decrease as a percentage of revenue is primarily the result of operating efficiencies gained as fixed costs, such as programming and customer support staff, were spread over a larger revenue base.

Sales and marketing expenses. Sales and marketing expenses increased $1.5 million, or 62.6%, to $3.9 million for the six months ended March 31, 2006 from $2.4 million for the six months ended March 31, 2005. As a percentage of revenue, these expenses were consistent at 5.6% in the six months ended March 31, 2006 as compared to 5.7% in the six months ended March 31, 2005. The increase was due to the addition of $0.8 million of sales and marketing personnel expenses and $0.7 million in increased expenditures on marketing and promotional activities across our marketplaces needed to support our growth in gross merchandise volume.

General and administrative expenses. General and administrative expenses increased $2.4 million, or 72.8%, to $5.8 million for the six months ended March 31, 2006 from $3.4 million for the six months ended March 31, 2005. As a percentage of revenue, these expenses increased to 8.4% in the six months ended March 31, 2006 from 8.0% in the six months ended March 31, 2005. The increase was primarily due to (1) our new scrap contract resulting in $0.8 million of additional general and administrative expenses, (2) costs of $0.7 million related to additional accounting, legal, insurance, compliance and other expenses related to public entity costs, and (3) costs of $0.4 million for executive and administrative staff to support our growth and the requirements of being a public company.

Amortization of contract intangibles. Amortization of contract intangibles of $0.4 million for the six months ended March 31, 2006, resulted from our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses were consistent at $0.3 million for the six months ended March 31, 2006 and March 31, 2005.

Interest expense and other income, net. Interest expense and other income, net increased $0.3 million, to $0.6 million for the six months ended March 31, 2006 from $0.3 million for the six months ended March 31, 2005. This increase was a result of (1) our $2.4 million of outstanding indebtedness on our line of credit, which was outstanding for 5 months during the six months ended March 31, 2006 and had zero outstanding for the six months ended March 31, 2005 and (2) increased non-cash interest expense recorded related to warrants to purchase our common stock issued to, among others, the lender of our subordinated debt financing in 2003, which terminated in conjunction with our initial public offering and the repayment of our subordinated note, where we incurred $171,000 of expense associated with the early extinguishment of this note. In addition with the completion of our initial public offering, we repaid the $2.4 million indebtedness associated with our line of credit.

Provision for income tax expense. Income tax expense increased $1.4 million to $2.2 million for the six months ended March 31, 2006 from $0.8 million for the six months ended March 31, 2005, primarily due to the increase in income before provision for income taxes and the exhaustion of our remaining federal NOLs during the year ended September 30, 2005.

Net income. Net income increased $1.9 million, to $3.4 million for the six months ended March 31, 2006 from $1.5 million for the six months ended March 31, 2005. The increase was due to the result of items discussed above.

Liquidity and Capital Resources

Historically our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. During the quarter ended March 31, 2006, we utilized our cash on hand, as well as proceeds from our initial public offering, to repay $2.4 million of borrowings under our senior credit facility as well as our $2.0 million subordinated note payable. As of March 31, 2006, we had approximately $53.3 million in cash, $8.4 million in short-term investments and $5.5 million available under our $5.5 million senior credit facility.

Substantially all of our sales are recorded subsequent to payment authorization being received, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2006 Compared to Six Months Ended March 31, 2005

Net cash provided by operating activities increased $11.2 million to $12.6 million for the six months ended March 31, 2006 from $1.4 million for the six months ended March 31, 2005. For the six months ended March 31, 2006, net cash provided by operating activities primarily consisted of net income of $3.4 million, depreciation and amortization expense of $0.7 million, net other expenses of $0.7 million and increase in accounts payable, accrued expenses and other liabilities of $9.5 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $1.7 million. For the six months ended March 31, 2005, net cash provided by operating activities primarily consisted of net income of $1.5 million, depreciation and amortization expense of $0.3 million, net other expenses of $0.2 million and a net increase in accounts payable, accrued expenses and other liabilities of $0.9 million offset in part by a net increase in accounts receivable, inventory and prepaid and other assets of $1.5 million.

Net cash used in investing activities was $9.3 million for the six months ended March  31, 2006 and net cash provided by investing activities was $0.3 million for the six months ended March  31, 2005. Net cash used in investing activities in the six months ending March 31, 2006 consisted primarily of purchases of short-term investments of $8.4 million and capital expenditures of $0.9 million for purchases of equipment and leasehold improvements. Net cash provided by investing activities in the six months ended March 31, 2005 consisted primarily of net proceeds from short-term investments of $0.5 million offset by capital expenditures of $0.2 million for purchases of equipment.

Net cash provided by financing activities was $39.6 million for the six months ended March  31, 2006 and net cash used in financing activities was less than $0.1 million for the six months ended March  31, 2005. Net cash provided by financing activities in the six months ending March 31, 2006 consisted primarily of net proceeds from the initial public offering of $44.0 million offset by the repayment of debt of $4.4 million. There were no significant financing activities in the six months ended March 31, 2005.

Capital Expenditures. Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $1.0 million to $1.5 million in the fiscal year ending September 30, 2006. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the quarter ended March 31, 2006 and the six months ended March 31, 2006 were $0.6 million and $0.8 million, respectively. As of March 31, 2006, we had no outstanding commitments for capital expenditures.

Senior credit facility. We maintain a $5.5 million senior credit facility due July 2007. The senior credit facility bears an annual interest rate of LIBOR plus 2.25%. As of March 31, 2006, we had no outstanding indebtedness under our senior credit facility. As of March 31, 2006, our borrowing availability under our senior credit facility was $5.5 million, of which $1.0 million is set aside as a contractual obligation under our scrap contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions noted above. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments.

Note payable. In May 2003, we issued a subordinated note to an unaffiliated third party in exchange for $2 million in cash. The note bore interest at 12% per annum and was secured by a junior lien on substantially all of our assets. The note was due May 2008. We utilized a portion of the proceeds from our initial public offering to retire the note.

We believe that our existing cash and cash equivalents and short term investments, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value added services and the costs to establish additional distribution centers. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Preferred Stock Financings

In September 2004, we issued 3,262,643 shares of Series C preferred stock to entities related to ABS Capital Partners in exchange for approximately $20 million in cash. In conjunction with the closing of our initial public offering, the outstanding shares of the Series C preferred stock were converted into shares of common stock.

Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock-based awards issued prior to October 1, 2005 and disclosed in the accompanying September 30, 2005 consolidated financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option pricing model) will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Therefore, in the future, we will not have any compensation expense related to awards granted prior to the adoption of SFAS No. 123(R).

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest rate sensitivity. We do not have any debt and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of March 31, 2006, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than five percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Not Applicable

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information in this document, including the consolidated financial statements and related notes, before making a decision to invest in our common stock. If any of the following risks occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only risks we face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We depend on contracts with the U.S. Department of Defense for a significant portion of our revenue, and if our relationship with this customer is disrupted, we would experience a significant decrease in revenue and have difficulty generating income.

We have two material contracts with the Defense Reutilization and Marketing Service, or DRMS, under which we acquire, manage and sell surplus property of the U.S. Department of Defense, or DoD. The largest contract was awarded in June 2001 and relates to usable surplus property of the DoD turned into the DRMS and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The second contract was awarded in June 2005 and relates to substantially all scrap property of the DoD turned into the DRMS and located in the United States, such as metals, alloys and building materials. Our surplus contract accounted for approximately 61.7% of our revenue and 52.2% of our gross merchandise volume for the quarter ended March 31, 2006. Our recently awarded scrap contract represented 22.8% of our revenue and 19.3% of our gross merchandise volume for the quarter ended March 31, 2006, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and gross merchandise volume during their terms. The surplus contract expires in June 2008. The scrap contract became operational in August 2005 and has a seven-year base term that expires in August 2012, subject to DoD’s right to extend for three additional one-year terms. The contracts were awarded by DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

Although our contracts with DoD do not allow DoD to terminate for convenience, each contract requires us to meet specified performance benchmarks. The contracts may be terminated by DoD if rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. We have never failed to meet the required benchmark ratio with respect to our surplus contract during any of the testing periods. The first testing period for the scrap contract will be the twelve month period ending on June 30, 2006. We cannot assure you that we will meet the performance benchmarks in the future. DoD also has the right, after giving us notice and a 30 day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches.

If our relationship with DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income.

The success of our business depends on our ability to successfully obtain a supply of merchandise for our buyers and to attract and retain active professional buyers to create sufficient demand for our sellers.

Our ability to increase our revenue and maintain profitability depends on whether we can successfully expand the supply of merchandise available for sale on our online marketplaces and attract and retain active professional buyers to purchase the merchandise. Our ability to attract sufficient quantities of suitable merchandise and new buyers will depend on various factors, some of which are out of our control. These factors include our ability to:

•                    offer sellers liquid marketplaces for their wholesale, surplus and salvage assets;

•                    offer buyers a sufficient supply of merchandise;

•                    develop and implement effective sales and marketing strategies;

•                    comply with regulatory or corporate seller requirements affecting marketing and disposition of certain categories of merchandise;

•                    efficiently catalogue, handle, store, ship and track merchandise; and

•                    achieve high levels of seller and buyer satisfaction with the trading experience.

We may not be able to compete successfully against existing or future competitors.

The online services market for auctioning or liquidating wholesale, surplus and salvage assets is competitive and growing rapidly. We currently compete with:

•                    other e-commerce providers, such as Amazon.com, GSI Commerce and Overstock.com;

•                    auction websites such as eBay, Yahoo! Auctions and uBid;

•                    government agencies that have created websites to sell wholesale, surplus and salvage assets; and

•                    traditional liquidators and fixed-site auctioneers.

We expect our market to become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale, surplus and salvage assets. In addition, manufacturers, retailers and additional government agencies may decide to create their own websites to sell their own wholesale, surplus and salvage assets and those of third parties. Competitive pressures could affect our ability to attract and retain customers, which could decrease our revenue and negatively affect our operating results.

Some of our other current and potential competitors have longer operating histories, larger client bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, some of these competitors may be able to devote greater financial resources to marketing and promotional campaigns, secure merchandise from sellers on more favorable terms, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we are able to do. Increased competition may result in reduced operating margins and loss of market share. We may not be able to compete successfully against current and future competitors.

If we fail to manage our growth effectively, our operating results could be adversely affected.

We have expanded our operations rapidly since our inception in 1999. In the quarter ended March 31, 2006, we processed over 48,000 completed transactions, as compared to approximately 37,000 completed transactions in the quarter ended March 31, 2005.

Although we currently do not have specific plans for any expansion that would require significant capital investment, in the future we plan to expand our operations further by developing new or complementary services, products, or trading formats and enhancing the breadth and depth of our value-added services. We also plan to continue to expand our sales and marketing, technology and client support organizations. In addition, we will likely need to continue to improve our financial and management controls and our reporting systems and procedures. If we are unable to effectively implement these plans and to otherwise manage our expanding operations, we may not be able to execute our business strategy and our operating results could significantly decrease.

Our business depends on the continued growth of the Internet and e-commerce.

The business of selling merchandise over the Internet, particularly through online trading, is dynamic and relatively new. Growth in the use of the Internet as a medium for consumer commerce may not continue. Concerns about fraud and privacy, increased costs of Internet service, Internet service disruptions and other problems may discourage consumers from engaging in e-commerce. In particular, many traditional buyers and sellers of wholesale, surplus and salvage goods still conduct much of their business in traditional live auctions that do not occur on the Internet, and those buyers and sellers may be hesitant to engage in e-commerce. If the e-commerce industry fails to grow or traditional buyers and sellers of wholesale, surplus and salvage assets are unwilling to conduct business on the Internet, we may be unable to attract customers, which could cause our revenue and operating results to decline.

Because we have a limited operating history, it is difficult to evaluate our business and future operating results.

We commenced operations in early 2000 and, as a result, have only a limited operating history upon which you can evaluate our business and prospects. Although we have experienced significant revenue growth in recent periods, we may not be able to sustain this growth. If we are not able to sustain this revenue growth, the value of your investment in our common stock may decline.

Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause volatility in our stock price.

Our prior operating results have fluctuated due to changes in our business and the e-commerce industry. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

•                    the addition of new buyers and sellers or the loss of existing buyers and sellers;

•                    the volume, size, timing and completion rate of transactions in our marketplaces;

•                    changes in the supply and demand for and the volume, price, mix and quality of our supply of wholesale, surplus and salvage assets;

•                    introduction of new or enhanced websites, services or product offerings by us or our competitors;

•                    implementation of significant new contracts;

•                    changes in our pricing policies or the pricing policies of our competitors;

•                    changes in the conditions and economic prospects of the e-commerce industry or the economy generally, which could alter current or prospective buyers’ and sellers’ priorities;

•                    technical difficulties, including telecommunication system or Internet failures;

•                    changes in government regulation of the Internet and e-commerce industry;

•                    event-driven disruptions such as war, terrorism, disease and natural disasters;

•                    seasonal patterns in selling and purchasing activity; and

•                    costs related to acquisitions of technology or equipment.

Our operating results may fall below the expectations of market analysts and investors in some future periods. If this occurs, even temporarily, it could cause volatility in our stock price.

Our operating results depend on our websites, network infrastructure and transaction processing systems. Service interruptions or system failures could negatively affect the demand for our services and our ability to grow our revenue.

Any system interruptions that affect our websites or our transaction systems could impair the services that we provide to our sellers and buyers. In addition, our systems may be vulnerable to damage from a variety of other sources, including telecommunications failures, power outages, malicious human acts and natural disasters. Improving the reliability and redundancy of our systems may be expensive, reduce our margins and may not be successful in preventing system failures. Our services are also substantially dependent on systems provided by third parties, over whom we have little control. We have occasionally experienced interruptions to our services due to system failures unrelated to our own systems. Any interruptions or failures of our current systems or our ability to communicate with third party systems could negatively affect the demand for our services and our ability to grow our revenue.

If we do not respond to rapid technological changes or upgrade our systems, we could fail to grow our business and our revenue could decrease.

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce business. Although we currently do not have specific plans for any upgrades that would require significant capital investment, in the future we will need to improve and upgrade our technology, transaction processing systems and network infrastructure in order to allow our operations to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, products and enhancements. The Internet and the e-commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion our ability to grow could be limited and our revenue could decrease.

Shipment of merchandise sold in our marketplaces could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers as a result.

We rely upon third party carriers such as United Parcel Services, or UPS, for timely delivery of our merchandise shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. In addition, we do not have a long-term agreement with UPS or any other third party carriers, and we cannot be sure that our relationship with UPS will continue on terms favorable to us, if at all. If our relationship with UPS is terminated or impaired or if UPS is unable to deliver merchandise for us, we would be required to use alternative carriers for the shipment of products to our buyers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

•                    reduced visibility of order status and package tracking;

•                    delays in merchandise receipt and delivery;

•                    increased cost of shipment; and

•                    reduced shipment quality, which may result in damaged merchandise.

Any failure to receive merchandise at our distribution centers or deliver products to our buyers in a timely and accurate manner could lead to client dissatisfaction and cause us to lose sellers and buyers.

A significant interruption in the operations of our customer service system or our distribution centers could harm our business and operating results.

Our business depends, to a large degree, on effective customer service and distribution center operations. We currently manage DoD warehouse distribution space, for which we do not incur leasing costs as well as leased commercial warehouse distribution space. These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements or occupancy arrangements in the case of government provided facilities, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters or other events. In addition, space provided to us by DoD could be re-configured or reduced as a result of DoD’s Base Realignment and Closure initiative or other infrastructure reduction initiatives. For example, DRMS has indicated that it plans to reconfigure or reduce the current warehousing functions at a number of DoD sites. A disruption in our customer service and distribution operations, including as a result of DRMS’s plans to reconfigure or reduce the current warehousing functions at several sites, could cause us to lose sellers and buyers, decrease our revenue and harm our operating results.

If our transaction models are not accepted by our clients or alternative transaction models are developed, we could lose clients and our revenue and our profitability could decline.

Our services are offered to sellers using the following two primary transaction models:

•                    consignment (in which we charge the seller a commission); and

•                    profit-sharing (in which we purchase merchandise from sellers and share profits).

We also collect a buyer’s premium on substantially all completed transactions and may engage in outright purchases of client inventory. It is possible that new transaction models that are not compatible with our business model or our marketplaces may be developed and gain widespread acceptance. Alternative transaction models could cause our revenue and margins to decline. In addition, if current and potential customers do not recognize the benefits of our transaction models, activity in our marketplaces may decline or develop more slowly than we expect, which may limit our ability to grow our revenue or cause our revenue to decline.

If we fail to accurately predict our ability to sell merchandise in which we take inventory risk and credit risk, our margins may decline as a result of lower sale prices from such merchandise.

Under our profit-sharing model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. In addition, we occasionally engage in transactions with sellers in which we purchase merchandise without a profit-sharing component. In each case, we assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we sell on our websites are characterized by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not receive warranties on the goods we purchase and, as a result, we have to resell or dispose of any returned goods. Historically, the number of disposed goods (which includes returned goods that we have not resold) has been less than 2% of the goods we have purchased.

To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may miscalculate buyer demand and overpay for the acquired merchandise. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. For example, under our DoD surplus contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. When we resell property under the contract, we are entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) and DoD is entitled to approximately 80% of the profits. Historically, the cost of inventory has been approximately 5% of the gross merchandise volume under our profit-sharing model. Occasionally, we are not able to sell our inventory for amounts above its cost and we may incur a loss. As we grow our business, we may choose to increase the amount of merchandise we purchase directly from sellers, thus resulting in increased inventory levels and related risk. Any such increase would require the use of additional working capital and subject us to the additional risk of incurring losses on the sale of that inventory.

We may be unable to adequately protect or enforce our intellectual property rights, which could harm our reputation and negatively impact the growth of our business.

We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. Despite these protections, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without authorization or independently develop similar intellectual property.

We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.uksurplus.com and www.goWholesale.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, trademarks or service marks, but we may pursue patents or registration of such intellectual property in the future. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, there could be potential trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

Our inability to use software licensed from third parties or our use of open source software under license terms that interfere with our proprietary rights could disrupt our business.

We use software licensed from third parties, including some software, known as open source software, that we use without charge. We currently use the following open source software: Linux (an operating system), MySql (database software), PERL (an interpreter) and Apache (a web server), and we may in the future use additional open source software. In the future, these licenses to third party software may not be available on terms that are acceptable to us, or at all. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future services or enhancements of existing services, which could impair our business. In addition, the terms of certain open source software licenses may require us to provide modified versions of the open source software, which we develop, if any, or any proprietary software that incorporates all or a portion of the open source software, if any, to others on unfavorable license terms that are consistent with the open source license term. If we are required to license our proprietary software in accordance with the foregoing, our competitors and other third parties could obtain access to our intellectual property, which could harm our business.

Assertions that we infringe on intellectual property rights of others could result in significant costs and substantially harm our business and operating results.

Other parties may assert that we have infringed their technology or other intellectual property rights. We use internally developed systems and licensed technology to operate our online auction platform and related websites. Third parties could assert intellectual property infringement claims against us based on our internally developed systems or use of licensed third party technology. Third parties also could assert intellectual property infringement claims against parties from whom we license technology. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel and/or delays in completion of sales. Furthermore, the outcome of a dispute may be that we would need to change technology, develop non-infringing technology or enter into royalty or licensing agreements. A switch to different technology could cause interruptions in our business. Internal development of a non-infringing technology may be expensive and time-consuming, if we are able to successfully develop such technology at all. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.

If we do not retain our senior management, we may not be able to achieve our business objectives.

Our future success is substantially dependent on the continued service of our senior management, particularly William P. Angrick, III, our chief executive officer, Jaime Mateus-Tique, our chief operating officer, and Benjamin Brown, chairman of our LSI Technology Advisory Committee and chief technology officer of our Government Liquidation subsidiary. We do not have key-person insurance on any of our officers or employees. The loss of any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to successfully operate our business and achieve our business goals.

If we are unable to attract and retain skilled employees, we might not be able to sustain our growth.

Our future success depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with sales, marketing, operations and technology expertise. Competition for employees in our industry is intense. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future. If we are unable to attract, assimilate and retain employees with the necessary skills, we may not be able to grow our business and revenue.

Unfavorable government audit results could force us to adjust previously reported operating results and could subject us to a variety of penalties and sanctions.

The U.S. federal government has the right to audit and review our performance on our government contracts, as well as our compliance with applicable laws and regulations. Although we have not had any unfavorable government audit results, any adverse findings from future audits or reviews could result in a significant adjustment to our previously reported operating results. For example, our DoD contracts provide that we share sales profits with the government. The federal government may disagree with our calculation of the profits realized from the sales of government surplus assets and may require us to increase profit-sharing payments to the government. If this occurs, our operating margins may be reduced.

If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not true. If we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

Our international operations subject us to additional risks and challenges that could harm our business and our profitability.

We have begun expanding internationally, and in the future we may do so more aggressively. For the quarter ended March 31, 2006, international operations accounted for approximately 4% of our revenue. International operations subject us to additional risks and challenges, including:

•                     the need to develop new seller and buyer relationships;

•                     difficulties and costs of staffing and managing foreign operations;

•                     changes in and differences between domestic and foreign regulatory requirements;

•                     price controls and foreign currency exchange rate fluctuations;

•                     difficulties in complying with export restrictions and import permits;

•                     reduced protection for intellectual property rights in some countries;

•                     potentially adverse tax consequences;

•                     lower per capita Internet usage and lack of appropriate infrastructure to support widespread Internet usage;

•                     political and economic instability; and

•                     tariffs and other trade barriers.

We cannot assure you that we will be successful in our efforts in foreign countries. Some of these factors may cause our international costs to exceed our domestic costs of doing business. Failure to adequately address these risks could decrease our profitability and operating results.

We may make acquisitions that require significant resources and could be unsuccessful.

In the future, we may acquire other businesses, products and technologies to complement our current business. We may not be able to identify, negotiate, finance, complete or integrate any future acquisition successfully. Acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management’s attention, inability to retain key employees of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could disrupt our business and reduce the likelihood that we will receive the anticipated benefits of the acquisition in the amount or the time frame that we expect.

Should we be unable successfully to integrate a new business, we could be required either to dispose of the operation or restructure the operation. In either event, our business could be disrupted and we would not achieve the anticipated benefits of the acquisition. In addition, future transactions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization of expenses, or write-offs of goodwill, any of which could harm our financial condition and operating results. Future transactions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

We may need additional financing in the future, which may not be available on favorable terms, if at all.

We may need additional funds to finance our operations, as well as to enhance our services, fund our expansion, respond to competitive pressures or acquire complementary businesses or technologies. However, our business may not generate the cash needed to finance such requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund our expansion, respond to competitive pressures or take advantage of business opportunities would be significantly limited, and we might need to significantly restrict our operations.

We face legal uncertainties relating to the Internet in general and to the e-commerce industry in particular and may become subject to costly government regulation.

The laws and regulations related to the Internet and e-commerce are evolving. These laws and regulations relate to issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity and personal privacy could also affect our business. Laws adopted prior to the advent of the Internet may not contemplate or address the unique issues of the Internet and related technologies and it is not clear how they will apply. Current and future laws and regulations could increase our cost of doing business and/or decrease the demand for our services.

Our auction business may be subject to a variety of additional costly government regulations.

Many states and other jurisdictions have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions, which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items, or otherwise adversely affect our financial condition or operating results.

In addition, the law regarding the potential liability of an online auction service for the activities of its users is not clear. We cannot assure you that users of our websites will comply with our terms and conditions or with laws and regulations applicable to them and their transactions. It is possible that we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by sellers or buyers. Any costs we incur as a result of any such allegations, or as a result of actual or alleged unlawful transactions using our marketplaces, or in our efforts to prevent any such transactions, may harm our opportunities for future revenue growth. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new sellers and buyers and our business.

Certain categories of merchandise sold on our marketplaces are subject to government restrictions.

We sell merchandise, such as scientific instruments, information technology equipment and aircraft parts, that is subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control Regulations. These restrictions prohibit us from, among other things, selling property to (1) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (2) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. In addition, for specified categories of property sold under our contracts with the DoD, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer’s business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items.

We may incur significant costs or be required to modify our business to comply with these requirements. If we are alleged to have violated any of these laws or regulations we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not true.

Our business may be harmed if third parties misappropriate our clients’ confidential information.

We retain highly confidential information on behalf of our clients in our systems and databases. Although we maintain security features in our systems, our operations may be susceptible to hacker interception, break-ins and other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. These issues are likely to become more difficult as we expand our operations. If any compromise of our security were to occur, we may lose clients and our reputation, business, financial condition and operating results could be harmed by the misappropriation of confidential client information. In addition, if there is any perception that we cannot protect our clients’ confidential information, we may lose the ability to attract new clients and our revenue could decline.

If we fail to comply with increasing levels of regulation relating to privacy, our business could suffer harm.

We are subject to increasing regulation at the federal, state and international levels relating to privacy and the use of personal user information. In addition, several states have proposed or enacted legislation to limit uses of personal information gathered online or require online services to establish privacy policies. Data protection regulations and enforcement efforts may restrict our ability to collect demographic and personal information from users, which could be costly or harm our marketing efforts. Such regulations, along with increased government or private enforcement, may increase the cost of growing our business and require us to expend significant capital and other resources. Our failure to comply with these federal, state and international laws and regulations could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other costs could decrease our profitability.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our websites, our business could be harmed.

We are currently required to pay sales taxes in all states for shipment of goods from our DoD contracts. We also pay sales or other similar taxes in respect of shipments of other goods into states in which we have a substantial presence. In addition, as we grow our business, any new operation in states in which we currently do not pay sales taxes could subject shipments into such states to state sales taxes under current or future laws.

In November 2004, the federal government passed legislation placing a three-year ban on state and local governments’ imposition of new taxes on Internet access or electronic commerce transactions. This ban does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. Unless the ban is extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation’s expiration in November 2007. An increase in taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of demand for our services.

Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court’s position regarding sales and use taxes on Internet sales. If any of these initiatives resulted in a reversal of the Supreme Court’s current position, we could be required to collect sales and use taxes in states other than states in which we currently pay such taxes. A successful assertion by one or more local, state or foreign jurisdictions that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and increase our costs of doing business. To the extent that we pass such costs on to our clients, could harm our business and decrease our revenue.

Fraudulent activities involving our websites and disputes relating to transactions on our websites may cause us to lose clients and affect our ability to grow our business.

We are aware that other companies operating online auction or liquidation services have periodically received complaints of fraudulent activities of buyers or sellers on their websites, including disputes over the quality of goods and services, unauthorized use of credit card and bank account information and identity theft, potential breaches of system security, and infringement of third-party copyrights, trademarks and trade names or other intellectual property rights. We may receive similar complaints if sellers or buyers trading in our marketplaces are alleged to have engaged in fraudulent or unlawful activity. In addition, we may suffer losses as a result of purchases paid for with fraudulent credit card data even though the associated financial institution approved payment. In the case of disputed transactions, we may not be able to require users of our services to fulfill their obligations to make payments or to deliver goods. We also may receive complaints from buyers about the quality of purchased goods, requests for reimbursement, or communications threatening or commencing legal actions against us. Negative publicity generated as a result of fraudulent conduct by third parties or the failure to satisfactorily settle disputes related to transactions on our websites could damage our reputation, cause us to lose clients and affect our ability to grow our business.

False or defamatory statements transmitted through our services could harm our reputation and affect our ability to attract clients.

The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both the U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Our goWholesale.com website allows users to make comments regarding the online auction industry in general and other users and their merchandise in particular. Although all such comments are generated by users and not by us, we are aware that claims of defamation or other injury have been made against other companies operating auction services in the past and could be made in the future against us for comments made by users. If we are held liable for information provided by our users and carried on our service, we could be directly harmed and may be forced to implement measures to reduce our liability. This may require us to expend substantial resources or discontinue certain service offerings, which could negatively affect our operating results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation and affect our ability to attract clients.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value.

The market prices of the securities of e-commerce companies have been extremely volatile and have overall declined significantly since early 2000. Broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Factors that could cause fluctuation in the stock price may include, among other things:

•                    actual or anticipated variations in quarterly operating results;

•                    changes in financial estimates by us or by a securities analyst who covers our stock;

•                    publication of research reports about our company or industry;

•                    conditions or trends in our industry;

•                    stock market price and volume fluctuations of other publicly traded companies and, in particular, those whose business involves the Internet and e-commerce;

•                    announcements by us or our competitors of significant contracts, acquisitions, commercial relationships, strategic partnerships or divestitures;

•                    announcements by us or our competitors of technological innovations, new services or service enhancements;

•                    announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•                    the passage of legislation or other regulatory developments that adversely affect us, our clients or our industry;

•                    additions or departures of key personnel;

•                    sales of our common stock, including sales of our common stock by our directors and officers or specific stockholders; and

•                    general economic conditions and slow or negative growth of related markets.

Volatility in the market price of shares may prevent investors from being able to sell their shares of common stock at prices they view as attractive. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to comply with public company regulations.

We have just begun operating as a public company. As a new public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are associated with our public company reporting requirements and recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, the Public Company Accounting Oversight Board and the Nasdaq National Market, or Nasdaq. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act. Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Because we have recently become a public company, we have limited experience attempting to comply with public company obligations, including Section 404 of the Sarbanes-Oxley Act of 2002.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company’s internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for our fiscal year ending on September 30, 2007.

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Also, we may in the future discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of September 30, 2007 and future year ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities.

Some provisions of our charter, bylaws and Delaware law inhibit potential acquisition bids that you may consider favorable.

Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions include:

•                    a staggered board of directors;

•                    a prohibition on actions by our stockholders by written consent;

•                    limitations on persons authorized to call a special meeting of stockholders;

•                    the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•                    advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•                    the requirement that board vacancies be filled by a majority of our directors then in office.

These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Fourth Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 of Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656) filed with the SEC on January 17, 2006).

3.2

Amended and Restated Bylaws (incorporated herein by reference to Exhibit 3.2 of Amendment No. 2 to the Company’s Registration Statement on form S-1 (Registration No. 333-129656) filed with the SEC on January 17, 2006).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

Date: May 12, 2006	/s/ WILLIAM P. ANGRICK, III
	By:	William P. Angrick, III
	Title:	Chairman of the Board of Directors and Chief Executive Officer

/s/ JAMES M. RALLO
	By:	James M. Rallo
	Title:	Chief Financial Officer and Treasurer