Form 10-Q
period 2006-06-30
LIQUIDITY SERVICES INC
filed 2006-08-11
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 11, 2006 was 27,527,308.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2006	September 30, 2005
	(Unaudited)
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$50,018	$10,378
Short-term investments	13,729	—
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $50,000 at June 30, 2006 and September 30, 2005, respectively	1,685	685
Inventory	2,787	1,934
Prepaid expenses and other current assets	1,850	1,588

Total current assets	70,069	14,585

Property and equipment, net	1,629	1,000
Intangible assets, net	5,107	5,745
Goodwill	3,674	3,606
Other assets	1,348	1,077

Total assets	$81,827	$26,013

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,431	$924
Accrued expenses and other	8,681	3,336
Profit-sharing distributions payable	6,940	4,337
Consignment payables	2,172	1,281
Current portion of capital lease obligations	76	144
Current portion of long-term debt	16	409

Total current liabilities	19,316	10,431

Capital lease obligations, net of current portion	4	44
Long-term debt, net of current portion	46	3,906
Other long-term liabilities	92	215

Total liabilities	19,458	14,596

Redeemable common stock	—	474

Stockholders’ equity:
Series C Preferred Stock, $20,000,000 liquidation preference; $.001 par value; 3,262,643 shares authorized; 0 and 3,262,643 issued and outstanding at June 30, 2006 and September 30, 2005, respectively	—	3
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,436,783 and 19,025,971 shares issued and outstanding at June 30, 2006 and September 30, 2005, respectively	27	19
Additional paid-in capital	54,817	9,412
Accumulated other comprehensive income/(loss)	241	(24)
Retained earnings	7,284	1,533

Total stockholders’ equity	62,369	10,943

Total liabilities and stockholders’ equity	$81,827	$26,013

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
Revenue	$38,750	$22,940	$108,058	$65,190
Costs and expenses:
Cost of goods sold (excluding amortization)	3,442	1,590	8,405	4,408
Profit-sharing distributions	20,534	12,516	59,423	36,331
Technology and operations	5,321	3,665	14,115	10,656
Sales and marketing	2,411	1,375	6,326	3,783
General and administrative	3,343	1,918	9,153	5,282
Amortization of contract intangibles	203	—	610	—
Depreciation and amortization	179	150	501	439

Total costs and expenses	35,433	21,214	98,533	60,899

Income from operations	3,317	1,726	9,525	4,291
Interest income and expense and other income, net	454	(140)	(120)	(413)

Income before provision for income taxes	3,771	1,586	9,405	3,878
Provision for income taxes	(1,416)	(543)	(3,654)	(1,343)

Net income	$2,355	$1,043	$5,751	$2,535

Basic earnings per common share	$.09	$.05	$.25	$.13

Diluted earnings per common share	$.08	$.04	$.22	$.11

Basic weighted average shares outstanding	27,347,778	19,089,619	22,930,351	19,053,498

Diluted weighted average shares outstanding	28,291,280	22,628,782	25,397,329	22,553,652

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2006	2005
	(In thousands)
Operating activities
Net income	$5,751	$2,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,111	439
Amortization of debt discount	15	34
Interest expense related to put warrant liability and debt issue costs	315	199
Stock compensation expense	324	85
Provision (benefit) for doubtful accounts	150	(34)
Loss on early extinguishment of debt	171	—
Loss on disposal of property and equipment	7	6
Changes in operating assets and liabilities:
Accounts receivable	(1,150)	1,415
Inventory	(853)	(1,426)
Prepaid expenses and other assets	(620)	(244)
Accounts payable	507	(265)
Accrued expenses and other	5,344	2,182
Profit-sharing distributions payable	2,604	(1,165)
Consignment payables	891	(15)
Other long-term liabilities	49	(6)

Net cash provided by operating activities	14,616	3,740

Investing activities
Purchases of short-term investments	(13,663)	(23,605)
Proceeds from the sale of short-term investments	—	29,695
Increase in goodwill and intangibles	(70)	(8,647)
Purchases of property and equipment	(1,090)	(357)

Net cash used in investing activities	(14,823)	(2,914)

Financing activities
Proceeds from issuance of debt	47	2,000
Net proceeds from the issuance of common stock	43,996	—
Repayments of debt	(4,410)	(6)
Principal repayments of capital lease obligations	(107)	(54)
Proceeds from exercise of common stock options	128	160
Payments to repurchase common stock	—	(439)

Net cash provided by financing activities	39,654	1,661
Effect of exchange rate differences on cash and cash equivalents	193	(13)

Net increase in cash and cash equivalents	39,640	2,474
Cash and cash equivalents at beginning of the period	10,378	5,510

Cash and cash equivalents at end of period	$50,018	$7,984

Supplemental disclosure of cash flow information
Property and equipment acquired through capital leases	$—	$24
Cash paid for income taxes	$3,248	$1,547
Cash paid for interest	$214	$204

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc., including its subsidiaries (LSI or the Company), is a leading online auction marketplace for wholesale, surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

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

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of June 30, 2006, unaudited consolidated statements of operations for the three- and nine-months ended June 30, 2006 and 2005 and the unaudited statements of cash flows for the nine months ended June 30, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2006 or any future period.

Short-Term Investments

The Company accounted for the investments it held as of June 30, 2006 in accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. These investments were all classified as available-for-sale securities.

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the quarter and nine months ended June 30, 2006, the amounts of unrealized gains and losses were not material. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest expense and other income, net. The cost of securities sold is based on the specific identification method. Short-term investments consist of agency and municipal bonds with a term of less than twelve months as of June 30, 2006.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

Stock-Based Compensation

At June 30, 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 7. Prior to October 1, 2005, the Company accounted for this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. Other than stock-based compensation cost associated with variable awards, which is described more fully in Note 7, no stock-based employee compensation cost was recognized in the statement of operations for the fiscal year ended September 30, 2005, because all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment (Statement 123(R)), using the prospective-transition method. Under this transition method, compensation cost recognized in the quarter and nine months ended June 30, 2006 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

As a result of adopting Statement 123(R) on October 1, 2005, the Company’s income before provision for income taxes and net income for the quarter and nine months ended June 30, 2006 are approximately $257,000 and $154,000, and $317,000 and $190,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2006 is approximately $3,191,000, which will be recognized over the weighted average period of 37 months.  The Company utilizes Black Scholes to determine its FAS 123(R) expense.  Inputs into Black Scholes include a volatility of 40%, dividend rate of 0%, and risk free interest rates that ranged from 4.32% to 4.66% for the nine months ended June 30, 2006. The Company anticipates a forfeiture rate of 33.4% based on its historical rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the quarter and nine months ended June 30, 2006 are approximately $0.00 and $0.01, and $0.01 and $0.01 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

The following summarizes the potential outstanding common stock, net income and earnings per share of the Company as of the dates set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,347,778	19,089,619	22,930,351	19,053,498
Treasury stock effect of options and warrants	943,502	276,520	731,788	237,509
Shares of common stock into which outstanding preferred stock is convertible	0	3,262,643	1,735,188	3,262,643

Diluted weighted average common shares outstanding	28,291,280	22,628,782	25,397,329	22,553,652

Net income	$2,355	$1,043	$5,751	$2,535
Net income per common share:
Basic income per common share	$0.09	$0.05	$0.25	$0.13
Diluted income per common share	$0.08	$0.04	$0.22	$0.11

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

The Surplus Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve-month period. The Company has performed in excess of the benchmark ratios throughout the contract period through June 30, 2006.

Under the terms of the Surplus Contract, based on the sales price of the surplus inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract, the Company is required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP) 1.8%, of the profits. In addition, disbursements to DRMS and KGP are only required to the extent the Company has distributable cash surplus, as defined under the Surplus Contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, Government Liquidation, LLC, exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. Profit-sharing distributions to DRMS and KGP under the Surplus Contract for the quarters and nine months ended June 30, 2006 and 2005 were $13,383,000, $40,474,000, $12,120,000 and $35,344,000, respectively, including accrued amounts, as of June 30, 2006 and 2005, of $4,741,000 and $3,980,000, respectively

The Company’s scrap contract with DRMS (the Scrap Contract) expires as of June 2012. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. As a result of this contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

In conjunction with the Company’s June 2005 winning bid for the Scrap Contract, LSI was required to pay DRMS $5,694,000 for the right to manage the operations and remarket scrap material and the resulting cash flows associated therewith. This payment was recorded as a contract intangible and is being amortized on a straight-line basis over the 84-month term of the contract. The Company recorded amortization expense of $203,000 and $610,000 for the quarter and nine months ended June 30, 2006, respectively, related to the Scrap Contract intangible asset.

Under the terms of the Scrap Contract, based on the sales price of the scrap inventory, after reduction for allowable expenses and other disbursements under the Scrap Contract, the Company is required to disburse to DRMS 78.2%, and to KGP 1.8%, of the profits. In addition, disbursements to DRMS and KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, DOD Surplus, LLC, exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. Profit-sharing distributions to DRMS and KGP under the Scrap Contract for the quarter and nine months ended June 30, 2006 were $6,551,000 and $17,546,000 respectively, including accrued amounts, as of June 30, 2006 of $2,051,000.

The Company’s Scrap contract with the DoD provides for an incentive which can increase the amount of profit-sharing distribution received under the contract from 20% up to 22%.  This incentive is based on the amount of scrap sold to small businesses during the last 12 months.  During the first 12 month measurement period ended June 30, 2006, the Company achieved the 22% profit-sharing rate.  This increase in the profit-sharing rate is retroactive for the preceding 12 months, and thus the Company received this 12 month benefit, of approximately $453,000, in the quarter ended June 30, 2006.  The Company has an opportunity to receive this incentive annually throughout the Scrap contract, to the extent the Company continues to exceed the threshold requirements.  The measurement period will continue to be the preceding 12 months as of June 30 of each year, and therefore this benefit, to the extent achieved, will continue to be recorded in the quarter ended June 30.

U.K. Disposal Services Agency Contract (DSA)

Under the contract with the DSA, an agency of the UK Ministry of Defence, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the quarters and nine months ended June 30, 2006 and 2005 were $601,000, $1,403,000, $396,000 and $987,000, respectively, including accrued amounts, as of June 30, 2006 and 2005, of $148,000 and $146,000, respectively.

3.             Intangible Assets

Intangible assets at June 30, 2006 consisted of the following:

	Useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Contract intangible	7	$5,694	$(746)	$4,948
Trademark intangible	10	$2	$(0)	2
Covenants not to compete	5	200	(43)	157

Total intangible assets, net				$5,107

Future expected amortization of intangible assets at September 30, 2005 was as follows:

Years ending September 30,
(in thousands)
2006	$853
2007	853
2008	853
2009	853
2010	840

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

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

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 2.25% (5.875% at September 30, 2005) due monthly. As of June 30, 2006, and September 30, 2005 the Company had $0 and $2,400,000, respectively, in outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of June 30, 2006, the Company was in compliance with these covenants.

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

On March 2, 2006, the Company repaid its Note Payable and amounts outstanding under its senior credit facility. In conjunction with the repayment of the Note Payable, the Company recorded a loss on the early extinguishment of debt of $171,000, which is included in interest income and expense and other income, net.

Debt consisted of the following:

	June 30, 2006	September 30, 2005
	(unaudited)	(audited)
	(in thousands)
Note payable	—	$2,000
Senior credit facility	—	2,400
Note payable—other	$72	26
Less: unamortized debt discount	(10)	(111)

Subtotal	62	4,315
Less: current portion of long-term debt	(16)	(409)

Long-term portion debt	$46	$3,906

5.             Redeemable Common Stock

Certain warrants were converted into 517,094 shares of common stock that were redeemable on the same basis as these previously outstanding warrants. As a result, in August 2004, the Company reclassified $312,000 related to the then-recorded fair value of the put warranty liability to redeemable common stock.

The gross redemption value of the common stock was $925,000 as of September 30, 2005. The redemption value of the common stock, based on the net present value of the gross redemption value, was determined to be $474,000 as of September 30, 2005. Changes in the fair value of the redemption feature of the common stock were being amortized to interest expense to the date the shares were sold in the Company’s initial public offering and the shares ceased to be redeemable. For the quarters and nine months ended June 30, 2006 and 2005 the interest expense recorded resulting from the changes in the fair value of the common stock redemption feature was $0, $261,000, $49,000 and $145,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements—(Continued)

6.             Directors Agreements

Effective January 1, 2004 and June 1, 2004, the Company entered into advisory agreements with two independent directors of the Company which expire on December 31, 2006 and May 30, 2007, respectively. In addition to payments of $1,000 for the preparation for and attendance at each Company board meeting, the agreements provided the directors a put option on any vested shares in the Company held by the directors. In conjunction with the Company’s initial public offering these agreements have been amended to remove the put option provision, and thus the Company will no longer record the expenses and has reclassified this liability. The Company accounted for the put option as a liability, which was included in other long-term liabilities, and was $173,000 at September 30, 2005. The Company recognized the amount of the increase in the redemption liability, $0, $68,000, $36,000 and $88,000, as interest expense in the quarters and nine months ended June 30, 2006 and 2005, respectively.

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

Common Stock

On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $43,996,000 in conjunction with its initial public offering.

2006 Omnibus Long-Term Incentive Plan

In conjunction with the Company’s initial public offering, the board of directors and the Company’s shareholders approved the 2006 Omnibus Long-Term Incentive Plan, or the 2006 Plan, on December 2, 2005. The 2005 Stock Option and Incentive Plan was terminated when the 2006 Plan became effective, immediately after the closing of initial public offering.

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. During March 2006, the Company issued 887,500 options to purchase shares to employees with an exercise price of $12.89, of which 75,000 have been forfeited, and during April 2006 issued 80,000 options to purchase shares to Directors with an exercise price of $12.89. At June  30, 2006, the 2006 Plan had 4,107,500 shares remaining reserved for issuance. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

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

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2005 and the three months ended December 31, 2005, March 31, 2006 and June 30, 2006 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2004	296,697	$0.42
Options granted	868,750	2.78
Options exercised	(240,568)	0.81
Options canceled	(11,594)	0.05

Options outstanding at September 30, 2005	913,285	$2.53
Options granted (unaudited)	313,500	7.00
Options exercised (unaudited)	(15,940)	0.25
Options canceled (unaudited)	(7,000)	4.00

Options outstanding at December 31, 2005 (unaudited)	1,203,845	$3.71
Options granted (unaudited)	897,500	12.84
Options canceled (unaudited)	(19,500)	4.29

Options outstanding at March 31, 2006 (unaudited)	2,081,845	$7.64
Options granted (unaudited)	80,000	12.89
Options exercised (unaudited)	(107,229)	.92
Options canceled (unaudited)	(155,834)	7.90

Options outstanding at June 30, 2006 (unaudited)	1,898,782	$8.22

Options exercisable at June 30, 2006 (unaudited)	387,132	$4.09

Warrants to purchase common stock issued to outside parties, which are not included in the above amounts, are 50,000 and 75,000 at June 30, 2006 and September 30, 2005, respectively.  The intrinsic value of outstanding and exercisable options at June 30, 2006 is $13,956,000 and $4,444,000, respectively, based on a stock price of $15.57 at June 30, 2006.

During January 2006, the Company issued 10,000 options to employees with an exercise price of $8.00 under the 2005 Stock Option Plan. During March 2006, the Company issued 887,500 options to employees with an exercise price of $12.89 and during April 2006 issued 80,000 options with an exercise price of $12.89 to Directors under the 2006 Omnibus Long-Term Incentive Plan.

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

Overview

About us. We are a leading online auction marketplace for wholesale, surplus and salvage assets. We enable buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers (persons or entities that have registered on one of our marketplaces) grew from approximately 355,000 to approximately 489,000.

Recent initiatives and developments. We have recently made several new investments to enhance the value of our business. We incurred start-up costs during the quarter ended June 30, 2006 associated with the award of a contract, in January 2006, by the Defense Reutilization and Marketing Service (DRMS) of the U.S. Department of Defense (DoD) to purchase DoD surplus property located in Germany. We continued to make investments in our U.S. distribution center operations. In July 2006, we signed a lease for a 94,407 square-foot distribution center in Plainfield, Indiana, a suburb of Indianapolis. To generate economies of scale we elected to increase the size of our Indianapolis facility.  Therefore, we have elected to postpone the opening of a new distribution center in the Southeast at this time.  We expect to incur start up costs associated with the Indiana distribution center during the next two quarters.

Our Scrap contract with the DoD provides for an incentive which can increase the amount of profit-sharing distributions we receive under the contract from 20% up to 22%.  This incentive is based on the amount of scrap sold to small businesses during the last 12 months.  During the first 12 month measurement period ended June 30, 2006, we achieved the 22% profit-sharing rate.  This increase in the profit-sharing rate is retroactive for the preceding 12 months, and thus we received this 12 month benefit, of approximately $453,000, in the quarter ended June 30, 2006.  We have an opportunity to receive this incentive annually throughout the Scrap contract to the extent we continue to exceed the threshold requirements.  However, the measurement period will continue to be the preceding 12 months as of June 30tof each year, and therefore this benefit, to the extent achieved, will continue to be recorded in the quarter ended June 30.

Our revenue. We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers two primary transaction models: a profit-sharing model and a consignment model.

•                    Profit-sharing model. Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from a sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 81.6% and 83.9% of our total revenue for the quarter and nine months ended June  30, 2006, respectively. The merchandise sold under our profit-sharing model accounted for approximately 67.7% and 71.2% of our gross merchandise volume, or GMV, for the quarter and nine months ended June  30, 2006, respectively.

•                    Consignment model. Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide other enhanced services to the seller. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.0% and 7.1% of our total revenue for the quarter and nine months ended June 30, 2006, respectively. The merchandise sold under our consignment model accounted for approximately 25.2% and 22.9% of our GMV for the quarter and nine months ended June 30, 2006, respectively.

We collect a buyer premium on substantially all of our transactions under both of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share in the proceeds of any buyer premiums with our sellers.

In addition, we occasionally engage in transactions with our sellers in which we purchase merchandise without a profit-sharing component. Under this model, we do not share any profits with the sellers. These transactions generated less than 3% of our revenue in the quarter ended June  30, 2006.

Lastly, our wholesale industry portal, www.goWholesale.com, which connects advertisers with buyers seeking products for resale and related business services, generated approximately 2% of our revenue in the quarter ended June 30, 2006.

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

Our Seller Agreements

Our DoD agreements. We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                    Surplus contract. In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our surplus contract (including buyer premiums) accounted for approximately 55.9% and 60.4% of our revenue for the quarter and nine months ended June 30, 2006, respectively. The property sold under our surplus contract accounted for approximately 46.4% and 51.3% of our GMV for the quarter and nine months ended June 31, 2006, respectively. The surplus contract expires in July 2008.

•                    Scrap contract. In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our scrap contract (including buyer premiums) accounted for approximately 25.7% and 23.5% of our revenue for the quarter and nine months ended June 30, 2006, respectively. The property sold under our scrap contract accounted for approximately 21.3% and 19.9% of our GMV for the quarter and nine months ended June 30, 2006, respectively. Under our scrap contract, we were required to pay $5.7 million for the right to manage the operations and remarket scrap material during the seven year base term of this contract. The contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms.

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

In January 2005, we were awarded a contract to purchase DoD surplus property located in the United Kingdom. This contract generated approximately 1% of our revenue for the quarter and nine months ended June 30, 2006. This contract expires in January 2007.

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract is in the start-up phase and generated less than 2% of our revenue for the quarter and nine months ended June 30, 2006. This contract expires in January 2009.

Our UK MoD agreement. In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 4% of our revenue in the quarter and nine months ended June 30, 2006. This contract expires in July 2008, subject to the Ministry’s right to extend the contract for two additional one-year terms.

Our commercial agreements. We have over 350 significant corporate clients, which are clients who sell in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces annually. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume. Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The gross merchandise volume of goods sold in our marketplace during the quarter and six months ended June 30, 2006 was $46.7 million and $127.2 million, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period in respect of which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the quarter and nine months ended June 30, 2006, we completed approximately 50,000 and 146,000 transactions, respectively.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2006, we had approximately 489,000 registered buyers.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to those of our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the quarter and nine months ended June 30, 2006, approximately 261,000 and 747,000 total auction participants, respectively, participated in auctions on our marketplaces.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income (loss) plus (a) interest expense and income and other income; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for  stock-based compensation expense.

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•                    The amortization of contract intangibles relates to the amortization of the scrap contract beginning in June 2005. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have fluctuated significantly over the past five years.. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

•                    As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three months Ended June 30,		Nine months Ended June 30,
	2006	2005	2006	2005
	(unaudited)
Net income	$2,355	$1,043	$5,751	$2,5351,492
Interest (income) expense and other income, net	(454)	140	120	413
Provision for income taxes	1,416	543	3,654	1,343
Amortization of contract intangibles	203	—	610	—
Depreciation and amortization	179	150	501	439

EBITDA	3,699	1,876	10,636	4,730
Stock compensation expense	263	19	324	85

Adjusted EBITDA	$3,962	$1,895	$10,960	$4,815

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $8.8 million at June 30, 2006. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our buyers and sellers base or material negative changes in our relationships with material customers.

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

Interest income and  expense and other income, net. Interest income and expense and other income, net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our long-term debt; interest expense associated with warrants to purchase our common stock that were issued to, among others, the lender of our subordinated debt financing in 2003, realized gains or losses on short-term investments, and losses on the early extinguishment of debt.

Income taxes. Prior to fiscal year 2002, we incurred losses from our operations and, as a result, did not incur significant liabilities for income taxes. While we generated NOLs during this time, we did not record a deferred tax asset for these NOLs or any other deferred items because of the uncertainty of their realization. We utilized these NOLs through fiscal 2004 to offset substantially all of the federal income taxes we would have otherwise owed. We continued to owe state income taxes during these periods. At September 30, 2004, we had utilized a significant portion of our federal NOLs. During fiscal year 2005, we exhausted our remaining federal NOLs and had an effective income tax rate of approximately 22%. During the first three quarters of fiscal year 2006 we had an effective income tax rate of approximately 40%. We estimate that our future effective income tax rate will continue to be approximately 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	8.9	6.9	7.8	6.8
Profit-sharing distributions	53.0	54.5	55.0	55.7
Technology and operations	13.7	16.0	13.1	16.3
Sales and marketing	6.2	6.0	5.9	5.8
General and administrative	8.6	8.4	8.4	8.1
Amortization of contract intangibles	0.6	—	0.6	—
Depreciation and amortization	0.4	0.7	0.4	0.7

Total costs and expenses	91.4	92.5	91.2	93.4

Income from operations	8.6	7.5	8.8	6.6
Interest (income) expense and other income, net	1.2	(0.6)	(0.1)	(0.6)

Income before provision for income taxes	9.8	6.9	8.7	6.0
Provision for income taxes	(3.7)	(2.4)	(3.4)	(2.1)

Net income	6.1%	4.5%	5.3%	3.9%

Quarter Ended June 30, 2006 Compared to Quarter Ended June 30, 2005

Revenue. Revenue increased $15.8 million, or 68.9%, to $38.7 million for the quarter ended June 30, 2006 from $22.9 million for the quarter ended June 30, 2005. This increase was primarily due to a 71.9% increase in the average value of our transactions resulting from product mix, lotting and merchandising strategies, and buyer demand, as well as an increase in the number of completed transactions through our online auction marketplaces. The number of completed transactions increased from approximately 49,000 to 50,000, in the same period. The amount of gross merchandise volume transacted through our marketplaces increased $20.2 million, or 76.0%, to $46.7 million for the quarter ended June 30, 2006 from $26.5 million for the quarter ended June 30, 2005. We believe this increase is primarily attributable to (1) our scrap contract with the DoD, which had its third full quarter of operations and accounted for 25.7% of revenue and 21.3% of gross merchandise volume and  (2) increased supply from our corporate sellers.

Cost of goods sold (excluding amortization). Cost of goods sold (excluding amortization) increased $1.8 million, or 116.5%, to $3.4 million for the quarter ended June 30, 2006 from $1.6 million for the quarter ended June 30, 2005, primarily due to the increase in revenue. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 8.9% in the quarter ended June 30, 2006 compared to 6.9% in the quarter ended June 30 2005, primarily due to an increase in costs of goods related to the growth under our contracts with the Department of Defense ($0.5 million of which is related to the start-up of our Germany operations), and merchandise we purchased for our own account and sold on Liquidation.com.

Profit-sharing distributions. Profit-sharing distributions increased $8.0 million, or 64.1%, to $20.5 million for the quarter ended June 30, 2006 from $12.5 million for the quarter ended June 30, 2005, which was primarily due to the addition of our scrap contract with the DoD, which utilizes our profit-sharing model. As a percentage of revenue, profit-sharing distributions decreased to 53.0% in the quarter ended June 30, 2006, from 54.6% in the quarter ended June 30, 2005, which was primarily due to a decrease to 81.6% in the quarter ended June 30, 2006 from 86.4% for the quarter ended June 30, 2005 in the amount of revenue generated under our profit-sharing model. This decrease is a result of faster growth in our commercial business, where most of our sellers have adopted our consignment model. Revenue from our consignment model increased to 8.0% in the quarter ended June 30, 2006 from 5.8% in the quarter ended June 30, 2005.

Technology and operations expenses. Technology and operations expenses increased $1.6 million, or 45.2%, to $5.3 million for the quarter ended June 30, 2006 from $3.7 million for the quarter ended June 30, 2005. The increase was primarily due to the addition of $1.3 million of technology and operations personnel expenses needed to support the increase in gross merchandise volume discussed above.  Of this $1.3 million in expenses, $0.5 million related to the start-up of our scrap business, $0.2 million related to the start-up of our Germany business and $0.4 million related to personnel needed to support the growth of our commercial business. As a percentage of revenue, these expenses decreased to 13.7% in the quarter ended June 30, 2006 from 16.0% in the quarter ended June 30, 2005. The decrease as a percentage of revenue is primarily the result of operating efficiencies gained as fixed costs, such as programming and customer support staff, were spread over a larger revenue base.

Sales and marketing expenses. Sales and marketing expenses increased $1.0 million, or 75.2%, to $2.4 million for the quarter ended June 30, 2006 from $1.4 million for the quarter ended June 30, 2005. As a percentage of revenue, these expenses increased to 6.2% in the quarter ended June 30, 2006 from 6.0% in the quarter ended June 30, 2005. The increase was primarily due to $0.5 million of sales and marketing personnel expenses and $0.4 million in increased expenditures on marketing and promotional activities across our marketplaces needed to support our growth in gross merchandise volume.

General and administrative expenses. General and administrative expenses increased $1.4 million, or 74.3%, to $3.3 million for the quarter ended June 30, 2006 from $1.9 million for the quarter ended June 30, 2005. As a percentage of revenue, these expenses increased to 8.6% in the quarter ended June 30, 2006 from 8.4% in the quarter ended June 30, 2005. The increase was primarily due to (1) our new scrap contract resulting in $0.5 million of additional general and administrative expenses, (2) costs of $0.5 million related to accounting, legal, insurance, compliance and other expenses related to the requirements of being a public company, (3) expenses of $0.3 million related to the adoption of FAS 123(R) and (4) costs of $0.1 million for executive and administrative staff to support our growth and the requirements of being a public company.

Amortization of contract intangibles. Amortization of contract intangibles of $0.2 million for the quarter ended June 30, 2006, resulted from our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses were consistent at $0.2 million for the quarters ended June 30, 2006 and June 30, 2005.

Interest income and expense and other income, net. Interest income and expense and other income, net, of $0.5 million of income for the quarter ended June 30, 2006 changed by $0.6 million from $0.1 million of expense for the quarter ended June 30, 2005.  This change is a result of the completion of our initial public offering in February 2006 when we repaid the $2.4 million that was outstanding under our senior credit facility as well as our $2.0 million subordinated note payable and invested the remaining proceeds.

Provision for income tax expense. Income tax expense increased $0.9 million to $1.4 million for the quarter ended June 30, 2006 from $0.5 million for the quarter ended June 30, 2005, due to the increase in income before provision for income taxes and the exhaustion of our remaining federal NOLs during the year ended September 30, 2005.

Net income. Net income increased $1.3 million, to $2.3 million for the quarter ended June 30, 2006 from $1.0 million for the quarter ended June 30, 2005. The increase was due to the result of items discussed above.

Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Revenue. Revenue increased $42.9 million, or 65.8%, to $108.1 million for the nine months ended June 30, 2006 from $65.2 million for the nine months ended June 30, 2005. This increase was primarily due to a 45.6% increase in the average value of our transactions resulting from product mix, lotting and merchandising strategies, and buyer demand, as well as an increase in the number of completed transactions through our online auction marketplaces. The number of completed transactions increased from approximately 124,000 to 146,000, or 17.2%, in the same period. The amount of gross merchandise volume transacted through our marketplaces increased $52.8 million, or 71.1%, to $127.2 million for the nine months ended June 30, 2006 from $74.4 million for the nine months ended June 30, 2005. We believe this increase is primarily attributable to (1) our scrap contract with the DoD, which had its first three full quarters of operations accounting for 23.5% of revenue and 19.9% of gross merchandise volume, (2) increased supply from our corporate sellers, and (3) the addition of Wholesale411.com, which we acquired during May 2005, to our advertising business.

Cost of goods sold (excluding amortization). Cost of goods sold (excluding amortization) increased $4.0 million, or 90.7%, to $8.4 million for the nine months ended June 30, 2006 from $4.4 million for the nine months ended June 30, 2005, primarily due to the increase in revenue. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 7.8% in the nine months ended June 30, 2006 compared to 6.8% in the nine months June 30 2005. This increase was a result of an increase in costs of goods related to the growth under our contracts with the Department of Defense ($0.7 million of which is related to the start-up of our Germany operations) and merchandise we purchased for our own account and sold on Liquidation.com.

Profit-sharing distributions. Profit-sharing distributions increased $23.1 million, or 63.6%, to $59.4 million for the nine months ended June 30, 2006 from $36.3 million for the nine months ended June 30, 2005, which was primarily due to the addition of our scrap contract with the DoD, which utilizes our profit-sharing model. As a percentage of revenue, profit-sharing distributions decreased to 55.0% in the nine months ended June 30, 2006, from 55.7% in the nine months ended June 30, 2005, which was primarily due to a decrease to 83.9% in the nine months ended June 30, 2006 from 89.1% for the nine months ended June 30, 2005 in the amount of revenue generated under our profit sharing model. This decrease is a result of faster growth in our commercial business, where most of our sellers have adopted our consignment model. Revenues from our consignment model have increased to 7.1% of total revenues in the nine months ended June 30, 2006 from 5.1% of total revenues in the nine months ended June 30, 2005.

Technology and operations expenses. Technology and operations expenses increased $3.4 million, or 32.5%, to $14.1 million for the nine months ended June 30, 2006 from $10.7 million for the nine months ended June 30, 2005. As a percentage of revenue, these expenses decreased to 13.1% in the nine months ended June 30, 2006 from 16.3% in the nine months ended June 30, 2005. The increase was primarily due to the addition of $2.9 million of technology and operations personnel expenses needed to support the increased volume of transactions and merchandise discussed above, of which $1.3 million related to the start-up of our scrap business, $0.2 million related to the start-up of our Germany business, $0.8 million related to personnel needed to support the growth of our commercial business, $0.2 million related to personnel needed to support the growth of our online advertising business and $0.2 million related to personnel needed to support the growth of our surplus business with the DoD. The decrease as a percentage of revenue is primarily the result of operating efficiencies gained as fixed costs, such as programming and customer support staff, were spread over a larger revenue base.

Sales and marketing expenses. Sales and marketing expenses increased $2.5 million, or 67.2%, to $6.3 million for the nine months ended June 30, 2006 from $3.8 million for the nine months ended June 30, 2005. As a percentage of revenue, these expenses were consistent at 5.9% in the nine months ended June 30, 2006 as compared to 5.8% in the nine months ended June 30, 2005. The increase was due to the addition of $1.3 million of sales and marketing personnel expenses and $1.0 million in increased expenditures on marketing and promotional activities across our marketplaces needed to support our growth in gross merchandise volume.

General and administrative expenses. General and administrative expenses increased $3.9 million, or 73.3%, to $9.2 million for the nine months ended June 30, 2006 from $5.3 million for the nine months ended June 30, 2005. As a percentage of revenue, these expenses increased to 8.4% in the nine months ended June 30, 2006 from 8.1% in the nine months ended June 30, 2005. The increase was primarily due to (1) our new scrap contract resulting in $1.3 million of additional general and administrative expenses, (2) costs of $1.2 million related to additional accounting, legal, insurance, compliance and other expenses related to being a public company, (3) expenses of $0.3 million related to the adoption of FAS 123(R) and (4) costs of $0.5 million for executive and administrative staff to support our growth and the requirements of being a public company.

Amortization of contract intangibles. Amortization of contract intangibles of $0.6 million for the nine months ended June 30, 2006, resulted from our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses were consistent at $0.5 million for the nine months ended June 30, 2006 and $0.4 million for the nine months ended June 30, 2005.

Interest income and expense and other income, net. Interest income and expense and other income, net. decreased $0.3 million, to $0.1 million of expense for the nine months ended June 30, 2006 from $0.4 million of expense for the nine months ended June 30, 2005. This decrease was a result of the completion of our initial public offering in February 2006 as a result of which we repaid the $2.4 million outstanding under our senior credit facility and our $2.0 million subordinated note payable and invested the remaining proceeds.

Provision for income tax expense. Income tax expense increased $2.3 million to $3.6 million for the nine months ended June 30, 2006 from $1.3 million for the nine months ended June 30, 2005, primarily due to the increase in income before provision for income taxes and the exhaustion of our remaining federal NOLs during the year ended September 30, 2005.

Net income. Net income increased $3.2 million, to $5.7 million for the nine months ended June 30, 2006 from $2.5 million for the nine months ended June 30, 2005. The increase was due to the result of items discussed above.

Liquidity and Capital Resources

Historically our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2006, we had approximately $50.0 million in cash and cash equivalents, $13.7 million in short-term investments and $5.4 million available under our $5.5 million senior credit facility.

Substantially all of our sales are recorded subsequent to payment authorization being received, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2006 Compared to Nine Months Ended June 30, 2005

Net cash provided by operating activities increased $10.9 million to $14.6 million for the nine months ended June 30, 2006 from $3.7 million for the nine months ended June 30, 2005. For the nine months ended June 30, 2006, net cash provided by operating activities primarily consisted of net income of $5.7 million, depreciation and amortization expense of $1.1 million, stock compensation expense of $0.3 million, net other expenses of $0.7 million and increase in accounts payable, accrued expenses and other liabilities of $9.4 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $2.6 million. For the nine months ended June 30, 2005, net cash provided by operating activities primarily consisted of net income of $2.5 million, depreciation and amortization expense of $0.4 million, net other expenses of $0.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $0.7 million offset in part by a net increase in accounts receivable, inventory and prepaid and other assets of $0.2 million.

Net cash used in investing activities was $14.8 million for the nine months ended June  30, 2006 and $2.9 million for the nine months ended June 30, 2005. Net cash used in investing activities in the nine months ended June 30, 2006 consisted primarily of purchases of short-term investments of $13.7 million and capital expenditures of $1.1 million for purchases of equipment and leasehold improvements. Net cash used in investing activities in the nine months ended June 30, 2005 consisted primarily of purchases of short-term investments of $23.6 million, an increase in goodwill and intangibles of $8.6 million from the acquisition of Wholesale411 and the $5.7 million up-front payment in connection with the Scrap contract, and capital expenditures of $0.4 million for purchases of equipment and leasehold improvements offset by proceeds from short-term investments of $29.7 million.

Net cash provided by financing activities was $39.6 million for the nine months ended June  30, 2006 and $1.7 million for the nine months ended June 30, 2005. Net cash provided by financing activities in the nine months ended June 30, 2006 consisted primarily of net proceeds from the initial public offering of $44.0 million offset by the repayment of debt of $4.4 million. Net cash provided by financing activities in the nine months ended June 30, 2005 consisted primarily of proceeds from the issuance of debt of $2.0 million offset by $0.3 million of payments for common stock repurchases, net of proceeds from stock option exercises.

Capital Expenditures. Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $1.1 million to $1.5 million in the fiscal year ending September 30, 2006. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the quarter ended June 30, 2006 and the nine months ended June 31, 2006 were $0.2 million and $1.1 million, respectively. As of June 30, 2006, we had no outstanding commitments for capital expenditures.

Senior credit facility. We maintain a $5.5 million senior credit facility due July 2007. The senior credit facility bears an annual interest rate of LIBOR plus 2.25%. As of June 30, 2006, we had no outstanding indebtedness under our senior credit facility. As of June 30, 2006, our borrowing availability under our senior credit facility was $5.4 million due to an issued Letter of Credit for $100,000, of which $1.0 million is set aside as a contractual obligation under our Scrap contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions noted above. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments.

Note payable. In May 2003, we issued a subordinated note to an unaffiliated third party in exchange for $2 million in cash. The note bore interest at 12% per annum and was secured by a junior lien on substantially all of our assets. The note was due May 2008. We utilized a portion of the proceeds from our initial public offering to retire the note.

We believe that our existing cash and cash equivalents and short term investments, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value added services and the costs to establish additional distribution centers. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

As of June 30, 2006, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than five percent of our gross merchandise volume is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

We have two material contracts with the Defense Reutilization and Marketing Service, or DRMS, under which we acquire, manage and sell surplus property of the U.S. Department of Defense, or DoD. The largest contract was awarded in June 2001 and relates to usable surplus property of the DoD turned into the DRMS and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The second contract was awarded in June 2005 and relates to substantially all scrap property of the DoD turned into the DRMS and located in the United States, such as metals, alloys and building materials. Our surplus contract accounted for approximately 55.9% of our revenue and 46.4% of our gross merchandise volume for the quarter ended June 30, 2006. Our scrap contract represented 25.7% of our revenue and 21.3% of our gross merchandise volume for the quarter ended June 30, 2006. We believe that these contracts will continue to be the source of a significant portion of our revenue and gross merchandise volume during their terms. The surplus contract expires in June 2008. The scrap contract became operational in August 2005 and has a seven-year base term that expires in August 2012, subject to DoD’s right to extend for three additional one-year terms. The contracts were awarded by DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

Although our contracts with DoD do not allow DoD to terminate for convenience, each contract requires us to meet specified performance benchmarks. The contracts may be terminated by DoD if rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. We have never failed to meet the required benchmark ratio during any of the testing periods. We cannot assure you that we will meet the performance benchmarks in the future. DoD also has the right, after giving us notice and a 30 day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches.

If our relationship with DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income.

Unfavorable findings resulting from a government investigation or audit could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.

In July 2006, the Government Accountability Office (GAO) issued a report citing weaknesses in DoD excess inventory control procedures and lax security at selected DoD facilities with respect to surplus property.  The GAO report refers to our company and asserts that we failed to verify the appropriate DoD regulatory classifications for certain items we sold and, as a result, we sold items we should have instead returned to the DoD. We don’t believe that, under our DoD contracts, we have a contractural responsibility to assign these classifications and we believe that the DoD has the contractual obligation to assign these classifications.  The GAO report also identified at least 79 buyers that collectively purchased 2,669 sensitive military items and stated that the GAO was referring these sales to federal law enforcement agencies for investigation. These buyers may have acquired these sensitive military items from us.  It is possible that other government and law enforcement agencies may investigate these sales, our company and our activities under our DoD contracts. If an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. We could also suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not these allegations have merit. If we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

The federal government has the right to audit our performance under our government contracts. Any adverse findings from audits or reviews of our performance under our contracts could result in a significant adjustment to our previously reported operating results. For example, our DoD contracts provide that we share sales profits with the government. The federal government may disagree with our calculation of the profits realized from the sales of government surplus assets and may require us to increase profit sharing payments to the government that have been made in the past. If this occurs, our past operating margins may be reduced. The results of an audit by the government could significantly limit the volume and type of merchandise made available to us under our contracts with the DoD, resulting in lower gross merchandise volume, revenue, and profitability for our company.  If such a government  audit uncovers improper or illegal activities, we could be subject to the civil and criminal penalties, administrative sanctions and reputational harm described above.    If, as the result of such an audit, we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

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

Our business depends, to a large degree, on effective customer service and distribution center operations. We currently staff DoD warehouse distribution space, for which we do not incur leasing costs as well as leased commercial warehouse distribution space. These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements or occupancy arrangements in the case of government provided facilities, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters or other events. In addition, space provided to us by DoD could be re-configured or reduced as a result of DoD’s Base Realignment and Closure initiative or other infrastructure reduction initiatives. For example, DRMS has indicated that it plans to reconfigure or reduce the current warehousing functions at a number of DoD sites. A disruption in our customer service and distribution operations, including as a result of DRMS’s plans to reconfigure or reduce the current warehousing functions at several sites, could cause us to lose sellers and buyers, decrease our revenue and harm our operating results.

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

We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.liquibiz.com and www.goWholesale.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, trademarks or service marks, but we are pursuing patents and registration of such intellectual property. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, there could be potential trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

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

We have begun expanding internationally, and in the future we may do so more aggressively. For the quarter ended June 30, 2006, international operations accounted for less than 6% of our revenue. International operations subject us to additional risks and challenges, including:

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

LIQUIDITY SERVICES, INC.
(Registrant)

Date: August 11, 2006	/s/ William P. Angrick, III
	By:	William P. Angrick, III
	Title:	Chairman of the Board of Directors and Chief Executive Officer

/s/ James M. Rallo
	By:	James M. Rallo
	Title:	Chief Financial Officer and Treasurer