Form 10-K
period 2006-09-30
LIQUIDITY SERVICES INC
filed 2006-12-22
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended September 30, 2006

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

Securities Registered pursuant to Section 12(b) of the Act:

None

Securities Registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 20, 2006 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $187,389,014.

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of December 20, 2006 was 27,617,555.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement relating to its 2007 Annual Stockholders’ Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

INDEX

TABLE OF CONTENTS

Item	Description	Page
PART I
1.	Business
1A.	Risk Factors
1B.	Unresolved Staff Comments
2.	Properties
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders

PART II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
6.	Selected Financial Data
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
7A.	Quantitative and Qualitative Disclosures About Market Risk
8.	Financial Statements and Supplementary Data
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
9A.	Controls and Procedures
9B.	Other Information

PART III
10.	Directors and Executive Officers of the Registrant
11.	Executive Compensation
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
13.	Certain Relationships and Related Transactions
14.	Principal Accounting Fees and Services

PART IV
15.	Exhibits, Financial Statement Schedule
Signatures

Unless the context requires otherwise, references in this report to “we,” “us,” the “Company” and “our” refer to Liquidity Services, Inc. and its subsidiaries.

PART I

Item 1. Business.

Overview

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

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2006, the number of registered buyers grew from approximately 386,000 to approximately 524,000, or 35.7%. During the past three fiscal years, we have conducted over 508,000 online transactions generating approximately $364 million in gross merchandise volume. Approximately 87% of our initial listings have resulted in a completed cash sale during the past three fiscal years.

In the fiscal year ended September 30, 2006, we generated revenue of $147.8 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our revenue has grown at a compound annual growth rate of approximately 35% since fiscal year 2002. Additionally, we have been profitable and cash flow positive for each quarter since the fourth quarter of fiscal year 2002.

Industry Overview

While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in the reverse supply chain process. The reverse supply chain addresses the redeployment and remarketing of wholesale, surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods from both the corporate and government sectors. According to D.F. Blumberg Associates, Inc., a research and consulting firm, the estimated reverse logistics market in North America will grow from approximately $38.5 billion in 2004 to over $63.1 billion in 2008.

The supply of wholesale, surplus and salvage assets in the reverse supply chain results from a number of factors, including:

•                  Supply chain inefficiencies.  Forecasting inaccuracies, manufacturer overruns, cancelled orders, evolving market preferences, discontinued product lines, merchandise packaging changes and seasonal fluctuations result in the growth of surplus assets.

•                  Product innovation.  Continuous innovation in technology products, such as computer and office equipment, consumer electronics, and personal communication and entertainment devices, results in a continuous flow of surplus assets.

•                  Return policies of large national and online retailers.  The flexible return practices of many large national retailers and online shopping sites result in a continuous supply of returned merchandise, a significant portion of which must be liquidated.

•                  Compliance with government regulations.  An increasingly stringent regulatory environment necessitates the verifiable recycling and remarketing of surplus assets that would otherwise be disposed of as waste.

Organizations that manufacture, distribute, sell or use finished goods regularly need to dispose of excess inventory or returned merchandise. We believe the management and remarketing of surplus assets traditionally has been an inefficient process. While many organizations spend considerable resources developing systems and channels supporting the flow of finished goods to their core customers, we believe that many have not historically dedicated significant resources to the reverse supply chain. Factors contributing to these inefficiencies in the reverse supply chain include the lack of:

•                  a centralized and global marketplace to sell bulk products in the reverse supply chain;

•                  awareness of available methods and mechanisms for disposal of surplus assets;

•                  experience in managing the reverse supply chain; and

•                  product information and tracking as surplus assets move through the reverse supply chain.

Traditional methods of surplus asset disposition include ad-hoc, negotiated direct sales, utilization of individual brokers or sales agents and live on-site auctions. We believe brokers specializing in surplus asset disposition are generally highly fragmented, geographically dispersed and predominantly small business owners. The manual, negotiated and geographically dispersed nature of traditional surplus resale methods results in a lack of pricing transparency for offered goods and a lower number of potential buyers and bids, which we believe typically lead to lower recovery rates for sellers.

A significant number of professional buyers seek wholesale, surplus and salvage assets. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms and small businesses. Traditionally, these buyers have had limited access to large sellers of surplus assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:

•                  global access to an available supply of desired assets;

•                  efficient and inexpensive sourcing processes;

•                  a professionally managed central marketplace;

•                  detailed information and product description for the offered goods; and

•                  pricing transparency or ability to compare asset prices.

The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation (IDC), a provider of global IT research and advice, estimates global business-to-business, or B2B, e-commerce will increase at a compound annual growth rate of 27.9% between 2004 and 2009 from $2,176 billion to $7,446 billion. (Source: IDC, Worldwide Internet Usage and Commerce 2005-2009 Forecast Version 10.1, Doc #34256, October 2005). We believe professional buyers of wholesale, surplus and salvage assets increasingly will use the Internet to identify and source goods available for immediate purchase.

Our Solution

Our solution is comprised of our online auction marketplaces, value-added services and our wholesale search and advertising portal. Our marketplaces and services are designed to provide sellers with a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of these surplus assets while providing buyers with confidence in the goods they purchase. We provide sellers access to a liquid marketplace with thousands of professional buyers. Through our relationships with sellers, we provide buyers convenient access to a substantial and continuous flow of wholesale, surplus and salvage assets. We provide buyers with products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and large individual items. Our solution combines centralized marketplaces with a full suite of integrated sales, marketing, merchandising, fulfillment, payment collection, dispute mediation and logistics services. We provide sellers a convenient method of remarketing wholesale, surplus and salvage assets, including preparation of sales information, optional warehousing of goods, settlement and transaction reporting. For any given asset, buyers have access in a centralized location to a detailed product description, product manifest, digital images of a product, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer’s location.

The following chart provides a summary of our online marketplace solution:

We believe our marketplaces benefit over time from greater scale and adoption by our constituents. As of September 30, 2006 , we had aggregated approximately 524,000 registered buyers in our marketplaces. Aggregating this level of buyer demand enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2006 we had approximately 993,000 auction participants in our online auctions from our registered buyers. During fiscal year 2006, we grew our registered buyer base by 35.7% or approximately 138,000. As buyers continue to discover and use our online trading platform as an effective method to source assets, we believe our marketplaces become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Competitive Factors

We have created liquid marketplaces for virtually any type, quantity or condition of wholesale, surplus or salvage assets. The strengths of our business model include:

Aggregation of supply and demand for wholesale, surplus and salvage assets

Our ability to aggregate sellers and buyers through our marketplaces is a fundamental strength of our business model. Sellers benefit from a liquid market and more competitive bidding through our large base of professional buyers, which enhances returns. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of wholesale, surplus and salvage assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators. Instead, sellers and buyers can conveniently access our online marketplaces for all of their wholesale, surplus and salvage asset needs.

Integrated and comprehensive solution

Our marketplaces are designed to provide sellers and buyers with a comprehensive solution for the online sale and purchase of wholesale, surplus and salvage assets. We offer a full suite of value-added services to simplify the sales process for sellers and improve the utility of our marketplaces for buyers. For corporate and government sellers, we provide sales, marketing, logistics and customer support services that are fully integrated with our marketplaces, creating operational and informational efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction for sellers. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the profits after the sale is completed. We provide a one stop solution to enable professional buyers of any size throughout the world to purchase assets in an efficient manner. For these buyers, we provide a broad range of services to give them the information necessary to make a more informed bid and to ensure that they ultimately receive the goods purchased. Our buyer services include intelligent alerts, search tools, dynamic pricing, shipping and delivery, secure settlement, live customer support and dispute resolution. Our solution also includes our wholesale industry portal, which provides sellers with an opportunity to target advertising to wholesale buyers and provides buyers with access to a single online destination for sourcing wholesale products and related services.

Flexible and aligned transaction model

We offer two primary transaction models to our sellers, consignment and profit-sharing. Under both models, our compensation is based on the proceeds received from cash sales. These profit-sharing arrangements are designed to maximize returns for us and our sellers by aligning our economic interests.

Faster cycle times for our sellers

We believe our marketplace solution allows sellers to complete the entire sales process more rapidly than through traditional auction methods. Our solution generally reduces the sales and marketing cycle as compared to traditional auction methods. As a result, sellers are able to reduce inventory quickly, generate additional working capital and reduce the cost of carrying unwanted assets.

Our Strategy

Our objective is to build upon our position as a leading online marketplace for selling wholesale, surplus and salvage assets. The key elements of our strategy are to continue to:

Grow our buyer base and increase the total number of auction participants

We intend to increase our buyer base and the total number of auction participants and competition within each auction by attracting new buyers and leveraging our database of existing professional buyers. We intend to attract new buyers by using a variety of online and traditional marketing programs. In addition, we plan to use the comprehensive buyer profiles, preferences and transactional data we have compiled over the past several years for our existing professional buyers to enable us to identify and market assets available through our auctions to the most likely buyers. We believe these initiatives will help us to increase the total number of auction participants, lead to higher selling prices and increase loyalty among our buyer base.

Increase penetration of existing sellers

We intend to increase our sales by increasing business with our existing sellers. For many of our sellers, we currently handle only a small portion of the available supply of these assets. In recent years, we have developed relationships with large corporations and government agencies that offer significant growth opportunities by increasing our share of their supply of surplus assets. For example, on behalf of the U.S. Department of Defense, we initially handled sales of its surplus personal property classified as “useable” in the United States and have expanded this relationship to include additional locations and property classifications, such as “useable” surplus property in the United Kingdom and Germany, as well as “scrap” property in the United States.

Develop new seller relationships

We intend to attract additional corporate and government sellers to our marketplaces. We believe the vast majority of corporations and government agencies still rely on inefficient traditional disposition methods for their surplus assets such as regional auctions or bulk sales to local buyers and liquidators. We believe our demonstrated performance record coupled with an expanded sales and marketing initiative will allow us to attract additional corporate and government sellers. As part of our sales and marketing initiative, we plan to hire additional sales professionals and increase our marketing and advertising to sellers in our target markets.

Develop and enhance features and services

We intend to develop and enhance marketplace features and services that benefit both buyers and sellers. With each completed auction, we gain greater insight into the optimal ways of marketing goods in the reverse supply chain and the needs of buyers and sellers within the wholesale industry. Recent new service offerings, such as inventory assurance screening, automated shipping coordination, return processing for retail sellers and online invoicing, have enhanced our operations and user experience. We intend to continue to develop new tools to further automate our solution in order to enhance the value we provide to buyers and sellers and improve the scalability of our business.

Expand our wholesale industry portal business

We intend to further expand our advertising and search engine distribution network and develop products that enable wholesale buyers and sellers to more readily create and organize relevant industry information. As a result, our growing base of advertisers can cost-effectively connect with potential customers of wholesale, surplus and salvage assets. Our wholesale industry portal provides another value-added resource to assist buyers and sellers in sourcing goods and services via the Internet.

Acquire complementary businesses

We intend to increase our share of the supply of wholesale, surplus and salvage goods sold by expanding our operations geographically and across new complementary markets. To support this growth, we intend to continue our disciplined and targeted acquisition strategy. Our approach focuses on identifying target companies that will offer us new or complementary areas of expertise, technology advancements, client bases and geographic territories, such as the STR acquisition which we completed on October 16, 2006. In considering each acquisition scenario, we evaluate the merits of the individual opportunity and determine whether to employ a “buy” or “build” strategy.

Our Marketplaces

Our online auction marketplaces serve as an efficient and convenient method for the sale of wholesale, surplus and salvage assets. Through our online auction sites, sellers and professional buyers come together to transact for goods sold “as-is, where-is,” generally without the discretionary right to return the merchandise. Items sold in our marketplaces range from new, used, salvage and scrap materials. We operate the following online marketplaces:

•                  Our www.liquidation.com marketplace enables corporations and selected federal government agencies located in the United States to sell wholesale, surplus and salvage assets. This marketplace and our related services are designed to meet the needs of clients selling to domestic and international buyers, including buyer qualification, brand and channel relationships protection, and shipping and logistics management.

•                  Our www.govliquidation.com marketplace enables selected government agencies to sell surplus and scrap assets. In addition to goods sold on behalf of other federal agencies, the surplus and scrap assets we sell as the exclusive contractor of the Defense Reutilization and Marketing Service of the U.S. Department of Defense are sold in this marketplace. To satisfy the requirements of U.S. federal government agency sellers, this marketplace incorporates additional terms and conditions of sale, such as U.S. Trade Security Controls clearance for the sale of export-controlled property.

•                  Our www.liquibiz.com marketplace enables European-based corporations and government agencies, including the U.K. Ministry of Defense and the US Department of Defense in the United Kingdom and Germany, to sell goods to European and other international buyers. While all of our marketplaces reach a global buyer base, we recognize that high shipping costs can impact the amount a buyer is willing to bid for goods. As a result, we created this marketplace to geographically align European sellers and buyers. We intend to further expand our operations in Europe through our existing facilities in the United Kingdom and Germany.

Our three online auction marketplaces are designed to address the particular requirements and needs of  buyers and sellers. Although our buyers may access and register on a single marketplace, we use numerous cross-marketing and cross-promotional methods to ensure that buyers are exposed to all of our marketplaces and to all product categories in which they have expressed an interest. For example, we display cross-search results for all our marketplaces in response to key word searches in a single marketplace.

Our Value-Added Services

We have integrated value-added services into our solution to simplify the sale process for sellers and improve the utility of our marketplaces for buyers. Unlike other online auction sites on which sellers post information on the auction website and deal directly with the buyer to complete a sale, we manage each step of the transaction. We perform all required pre-sale value-added services such as receiving and lotting of the merchandise and implementing marketing strategies. After an online auction transaction is executed, we perform all required post-sale value-added services such as payment collection, settlement and reporting. We believe these services contribute significantly to an enhanced selling price and a higher level of confidence for our buyers. Additionally, we believe these services improve compliance with the various policies, regulations and sale restrictions of our corporate and government sellers. Our employees provide the majority of our value-added services, outsourcing to third-party vendors in limited cases.

Seller services.  We offer value-added services to sellers in three areas: (1) sales and marketing, (2) logistics and (3) settlement and customer support.

•                  Sales and marketing. Sales and marketing efforts encompass all of the services necessary to prepare merchandise for a successful auction and include the following:

•                  Marketing and promotion—we use a variety of both online and traditional marketing methods to promote our sellers’ merchandise and generate interest in each auction.

•                  Asset lotting and merchandising—we leverage our industry experience to organize merchandise in lot sizes and product combinations that meet buyer preferences.

•                  Product information enhancement—we photograph and upload digital images of the merchandise to be sold and combine the images in a relevant format. In order to increase the realized sales value, we also research, collect and use supplemental product information to enhance product descriptions.

•                  Logistics. We provide standard and optional logistics services designed to support the receipt, handling, transportation and tracking of merchandise offered through our marketplaces, including the following:

•                  Distribution centers—we provide sellers with the flexibility of either having us manage the sales process at their location or delivering merchandise to one of our distribution centers.

•                  Inventory management—sellers benefit from our management and inventory tracking system designed so that merchandise is received, processed and delivered in a timely manner.

•                  Cataloguing merchandise—we catalogue all merchandise, which enables us to provide useful product information to buyers. We provide a detailed manifest for lots containing multiple goods. In certain circumstances, we will inspect the merchandise and provide condition descriptions.

•                  Delabeling—we can remove labels and product markings from merchandise prior to sale to protect sellers’ brand equity and distribution relationships.

•                  Outbound fulfillment—we can arrange for domestic or international shipping for all merchandise, whether located in one of our distribution centers or at a seller’s facility.

•                  Settlement and customer support. Settlement and customer support services are designed for successful completion of transactions and include:

•                  Buyer qualification—we qualify buyers to ensure their compliance with applicable government or seller mandated terms of sale, as well as to confirm their ability to complete a transaction.

•                  Collection and settlement—we collect all payments on behalf of sellers prior to delivery of any merchandise and only disburse the profits to the seller after the satisfaction of all conditions of a sale.

•                  Transaction tracking and reporting—we enable sellers to track and monitor the status of their transactions throughout the sales process. We provide a range of comprehensive reporting services to sellers upon the completion of a transaction. Our invoicing and reporting tools can be integrated with the seller’s information system, providing a more efficient flow of data.

•                  Customer support and dispute resolution—we provide full customer support throughout the transaction process and dispute resolution for our customers if needed.

Buyer services.  Many of the services we provide to sellers also benefit buyers by providing them with the information necessary to make a more informed bid and to receive the goods they purchased. Our buyer focused services include the following:

•                  Intelligent alerts—we automatically notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to generate automated notifications whenever we identify a product that fits a buyer’s registered preference, when auctions are nearing conclusion and based on various other parameters.

•                  Search tools—buyers can search our marketplaces for products based on a variety of criteria including product category, keyword, lot size, product condition, product geographic location and auction ending date.

•                  Dynamic pricing tools—we offer multiple dynamic pricing tools including outbid notification, automated bid agent and automatic auction extension. For example, our automatic extension feature allows auctions to continue in set increments until the last bid is received, thus enhancing the pricing of goods.

•                  Shipping quote—we provide buyers with the information necessary to estimate the shipping costs associated with their purchase, such as shipping weights, packaging type and product dimensions.

•                  Delivery and shipping—we can provide packaging and shipping services for sales transactions.

•                  Secure settlement—in addition to qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, which in turn enhances buyer confidence.

•                  Customer support and dispute resolution—we provide full customer support throughout the transaction process and dispute resolution for customers if needed.

Our Wholesale Industry Portal

In June 2004, we launched www.goWholesale.com, a wholesale industry portal supported by advertising and search services. goWholesale.com provides buyers of wholesale, surplus or salvage goods with tools to search for goods on the Internet and provides an avenue for manufacturers, drop shippers, distributors, importers and wholesalers to reach professional buyers. goWholesale.com also provides a single online destination for buyers to find specific products for resale and related business services. We developed this portal to provide advertisers with the ability to reach our growing network of professional buyers. Additionally, we believe that users of this site may have an interest in products offered in our marketplaces.

Our goWholesale.com portal is designed to allow advertisers to reach highly targeted wholesale buyer audiences in a more effective and efficient manner than other major search engine alternatives. Our wholesale industry portal focuses on three broad areas: generating leads for advertisers; providing access to a broad range of industry specific content for professional buyers; and creating an online community for the exchange of information by participants in the wholesale industry.

Each component of our portal delivers a variety of services, including:

Lead generation	Content	Community
• Key word advertising	• Wholesale auctions	• Community forum
• Banner advertising	• Industry news	• Seller ratings
• Seller directory	• Classified ads	• Web logs (blogs)
• Sponsorship	• Trade show directory	• Web seminars
• Newsletter advertising

Sales and Marketing

We utilize a direct sales and marketing force to acquire and manage our seller accounts. As of September 30, 2006, we had 46 sales and 19 marketing personnel. Our sales activities are focused primarily on acquiring new sellers, and our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

Sales

Our sales personnel develop seller relationships, establish agreements to provide our services and manage the business accounts on an on-going basis. Our sales representatives focus on building long-term relationships with sellers that we believe will generate recurring transactions. They also leverage our years of experience and database of completed transactions to identify which of our various services would be beneficial to each new or existing seller.

Our sales group is organized to serve three distinct groups of sellers: large corporate accounts, medium to small corporate accounts and government accounts. This approach is based on our experience in understanding and serving the unique needs of each type of seller:

•                  Large corporate sellers.  These sellers require a customized approach, using a combination of our industry-focused sales team and our value-added services to create a comprehensive solution.

•                  Medium to small corporate sellers.  These sellers are offered a turn-key solution enabling them to self-serve in our marketplaces by accessing tools and resources such as uploading product photographs and descriptions.

•                  Government sellers.  These sellers require a customized approach. Sales efforts are both pro-active and re-active, including responding to already structured contract proposal requests and assisting government agencies in developing the appropriate scope of work to serve their needs.

Our sales personnel receive a salary and performance-based commissions.

Marketing

We use a variety of online and traditional marketing to attract and activate professional buyers to maximize the number of bidders participating in our online marketplaces as well as to support our sales team:

•                  Buyer acquisition.  We utilize online marketing, including paid search advertising, search engine optimization, affiliate programs and cross promotion on all of our marketplaces to acquire new buyers. We supplement this online marketing with special event print media, classified advertisements and selected direct mail campaigns. Public relations campaigns, participation in trade shows and speaking engagements also complement our overall buyer acquisition efforts.

•                  Buyer participation.  We use a variety of tools to increase buyer participation, including: targeted opt-in e-mail newsletters that rely on the buyer’s stated categories of interest and past bidding or transaction activity; special e-mail alerts highlighting specific products of interest; convenient search tools that enable a buyer or prospective buyer to find desired items on our online marketplaces; and saved search agents that automatically alert registered buyers when items of interest are added to our marketplaces.

•                  Market research.  In order to better target buyers by industry segment, geographic location or other criteria, our marketing department has gathered data and information from each of the buyer segments we serve. In addition, the marketing department conducts regular surveys to better understand buyers’ behavior and needs. We have a privacy policy and have implemented security measures to protect this information.

•                  Sales support.  Our marketing department creates supporting documentation and research to support our sales team in presenting our company to potential sellers and buyers, including sales brochures, white papers and participation in selected trade shows.

All marketing activities are evaluated based on the level of auction participation in our marketplaces and the cost effectiveness of each action.

Technology and Infrastructure

Our marketplaces are fully web-based and can be accessed from any Internet enabled computer by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping wholesale, surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed in-house by full-time employees, providing us with control over the marketplaces and the ability to make rapid enhancements to better fit the specific needs of our business and customers. Our marketplaces are supported by a common database architecture and a shared system application. This infrastructure provides:

•                  an efficient channel to sell online through a variety of pricing mechanisms (standard auction, sealed bid, Dutch auction and fixed price);

•                  a scalable back office that enables buyers and sellers to efficiently manage transactions among remote business users by utilizing account management tools, including payment collection, invoicing management, shipping and transaction settlement; and

•                  an input/output agnostic platform, including conduits that enable us to integrate seamlessly with partner enterprise applications of sellers and third party service providers.

We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted in a physically and network-secure environment at data centers in Ashburn, Virginia, which is managed by Equinix, Inc., and in Phoenix, Arizona, which is managed by Sterling Network Services. Every critical piece of our application is fully redundant, and we maintain off-site back-up systems as well as a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our online marketplaces.

Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant efforts to protecting our systems from intrusion.

Operations

Supporting large organizations that have a recurring need to sell surplus, wholesale and salvage assets requires systematic processes to enhance the financial value and convenience received by our customers. We believe we have integrated all of the required operational processes into our solution to allow our online auctions to run efficiently and to effectively support our buyers and sellers. Our operations group is comprised of three functions: (1) buyer relations; (2) shipping logistics; and (3) distribution center operations.

Buyer relations

Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments and resolving disputes. Our websites contain extensive information about buying through our online marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently-asked buyer questions and an indexed help section. Buyers are able to contact a customer service representative by e-mail or phone if they need additional support.

Shipping logistics

Our shipping logistics group manages and coordinates inbound and outbound shipping of merchandise for sellers and buyers. We offer, as part of our value-added services, integrated shipping services and price quotes through multiple shipping carriers. In addition, our shipping coordination group personnel monitor the performance and service level of our network of carriers to help ensure speed and quality of service.

Distribution center operations

Our distribution center operations group performs selected pre-sale and post-sale value-added services at our distribution centers and at seller locations. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including lotting and organizing offered assets, writing product descriptions, capturing digital images and providing additional optional value-added services such as delabeling, cleaning and repackaging. Our distribution center operations group personnel also arrange the outbound shipping or pick-up of purchased assets with our buyers.

Competition

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

We expect our market to become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale, surplus and salvage assets. In addition, manufacturers, retailers and additional government agencies may decide to create their own websites to sell their own wholesale, surplus and salvage assets and those of third parties. Competitive pressures could harm our business, financial condition and operating results.

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

Our Contracts with the U.S. Department of Defense

We are the exclusive contractor with the Defense Reutilization and Marketing Service, or DRMS, for the sale of surplus and scrap assets of the United States Department of Defense, or DoD, in the United States. This relationship provides a significant supply of goods that we offer to our buyer base through our online marketplace www.govliquidation.com. In support of these contracts, we provide services in over 1 million square feet of military warehouse space at over 150 military bases throughout the United States.

We have two material contracts with DoD under which we acquire, manage and sell government property. The largest contract was awarded in June 2001 and relates to usable surplus property of DoD turned in to DRMS and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, equipment, aircraft parts, clothing and textiles. The second contract was awarded in June 2005 and relates to substantially all scrap property of DoD turned into the DRMS, such as metals, alloys, and building materials. Property sold under the contracts is “demilitarized” prior to sale and does not include weapons or hazardous materials.

The surplus contract expires in June 2008 and accounted for 91.0%, 87.5% and 56.6% of our revenue and 77.5%, 76.5% and 48.3% of our gross merchandise volume for the fiscal years ended September 30, 2004, 2005 and 2006, respectively. The scrap contract expires in August 2012, subject to the DoD’s right to extend for three additional one-year terms. We began operating under the scrap contract in August 2005, and it accounted for 0.4% and 26.5% of our revenue and for 0.3% and 22.6% of our gross merchandise volume for fiscal years 2005 and 2006, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

Under the surplus property contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which vary depending on the type of surplus property being purchased. Under the scrap contract, we acquire scrap property at a per pound price. Under the contracts, we were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses), and the DoD was entitled to approximately 80% of the profits. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations.  On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the surplus contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property.  Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the surplus contract, and the DoD was entitled to receive 72.5%.  After November 30, 2006, we are entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implement under the contract modification.  Under the scrap contract, we also have a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit-sharing distribution.

The contracts require us to satisfy export control and other regulatory requirements in connection with sales. Specifically, for specified categories of property sold under the contracts that are subject to export controls, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer’s business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items. Applicable export controls include the Export Administration Regulations enforced by the Bureau of Industry and Security (“BIS”) of the U.S. Department of Commerce, and the International Traffic In Arms Regulations enforced by the Directorate of Defense Trade Controls (“DDTC”) of the U.S. Department of State. Our collection, settlement tools and procedures are designed so that transactions for these categories of property cannot be completed until we receive a completed end-use certificate and confirmation of the buyer’s trade security controls clearance. In addition, we do not combine export-controlled property into auction lots with property not subject to export controls.

We are also prohibited from selling property to persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments, including the Specially Designated Nationals and Blocked Persons List maintained by the Office of Foreign Assets Control of the U.S. Department of Treasury and the Entity List maintained by BIS, the Denied Persons List maintained by BIS and the Debarred Parties List maintained by DDTC. In addition, we are prohibited from selling to countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. As part of each sale, we collect information from potential customers that our systems cross reference against a list of restricted or prohibited parties and countries, regimes, or nationals that are the target of economic sanctions or other embargoes in order to comply with these restrictions. Failure to satisfy any of these export control and other regulatory requirements could subject us to civil and criminal penalties and administrative sanctions, including termination of the DRMS contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. federal government agencies.

The contracts may be terminated by DoD or us if rate of return proceeds performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. We have never failed to meet the required benchmark ratios with respect to our contracts during any of the testing periods. DoD also has the right to audit our performance under the contracts. DoD may terminate the contracts and seek other contract remedies in the event of material breaches, provided that it provides us notice and a 30-day opportunity to cure such breaches.

Employees

As of September 30, 2006, we had 378 U.S. employees, including 56 in sales and marketing, 22 in technology, 22 in customer service, 245 in operations and 33 in finance and administration. In addition, as of that date, we had 32 international employees (located primarily in the United Kingdom and Germany), including 9 in sales and marketing, 2 in customer service, 16 in operations and 5 in finance and administration.

We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement or by a union.

Available Information

The address of our website is www.liquidityservicesinc.com.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to those listed in Part I, Item 1A (“Risk Factors”) and in our other filings with the Securities and Exchange Commission from time to time. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements apply only as of the date of this Annual Report and are expressly qualified in their entirety by the cautionary statements included in this document. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information in this Annual Report, including the consolidated financial statements and related notes, before making an investment  decision with respect to our common stock. If any of the following risks occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only significant risks we may face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We depend on contracts with the U.S. Department of Defense for a significant portion of our revenue, and if our relationship with this customer is disrupted, we would experience a significant decrease in revenue and have difficulty generating income.

We have two material contracts with the Defense Reutilization and Marketing Service, or DRMS, under which we acquire, manage and sell surplus and scrap property of the DoD.  If our relationship with DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The surplus contract accounted for 91.0%, 87.5% and 56.6% of our revenue and 77.5%, 76.5% and 48.3% of our gross merchandise volume for the fiscal years ended September 30, 2004, 2005 and 2006, respectively.  We began to operate under the scrap contract in August 2005 and it accounted for 0.4% and 26.5% of our revenue and for 0.3% and 22.6% of our gross merchandise volume in fiscal year 2005 and 2006, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and gross merchandise volume during their respective terms. The surplus contract expires in June 2008. The scrap contract has a seven-year base term that expires in August 2012, subject to DoD’s right to extend for three additional one-year terms. The contracts were awarded by DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

Although our contracts with DoD do not allow DoD to terminate for convenience, each contract requires us to meet specified performance benchmarks. The contracts may be terminated by DoD if rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. Although, to date, we have never failed to meet the required benchmark ratios during any of the testing periods, we cannot assure you that we will meet the performance benchmarks in the future. DoD also has the right, after giving us notice and a 30 day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches.

Unfavorable findings resulting from a government investigation or audit could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.

In July 2006, the Government Accountability Office (GAO) issued a report citing weaknesses in DoD excess inventory control procedures and lax security at selected DoD facilities with respect to surplus property.  The GAO report refers to our company and asserts that we failed to verify the appropriate DoD regulatory classifications for certain items we sold and, as a result, we sold items we should have instead returned to the DoD. We believe that, under our DoD contracts, we do not have a contractual responsibility to assign these classifications and believe that the DoD has the contractual obligation to assign these classifications.  The GAO report also identified at least 79 buyers that collectively purchased 2,669 sensitive military items and stated that the GAO was referring these sales to federal law enforcement agencies for investigation. These buyers may have acquired these sensitive military items from us.  It is possible that other government and law enforcement agencies may also investigate these sales, our company and our activities under our DoD contracts. If an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. We could also suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not these allegations have merit. If we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

The federal government has the right to audit our performance under our government contracts. Any adverse findings from audits or reviews of our performance under our contracts could result in a significant adjustment to our previously reported operating results. For example, our DoD contracts provide that we share sales profits with the government. The federal government may disagree with our calculation of the profits realized from the sales of government surplus assets and may require us to increase profit-sharing payments to the government that have been made in the past. If this occurs, our past operating margins may be reduced. The results of an audit by the government could significantly limit the volume and type of merchandise made available to us under our contracts with the DoD, resulting in lower gross merchandise volume, revenue, and profitability for our company.  If such a government audit uncovers improper or illegal activities, we could be subject to the civil and criminal penalties, administrative sanctions and reputational harm described above.   If, as the result of such an audit, we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

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

We expect our market to become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale, surplus and salvage assets. In addition, manufacturers, retailers and government agencies may decide to create their own websites to sell their own wholesale, surplus and salvage assets and those of third parties.

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

We may not operate profitably in the future.

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

Our business depends, to a large degree, on effective customer service and distribution center operations. We currently staff DoD warehouse distribution space, for which we do not incur leasing costs, as well as leased commercial warehouse distribution space. These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements or occupancy arrangements in the case of government provided facilities, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters or other events. In addition, space provided to us by DoD could be re-configured or reduced as a result of DoD’s Base Realignment and Closure initiative or other infrastructure reduction initiatives. For example, DRMS has indicated that it plans to reconfigure or reduce the current warehousing functions at a number of DoD sites. A disruption in our customer service and distribution operations, including as a result of DRMS’s plans to reconfigure or reduce the current warehousing functions at several sites, could cause us to lose sellers and buyers, decrease our revenue and harm our operating results.

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

We also collect a buyer’s premium, or a commission paid by the buyer, on substantially all completed transactions and may engage in outright purchases of client inventory.  It is possible that new transaction models that are not compatible with our business model or our marketplaces may be developed and gain widespread acceptance. Alternative transaction models could cause our revenue and margins to decline. In addition, if current and potential customers do not recognize the benefits of our transaction models, activity in our marketplaces may decline or develop more slowly than we expect, which may limit our ability to grow our revenue or cause our revenue to decline.

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

To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may miscalculate buyer demand and overpay for the acquired merchandise. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. For example, under our DoD surplus contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. When we resell property under the contract, historically we were entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) and DoD was entitled to approximately 80% of the profits for distributions.  For distributions after August 1, 2006, under the surplus contract, we were entitled to 27.5% and DoD was entitled to 72.5%. After November 30, 2006, we will receive between 25% and 30.5% of the profits from sale, based on the results of an audit of the effectiveness of the inventory controls we implement under this contract modification. The scrap contract distribution sharing is unchanged.  Historically, the cost of inventory has been approximately 5% of the gross merchandise volume under our profit-sharing model. Occasionally, we are not able to sell our inventory for amounts above its cost and we may incur a loss. As we grow our business, we may choose to increase the amount of merchandise we purchase directly from sellers, thus resulting in increased inventory levels and related risk. Any such increase would require the use of additional working capital and subject us to the additional risk of incurring losses on the sale of that inventory.

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

We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.liquibiz.com and www.goWholesale.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, trademarks or service marks, but we are pursuing patents and registration of such intellectual property. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in doing so in certain jurisdictions. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, we could face  trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

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

Other parties may assert that we have infringed their technology or other intellectual property rights. We use internally developed systems and licensed technology to operate our online auction platform and related websites. Third parties could assert intellectual property infringement claims against us based on our internally developed systems or use of licensed third party technology. Third parties also could assert intellectual property infringement claims against parties from whom we license technology. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel and/or delays in completion of sales. Furthermore, the outcome of a dispute may be that we would need to change technology, develop non-infringing technology or enter into royalty or licensing agreements. A switch to different technology could cause interruptions in our business. Internal development of a non-infringing technology may be expensive and time-consuming, if we are able to successfully develop such technology at all. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all.  Incurrence of any of these costs could negatively impact our operating results.

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

We have begun expanding internationally, and in the future we may do so more aggressively. For the fiscal year ended September 30, 2006, international operations accounted for less than 5% of our revenue. International operations subject us to additional risks and challenges, including:

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

Should we be unable successfully to integrate a new business, we could be required either to dispose of the operation or restructure the operation. In either event, our business could be disrupted and we may not achieve the anticipated benefits of the acquisition. In addition, future transactions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization of expenses, or write-offs of goodwill, any of which could harm our financial condition and operating results. Future transactions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

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

Many states and other jurisdictions have regulations governing the conduct of traditional “auctions” and the liability of traditional “auctioneers” in conducting auctions, which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items, or otherwise adversely affect our financial condition or operating results.

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

Our stock price has been volatile, and your investment in our common stock could suffer a decline in value.

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

Our costs have increased significantly over our prior fiscal year as a result of operating as a public company.

We have only been operating as a public company for nine months. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market, or NASDAQ. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs.

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

We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Also, we may discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting as of September 30, 2007 and future year ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities.

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

Item 1B. Unresolved Staff Comments.

Not Applicable

Item 2. Properties.

	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C.	13,000	January 31, 2013
Warehouse	Cranbury, New Jersey	49,000	December 31, 2009
Warehouse	North Las Vegas, Nevada	54,000	January 31, 2009
Warehouse	Dallas, Texas	81,000	July 31, 2011
Warehouse	Plainfield, Indiana	94,000	July 31, 2011
Warehouse	Fullerton, California	117,000	Two-thirds of the space will expire on August 31, 2009 and the remaining one-third will expire on July 10, 2011
Warehouse	Sacramento, California	21,000	May 31, 2010
Warehouse	Stafford, England	84,000	Half the space will expire on November 30, 2010, and the remaining half will expire on August 31, 2011
Warehouse	Schwaig, Germany	36,000	Short-term or month to month basis
Headquarters for DoD	Scottsdale, Arizona	11,000	September 30, 2008.

Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc., and in Phoenix, Arizona, which is managed by Sterling Network Services.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended September 30, 2006.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

Our common stock has been traded on The NASDAQ Stock Market under the symbol LQDT since February 23, 2006.  The following table sets forth the intra-day high and low per share bid price of our common stock as reported by The NASDAQ Stock Market.

Year Ended September 30, 2006	Low	High
Second Quarter	$10.00	$13.70
Third Quarter	$12.24	$19.95
Fourth Quarter	$8.66	$17.11

As of December 20, 2006, there were approximately 3,200 holders of record of our common stock.

Dividend Policy

Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the fiscal year ended September 30, 2006.

Item 6. Selected Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2004, 2005 and 2006 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2002 and 2003, and the consolidated balance sheet data as of September 30, 2002, 2003 and 2004 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year ended September 30,
	2002	2003	2004	2005	2006
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$44,463	$60,719	$75,869	$89,415	$147,813
Costs and expenses:
Cost of goods sold (excluding amortization)	4,876	4,481	5,743	6,288	12,160
Profit-sharing distributions	17,717	30,427	39,718	48,952	80,253
Technology and operations	9,849	10,358	12,814	14,696	20,081
Sales and marketing	1,964	3,798	4,586	5,503	8,861
General and administrative	5,673	5,810	6,046	7,397	12,073
Amortization of contract intangibles	2,483	1,862	—	135	813
Depreciation and amortization	408	465	531	586	727
Total costs and expenses	42,970	57,201	69,438	83,557	134,968
Income (loss) from operations	1,493	3,518	6,431	5,858	12,845
Interest income (expense) and other income, net	(169)	(391)	(621)	(570)	430
Income before provision for income taxes	1,324	3,127	5,810	5,288	13,275
Provision for income taxes	—	(351)	(541)	(1,166)	(5,294)
Net income	$1,324	$2,776	$5,269	$4,122	$7,981
Basic earnings per common share	$0.10	$0.19	$0.31	$0.22	$0.33
Basic weighted average shares outstanding	13,561,073	14,428,121	16,865,313	19,038,464	24,080,780
Diluted earnings per common share	$0.07	$0.17	$0.29	$0.18	$0.31
Diluted weighted average shares outstanding	18,107,552	16,124,927	18,280,366	22,598,519	26,087,809
Non-GAAP Financial Measures:
EBITDA(1)	$4,384	$5,845	$6,962	$6,579	$14,385
Adjusted EBITDA(1)	2,485	3,750	6,115	6,666	$15,008
Adjusted profit-sharing distributions(2)	19,616	32,522	40,650	48,952	80,253
Adjusted net income (loss)(2)	$(575)	$681	$4,337	$4,122	$7,981
Supplemental Operating Data:
Gross merchandise volume(3)	$49,209	$72,305	$89,104	$102,210	$173,090
Completed transactions(4)	92,000	123,000	141,000	173,000	194,000
Total registered buyers(5)	69,000	150,000	264,000	386,000	524,000
Total auction participants(6)	404,000	552,000	671,000	848,000	993,000

	As of September 30,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$5,654	$10,450	$12,178	$10,378	$66,648
Working capital(7)	(1,683)	3,780	7,021	4,154	54,082
Total assets	11,113	13,715	17,711	26,013	88,038
Total liabilities	10,362	9,984	10,333	14,596	22,286
Redeemable common stock(8)	—	—	324	474	—
Series C preferred stock	—	—	3	3	—
Common stock	12	16	19	19	28
Total stockholders’ equity	751	3,731	7,054	10,943	65,752

(1)             EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest expense and other income; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for: (a) stock based compensation expense; and (b) a portion of the SurplusBid.com acquisition payments, as described below under footnote 2. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income (loss), see the discussion and related table below.

(2)             In June 2001, we acquired certain assets and assumed certain liabilities of SurplusBid.com, Inc. and its affiliates for $7.5 million, including SurplusBid.com’s surplus contract with the DoD. The SurplusBid.com acquisition price was paid over 33 months in accordance with the terms of the purchase agreement. At the same time, we were awarded our current surplus contract with the DoD. Our surplus contract required monthly profit-sharing distributions to the DoD under the contract to be reduced by the amount of the monthly SurplusBid.com acquisition payments. This resulted in a temporary non-recurring reduction in our profit-sharing distributions to the DoD and a significant increase in our net income during the 33 month period from June 2001 to March 2004. The total amount of the SurplusBid.com acquisition payment was recorded as a note payable in our consolidated balance sheet in fiscal 2001, discounted to a present value of approximately $6.5 million. The discount of approximately $1 million was accreted as interest expense over the term of the acquisition payments.

                           As a result, we present two supplemental non-GAAP financial measures, adjusted profit-sharing distributions and adjusted net income, to eliminate the impact of the SurplusBid.com acquisition payments on our operating results. These measures are prepared by increasing the profit-sharing distributions line item in our statements of operations by DoD’s portion of the principal payments on the SurplusBid.com note payable made during each period (i.e., approximately 80% of the principal payments). We do not add back the accreted interest portion of the SurplusBid.com acquisition payments when adjusting distributions and net income because the accreted interest is already included in interest expense and other income in our consolidated statements of operations. We believe adjusted profit-sharing distributions and adjusted net income are useful to investors because they eliminate an item that we do not consider indicative of our core operating performance due to its temporary, non-recurring nature. We also believe it is important to provide investors with the same metrics used by management to measure core operating performance.

                           The table below reconciles profit-sharing distributions and net income to such item’s adjusted presentation for the periods presented.

	Year ended September 30,
	2002	2003	2004	2005(a)	2006(a)
	(in thousands)
Profit-sharing distributions	$17,717	$30,427	$39,718	$48,952	$80,253
Adjustment	1,899	2,095	932	—	—
Adjusted profit-sharing distributions	$19,616	$32,522	$40,650	$48,952	$80,253
Net income	$1,324	$2,776	$5,269	$4,122	$7,981
Adjustment	(1,899)	(2,095)	(932)	—	—
Adjusted net income (loss)	$(575)	$681	$4,337	$4,122	$7,981

(a)             The final SurplusBid.com acquisition payment was made in March 2004 and therefore no adjustments relating to this payment were made in fiscal years 2005 and 2006.

(3)             Gross merchandise volume is the total sales value of all merchandise sold through our marketplaces during a given period.

(4)             Completed transactions represent the number of auctions in a given period from which we have recorded revenue.

(5)             Total registered buyers as of a given date represent the aggregate number of persons or entities who have registered on one of our marketplaces.

(6)             For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times on that auction, and total auction participants for a given period is the sum of the auction participants in each auction conducted during that period.

(7)             Working capital is defined as current assets minus current liabilities.

(8)             Upon the closing of our initial public offering and the resulting repayment of our $2.0 million subordinated note, the redemption feature related to these shares of common stock terminated.

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•                  The amortization of contract intangibles relates to the amortization of SurplusBid.com’s surplus contract with the DoD during fiscal years 2001 to 2003, and amortization of the scrap contract beginning in June 2005. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income (loss) is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

•                  As a result of substantial federal net operating loss carryforwards, or NOLs, we did not incur significant income tax expense until fiscal 2005. With the exhaustion of our remaining federal NOLs during fiscal 2005, we recorded federal income tax expense for the first time, thus significantly decreasing our fiscal 2005 net income relative to prior years. Consequently, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business.

•                  During July 2001, we modified the exercise price of 3,402,794 stock options issued to employees. As a result, we are accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited or expire unexercised using variable accounting. Under variable accounting, we revalue compensation costs for the stock options at each reporting period based on changes in the intrinsic value of the stock options. We recorded approximately $85,000, $87,000 and $7,000, respectively, in stock compensation expenses based on vesting of the fair value of the options for the years ended September 30, 2004, 2005 and 2006. We will continue to revalue compensation costs for the options based on changes in the fair value of our common stock in future periods. We believe that it is useful to exclude this expense because it results from a one-time event that requires us to record expense that we are not otherwise required to record in connection with new stock options granted during the same time period. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted the provisions of Statement 123(R), were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. We recorded approximately $616,000 in stock compensation expenses based on the adoption of Statement 123(R) for the year ended September 30, 2006. As a result, we present a financial measure that adjusts net income  and EBITDA for the stock compensation expense.

•                  As discussed above, the requirement under our surplus contract with the DoD that monthly profit-sharing distributions to the DoD be reduced by the monthly SurplusBid.com acquisition payments resulted in a temporary non-recurring reduction in our profit-sharing distributions and a significant increase in our net income and EBITDA during the 33 month period from July 2001 to March 2004.  As a result, we believe that it is useful to exclude a portion of these profit-sharing distributions from adjusted EBITDA because the payments will not recur in future periods and were unrelated to our core operations.

•                  We believe EBITDA and adjusted EBITDA are important indicators of our operational strength and the performance of our business because they provide a link between profitability and operating cash flow.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Year ended September 30,
	2002	2003	2004	2005	2006
	(in thousands)
Net income	$1,324	$2,776	$5,269	$4,122	$7,981
Interest expense (income) and other income, net	169	391	621	570	(430)
Provision for income taxes	—	351	541	1,166	5,294
Amortization of contract intangibles	2,483	1,862	—	135	813
Depreciation and amortization	408	465	531	586	727
EBITDA	4,384	5,845	6,962	6,579	14,385
Stock compensation expense	—	—	85	87	623
Adjustment(1)	(1,899)	(2,095)	(932)	—	—
Adjusted EBITDA	$2,485	$3,750	$6,115	$6,666	$15,008

(1)             The adjustment amount for each period equals approximately 80% of the principal payments on the SurplusBid.com note payable made during each period, as described above in footnote 2. No payments were made in fiscal years 2005 and 2006.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our consolidated financial statements and related notes and the information contained under the caption “Selected Consolidated Financial Data” contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could vary materially from those indicated, implied, or suggested by these forward-looking statements as a result of many factors, including those discussed under “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2006, the number of registered buyers grew from approximately 386,000 to approximately 524,000, or 35.7%. During the past three fiscal years, we have conducted over 508,000 online transactions generating approximately $364 million in gross merchandise volume. Approximately 87% of our initial listings have resulted in a completed cash sale during the past three fiscal years.

Our history.  We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000. During 2000, we developed our online auction marketplace platform and began auctioning merchandise primarily for small commercial sellers and government agencies. In 2001, we changed our name to Liquidity Services, Inc. In June 2001, we were awarded our first major DoD contract, the Commercial Venture Two or CV2 contract.  Under this agreement, we became the exclusive contractor with the Defense Reutilization and Marketing Service, or DRMS, for the sale of usable DoD surplus assets in the United States. In June 2005, we were awarded an additional exclusive contract with the DRMS to manage and sell substantially all DoD scrap property. During 2004, we launched our wholesale industry portal, www.goWholesale.com.

Recent initiatives.  We have recently made several new investments to enhance the value of our business. Throughout fiscal 2006, we continued to make investments in our U.S. distribution center operations.  In the quarter ended December 31, 2005, we opened a 49,000 square feet distribution facility in Cranbury, New Jersey, in the quarter ended March 31, 2006, we opened a 54,000 square-foot distribution center in North Las Vegas, Nevada and in the quarter ended September 30 2006, we opened a 94,000 square-foot distribution center in Plainfield, Indiana, a suburb of Indianapolis.

During fiscal year 2006, we launched our liquibiz.com marketplace, in conjunction with the award of a contract, in January 2006, by the Defense Reutilization and Marketing Service (DRMS) of the U.S. Department of Defense (DoD) to purchase DoD surplus property located in Germany. We incurred start-up costs during the fiscal year ended September 30, 2006 associated with the DoD Germany contract.

Since becoming a public company in February 2006, we have continued to invest in our administrative infrastructure, including the hiring of additional finance staff and a consultant to assist us with our efforts to fulfill the requirements of the Sarbanes-Oxley Act.

STR Acquisition — Subsequent Event.  We completed the acquisition of the wholesale business of STR for approximately $10.1 million in cash on October 16, 2006.  STR is a California-based remarketer of reverse supply chain merchandise, including retail customer returns, overstocks, shelf pulls, and seasonal merchandise, to wholesale buyers.  The acquisition of STR strengthens our core business by adding long-standing relationships with traditional discount store chain buyers as well as Fortune 500 commercial sellers.  The acquisition also expanded our distribution center network, with the addition of STR’s approximately 117,000 square foot leased distribution center in Fullerton, California, a suburb of Los Angeles, as well as 21,000 square feet facility in Sacramento, California, which we believe will provide efficiencies for both domestic and international buyers and sellers.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers two primary transaction models: a profit-sharing model and a consignment model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction.   Revenue from our profit-sharing model accounted for approximately 91.0%, 87.9% and 83.1% of our total revenue for the fiscal years ended September 30, 2004, 2005 and 2006, respectively. The merchandise sold under our profit-sharing model accounted for approximately 77.5%, 76.8% and 70.9% of our gross merchandise volume, or GMV, for the fiscal years ended September 30, 2004, 2005 and 2006, respectively.

•                  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 5.7%, 5.2% and 7.2% of our total revenue for the fiscal years ended September 30, 2004, 2005 and 2006, respectively. The merchandise sold under our consignment model accounted for approximately 19.7%, 18.5% and 22.4% of our GMV for the fiscal years ended September 30, 2004, 20054 and 2006, respectively.

We collect a buyer premium on substantially all of our transactions under both of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In addition, we occasionally engage in transactions with our sellers in which we purchase merchandise without a profit-sharing component. Under this model, we do not share any profits with the sellers. These transactions generated approximately 3% of our revenue in fiscal years 2005 and 2006.

In fiscal years 2005 and 2006, we generated approximately 2% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.  We have four contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus contract.  In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. In connection with the award of this surplus contract, we agreed to acquire SurplusBid.com, Inc. and its wholly owned subsidiary Levy Latham Global, LLC, the holder of the predecessor DoD surplus agreement, the Commercial Venture One or CV1 contract. Revenue from our surplus contract (including buyer premiums) accounted for approximately 91.0%, 87.5% and 56.6% of our total revenue for the fiscal years ended September 30, 2004, 2005 and 2006, respectively. The property sold under our surplus contract accounted for approximately 77.5%, 76.5% and 48.3% of our GMV for the fiscal years ended September 30, 2004, 2005 and 2006, respectively. The surplus contract expires in June 2008.

•                  Scrap contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. The contract accounted for 0.4% and 26.5% of our revenue and 0.3% and 22.6% of our GMV for the fiscal years ended September 30, 2005 and 2006, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the scrap contract. The contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms.

Under the surplus property contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the scrap contract, we acquire scrap property at a per pound price. When we resell property under the contracts, we were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations.  On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the surplus contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property.  Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the surplus contract and the DoD was entitled to receive 72.5%.  After November 30, 2006, we are entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implement under the contract modification.  Under the scrap contract, we also have a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit sharing distribution.

In January 2005, we were awarded a contract to purchase DoD surplus property located in the United Kingdom. This contract generated less than 1% of our revenue in both fiscal 2005 and 2006. This contract expires in January 2007.

                In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated approximately 1% of our revenue in 2006. This contract expires in January 2009.

Our UK MoD agreement.  In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 4% of our revenue in fiscal years 2004, 2005 and 2006. This contract expires in July 2008, subject to the Ministry’s right to extend the contract for two additional one-year terms.

Our commercial agreements.  During fiscal year 2006, we had over 350 corporate clients who each sold in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2006 totaled $173.1 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2006, we completed approximately 194,000 transactions.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2006, we had approximately 524,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2006, approximately 993,000 total auction participants participated in auctions on our marketplaces.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. A “critical accounting estimate” is one which is both important to the portrayal of our financial condition and results and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We continuously evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue recognition.  We recognize revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition. For transactions in our online marketplaces, which generate substantially all of our revenue, we recognize revenue when all of the following criteria are met:

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

Revenue is also evaluated in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which we are deemed to be the primary obligor, bear physical and general inventory risk, and credit risk, we recognize as revenue the gross proceeds from the sale, including buyer’s premiums. Arrangements in which we act as an agent or broker on a consignment basis, without taking general or physical inventory risk, revenue is recognized based on the sales commissions that are paid to us by the sellers for utilizing our services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to us upon completion of the transaction.

We have evaluated our revenue recognition policy related to sales under our profit-sharing model and determined it is appropriate to account for these sales on a gross basis using the criteria outlined in EITF 99-19. The following factors were most heavily relied upon in our determination:

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

Valuation of goodwill and other intangible assets.  In accordance with Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, we identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $8.6 million at September 30, 2006. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Stock-based compensation.  In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock-based awards issued prior to October 1, 2005 and disclosed in our September 30, 2005 consolidated financial statements using the minimum value method (rather than the estimated fair value using the Black-Scholes option pricing model) were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Therefore, in the future, we will not have any compensation expense related to these awards.

As permitted by SFAS No. 123, prior to October 1, 2005, we accounted for share-based payments to employees using the intrinsic value method and, as such, recognized no compensation cost when employee stock options were granted with exercise prices equal to the fair value of the shares on the date of grant. Accordingly, the adoption of Statement 123(R)’s fair value method may have a significant impact on our results of operations, although we believe that it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future.

The above list is not intended to be a comprehensive list of all of our accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with little need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and related notes, which contain accounting policies and other disclosures required by GAAP.

Components of Revenue and Expenses

Revenue.  We generate substantially all of our revenue from sales of merchandise held in inventory and by retaining a percentage of the proceeds from the sales. Our revenue recognition practices are discussed in more detail in the section above entitled “Critical Accounting Estimates.”

Cost of goods sold (excluding amortization).  Cost of goods sold includes the costs of purchasing and transporting property for auction, as well as credit card transaction fees.

Profit-sharing distributions.  Our two primary contracts with the DoD are structured as profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractual percentage of the original acquisition cost of those goods. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD’s disbursement. We refer to these disbursement payments to DoD as profit-sharing distributions.

Technology and operations.  Technology expenses consist primarily of personnel costs related to our programming staff who develop and deploy new marketplaces, such as liquibiz.com, and continuously enhance existing marketplaces. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for substantially all of our internally developed software is less than one year. As a result, we expense these costs as incurred.

Operations expenses consist primarily of operating costs, including buyer relations, shipping logistics and distribution center operating costs.

Sales and marketing.  Sales and marketing expenses include the cost of our sales and marketing personnel as well as the cost of marketing and promotional activities. These activities include online marketing campaigns such as paid search advertising.

General and administrative.  General and administrative expenses include all corporate and administrative functions that support our operations and provide an infrastructure to facilitate our future growth. Components of these expenses include executive management and staff salaries, bonuses and related taxes and employee benefits; travel; headquarters rent and related occupancy costs; and legal and accounting fees. The salaries, bonus and employee benefits costs included as general and administrative expenses are generally more fixed in nature than our operating expenses and do not vary directly with the volume of merchandise sold through our marketplaces. We anticipate that we will also incur additional employee salaries and related expenses, professional service fees, and insurance costs necessary to continue to meet the requirements of being a public company.

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

Income taxes.  Prior to fiscal 2002, we incurred losses from our operations and, as a result, did not incur significant liabilities for income taxes. While we generated NOLs during this time, we did not record a deferred tax asset for these NOLs or any other deferred items because of the uncertainty of their realization. We utilized these NOLs through fiscal 2004 to offset substantially all of the federal income taxes we would have otherwise owed. We continued to owe state income taxes during these periods. At September 30, 2004, we had utilized a significant portion of our federal NOLs. During fiscal year 2005, we exhausted our remaining federal NOLs and had an effective income tax rate of approximately 22%. During fiscal year 2006, we had an effective income tax rate of approximately 40%. We estimate that our future effective income tax rate will be approximately 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2004	2005	2006
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	7.6	7.0	8.2
Profit-sharing distributions	52.4	54.7	54.3
Technology and operations	16.9	16.4	13.6
Sales and marketing	6.0	6.2	6.0
General and administrative	8.0	8.3	8.2
Amortization of contract intangibles	—	0.2	0.6
Depreciation and amortization	0.7	0.7	0.5
Total costs and expenses	91.6	93.5	91.4
Income from operations	8.4	6.5	8.6
Interest expense and other income, net	(0.8)	(0.6)	0.3
Income before provision for income taxes	7.6	5.9	8.9
Provision for income taxes	(0.7)	(1.3)	(3.5)
Net income	6.9%	4.6%	5.4%

Year Ended September 30, 2006 Compared to Year Ended September 30, 2005

Revenue.  Revenue increased $58.4 million, or 65.3%, to $147.8 million for the year ended September 30, 2006 from $89.4 million for the year ended September 30, 2005. This increase was primarily due to a 51.3% increase in the average value of our transactions resulting from product mix, lotting and merchandising strategies, and buyer demand, as well as an increase in the number of completed transactions through our online auction marketplaces. During the same period, the number of completed transactions increased from approximately 173,000 to 194,000, or 11.9%. The amount of gross merchandise volume transacted through our marketplaces increased $70.9 million, or 69.3%, to $173.1 million for the year ended September 30, 2006 from $102.2 million for the year ended September 30, 2005. We believe this increase is attributable to our investment in our sales and marketing organization, as well as increased market acceptance by corporate sellers and professional buyers of our online marketplaces as an efficient channel to auction and purchase wholesale, surplus and salvage assets. In addition, our scrap contract, which began operations in September 2005, and generated 26.5% of our revenue and 22.6% of our gross merchandise volume for the fiscal year ended September 30, 2006, also contributed to the increase in revenue. We also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces. Our marketing efforts resulted in an approximate 35.7% increase in registered buyers to approximately 524,000 at September 30, 2006 from approximately 386,000 at September 30, 2005.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $5.9 million, or 93.4%, to $12.2 million for the year ended September 30, 2006 from $6.3 million for the year ended September 30, 2005, primarily due to the increase in revenue. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 8.2% in fiscal 2006 compared to 7.0% in fiscal 2005, primarily due to an increase in merchandise we purchased for our own account and sold on Liquidation.com.

 Profit-sharing distributions.  Profit-sharing distributions increased $31.3 million, or 63.9%, to $80.2 million for the year ended September 30, 2006 from $48.9 million for the year ended September 30, 2005, which was primarily due to an increase in revenue from sellers utilizing our profit-sharing model, such as the DoD, as well as the addition of the DoD scrap contract in September of 2005. As a percentage of revenue, profit-sharing distributions decreased to 54.3% in fiscal 2006 from 54.7% in fiscal 2005. This decrease is a result of faster growth in our commercial business, where most of our sellers have adopted our consignment model. Revenues from our consignment model have increased to 7.2% of total revenue for the year ended September 30, 2006 from 5.2% for the year ended September 30, 2005.

Technology and operations expenses.  Technology and operations expenses increased $5.4 million, or 36.6%, to $20.1 million for the year ended September 30, 2006 from $14.7 million for the year ended September 30, 2005. As a percentage of revenue, these expenses decreased to 13.6% in fiscal 2006 from 16.4% in fiscal 2005. The increase was primarily due to the addition of 75 technology and operations personnel needed to support the increased volume of transactions and merchandise discussed above. The decrease as a percentage of revenue is primarily the result of operating efficiencies gained as fixed costs, such as programming staff, were spread over a larger revenue base.

Sales and marketing expenses.  Sales and marketing expenses increased $3.4 million, or 61.0%, to $8.9 million for the year ended September 30, 2006 from $5.5 million for the year ended September 30, 2005. The increase was primarily due to our hiring of 20 additional sales and marketing personnel and $1.3 million in increased expenditures on marketing and promotional activities across our marketplaces. As a percentage of revenue, these expenses were consistent at 6.0% in fiscal 2006 and 6.2% in fiscal 2005.

General and administrative expenses.  General and administrative expenses increased $4.7 million, or 63.2%, to $12.1 million for the year ended September 30, 2006 from $7.4 million for the year ended September 30, 2005. The increase was primarily due to (1) our DoD scrap contract resulting in $1.6 million of additional general and administrative expenses, (2) costs of $1.3 million related to additional accounting, legal, insurance, compliance and other expenses related to being a public company, (3) expenses of $0.6 million related to the adoption of FAS 123(R) and (4) costs of $1.2 million for executive and administrative staff to support our growth and the requirements of being a public company. As a percentage of revenue, these expenses were consistent at 8.2% in fiscal 2006 and 8.3% in fiscal 2005.

Amortization of contract intangibles.  Amortization of contract intangibles increased $0.7 million, to $0.8 million for the year ended September 30, 2006, from $0.1 million for the year ended September 30, 2005, as a result of our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.1 million, or 24.3%, to $0.7 million for the fiscal year ended September 30, 2005 from $0.6 million for the year ended September 30, 2005. This increase was due primarily to additional depreciation expense resulting from the purchase of $2.0 million of property and equipment during fiscal year ended September 30, 2006.

Interest income and expense and other income, net.  Interest income and expense and other income, net, of $0.4 million of income for the year ended September 30, 2006 changed by $1.0 million from $0.6 million of expense for the year ended September 30, 2005.  This change is a result of the repayment in February 2006 of the $2.4 million indebtedness associated with our senior credit facility as well as our $2.0 million subordinated note payable, following the completion of our initial public offering and invested the remaining proceeds from our initial public offering.

Provision for income tax expense.  Income tax expense increased $4.1 million to $5.3 million for the year ended September 30, 2006 from $1.2 million for the year ended September 30, 2005, primarily due to the increase in income before provision for income taxes and the exhaustion of our remaining federal NOLs during the year ended September 30, 2005.

Net income.  Net income increased $3.9 million, or 93.6%, to $8.0 million for the year ended September 30, 2006 from $4.1 million for the year ended September 30, 2005. As a percentage of revenue, net income increased to 5.4% in the year ended September 30, 2006 from 4.6% in the year ended September 30, 2005.  The increase was due to the result of our growth in gross merchandise volume, while leveraging our fixed expenses.

Year Ended September 30, 2005 Compared to Year Ended September 30, 2004

Revenue.  Revenue increased $13.5 million, or 17.9%, to $89.4 million for the year ended September 30, 2005 from $75.9 million for the year ended September 30, 2004. This increase was primarily due to an increase in the number of completed transactions through our online auction marketplaces. The number of completed transactions increased from approximately 141,000 to 173,000, or 22.9%, in the same period. The amount of gross merchandise volume transacted through our marketplaces increased $13.1 million, or 14.7%, to $102.2 million for the year ended September 30, 2005 from $89.1 million for the year ended September 30, 2004. We believe this increase is attributable to our investment in our sales and marketing organization, as well as increased market acceptance by corporate sellers and professional buyers of our online marketplaces as an efficient channel to auction and purchase wholesale, surplus and salvage assets. We also benefited from our ability to more effectively market offered assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces. Our marketing efforts resulted in an approximate 46.2% increase in registered buyers to approximately 386,000 at September 30, 2005 from approximately 264,000 at September 30, 2004. In addition, we believe we sold more surplus goods for existing sellers in 2005 as compared to 2004 because we demonstrated enhanced sales values and operational efficiencies.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $0.6 million, or 9.5%, to $6.3 million for the year ended September 30, 2005 from $5.7 million for the year ended September 30, 2004, primarily due to the increase in revenue. As a percentage of revenue, cost of goods sold (excluding amortization) decreased to 7.0% in fiscal 2005 compared to 7.6% in fiscal 2004, primarily due to a decrease in credit card processing fees.

Profit-sharing distributions.  Profit-sharing distributions increased $9.2 million, or 23.2%, to $48.9 million for the year ended September 30, 2005 from $39.7 million for the year ended September 30, 2004, which was primarily due to an increase in revenue from sellers utilizing our profit-sharing model, such as the DoD. As a percentage of revenue, profit-sharing distributions increased to 54.7% in fiscal 2005 from 52.4% in fiscal 2004. As described above in “Non-GAAP Financial Measures,” the increase as a percentage of revenue was due primarily to the reduction of actual profit-sharing distributions paid to DoD being reduced during the 33 month period ended March 2004 as a result of our acquisition of SurplusBid.com in June 2001. Profit-sharing distributions during the last six months of fiscal 2004 and throughout fiscal 2005 were not affected by our SurplusBid.com acquisition and, therefore, we experienced a comparative increase between 2004 and 2005 in profit-sharing distributions as a percentage of revenue.

Technology and operations expenses.  Technology and operations expenses increased $1.9 million, or 14.7%, to $14.7 million for the year ended September 30, 2005 from $12.8 million for the year ended September 30, 2004. As a percentage of revenue, these expenses decreased to 16.4% in fiscal 2005 from 16.9% in fiscal 2004. The increase was primarily due to the addition of 12 operations personnel needed to support the increased volume of transactions and merchandise discussed above. The decrease as a percentage of revenue is primarily the result of operating efficiencies gained as fixed costs, such as programming staff, were spread over a larger revenue base.

Sales and marketing expenses.  Sales and marketing expenses increased $0.9 million, or 20.0%, to $5.5 million for the year ended September 30, 2005 from $4.6 million for the year ended September 30, 2004. As a percentage of revenue, these expenses increased to 6.2% in fiscal 2005 from 6.0% in fiscal 2004. The increase was primarily due to the addition of seven additional sales and marketing personnel and $0.4 million in increased expenditures on marketing and promotional activities across our marketplaces.

General and administrative expenses.  General and administrative expenses increased $1.4 million, or 22.3%, to $7.4 million for the year ended September 30, 2005 from $6.0 million for the year ended September 30, 2004. As a percentage of revenue, these expenses increased to 8.3% in fiscal 2005 from 8.0% in fiscal 2004. The increase was primarily due to: (1) the addition of three employees in our general and administrative headcount to support our growth and to prepare our company to meet the additional requirements of being a public company; and (2) costs of $0.3 million related to our procurement of the DoD scrap contract. The remaining increase was due to increases in various general and administrative expenses to support the growth in our operations.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.1 million for the year ended September 30, 2005 as a result of our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis over 84 months, which began in August 2005.  Amortization of contract intangibles for the year ended September 30, 2004 was $0.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.1 million, or 10.4%, to $0.6 million for the fiscal year ended September 30, 2005 from $0.5 million for the year ended September 30, 2004. This increase was due primarily to additional depreciation expense resulting from the purchase of $0.5 million of property and equipment during fiscal year ended September 30, 2005.

Interest expense and other income, net.  Interest expense and other income, net remained constant at $0.6 million for the years ended September 30, 2005 and September 30, 2004.

Provision for income tax expense.  Income tax expense increased $0.6 million to $1.1 million for the year ended September 30, 2005 from $0.5 million for the year ended September 30, 2004, primarily due to the increase in income before provision for income taxes and the exhaustion of our remaining federal NOLs during the year ended September 30, 2005.

Net income.  Net income decreased $1.2 million, or 21.8%, to $4.1 million for the year ended September 30, 2005 from $5.3 million for the year ended September 30, 2004. The decrease was due to the result of items discussed above.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2006, we had approximately $54.3 million in cash and cash equivalents, $12.3 million in short-term investments and $5.4 million available under our $5.5 million senior credit facility.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2006 Compared to 2005

Net cash provided by operating activities increased $11.6 million to $17.7 million for the year ended September 30, 2006 from $6.1 million for the year ended September 30, 2005.  For the year ended September 30, 2006, net cash provided by operating activities primarily consisted of net income of $8.0 million, depreciation and amortization expense of $1.5 million, stock compensation expense of $0.6 million, and an increase in accounts payable, accrued expenses and other liabilities of $12.2 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $4.7 million. For the year ended September 30, 2005, net cash provided by operating activities primarily consisted of net income of $4.1 million, depreciation and amortization expense of $0.7 million and an increase in accrued expenses and other liabilities of $1.8 million, offset in part by net other expenses of $0.4 million and a net increase in accounts receivable, inventory and prepaid assets of $0.1 million.

Net cash used in investing activities was $14.3 million for the year ended September 30, 2006 and $3.2 million for the year ended September 30, 2005. Net cash used in investing activities in fiscal 2006 consisted primarily of net purchases of short-term investments of $12.2 million, capital expenditures of $2.0 million for purchases of equipment and leasehold improvements, and $0.1 million for intangible assets. Net cash used in investing activities in fiscal 2005 consisted primarily of $5.7 million for the purchase of the rights to operate the scrap operations of the DoD as required under the DoD scrap contract, $3.8 million for the purchase of Wholesale411.com and the 3.1% minority interest in one of our subsidiaries, and capital expenditures of $0.5 million for purchases of equipment, offset by the net proceeds from short-term investments of $6.8 million.

Net cash provided by financing activities was $40.5 million for the year ended September 30, 2006 and $2.0 million for the year ended September 30, 2005. Net cash provided by financing activities in fiscal 2006 consisted primarily of net proceeds from the initial public offering of $44.0 million and $1.0 million from the sale of common stock issued upon option exercises, offset by the net repayment of debt and capital leases of $4.5 million. Net cash provided by financing activities in fiscal 2005 primarily reflected $2.4 million in borrowings under our senior credit facility and $0.2 million from the sale of common stock issued upon option exercises. These amounts were offset by $0.5 million of common stock repurchases and $0.1 million of payments made on notes payable and capital leases.

Changes in Cash Flows: 2005 Compared to 2004

Net cash provided by operating activities increased $0.5 million to $6.1 million for the year ended September 30, 2005 from $5.6 million for the year ended September 30, 2004. For the year ended September 30, 2005, net cash provided by operating activities primarily consisted of net income of $4.1 million, depreciation and amortization expense of $0.7 million and an increase in accrued expenses and other liabilities of $1.8 million, offset in part by net other expenses of $0.4 million and a net increase in accounts receivable, inventory and prepaid assets of $0.1 million. For the year ended September 30, 2004, net cash provided by operating activities primarily consisted of net income of $5.3 million, depreciation and amortization expense of $0.5 million, net other expenses of $0.3 million and an increase in accounts payable and other liabilities of $1.6 million, offset in part by an increase in accounts receivable, inventory and prepaid assets of $2.1 million.

Net cash used in investing activities was $3.2 million for the year ended September 30, 2005 and $3.0 million for the year ended September 30, 2004. Net cash used in investing activities in fiscal 2005 consisted primarily of $5.7 million for the purchase of the rights to operate the scrap operations of the DoD as required under the DoD scrap contract, $3.8 million for the purchase of Wholesale411.com and the 3.1% minority interest in one of our subsidiaries, and capital expenditures of $0.5 million for purchases of equipment, offset by the net proceeds from short-term investments of $6.8 million. Net cash used in investing activities in 2004 consisted primarily of net purchases of short-term investments of $2.6 million and capital expenditures of $0.4 million for purchases of equipment.

Net cash provided by financing activities was $2.0 million for the year ended September 30, 2005 and net cash used in financing activities was $3.5 million for the year ended September 30, 2004. Net cash provided by financing activities in fiscal 2005 primarily reflected $2.4 million in borrowings under our senior credit facility and $0.2 million from the sale of common stock issued upon option exercises. These amounts were offset by $0.5 million of common stock repurchases and $0.1 million of payments made on notes payable and capital leases. Net cash used in financing activities in fiscal 2004 reflected $19.7 million from the sale of our Series C preferred stock and $0.3 million from the sale of common stock issued upon option exercises, which was offset by a $20.2 million special dividend to holders of our capital stock, and the repurchase of the remaining outstanding shares of our Series A and B preferred stock for $1.8 million. In addition, we made principal payments on notes payable and capital leases of $1.4 million and $0.1 million of repayments made on capital lease obligations. The proceeds from the sale of our Series C preferred stock were used to pay the special dividend to holders of our capital stock. We did not use our operating cash flow to fund the payment of this dividend.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $1.0 million to $1.5 million in the fiscal year ending September 30, 2007. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2006 were $2.0 million. As of September 30, 2006, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $5.5 million senior credit facility due July 2007. The senior credit facility bears an annual interest rate of LIBOR plus 2.25%. As of September 30, 2006, we had no outstanding indebtedness under our senior credit facility. As of September 30, 2006, our borrowing availability under our senior credit facility was $5.4 million due to an issued Letter of Credit for $100,000; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of  September 30, 2006, we were in full compliance with the terms and conditions of our credit agreement.

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

Preferred Stock Financings

In September 2004, we issued 3,262,643 shares of Series C preferred stock to entities related to ABS Capital Partners in exchange for approximately $20 million in cash. In December 2004, we used all of the proceeds from this transaction to pay a special dividend to all holders of our capital stock. In conjunction with the closing of our initial public offering, the outstanding shares of the Series C preferred stock were converted into shares of common stock.

Our Series A preferred stock and Series B preferred stock were either repurchased or converted into common stock in 2003 and 2004. We have no outstanding shares of Series A preferred stock and Series B preferred stock.

Contractual and Commercial Commitments

The table below represents our significant commercial commitments as of September 30, 2006. Notes payable, borrowings under our senior credit facility and capital leases are reflected on our September 30, 2006 balance sheet. Operating leases, which represent commitments to rent office and warehouse space in the United States and Europe, are not reflected on our balance sheet.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Notes payable	$58	$16	$42	—	—
Operating leases	7,566	1,789	3,096	$1,939	$742
Capital leases	65	63	2	—	—
Total contractual cash obligations	$7,689	$1,868	$3,140	$1,939	$742

Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2004, 2005 and 2006.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109, Accounting for Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our Company beginning October 1, 2007.  We do not expect FIN 48 to have a material affect on our financial statements.

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  SFAS No. 154 became effective for our Company beginning October 1, 2006. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of September 30, 2006 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of September 30, 2006, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than five percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 8. Financial Statements and Supplemental Data.

Annual Financial Statements and Selected Financial Data:  The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

Item 9.  Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a)          Evaluation of disclosure controls and procedures.  Based on the evaluation of our disclosure controls and procedures (as defined in the rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) required by Exchange Act Rules 13a- 15(b) or 15d-15(b), our Chief Executive Officer and our Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)         Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Incorporated by reference from the Company’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2006.

Code of Ethics, Governance Guidelines and Committee Charters

We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees.  We have also adopted a Code of Ethics for Senior Officers that applies to our senior officers, including our principal executive officer, principal financial officer and principal accounting officer.  The Code of Ethics for Senior Officers is available on our website.

Item 11. Executive Compensation.

Incorporated by reference from the Company’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Incorporated by reference from the Company’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2006.

Item 13. Certain Relationship and Related Transactions.

Incorporated by reference from the Company’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2006.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the Company’s Proxy Statement relating to its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Page
(a)(1) The following financial statements are filed as part of this report:

Report of Independent Registered Public Accounting Firm
Financial Statements covered by the Report of Independent Registered Public Accounting Firm:

Consolidated Balance Sheets as of September 30, 2005 and 2006
Consolidated Statements of Operations for the years ended September 30, 2004, 2005 and 2006
Consolidated Statements of Stockholders’ (Deficit) Equity for the years ended September 30, 2004, 2005 and 2006
Consolidated Statements of Cash Flows for the years ended September 30, 2004, 2005 and 2006
Notes to the Consolidated Financial Statements

(a)(2) The following financial statement schedule is filed as part of this report:

Schedule for the three years ended September 30, 2004, 2005 and 2006:
II — Valuation and Qualifying Accounts

(a)(3) The documents required to be filed as exhibits to this report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and Subsidiaries as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(A).  These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and Subsidiaries at September 30, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2006, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

McLean, Virginia
December 14, 2006

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	September 30,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$54,359	$10,378
Short-term investments	12,289	—
Accounts receivable, net of allowance for doubtful accounts of $200,000 and $50,000 in 2006 and 2005, respectively	2,557	685
Inventory	4,704	1,934
Prepaid expenses and other current assets	2,001	1,588
Total current assets	75,911	14,585
Property and equipment, net	2,362	1,000
Intangible assets, net	4,909	5,745
Goodwill	3,678	3,606
Other assets	1,178	1,077
Total assets	$88,038	$26,013
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,073	$924
Accrued expenses and other current liabilities	5,283	3,336
Profit-sharing distributions payable	7,736	4,337
Consignment payables	6,658	1,281
Current portion of capital lease obligations	63	144
Current portion of long-term debt	16	409
Total current liabilities	21,829	10,431
Capital lease obligations, net of current portion	2	44
Long-term debt, net of current portion	42	3,906
Other long-term liabilities	413	215
Total liabilities	22,286	14,596
Redeemable common stock	—	474
Stockholders’ equity:
Series C Preferred Stock, $20,000,000 liquidation preference; $.001 par value; 0 and 3,262,643 shares authorized, issued and outstanding at September 30, 2006 and 2005, respectively	—	3
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,584,608 and 19,025,971 shares issued and outstanding at September 30, 2006 and 2005, respectively	27	19
Additional paid-in capital	55,964	9,412
Accumulated other comprehensive income (loss)	247	(24)
Retained earnings	9,514	1,533
Total stockholders’ equity	65,752	10,943
Total liabilities and stockholders’ equity	$88,038	$26,013

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2006	2005	2004

Revenue	$147,813	$89,415	$75,869
Costs and expenses:
Cost of goods sold (excluding amortization)	12,160	6,288	5,743
Profit-sharing distributions	80,253	48,952	39,718
Technology and operations	20,081	14,696	12,814
Sales and marketing	8,861	5,503	4,586
General and administrative	12,073	7,397	6,046
Amortization of contract intangibles	813	135	—
Depreciation and amortization	727	586	531
Total costs and expenses	134,968	83,557	69,438
Income from operations	12,845	5,858	6,431
Interest income (expense) and other income, net	430	(570)	(621)
Income before provision for income taxes	13,275	5,288	5,810
Provision for income taxes	(5,294)	(1,166)	(541)
Net income	$7,981	$4,122	$5,269
Basic earnings per common share	$0.33	$0.22	$0.31
Diluted earnings per common share	$0.31	$0.18	$0.29
Basic weighted average shares outstanding	24,080,780	19,038,464	16,865,313
Diluted weighted average shares outstanding	26,087,809	22,598,519	18,280,366

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

	Preferred Stock		Common Stock		Additional	Accumulated Other	Retained Earnings
	Shares	Amount	Shares	Amount	Paid-in Capital	Comprehensive Gain/Loss	(Accumulated Deficit)	Total
Balance at September 30, 2003	1,461,549	$1	16,007,933	$16	$11,387	—	$(7,673)	$3,731
Repurchase and retirement of Series A Preferred stock	(1,132,806)	(1)	—	—	(1,594)	—	—	(1,595)
Conversion of Series A Preferred Stock to Common	(48,193)	—	49,873	—	—	—	—	—
Repurchase and retirement of Series B Preferred stock	(249,377)	—	—	—	(249)	—	—	(249)
Conversion of Series B Preferred Stock to Common	(31,173)	—	31,173	—	—	—	—	—
Compensation expense from grant of common stock options	—	—	—	—	85	—	—	85
Net proceeds of issuance of Series C Preferred Stock	3,262,643	3	—	—	19,718	—	—	19,721
Capital distributions paid	—	—	—	—	(20,000)	—	—	(20,000)
Exercise of common stock options	—	—	2,327,771	2	200	—	—	202
Exercise of common stock warrants	—	—	609,559	1	74	—	—	75
Net income	—	—	—	—	—	—	5,269	5,269
Minority interest dividend payable	—	—	—	—	—	—	(185)	(185)
Balance at September 30, 2004	3,262,643	3	19,026,309	19	9,621	—	(2,589)	7,054
Exercise of common stock options	—	—	240,568	—	186	—	—	186
Repurchase of common stock	—	—	(240,906)	—	(482)	—	—	(482)
Compensation expense from grant of common stock options	—	—	—	—	87	—	—	87
Comprehensive income:
Net income	—	—	—	—	—	—	4,122	4,122
Foreign currency translation	—	—	—	—	—	$(24)	—	(24)
Balance at September 30, 2005	3,262,643	3	19,025,971	19	9,412	(24)	1,533	10,943
Initial Public Offering	—	—	5,000,000	5	43,972	—	—	43,977
Preferred stock reclassification	(3,262,643)	(3)	3,262,643	3	—	—	—	—
Exercise of common stock options and warrants (net of tax)	—	—	295,994	—	995	—	—	995
Compensation expense from grant of common stock options	—	—	—	—	623	—	—	623
Write off of put liabilities	—	—	—	—	962	—	—	962
Comprehensive Income:	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	7,981	7,981
Foreign currency translation and other	—	—	—	—	—	271	—	271
Balance at September 30, 2006	—	—	27,584,608	$27	$55,964	$247	$9,514	$65,752

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2006	2005	2004
Operating activities
Net income	$7,981	$4,122	$5,269
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,540	721	531
Amortization of debt discount	14	44	39
Interest expense related to put warrant liability and debt issue costs	315	285	200
Stock compensation expense	623	87	85
Provision (benefit) for doubtful accounts	150	(34)	2
Loss on early extinguishment of debt	171	—	—
Deferred tax benefit	(691)	(701)	—
(Loss) gain on sale of short-term investments	—	(75)	(22)
Loss on disposal of property and equipment	19	14	31
Changes in operating assets and liabilities:
Accounts receivable	(2,022)	1,288	(1,766)
Inventory	(2,770)	(1,068)	(64)
Prepaid expenses and other assets	90	(320)	(299)
Accounts payable	1,149	(68)	344
Accrued expenses and other	1,947	500	462
Profit-sharing distributions payable	3,399	852	728
Consignment payables	5,377	481	70
Other liabilities	371	16	(17)
Net cash provided by operating activities	17,663	6,144	5,593
Investing activities
Purchases of short-term investments	(20,037)	(28,697)	(42,017)
Proceeds from the sale of short-term investments	7,834	35,440	39,459
Proceeds from the sale of property and equipment	—	—	10
Increase in goodwill and intangibles	(90)	(5,694)	—
Cash paid for acquisitions	—	(3,806)	—
Purchases of property and equipment	(2,049)	(487)	(420)
Net cash used in investing activities	(14,342)	(3,244)	(2,968)
Financing activities
Proceeds from issuance of debt	118	2,400	—
Proceeds from the issuance of common stock	43,977	—	—
Repayments of debt	(4,413)	(7)	(1,372)
Principal repayments of capital lease obligations	(194)	(116)	(73)
Proceeds from exercise of common stock options & warrants (net of tax)	506	186	277
Incremental tax benefit from exercise of common stock options	489	—	—
Payments to repurchase common stock	—	(482)	—
Net proceeds from the issuance of preferred stock	—	—	19,721
Payments to repurchase preferred stock	—	—	(1,844)
Dividends and capital distributions	—	—	(20,185)
Net cash provided by (used in) financing activities	40,483	1,981	(3,476)
Effect of exchange rate differences on cash and cash equivalents	177	(13)	—
Net increase (decrease) in cash and cash equivalents	43,981	4,868	(851)
Cash and cash equivalents at beginning of year	10,378	5,510	6,361
Cash and cash equivalents at end of year	$54,359	$10,378	$5,510
Supplemental disclosure of cash flow information
Property and equipment acquired through capital leases	$71	$24	$293
Cash paid for income taxes	4,816	1,812	747
Cash paid for interest	$217	$298	$263

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

The Company has five wholly owned direct and indirect subsidiaries—Surplus Acquisition Venture, LLC (SAV); Government Liquidation.com, LLC (GL); Liquidity Services Limited (LSL) (based in Chippenham, England); DOD Surplus, LLC (DODS); and Liquidity Services, GmbH (LSG). SAV was formed on October 13, 2000. On February 27, 2001, SAV formed GL as a limited liability company in the state of Delaware. GL is a single-purpose entity that remarkets surplus government property under the auspices of the Commercial Venture II contract 99-0001-0002 (the Surplus Contract) with the Defense Reutilization and Marketing Service (DRMS) of the U.S. Department of Defense (DoD). Under the terms of the contract, GL is limited to conducting business of the Surplus Contract and no other. The Company formed LSL on July 23, 2003 to enter the European marketplace. LSL conducts business under the trade name “Liquidity Services” and serves commercial entities and the UK Disposal Services Agency (DSA) responsible for the disposal of UK Ministry of Defence (MOD) surplus property, and the Defence Logistics Organisation (DLO) through a five year contract beginning August 4, 2003.

On July 20, 2005, LSI formed DODS as a limited liability company in the state of Delaware. DODS is a single-purpose entity that remarkets scrap government property under the auspices of the DoD Scrap contract 99-4001-0004 (the Scrap Contract) with the DRMS through June 2012. Under the terms of the contract, DODS is limited to conducting business of the Scrap Contract and no other. See Note 4.

During January 2006, LSI formed LSG as a limited liability company in Germany. LSG was formed to service the contract awarded by the DRMS to purchase DoD surplus property located in Germany on January 24, 2006 (contract 60-6104-0007, the Germany Contract) through January 23, 2009.

The Company’s operations are subject to certain risks and uncertainties associated with technology-oriented companies including, but not limited to, the Company’s dependence on use of the Internet, the effect of general business and economic trends, its susceptibility to rapid technological change, actual and potential competition by entities with greater financial resources, and the potential for the U.S. Government agencies from which the Company has derived a significant portion of its inventory to change the way they conduct their surplus disposition or to otherwise not renew their contracts with the Company.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

2.             Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents.

Short-Term Investments

The Company accounted for investments it held as of September 30, 2006 in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the year ended September 30, 2006 the amount of unrealized gains and losses reported in accumulated other comprehensive income was $88,000.  For the year ended September 30, 2005 the amount of unrealized gains and losses were not material. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest expense and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest expense and other income, net.

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Periodically, inventories are analyzed for obsolescence. Charges for obsolete inventory are included in cost of goods sold in the period in which they have been determined to occur.

Property and Equipment

Property and equipment is recorded at cost, and depreciated and amortized on a straight-line basis over the following estimated useful lives:

Computers and purchased software	One to five years
Office equipment	Three years
Furniture and fixtures	Five to seven years
Leasehold improvements	Shorter of lease term or useful life

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Intangible Assets

Intangible assets consist of contract acquisition costs and covenants not to compete (see Note 4). Intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from five to seven years.

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is no longer amortized, but is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows.

Revenue Recognition

The Company recognizes revenue in accordance with the provisions of Staff Accounting Bulletin No. 104, Revenue Recognition, when all of the following criteria are met:

•                  a buyer submits the winning bid in an auction and, as a result, evidence of an arrangement exists and the sale price has been determined;

•                  title has passed to the buyer and the buyer has assumed the risks and rewards of ownership;

•                  for arrangements with an inspection period, the buyer has received the merchandise and has not notified LSI within that period that it is dissatisfied with the merchandise; and

•                  collection is reasonably assured.

Revenue is also evaluated in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which the Company is deemed to be the primary obligor and bears physical and general inventory risk, and credit risk, LSI recognizes as revenue the gross proceeds from the sale, including buyer’s premiums. In arrangements in which the Company acts as an agent or broker on a consignment basis, without taking physical or general inventory risk, revenue is recognized based on the sales commissions that are paid to the Company by the sellers for utilizing LSI’s services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction.

The Company has evaluated its revenue recognition policy related to sales under LSI’s profit-sharing model and determined it is appropriate to account for these sales on a gross basis using the criteria outlined in EITF 99-19. In the Company’s evaluation, the Company relied most heavily upon its status as primary obligor in the sales relationship and the fact that the Company has general inventory risk.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Cost of Goods Sold

Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees. The Company purchases the majority of its inventory at a fixed percentage of the property’s original acquisition cost. Title for the inventory passes to the Company at that point and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government customers when it receives only sales commission revenue and, as such, recognizes no cost of goods sold associated with those sales. Cost of goods sold also includes shipping and handling costs and amounts paid by customers for shipping and handling.

Significant Contracts

DRMS

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company is required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, GL, exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the years ended September 30, 2006, 2005 and 2004 were $50,686,000, $47,446,000, and $38,685,000, respectively, including accrued amounts, as of September 30, 2006 and 2005, of $2,887,000 and $4,068,000, respectively. On September 12, 2006, the DoD agreed to increase the profit sharing distribution for the surplus contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property.  From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract.  After November 30, 2006, the Company is entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implements under the contract modification.

Under the terms of the Scrap Contract, the Company is required to disburse to DRMS approximately 80% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the scrap contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months.  For the year ended September 30, 2006 and 2005, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $27,579,000 and $140,000, including accrued amounts, as of September 30, 2006 and 2005, of $4,788,000 and $140,000, respectively.

DSA

Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the years ended September 30, 2006, 2005 and 2004 were $1,988,000, $1,365,000 and $1,033,000, respectively, including accrued amounts, as of September 30, 2006 and 2005, of $61,000 and $129,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Risk Associated with Certain Concentrations

The Company does not perform credit evaluations of its buyers. However, substantially all sales are recorded subsequent to payment authorization being received. As a result, the Company is not subject to significant collection risk, as goods are generally not shipped before payment is received.

For consignment sales transactions, funds are collected from buyers and are held by the Company on the sellers’ behalf. The funds are included in cash and cash equivalents in the consolidated financial statements. The Company releases the funds to the seller, less the Company’s commission and other fees due, after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business. The amount of cash held on behalf of the sellers is recorded as consignment payables in the accompanying consolidated balance sheets.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

For the years ended September 30, 2006, 2005 and 2004, no single buyer accounted for 10% or more of revenue.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. A valuation allowance is provided to reduce the deferred tax assets to a level that the Company believes will more likely than not be realized. The resulting net deferred tax asset reflects management’s estimate of the amount that will be realized.

Stock-Based Compensation

At September 30, 2006, the Company had a stock-based employee compensation plan, which is described more fully in Note 14. Prior to October 1, 2005, the Company accounted for options issued under this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Other than stock-based compensation cost associated with variable awards, which is described more fully in Note 14, no stock-based employee compensation cost was recognized in the statement of operations for the years ended September 30, 2005 or 2004, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (statement 123(R)) using the prospective-transition method. Under this transition method, compensation cost recognized in the year ended September 30, 2006 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

As a result of adopting Statement 123(R) on October 1, 2005, the Company’s income before provision for income taxes and net income for the year ended September 30, 2006 were approximately $616,000 and $370,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at September 30, 2006 was approximately $3,770,000, which will be recognized over the weighted average vesting period of 40 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility of 40%, dividend rate of 0%, and risk-free interest rates that ranged from 4.32% to 5.05% for the year ended September 30, 2006. The Company anticipates a forfeiture rate of 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the year ended September 30, 2006 are approximately $0.02 and $0.01, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

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

Had compensation expense been determined under the fair value method at the grant dates, the difference between the Company’s net income and the Company’s pro forma net income would have been insignificant. In addition, there would not have been a material effect on the Company’s cash flows.

Advertising Costs

Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $2,159,000, $939,000 and $464,000 for the years ended September 30, 2006, 2005 and 2004, respectively.

Fair Value of Financial Instruments

SFAS No. 107, Disclosure About Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Cash and cash equivalents, short-term investments, accounts receivable, accounts payable, profit-sharing distributions payable, consignment payables and long-term debt reported in the consolidated balance sheets approximate their fair values.

Foreign Currency Translation

The functional currencies for LSL and LSG, the Company’s foreign subsidiaries, are the British pound and Euro, respectively. The translation of the subsidiary’s financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income, a separate component of stockholders’ equity. Realized foreign currency transaction gains and losses are included in interest expense and other income, net in the consolidated statements of operations.

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

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

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2006	2005	2004
	(dollars in thousands except per share and share data)

Weighted average shares calculation:
Basic weighted average shares outstanding	24,080,780	19,038,464	16,865,313
Treasury stock effect of options and warrants	705,638	297,412	722,433
Shares of common stock into which outstanding preferred stock is convertible	1,301,391	3,262,643	692,620
Diluted weighted average common shares outstanding	26,087,809	22,598,519	18,280,366
Net income	$7,981	$4,122	$5,269
Net income per common share:
Basic income per common share	$0.33	$0.22	$0.31
Diluted income per common share	$0.31	$0.18	$0.29

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for the Company beginning October 1, 2007. The Company does not expect FIN 48 to have a material affect on its financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, which supersedes APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 changes the requirements for the accounting for and reporting of changes in accounting principles. The statement requires the retroactive application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 does not change the guidance for reporting the correction of an error in previously issued financial statements or the change in an accounting estimate. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 is effective for the Company beginning October 1, 2006. The Company does not expect SFAS No. 154 to have a material affect on its financial statements.

3.             DRMS Contracts

The Company’s Surplus Contract with DRMS expires in June 2008. Under the terms of the Surplus Contract, the Company acquires surplus government property from DRMS at a fixed percentage of the property’s original estimated acquisition value. The Company is required to purchase all surplus government property referred to it by DRMS. The Company then markets the property through its buyer network. Under the terms of the contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract.

As a result of this contract, the Company is the sole remarketer of all DoD surplus turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

The Company’s Scrap Contract with DRMS expires in June 2012. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. As a result of this contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

The contracts may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2006.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

4.             Acquisitions

Wholesale411

On May 24, 2005, the Company acquired substantially all of the assets of Aldnet Media Group, LLC (Wholesale411), a wholesale industry search portal for the wholesale industry. The operating results of Wholesale411 have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase consideration consisted of $2,900,000 of cash paid to the seller and transaction costs of $83,000, which were allocated to identifiable intangible assets acquired and goodwill. Of the purchase consideration, $200,000 was allocated to an amortizable intangible related to a covenant not to compete. This amount is being amortized on a straight-line basis over five years, the life of that agreement. The remaining $2,783,000 of the purchase consideration was allocated to goodwill. Subsequent to the acquisition, the Company paid an additional $150,000 in payments to the sellers upon the resolution of certain contingencies; this additional amount was also recorded as goodwill.

Because the Wholesale411 results of operations for the period from October 1, 2004 to May 24, 2005 were not material to the Company, the pro forma combined results of operations for the year ended September 30, 2005 are not presented. These pro forma combined results of operations would not differ materially from the historical results of operations.

Scrap Contract

In conjunction with the Company’s June 2005 winning bid for the Scrap Contract, LSI was required to pay DRMS $5,694,000 for the rights to operate the scrap operations of the DoD. This payment was recorded as a contract intangible and is being amortized over the 84-month term of the contract on a straight-line basis. The Company recorded amortization expense of $813,000, $136,000 and $0 for the years ended September 30, 2006, 2005 and 2004, respectively, related to the Scrap Contract intangible asset.

Minority Interest

On July 11, 2005, the Company acquired the then outstanding minority interest in SAV for cash consideration of $815,000. Of this amount, $70,000 was paid to settle minority interest payable at the acquisition date. The remaining portion of the purchase consideration of $745,000 was recorded as goodwill.

5.             Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2006	2005
	(in thousands)
Computers and purchased software	$2,455	$2,006
Office/Operational equipment and vehicles	962	175
Furniture and fixtures	394	238
Leasehold improvements	692	157
	4,503	2,576
Less: accumulated depreciation and amortization	(2,141)	(1,576)
	$2,362	$1,000

Depreciation and amortization expense related to property and equipment for the years ended September 30, 2006, 2005 and 2004 was $675,000, $572,000, and $531,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

6.             Intangible Assets

Intangible assets at September 30, 2006 consisted of the following:

	Useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Contract intangible	7	$5,694	$(949)	$4,745
Covenants not to compete, and Trademarks	5	218	(54)	164
Total intangible assets, net				$4,909

Future expected amortization of intangible assets at September 30, 2006 was as follows:

Years ending September 30,
(in thousands)
2007	$853
2008	853
2009	853
2010	840
2011 and after	1,510

7.             Debt

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

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 2.25% (7.625% at September 30, 2006) due monthly. As of September 30, 2006 and 2005, the Company had $0 and $2,400,000, respectively, in outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of September 30, 2006, the Company was in compliance with these covenants.

Note Payable

On May 16, 2003, the Company received $2,000,000 in cash in exchange for a subordinated debenture (the Note Payable) payable to an unaffiliated third party. The note was due in May 2008.  The Company repaid the note in conjunction with the completion of its initial public offering in February 2006.

As additional consideration, the Company issued fully vested warrants to purchase 517,094 shares of common stock of the Company. These warrants were converted into 517,094 shares of redeemable common stock in August 2004, and the common stock was subsequently sold in the Company’s initial public offering (see Note 12).

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

On March 2, 2006, the Company repaid its Note Payable and amounts outstanding under its senior credit facility. In conjunction with the repayment of the Note Payable, the Company recorded a loss on the early extinguishment of debt of $171,000, which is included in interest income and expense and other income, net.

Debt consisted of the following:

	September 30,
	2006	2005
	(in thousands)
Note payable	—	$2,000
Senior credit facility	—	2,400
Note payable—other	$68	26
Less: unamortized debt discount	(10)	(111)
Subtotal	58	4,315
Less: current portion of long-term debt	(16)	(409)
Long-term portion debt	$42	$3,906

Future minimum debt payments, exclusive of the unamortized debt discount, as of September 30, 2006 are as follows:

Years ending September 30,
(in thousands)
2007	$19
2008	16
2009	10
2010	10
2011 and after	13
Total future minimum debt payments	$68

8.             Redeemable Common Stock

As discussed in Note 9, warrants to purchase common stock were converted into 517,094 shares of common stock that were redeemable on the same basis as the warrants. As a result, in August 2004, the Company reclassified $312,000 related to the then recorded fair value of the put warranty liability to redeemable common stock.

The gross redemption value of the common stock was $925,000 as of September 30, 2005. The redemption value of the common stock, based on the net present value of the gross redemption value, was determined to be $474,000 as of September 30, 2005. Changes in the fair value of the redemption feature of the common stock were being amortized to interest expense to the date the shares were sold in the Company’s initial public offering and the shares ceased to be redeemable. Changes in the fair value of the redemption feature of the common stock subsequent to August 2004 were not significant for fiscal 2004. For the years ended September 30, 2006 and 2005, the interest expense recorded resulting from the changes in the fair value of the common stock redemption feature was $261,000 and $150,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

9.             Commitments

Leases

The Company leases certain office space and equipment under non-cancelable operating and capital lease agreements, which expire at various dates through 2013. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $93,000 and $28,000 at September 30, 2006 and 2005, respectively. Future minimum payments, inclusive of sublease income, under the leases as of September 30, 2006 are as follows:

Years ending September 30,	Operating	Capital
	(in thousands)
2007	$1,789	$64
2008	1,737	2
2009	1,360	—
2010	1,115	—
2011 and after	1,565	—
Total future minimum lease payments	$7,566	66
Less: amount representing interest		1
Present value of net minimum lease payments		65
Less: current portion of capital lease obligations		63
Capital lease obligations, noncurrent		$2

Amortization of fixed assets acquired through capital leases is included in depreciation and amortization expense.

Rent expense for the years ended September 30, 2006, 2005 and 2004 was $1,974,000, $1,556,000 and $1,227,000, respectively. Sublease income recorded for the years ended September 30, 2006, 2005 and 2004 was $90,000, $238,000 and $243,000, respectively.

Directors Agreements

Effective January 1, 2004 and June 1, 2004, the Company entered into advisory agreements with two independent directors of the Company which expire on December 31, 2006 and May 30, 2007, respectively. In addition to payments of $1,000 for the preparation for and attendance at each Company board meeting, the agreements provided the directors a put option on any vested shares in the Company held by the directors. In conjunction with the Company’s initial public offering these agreements have been amended to remove the put option provision, and thus the Company will no longer record the expenses and has reclassified this liability. The Company accounted for the put option as a liability, which was included in other long-term liabilities, and was $173,000 at September 30, 2005. The Company recognized the amount of the increase in the redemption liability, $68,000, $136,000 and $38,000, as interest expense in the years ended September 30, 2006, 2005 and 2004, respectively.

10.          401(k) Benefit Plan

The Company has various retirement plans (the Plans), which are intended to be qualified plans under Section 401(k) of the Internal Revenue Code. The Plans are defined contribution plans, available to all eligible employees and allow participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plans also allow the Company to make discretionary matching contributions. For the years ended September 30, 2006, 2005 and 2004, the Company contributed and recorded expense of approximately $348,000, $301,000 and $195,000, respectively, to the Plans.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

11.          Income Taxes

The components of the provision for income taxes are as follows:

	Years ended September 30,
	2006	2005	2004
	(in thousands)
Current tax provision:
U.S. Federal	$5,155	$1,652	$—
State	830	215	541
	5,985	1,867	541
Deferred tax benefit:
U.S. Federal	(763)	(357)	—
State	72	(344)	—
	(691)	(701)	—
Total provision	$5,294	$1,166	$541

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

	September 30,
	2006	2005
	(in thousands)
Deferred tax assets (liabilities):
Net operating losses—State	$10	$622
Net operating losses—Foreign	494	524
Accrued vacation and bonus	451	386
Allowance for doubtful accounts	77	19
Depreciation	33	—
Other	306	(80)
Net deferred tax assets before valuation allowance	1,371	1,471
Less: valuation allowance	(494)	(770)
Total deferred tax assets	$877	$701

The reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years ended September 30,
	2006	2005	2004
U.S. statutory rate	34.1%	34.0%	34.0%
Non-deductible foreign losses	.2%	2.4%	8.0%
Permanent items	.7%	2.2%	—
State taxes	5.1%	4.2%	5.3%
Changes in valuation allowance	(.2%)	(21.5%)	(40.3%)
Other—net	—	.7%	2.3%
Provision for income taxes	39.9%	22.0%	9.3%

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

At September 30, 2006, the Company had available state net operating loss (NOL) carryforwards of approximately $165,000, which begin to expire in 2020, and foreign NOLs of approximately $1.7 million, which do not expire. The valuation allowance at September 30, 2006 primarily relates to the foreign NOLs. During fiscal 2005, the Company reversed $686,000 of valuation allowances recorded against deferred tax assets as it was determined that it was more likely than not that these deferred tax assets would be realized. Circumstances could change in the future that would allow the Company to reduce the remaining valuation allowance and recognize additional net deferred tax assets.

12.          Stockholders’ Equity

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

Common Stock

On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $43,977,000 in conjunction with its initial public offering.

2006 Omnibus Long-Term Incentive Plan

In conjunction with the Company’s initial public offering, the board of directors and the Company’s shareholders approved the 2006 Omnibus Long-Term Incentive Plan, or the 2006 Plan, on December 2, 2005. The 2005 Stock Option and Incentive Plan was terminated when the 2006 Plan became effective, immediately after the closing of initial public offering.

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. During fiscal year 2006, the Company issued options to purchase 1,208,000 shares to employees and directors with exercise prices between $12.89 and $17.63.  Options to purchase 97,000 shares have been forfeited. At September 30, 2006, there were 3,889,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

The 2006 Plan permits the granting of options to purchase shares of common stock intended to qualify as incentive stock options under the Internal Revenue Code and stock options that do not qualify as incentive stock options (“non-qualified stock options”). The exercise price of each stock option may not be less than 100% of the fair market value of the common stock on the date of grant. However, if a grant recipient, who holds at least 10% of the common stock of the Company, receives an incentive stock option, the exercise price of such incentive stock option may not be less than 110% of the fair market value of the common stock on the date of grant. The term of each stock option is fixed by the compensation committee and may not exceed 10 years from the date of grant.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

The compensation committee may also award under the 2006 Plan:

•                    restricted stock, which are shares of common stock subject to restrictions;

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

During July 2001, the Company modified the exercise price of 3,402,794 stock options issued to employees. The stock options were originally granted with an option exercise price of $0.45. The modified stock options have an exercise price of $0.05 and all other terms and conditions of the options such as vesting schedules and expiration dates remained unchanged. The Company is accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited, or expire unexercised using variable accounting. Under variable accounting, the Company will revalue compensation costs for the stock options at each reporting period based on changes in the intrinsic value of the stock options. The Company recorded $7,000, $87,000 and $85,000 in stock compensation expense based on vesting of the fair value of the options, using the Black-Scholes option-pricing model for the years ended September 30, 2006, 2005 and 2004, respectively. The Company will continue to revalue compensation costs for the options based on changes in the fair value of the Company’s common stock.

During the year ended September 30, 2005, the Company repurchased 240,906 shares of its common stock from former employees pursuant to the provisions of the 2005 Stock Option and Incentive Plan and the Option Agreements entered into between the Company and such former employees as option grant recipients. No additional grants have been made under 2005 Stock Option and Incentive Plan, since the Company’s initial public offering. All of the stock option grants since the Company’s initial public offering have been made under the 2006 Omnibus Long-Term Incentive Plan.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the years ended September 30, 2006 and 2005 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2004	296,697	$0.42
Options granted	868,750	2.78
Options exercised	(240,568)	0.81
Options canceled	(11,594)	0.05
Options outstanding at September 30, 2005	913,285	2.53
Options granted	1,531,500	12.21
Options exercised	(220,994)	1.61
Options canceled	(233,595)	7.62
Options outstanding at September 30, 2006	1,990,196	9.48
Options exercisable at September 30, 2006	344,816	4.37

The following table summarizes information about options outstanding at September 30, 2006:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.05	6,869	5.29	$0.05
$2.00 - $7.00	872,327	8.79	4.24
$12.00 - $18.00	1,111,000	9.59	13.66
	1,990,196	9.23	9.48

The intrinsic value of outstanding and exercisable options at September 30, 2006 is approximately $12,160,000 and $3,869,000, respectively, based on a stock price of $15.59 on September 29, 2006.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements – (Continued)

13.          Subsequent Event

STR Acquisition

On October 16, 2006, the Company acquired substantially all of the assets of the wholesale business of STR, Inc. (STR), a traditional liquidator, for approximately $10.1million in cash. The operating results of STR will be included in the consolidated financial statements from the date of acquisition. The purchase consideration primarily consisted of $10,126,000 of cash paid to the seller, which was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill.

14.          Quarterly Results Unaudited

The following table sets forth for the eight most recent quarters the selected unaudited quarterly consolidated statement of operations data. The unaudited quarterly consolidated statement of operations data has been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three months ended
	Dec. 31, 2004	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006
	(in thousands, except share and per share data)
Revenue	$19,817	$22,432	$22,940	$24,225	$32,207	$37,101	$38,750	$39,755
Income from operations	$1,081	$1,484	$1,726	$1,567	$2,810	$3,398	$3,317	$3,320
Net income	$618	$874	$1,043	$1,587	$1,468	$1,928	$2,355	$2,229
Basic earnings per common share	$0.03	$0.05	$0.05	$0.08	$0.08	$0.08	$0.09	$0.08
Diluted earnings per common share	$0.03	$0.04	$0.04	$0.07	$0.06	$0.08	$0.08	$0.08
Basic weighted average shares outstanding	19,029,284	19,041,592	19,089,619	18,993,361	19,034,172	22,409,104	27,347,778	27,532,067
Diluted weighted average shares outstanding	22,519,522	22,512,651	22,628,782	22,733,122	22,848,367	25,052,464	28,291,280	28,159,384

LIQUIDITY SERVICES, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2004	$2,493	$1,611	$2,649	$1,455
Year ended September 30, 2005	1,455	478	1,164	769
Year ended September 30, 2006	$769	$0	$275	$494

Allowance for doubtful accounts (deducted from accounts receivable) (1)
Year ended September 30, 2006	$50	$150	$0	$200

(1)             This information is omitted for the year ended September 30, 2004 and 2005 since it was not material.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Purchase Agreement, dated as of August 29, 2006, among Liquidity Services, Inc., Carl C. Jones, Eddie Fischer, Bradley Fischer and Southern Textile Recycling, Inc.

3.1

Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2

Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

4.1

Form of Certificate of Common Stock of the Company, incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 21, 2006.

4.2

Registration Rights Agreement, dated September 3, 2004, by and between the Company and ABS Capital Partners IV, L.P., ABS Capital Partners IV-A, L.P., ABS Capital Partners IV Offshore L.P. and ABS Capital Partners IV Special Offshore L.P., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

10.1

Defense Logistics Agency, Surplus Commercial Property, Defense Reutilization and Marketing Service, Invitation for Bids, No. 99-0001, December 2000, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005

10.2

Defense Logistics Agency, Multi-Year Sale of Surplus Scrap Material at Locations Nationwide, Defense Reutilization and Marketing Service, Invitations for Bids, No. 99-4001, December 7, 2004, incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.

10.3.1

Executive Employment Agreement, dated September 2, 2004, between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.3.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No .333-129656), filed with the SEC on February 1, 2006.#

10.3.2

Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 26, 2006, incorporated herein by reference to Exhibit 10.3.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.4.1

Executive Employment Agreement, dated September 2, 2004, between the Company and Jaime Mateus-Tique, incorporated herein by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.4.2

Amendment to Executive Employment Agreement between the Company and Jaime Mateus-Tique, dated January 25, 2006, incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.5.1

Executive Employment Agreement, dated May 15, 2001, between Government Liquidation.com, LLC and Benjamin R. Brown, incorporated herein by reference to Exhibit 10.5.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.5.2

Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Benjamin R. Brown, dated January 26, 2006, incorporated herein by reference to Exhibit 10.5.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.6.1

Executive Employment Agreement, dated January 27, 2005, between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.6.2

Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.7.1

Executive Employment Agreement, dated June 13, 2001, between Government Liquidation.com, LLC and Thomas Burton, incorporated herein by reference to Exhibit 10.7.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.7.2

Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Thomas Burton, dated January 25, 2006, incorporated herein by reference to Exhibit 10.7.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.8.1

Executive Employment Agreement, dated November 11, 2005, between the Company and James E. Williams, incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.8.2

Amendment to Executive Employment Agreement between the Company and James E. Williams, dated January 26, 2006, incorporated herein by reference to Exhibit 10.8.2 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.9

2005 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.#

10.10

2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.11

Form of Directors and Officers Indemnification Agreement, incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.12

Amendment to Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002), dated as of September 12, 2006, between Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 12, 2006.

10.13	LSI Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on August 1, 2006.#

10.14	Form of Stock Option Agreement, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2006.

10.15	Lease Agreement, dated September 1, 2004, between Le Baron Investments and Southern Textile Recycling, Inc.

10.16	Lease Agreement, dated June 8, 2006, between Le Baron Investments and Southern Textile Recycling, Inc.

10.17	Lease Agreement, effective October 1, 2005, between the Company and ProLogis Development Services Incorporated.

10.18	Industrial Real Estate Lease Agreement, dated January 20, 2006, between the Company and Paulus Enterprises.

10.19	Standard Form Industrial Building Lease, effective August 1, 2006, between the Company and First Industrial Development Services, Inc.

10.20	Industrial Building Lease Agreement, dated February 2, 2005, between the Company and First Industrial Texas, L.P.

10.21	Amendment, effective June 1, 2006, to Industrial Lease Agreement, dated February 2, 2005, between the Company and First Industrial Texas, L.P.

21.1	List of Subsidiaries

23.1	Consent of Ernst & Young LLP

24.1	Power of Attorney (included on signature page)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#                    Designates management or compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 21, 2006.

LIQUIDITY SERVICES, INC.

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

We, the undersigned directors and officers of Liquidity Services, Inc., hereby severally constitute William P. Angrick, III and James E. Williams, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 21, 2006.

Signature	Title

/s/ William P. Angrick, III	Chairman of the Board of Directors and Chief Executive
William P. Angrick, III	Officer (Principal Executive Officer)

/s/ James M. Rallo	Chief Financial Officer and Treasurer (Principal
James M. Rallo	Financial Officer and Principal Accounting Officer)

/s/ Jaime Mateus-Tique	President, Chief Operating Officer and Director
Jaime Mateus-Tique

/s/ Philip A. Clough	Director
Phillip A. Clough

/s/ Patrick W. Gross	Director
Patrick W. Gross

/s/ Franklin D. Kramer	Director
Franklin D. Kramer

/s/ F. David Fowler	Director
F. David Fowler

`