Form 10-Q
period 2006-12-31
LIQUIDITY SERVICES INC
filed 2007-02-09
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2006

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 8, 2007 was 27,712,084.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(In Thousands)

	December 31, 2006	September 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,971	$54,359
Short-term investments	15,688	12,289
Accounts receivable, net of allowance for doubtful accounts of $200,000	1,740	2,557
Inventory	9,212	4,704
Prepaid expenses and other current assets	2,472	2,001
Total current assets	72,083	75,911
Property and equipment, net	3,325	2,362
Intangible assets, net	5,175	4,909
Goodwill	11,358	3,678
Other assets	1,882	1,178
Total assets	$93,823	$88,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,948	$2,073
Accrued expenses and other current liabilities	4,128	5,283
Profit-sharing distributions payable	8,185	7,736
Consignment payables	7,379	6,658
Current portion of capital lease obligations and long-term debt	30	79
Total current liabilities	23,670	21,829
Capital lease obligations and long-term debt, net of current portion	39	44
Other long-term liabilities	1,298	413
Total liabilities	25,007	22,286
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,617,555 and 27,584,608 shares issued and outstanding at December 31, 2006 and September 30, 2006, respectively	27	27
Additional paid-in capital	56,601	55,964
Accumulated other comprehensive income	361	247
Retained earnings	11,827	9,514
Total stockholders’ equity	68,816	65,752
Total liabilities and stockholders’ equity	$93,823	$88,038

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Three Months Ended December 31,
	2006	2005

Revenue	$45,167	$32,207
Costs and expenses:
Cost of goods sold (excluding amortization)	8,462	2,367
Profit-sharing distributions	18,729	18,170
Technology and operations	7,843	4,055
Sales and marketing	2,964	1,816
General and administrative	3,436	2,633
Amortization of contract intangibles	203	203
Depreciation and amortization	273	153
Total costs and expenses	41,910	29,397
Income from operations	3,257	2,810
Interest income (expense) and other income, net	598	(363)
Income before provision for income taxes	3,855	2,447
Provision for income taxes	(1,542)	(979)
Net income	$2,313	$1,468
Basic earnings per common share	$0.08	$0.08
Diluted earnings per common share	$0.08	$0.06
Basic weighted average shares outstanding	27,597,419	19,034,172
Diluted weighted average shares outstanding	28,449,429	22,848,367

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended December 31,
	2006	2005
Operating activities
Net income	$2,313	$1,468
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	476	356
Amortization of debt discount	—	11
Interest expense related to put warrant liability and debt issue costs	—	301
Stock compensation expense	364	9
(Gain) loss on disposal of property and equipment	(4)	5
Changes in operating assets and liabilities (net of acquisition):
Accounts receivable	818	39
Inventory	(2,731)	77
Prepaid expenses and other assets	(1,173)	(1,266)
Accounts payable	1,875	439
Accrued expenses and other	(1,187)	821
Profit-sharing distributions payable	450	2,829
Consignment payables	646	12
Other liabilities	885	1
Net cash provided by operating activities	2,732	5,102
Investing activities
Purchases of short-term investments	(10,332)	—
Proceeds from the sale of short-term investments	6,907	—
Proceeds from the sale of property and equipment	4	—
Increase in goodwill and intangibles	(7)	(2)
Cash paid for acquisitions	(10,232)	—
Purchases of property and equipment	(807)	(239)
Net cash used in investing activities	(14,467)	(241)
Financing activities
Principal repayments of capital lease obligations and debt	(55)	(38)
Proceeds from exercise of common stock options and warrants (net of tax)	150	29
Incremental tax benefit from exercise of common stock options	123	—
Net cash provided by (used in) financing activities	218	(9)
Effect of exchange rate differences on cash and cash equivalents	129	(34)
Net (decrease) increase in cash and cash equivalents	(11,388)	4,818
Cash and cash equivalents at beginning of period	54,359	10,378
Cash and cash equivalents at end of period	$42,971	$15,196
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,143	$878
Cash paid for interest	2	135

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for wholesale, surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of December 31, 2006, unaudited consolidated statements of operations for the three months ended December 31, 2006 and 2005 and the unaudited statements of cash flows for the three months ended December 31, 2006 and 2005 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007 or any future period.

Short-Term Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three months ended December 31, 2006, the amount of unrealized gains and losses reported in accumulated other comprehensive income was $24,000 of loss.  For the three months ended December 31, 2005 the amount of unrealized gains and losses was not material.

Stock-Based Compensation

As a result of adopting Statement 123(R) on October 1, 2005, the Company’s income before provision for income taxes and net income for the three months ended December 31, 2006 and 2005 were approximately $364,000 and $219,000 and $8,000 and $5,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2006 was approximately $4,517,000, which is being recognized over the weighted average vesting period of 35 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% to 65%, dividend rate of 0%, and risk-free interest rates that ranged from 4.32% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate ranging from 14.4% to 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the three months ended December 31, 2006 are approximately $0.01 and $0.01, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the three months ended December 31, 2005 were not affected as a result of adopting Statement 123(R).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	December 31,
	2006	2005
	(dollars in thousands except per share data)

Weighted average shares calculation:
Basic weighted average shares outstanding	27,597,419	19,034,172
Treasury stock effect of options and warrants	852,010	551,552
Shares of common stock into which outstanding preferred stock is convertible	—	3,262,643
Diluted weighted average common shares outstanding	28,449,429	22,848,367
Net income	$2,313	$1,468
Net income per common share:
Basic income per common share	$0.08	$0.08
Diluted income per common share	$0.08	$0.06

3.             Defense Reutilization and Marketing Service Contracts and U.K. Disposal Service Agency Contract

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

The contracts may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2006.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company is required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, Government Liquidation (GL), exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the three months ended December 31, 2006 and 2005 were $9,489,000 and $12,733,000, respectively, including accrued amounts, as of December 31, 2006 and 2005, of $3,246,000 and $4,669,000, respectively. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the Surplus Contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property.  From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract.  After November 30, 2006, the Company is entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implements under the contract modification.

Under the terms of the Scrap Contract, the Company is required to disburse to DRMS approximately 80% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months.  For the three months ended December 31, 2006 and 2005, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $8,667,000 and $4,970,000, including accrued amounts, as of December 31, 2006 and 2005, of $4,876,000 and $2,392,000, respectively.

U.K. Disposal Services Agency (DSA) Contract

Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the three months ended December 31, 2006 and 2005 were $574,000 and $467,000, respectively, including accrued amounts, as of December 31, 2006 and 2005, of $64,000 and $104,000, respectively.

4.             STR Acquisition

On October 16, 2006, the Company acquired substantially all of the assets of the wholesale business of STR, Inc. (STR), a traditional liquidator, for approximately $10,232,000 in cash. The operating results of STR are included in the consolidated financial statements from the date of acquisition. Due to the October 2006 date of the acquisition of STR, the pro forma results of operations for the quarter ended December 31, 2006 are materially the same as those presented in the Company’s consolidated statements of operations.

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, along with customer lists and non-contractual costumer relationships. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Goodwill	$7,673
Inventory	1,777
Covenants not to compete	500
Property and equipment	388
Net other liabilities	(106)
Total Consideration	$10,232

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

5.             Intangible Assets

Intangible assets at December 31, 2006 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Contract intangible	7	$5,694	$(1,152)	$4,542
Covenants not to compete, and Trademarks	5	718	(85)	633
Total intangible assets, net				$5,175

Future expected amortization of intangible assets at December 31, 2006 was as follows:

Years ending September 30,
(in thousands)
2007 (remaining nine months)	$716
2008	955
2009	955
2010	942
2011 and after	1,607

6.             Debt

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

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 2.25% (7.579% at December 31, 2006) due monthly. As of December 31, 2006 and September 30, 2006, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of December 31, 2006, the Company was in compliance with these covenants.

Note Payable

Debt consisted of the following:

	December 31,	September 30,
	2006	2006
	(unaudited)
	(in thousands)
Note payable	—	—
Senior credit facility	—	—
Note payable—other	$63	$68
Less: unamortized debt discount	(9)	(10)
Subtotal	54	58
Less: current portion of long-term debt	(16)	(16)
Long-term portion debt	$38	$42

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

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

2006 Omnibus Long-Term Incentive Plan

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Omnibus Long-Term Incentive Plan, or the 2006 Plan. During fiscal year 2006, the Company issued options to purchase 1,208,000 shares to employees and directors with exercise prices between $12.89 and $17.63.  Options to purchase 97,000 shares have been forfeited. At September 30, 2006, there were 3,889,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2006, the Company issued options to purchase 184,000 shares to employees and directors with exercise prices between $14.75 and $17.96 and options to purchase 7,000 shares have been forfeited. At December 31, 2006, there were 3,712,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2006 and the three months ended December 31, 2006 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2005	913,285	$2.53
Options granted	1,531,500	12.21
Options exercised	(220,994)	1.61
Options canceled	(233,595)	7.62
Options outstanding at September 30, 2006	1,990,196	9.48
Options granted (unaudited)	184,095	15.85
Options exercised (unaudited)	(32,947)	4.54
Options canceled (unaudited)	(8,501)	11.14
Options outstanding at December 31, 2006 (unaudited)	2,132,843	10.10
Options exercisable at December 31, 2006 (unaudited)	377,690	4.33

The intrinsic value of outstanding and exercisable options at December 31, 2006 is approximately $15,165,000 and $4,865,000, respectively, based on a stock price of $17.21 on December 29, 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to those listed in Part II, Item 1A (“Risk Factors”) and in our Annual Report on Form 10- K. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

About us.  We are a leading online auction marketplace for wholesale, surplus and salvage assets. We enable buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 415,000 to approximately 565,000, or 36.2%.

Recent initiatives.  We completed the acquisition of the wholesale business of STR for approximately $10.2 million in cash on October 16, 2006.  STR is a California-based remarketer of reverse supply chain merchandise, including retail customer returns, overstocks, shelf pulls, and seasonal merchandise, to wholesale buyers.  The acquisition of STR strengthens our core business by adding long-standing relationships with traditional discount store chain buyers as well as Fortune 500 commercial sellers.  The acquisition also expanded our distribution center network, with the addition of STR’s approximately 117,000 square foot leased distribution center in Fullerton, California, a suburb of Los Angeles, as well as a 21,000 square feet facility in Sacramento, California, which we believe will provide efficiencies for both domestic and international buyers and sellers.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers two primary transaction models: a profit-sharing model and a consignment model.

•                  Profit-sharing model.  Under our profit-sharing model, which is utilized primarily by the Department of Defense, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction.   Revenue from our profit-sharing model accounted for approximately 68.6% of our total revenue for the three months ended December 31, 2006. The merchandise sold under our profit-sharing model accounted for approximately 58.2% of our gross merchandise volume, or GMV, for the three months ended December 31, 2006.

•                  Consignment model.  Under our consignment model, which is utilized primarily by our commercial sellers, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.2% of our total revenue for the three months ended December 31, 2006. The merchandise sold under our consignment model accounted for approximately 23.5% of our GMV for the three months ended December 31, 2006.

We collect a buyer premium on substantially all of our transactions under both of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In addition, we engage in transactions with our sellers in which we purchase merchandise without a profit-sharing component. Under this model, we do not share any profits with the sellers. These transactions generated approximately 16.9% of our revenue and 14.3% of our GMV in the three months ended December 31, 2006.

In the three months ended December 31, 2006, we generated approximately 2% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.  We have four contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus contract.  In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our surplus contract (including buyer premiums) accounted for approximately 40.9% of our total revenue for the three months ended December 31, 2006. The property sold under our surplus contract accounted for approximately 34.7% of our GMV for the three months ended December 31, 2006. The surplus contract expires in June 2008.

•                  Scrap contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. The contract accounted for 27.7% of our revenue and 23.5% of our GMV for the three months ended December 31, 2006. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the scrap contract. The contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms.

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

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated less than 2% of our revenue in the three months ended December 31, 2006. This contract expires in January 2009.

Our UK MoD agreement.  In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 3% of our revenue in the three months ended December 31, 2006. This contract expires in July 2008, subject to the Ministry’s right to extend the contract for two additional one-year terms.

Our commercial agreements.  We have over 350 corporate clients who sell in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2006 totaled $53.2 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2006 we completed approximately 49,000 transactions.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2006, we had approximately 565,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2006, approximately 247,000 total auction participants participated in auctions on our marketplaces.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus (a) interest expense (income) and other expense (income), net; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for  stock-based compensation expense.

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•                                          The amortization of contract intangibles relates to amortization of the scrap contract beginning in June 2005. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income (loss) is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three months Ended December 31,
	2006	2005
	(unaudited)
Net income	$2,313	$1,468
Interest expense (income) and other expense (income), net	(598)	363
Provision for income taxes	1,542	979
Amortization of contract intangibles	203	203
Depreciation and amortization	273	153

EBITDA	3,733	3,166
Stock compensation expense	364	9

Adjusted EBITDA	$4,097	$3,175

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

Valuation of goodwill and other intangible assets.  In accordance with Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, we identify and value intangible assets that we acquire in business combinations, such as customer arrangements, customer relationships and non-compete agreements, that arise from contractual or other legal rights or that are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. The fair value of identified intangible assets is based upon an estimate of the future economic benefits expected to result from ownership, which represents the amount at which the assets could be bought or sold in a current transaction between willing parties, that is, other than in a forced or liquidation sale.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $16.5 million at December 31, 2006. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Amortization of contract intangibles.  Amortization of contract intangibles expense consists of the amortization of our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight-line basis. The amortization period is correlated to the base term of the contract, exclusive of renewal periods.

Depreciation and amortization.  Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment.

Interest income and expense and other income, net.  Interest income and expense and other income, net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our long-term debt and realized gains or losses on short-term investments.

Income taxes.  Prior to fiscal 2002, we incurred losses from our operations and, as a result, did not incur significant liabilities for income taxes. While we generated NOLs during this time, we did not record a deferred tax asset for these NOLs or any other deferred items because of the uncertainty of their realization. We utilized these NOLs through fiscal 2004 to offset substantially all of the federal income taxes we would have otherwise owed. We continued to owe state income taxes during these periods. At September 30, 2004, we had utilized a significant portion of our federal NOLs. During fiscal year 2005, we exhausted our remaining federal NOLs and had an effective income tax rate of approximately 22%. During fiscal year 2006, we had an effective income tax rate of approximately 40%. We estimate that our future effective income tax rate will be approximately 41%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2006	2005
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	18.7	7.4
Profit-sharing distributions	41.5	56.4
Technology and operations	17.4	12.6
Sales and marketing	6.6	5.6
General and administrative	7.6	8.2
Amortization of contract intangibles	0.4	0.6
Depreciation and amortization	0.6	0.5
Total costs and expenses	92.8	91.3
Income from operations	7.2	8.7
Interest income and expense and other income, net	1.3	(1.1)
Income before provision for income taxes	8.5	7.6
Provision for income taxes	(3.4)	(3.0)
Net income	5.1%	4.6%

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Revenue.  Revenue increased $13.0 million, or 40.2%, to $45.2 million for the three months ended December 31, 2006 from $32.2 million for the three months ended December 31, 2005. This increase was primarily due to a 40.0% increase in the average value of our transactions resulting from product mix, lotting and merchandising strategies, and buyer demand, as well as an increase in the number of completed transactions through our online auction marketplaces. During the same period, the number of completed transactions increased from approximately 47,000 to 49,000, or 3.5%. The amount of gross merchandise volume transacted through our marketplaces increased $16.5 million, or 45.0%, to $53.2 million for the three months ended December 31, 2006 from $36.7 million for the three months ended December 31, 2005. We believe this increase is attributable to our investment in our sales and marketing organization, the acquisition of STR on October 16, 2006, as well as increased market acceptance by corporate sellers and professional buyers of our online marketplaces as an efficient channel to auction and purchase wholesale, surplus and salvage assets, which resulted in 155.9% growth in our commercial market place over the same period last year. In addition, our scrap contract, which generated 27.7% of our revenue and 23.5% of our gross merchandise volume for the three months ended December 31, 2006, grew 79.5% from the three months ended December 31, 2005. We also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces. Our marketing efforts resulted in an approximate 36.2% increase in registered buyers to approximately 565,000 at December 31, 2006 from approximately 415,000 at December 31, 2005.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $6.1 million, or 257.4%, to $8.5 million for the three months ended December 31, 2006 from $2.4 million for the three months ended December 31, 2005. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 18.7% for the three months ended December 31, 2006 from 7.4% for the three months ended December 31, 2005.  This increase was primarily due to an increase in merchandise we purchased for our own account, which grew with the acquisition of STR.

Profit-sharing distributions.  Profit-sharing distributions increased $0.5 million, or 3.1%, to $18.7 million for the three months ended December 31, 2006 from $18.2 million for the three months ended December 31, 2005, which was primarily due to an increase in revenue from sellers, such as the DoD, utilizing our profit-sharing model. As a percentage of revenue, profit-sharing distributions decreased to 41.5% for the three months ended December 31, 2006 from 56.4% for the three months ended December 31, 2005. This decrease is a result of faster growth in our commercial business, where most of our sellers have adopted our consignment model, as well as a decrease in the amount of profits we are required to pay the DoD under our surplus contract, which was modified on September 12, 2006.  A detailed discussion of the Surplus Contract modification can be found above under “Our Seller Agreements.”

Technology and operations expenses.  Technology and operations expenses increased $3.8 million, or 93.4%, to $7.8 million for the three months ended December 31, 2006 from $4.0 million for the three months ended December 31, 2005. As a percentage of revenue, these expenses increased to 17.4% for the three months ended December 31, 2006 from 12.6% for the three months ended December 31, 2005. The increase was primarily due to the addition of 115 technology and operations personnel needed to support the increased volume of transactions and merchandise discussed above. The increase as a percentage of revenue is primarily the result of 31 of the 115 additional operating personnel, which were needed to support our inventory assurance program under the Surplus Contract in conjunction with the contract modification on September 12, 2006.

Sales and marketing expenses.  Sales and marketing expenses increased $1.2 million, or 63.2%, to $3.0 million for the three months ended December 31, 2006 from $1.8 million for the three months ended December 31, 2005. As a percentage of revenue, these expenses increased to 6.6% for the three months ended December 31, 2006 from 5.6% for the three months ended December 31, 2005. This increase was primarily due to our hiring of 19 additional sales and marketing personnel and $0.4 million in increased expenditures on marketing and promotional activities across our marketplaces.

General and administrative expenses.  General and administrative expenses increased $0.8 million, or 30.5%, to $3.4 million for the three months ended December 31, 2006 from $2.6 million for the three months ended December 31, 2005. The increase was primarily due to (1) costs of $0.2 million related to additional accounting, legal, insurance, compliance and other expenses related to being a public company, (2) expenses of $0.4 million related to the adoption of Statement 123(R) and (3) costs of $0.1 million for executive and administrative staff to support our growth and the requirements of being a public company. As a percentage of revenue, these expenses decreased to 7.6% for the three months ended December 31, 2006 from 8.2% for the three months ended December 31, 2005, as a result of operating efficiencies gained from fixed costs, such as corporate staff, which were spread over a larger revenue base.

Amortization of contract intangibles.  Amortization of contract intangibles was consistent at $0.2 million for the three months ended December 31, 2006 and 2005, as a result of our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.1 million, or 80.4%, to $0.3 million for the three months ended December 31, 2006 from $0.2 million for the three months ended December 31, 2005. This increase was due primarily to additional depreciation expense resulting from the purchase of $2.0 million of property and equipment during the fiscal year ended September 30, 2006.

Interest income and expense and other income, net.  Interest income and expense and other income, net, of $0.6 million of income for the three months ended December 31, 2006 changed by $1.0 million from $0.4 million of expense for the three months ended December 31, 2005.  This change is a result of the repayment in February 2006 of the $2.4 million indebtedness associated with our senior credit facility as well as our $2.0 million subordinated note payable, following the completion of our initial public offering and investing the remaining proceeds from our initial public offering.

Provision for income tax expense.  Income tax expense increased $0.5 million, or 57.6%, to $1.5 million for the three months ended December 31, 2006 from $1.0 million for the three months ended December 31, 2005, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $0.8 million, or 57.6%, to $2.3 million for the three months ended December 31, 2006 from $1.5 million for the three months ended December 31, 2005. As a percentage of revenue, net income increased to 5.1% for the three months ended December 31, 2006 from 4.6% for the three months ended December 31, 2005.  This increase resulted from of our growth in revenue, while leveraging our fixed expenses.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2006, we had approximately $43.0 million in cash and cash equivalents, $15.7 million in short-term investments and $3.4 million available under our $5.5 million senior credit facility.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Net cash provided by operating activities decreased $2.4 million to $2.7 million for the three months ended December 31, 2006 from $5.1 million for the three months ended December 31, 2005. For the three months ended December 31, 2006, net cash provided by operating activities primarily consisted of net income of $2.3 million, depreciation and amortization expense of $0.5 million, net other expenses of $0.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $2.7 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $3.1 million. For the three months ended December 31, 2005, net cash provided by operating activities primarily consisted of net income of $1.5 million, depreciation and amortization expense of $0.4 million, net other expenses of $0.3 million and an increase in accrued expenses and other liabilities of $4.1 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $1.2 million.

Net cash used in investing activities was $14.5 million for the three months ended December 31, 2006 and $0.2 million for the three months ended December 31, 2005. Net cash used in investing activities for the three months ended December 31, 2006 consisted primarily of net purchases of short-term investments of $3.5 million, capital expenditures of $0.8 million for purchases of equipment and leasehold improvements, and $10.2 million for the purchase of STR. Net cash used in investing activities for the three months ended December 31, 2005 consisted primarily of capital expenditures of $0.2 million for purchases of equipment.

Net cash provided by financing activities was $0.2 million for the three months ended December 31, 2006. Net cash used in financing activities was less than $0.1 million for the three months ended December 31, 2005.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $1.5 million to $2.0 million in the fiscal year ending September 30, 2007. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2006 were $0.8 million. As of December 31, 2006, we had no outstanding commitments for capital expenditures, with the exception of $0.2 million to $0.3 million, net of reimbursements from the landlord, for leasehold improvements in expansion space at our offices in Washington, DC.

Senior credit facility.  We maintain a $5.5 million senior credit facility due July 2007. The senior credit facility bears an annual interest rate of LIBOR plus 2.25%. As of December 31, 2006, we had no outstanding indebtedness under our senior credit facility. As of December 31, 2006, our borrowing availability under our senior credit facility was $3.4 million due to issued Letters of Credit for $2.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2006, we were in full compliance with the terms and conditions of our credit agreement.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an interpretation of SFAS No. 109, Accounting for Income Taxes, or FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits, which are more likely than not to be realized. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for our company beginning October 1, 2007.  We do not expect FIN 48 to have a material affect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of September 30, 2006 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of December 31, 2006, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2006, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2007.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer