Form 10-Q
period 2007-03-31
LIQUIDITY SERVICES INC
filed 2007-05-03
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2007

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 3, 2007 was 27,852,530.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2007	September 30, 2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$49,966	$54,359
Short-term investments	10,220	12,289
Accounts receivable, net of allowance for doubtful accounts of $200	3,788	2,557
Inventory	11,792	4,704
Prepaid expenses and other current assets	4,337	2,002
Total current assets	80,103	75,911
Property and equipment, net	3,914	2,362
Intangible assets, net	4,944	4,909
Goodwill	11,358	3,678
Other assets	1,875	1,178
Total assets	$102,194	$88,038
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,464	$2,073
Accrued expenses and other current liabilities	5,029	5,283
Profit-sharing distributions payable	10,392	7,736
Customer payables	7,694	6,658
Current portion of capital lease obligations and long-term debt	24	79
Total current liabilities	26,603	21,829
Capital lease obligations and long-term debt, net of current portion	34	44
Other long-term liabilities	1,462	413
Total liabilities	28,099	22,286
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,840,240 and 27,584,608 shares issued and outstanding at March 31, 2007 and September 30, 2006, respectively	28	27
Additional paid-in capital	59,364	55,964
Accumulated other comprehensive income	403	247
Retained earnings	14,300	9,514
Total stockholders’ equity	74,095	65,752
Total liabilities and stockholders’ equity	$102,194	$88,038

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006

Revenue	$49,281	$37,101	$94,448	$69,308
Costs and expenses:
Cost of goods sold (excluding amortization)	11,698	2,595	20,160	4,962
Profit-sharing distributions	17,731	20,719	36,460	38,889
Technology and operations	8,397	4,739	16,238	8,794
Sales and marketing	3,225	2,100	6,189	3,915
General and administrative	4,049	3,177	7,487	5,811
Amortization of contract intangibles	203	203	407	407
Depreciation and amortization	309	170	581	322

Total costs and expenses	45,612	33,703	87,522	63,100

Income from operations	3,669	3,398	6,926	6,208
Interest income (expense) and other income, net	551	(211)	1,149	(574)

Income before provision for income taxes	4,220	3,187	8,075	5,634
Provision for income taxes	(1,746)	(1,259)	(3,288)	(2,238)

Net income	$2,474	$1,928	$4,787	$3,396

Basic earnings per common share	$0.09	$0.08	$0.17	$0.16

Diluted earnings per common share	$0.09	$0.08	$0.17	$0.14

Basic weighted average shares outstanding	27,708,278	22,409,104	27,652,849	20,721,638

Diluted weighted average shares outstanding	28,526,789	25,052,464	28,463,064	23,950,415

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended March 31,
	2007	2006
Operating activities
Net income	$4,787	$3,396
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	988	729
Stock compensation expense	883	61
Amortization of debt discount	—	15
Interest expense related to put warrant liability and debt issue costs	—	315
Provision (benefit) for doubtful accounts	—	100
Loss on early extinguishment of debt	—	171
Changes in operating assets and liabilities:
Accounts receivable	(1,230)	(1,069)
Inventory	(5,311)	(551)
Prepaid expenses and other assets	(3,032)	(113)
Accounts payable	1,391	593
Accrued expenses and other	(287)	3,078
Profit-sharing distributions payable	2,656	4,559
Customer payables	961	1,287
Other long-term liabilities	1,048	33

Net cash provided by operating activities	2,854	12,604
Investing activities
Purchases of short-term investments	(14,397)	(8,421)
Proceeds from the sale of short-term investments	16,466	—
Increase in goodwill and intangibles	(15)	(18)
Cash paid for acquisitions	(10,232)	—
Purchases of property and equipment	(1,668)	(844)

Net cash used in investing activities	(9,846)	(9,283)
Financing activities
Proceeds from issuance of debt	—	47
Repayments of debt	(8)	(4,406)
Principal repayments of capital lease obligations	(57)	(71)
Proceeds from exercise of common stock options and warrants (net of tax)	489	29
Incremental tax benefit from exercise of common stock options	700	—
Net proceeds from the issuance of common stock	1,328	44,025

Net cash provided by financing activities	2,452	39,624
Effect of exchange rate differences on cash and cash equivalents	147	26

Net (decrease) increase in cash and cash equivalents	(4,393)	42,971
Cash and cash equivalents at beginning of the period	54,359	10,378

Cash and cash equivalents at end of period	$49,966	$53,349
Supplemental disclosure of cash flow information
Cash paid for income taxes	$4,960	$2,087
Cash paid for interest	$3	$212

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

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of March 31, 2007, unaudited consolidated statements of operations for the three- and six-months ended March 31, 2007 and 2006 and the unaudited statements of cash flows for the six months ended March 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three- and six-months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2007 or any future period.

Short-Term Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three- and six-months ended March 31, 2007, the amount of unrealized gains and losses reported in accumulated other comprehensive income was $27,000 and $4,000, respectively, of gain. For the three- and six-months ended March 31, 2006, the amount of unrealized gains and losses was not material.

Stock-Based Compensation

As a result of adopting Statement 123(R) on October 1, 2005, the Company’s income before provision for income taxes and net income for the three- and six-months ended March 31, 2007 and 2006 was approximately $519,000 and $306,000, and $883,000 and $521,000; and $51,000 and $31,000, and $59,000 and $35,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2007 was approximately $6,015,000, which is being recognized over the weighted average vesting period of 35 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% to 65%, dividend rate of 0%, and risk-free interest rates that ranged from 4.32% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate ranging from 14.4% to 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the three- and six-months ended March 31, 2007 are approximately $0.01 and $0.01, and $0.02 and $0.02, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.  Basic and diluted earnings per share for the three- and six-months ended March 31, 2006 were not affected as a result of adopting Statement 123(R).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

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

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,708,278	22,409,104	27,652,849	20,721,638
Treasury stock effect of options and warrants	818,511	700,438	810,215	625,994
Shares of common stock into which outstanding preferred stock is convertible	—	1,942,922	—	2,602,783

Diluted weighted average common shares outstanding	28,526,789	25,052,464	28,463,064	23,950,415

Net income	$2,474	$1,928	$4,787	$3,396
Net income per common share:
Basic income per common share	$0.09	$0.08	$0.17	$0.16
Diluted income per common share	$0.09	$0.08	$0.17	$0.14

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

The contracts may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2007.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company is required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, Government Liquidation (GL), exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the three- and six-months ended March 31, 2007 and 2006 were $7,231,000, $16,720,000, $14,359,000 and $27,092,000, respectively, including accrued amounts, as of March 31, 2007 and 2006, of $2,589,000 and $4,464,000, respectively.  On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the Surplus Contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property.  From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract.  Since November 30, 2006, the Company has been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implements under the contract modification.

Under the terms of the Scrap Contract, the Company is required to disburse to DRMS approximately 80% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months.  For the three- and six-months ended March 31, 2007 and 2006, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $9,530,000, $18,197,000, $6,026,000 and $10,995,000, respectively, including accrued amounts, as of March 31, 2007 and 2006, of $7,739,000 and $4,284,000, respectively.

U.K. Disposal Services Agency (DSA) Contract

Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the three- and six-months ended March 31, 2007 and 2006 were $970,000, $1,544,000, $334,000 and $802,000, respectively, including accrued amounts, as of March 31, 2007 and 2006, of $64,000 and $148,000, respectively.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.             Intangible Assets

Intangible assets at March 31, 2007 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Contract intangible	7	$5,694	$(1,356)	$4,338
Covenants not to compete, and Trademarks	5	727	(121)	606
Total intangible assets, net				$4,944

Future expected amortization of intangible assets at March 31, 2007 was as follows:

Years Ending September 30,
(in thousands)
2007 (remaining six months)	$478
2008	956
2009	956
2010	942
2011 and after	1,612

6.             Debt

Senior Credit Facility

In December 2002, the Company entered into a senior credit facility (the Agreement) with a bank. The Agreement provides for borrowings of up to $250,000 under a line of credit. In July 2003, the Company’s line of credit under the Agreement was increased to $750,000. In June 2005, the Company’s line of credit under the Agreement was increased to $3,000,000. In July 2005, the Company’s line of credit under the Agreement was increased to $5,500,000. In February 2007, the Company’s line of credit under the Agreement was increased to $15,000,000. This senior credit facility will expire in March 2008.

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.5% (6.82% at March 31, 2007) due monthly. As of March 31, 2007 and September 30, 2006, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of adjusted earnings before interest, income taxes, depreciation and amortization (EBITDA). As of March 31, 2007, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Note Payable

Debt consisted of the following:

	March 31,	September 30,
	2007	2006
	(unaudited)
	(in thousands)
Note payable—other	$58	$68
Less: unamortized debt discount	(8)	(10)
Subtotal	50	58
Less: current portion of long-term debt	(17)	(16)
Long-term portion of debt	$33	$42

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

Common Stock

On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $43,977,000 in conjunction with its initial public offering.  On March 13, 2007, the Company issued 100,000 shares of common stock for net proceeds of $1,328,000 in conjunction with its follow-on offering.

2006 Omnibus Long-Term Incentive Plan

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Omnibus Long-Term Incentive Plan, or the 2006 Plan. During fiscal year 2006, the Company issued options to purchase 1,208,000 shares to employees and directors with exercise prices between $12.89 and $17.63.  Of the options issued during fiscal year 2006, options to purchase 97,000 shares have been forfeited. At September 30, 2006, there were 3,889,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the six months ended March 31, 2007, the Company issued options to purchase 452,000 shares to employees and directors with exercise prices between $14.75 and $19.30 and options to purchase 11,000 shares have been forfeited. At March 31, 2007, there were 3,448,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2006 and the three months ended December 31, 2006 and March 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2005	913,285	$2.53
Options granted	1,531,500	12.21
Options exercised	(220,994)	1.61
Options canceled	(233,595)	7.62
Options outstanding at September 30, 2006	1,990,196	9.48
Options granted (unaudited)	184,095	15.85
Options exercised (unaudited)	(32,947)	4.54
Options canceled (unaudited)	(8,501)	11.14
Options outstanding at December 31, 2006 (unaudited)	2,132,843	10.10
Options granted (unaudited)	268,000	17.34
Options exercised (unaudited)	(122,685)	2.77
Options canceled (unaudited)	(6,730)	10.06
Options outstanding at March 31, 2007 (unaudited)	2,271,428	11.35
Options exercisable at March 31, 2007 (unaudited)	499,801	7.97

The intrinsic value of outstanding and exercisable options at March 31, 2007 is approximately $12,697,000 and $4,483,000, respectively, based on a stock price of $16.94 on March 30, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to those listed in our Annual Report on Form 10- K. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 459,000 to approximately 613,000, or 33.5%.

Recent initiatives.  On March 13, 2007, we sold 100,000 shares of our common stock in a follow-on offering at $18.00 per share. Aggregate net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $1.3 million. In the follow-on offering, including the partial exercise of the over-allotment option granted to the underwriters, the selling stockholders sold an aggregate of 3,662,400 shares of common stock held by them.  We did not receive any proceeds from the sale of shares by the selling stockholders.

STR Acquisition.  We completed the acquisition of the wholesale business of STR for approximately $10.2 million in cash on October 16, 2006.  STR is a California-based remarketer of reverse supply chain merchandise, including retail customer returns, overstocks, shelf pulls, and seasonal merchandise, to wholesale buyers.  The acquisition of STR strengthens our core business by adding long-standing relationships with traditional discount store chain buyers as well as Fortune 500 commercial sellers.  The acquisition also expanded our distribution center network, with the addition of STR’s approximately 117,000 square foot leased distribution center in Fullerton, California, a suburb of Los Angeles, as well as a 21,000 square feet facility in Sacramento, California, which we believe will provide efficiencies for both domestic and international buyers and sellers.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers two primary transaction models: a profit-sharing model and a consignment model.

•                  Profit-sharing model.  Under our profit-sharing model, which is utilized primarily by the Department of Defense, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction.   Revenue from our profit-sharing model accounted for approximately 58.8% and 63.5% of our total revenue for the three- and six-months ended March 31, 2007, respectively. The merchandise sold under our profit-sharing model accounted for approximately 48.4% and 53.0% of our gross merchandise volume, or GMV, for the three- and six-months ended March 31, 2007, respectively.

•                  Consignment model.  Under our consignment model, which is utilized primarily by our commercial sellers, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.5% and 8.4% of our total revenue for the three- and six-months ended March 31, 2007, respectively. The merchandise sold under our consignment model accounted for approximately 26.0% and 24.8% of our GMV for the three- and six-months ended March 31, 2007, respectively.

We collect a buyer premium on substantially all of our transactions under both of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In addition, we engage in transactions with our sellers in which we purchase merchandise without a profit-sharing component. Under this model, we do not share any profits with the sellers. These transactions generated approximately 26.3% and 21.8% of our revenue and 21.6% and 18.2% of our GMV in the three- and six-months ended March 31, 2007, respectively.

In the three months ended March 31, 2007, we generated less than 2% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus contract.  In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our surplus contract (including buyer premiums) accounted for approximately 31.0% and 35.7% of our total revenue for the three- and six-months ended March 31, 2007, respectively. The property sold under our surplus contract accounted for approximately 25.5% and 29.8% of our GMV for the three- and six-months ended March 31, 2007, respectively. The surplus contract expires in June 2008.

•                  Scrap contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. The contract accounted for 27.8% and 27.8% of our revenue and 22.9% and 23.2% of our GMV for the three- and six-months ended March 31, 2007, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the scrap contract. The contract expires in June 2012, subject to the DoD’s right to extend it for three additional one-year terms.

Under the surplus property contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the scrap contract, we acquire scrap property at a per pound price. When we resell property under the contracts, we were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses), and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations.  On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the surplus contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property.  Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the surplus contract and the DoD was entitled to receive 72.5%.  Since November 30, 2006, we have been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implement under the contract modification.  Under the scrap contract, we also have a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit sharing distribution.

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated less than 1% of our revenue in the three- and six-months ended March 31, 2007. This contract expires in January 2009.

Our UK MoD agreement.  In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated approximately 4% of our revenue in the three- and six-months ended March 31, 2007. This contract expires in July 2008, subject to the Ministry’s right to extend the contract for two additional one-year terms.

Our commercial agreements.  As of March 31, 2007, we had over 375 corporate clients who sell in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three- and six-months ended March 31, 2007 totaled $60.0 million and $113.2 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three- and six-months ended March 31, 2007 we completed approximately 52,000 and 101,000 transactions, respectively.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2007, we had approximately 613,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three- and six-months ended March 31, 2007, approximately 287,000 and 534,000 total auction participants participated in auctions on our marketplaces, respectively.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
		(in thousands)	(unaudited)
Net income	$2,474	$1,928	$4,787	$3,396
Interest expense (income) and other expense (income), net	(551)	211	(1,149)	574
Provision for income taxes	1,746	1,259	3,288	2,238
Amortization of contract intangibles	203	203	407	407
Depreciation and amortization	309	170	581	322

EBITDA	4,181	3,771	7,914	6,937
Stock compensation expense	519	51	883	61

Adjusted EBITDA	$4,700	$3,822	$8,797	$6,998

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $16.3 million at March 31, 2007. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2007	2006	2007	2006
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	23.7	7.0	21.3	7.2
Profit-sharing distributions	36.0	55.8	38.6	56.1
Technology and operations	17.1	12.8	17.2	12.7
Sales and marketing	6.6	5.7	6.6	5.6
General and administrative	8.2	8.6	7.9	8.4
Amortization of contract intangibles	0.4	0.5	0.4	0.6
Depreciation and amortization	0.6	0.4	0.6	0.5

Total costs and expenses	92.6	90.8	92.6	91.1

Income from operations	7.4	9.2	7.4	8.9
Interest income (expense) and other income, net	1.1	(0.6)	1.2	(0.8)

Income before provision for income taxes	8.5	8.6	8.6	8.1
Provision for income taxes	(3.5)	(3.4)	(3.5)	(3.2)

Net income	5.0%	5.2%	5.1%	4.9%

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Revenue.  Revenue increased $12.2 million, or 32.8%, to $49.3 million for the three months ended March 31, 2007 from $37.1 million for the three months ended March 31, 2006. This increase was primarily due to a 25.4% increase in the average value of our transactions resulting from product mix, lotting and merchandising strategies, and buyer demand, as well as an increase in the number of completed transactions through our online auction marketplaces. During the same period, the number of completed transactions increased from approximately 48,000 to 52,000, or 9.2%. The amount of gross merchandise volume transacted through our marketplaces increased $16.2 million, or 36.9%, to $60.0 million for the three months ended March 31, 2007 from $43.8 million for the three months ended March 31, 2006. We believe this increase is attributable to our investment in our sales and marketing organization, the acquisition of STR on October 16, 2006, as well as increased market acceptance by corporate sellers and professional buyers of our online marketplaces as an efficient channel to auction and purchase wholesale, surplus and salvage assets, which resulted in 160.7% growth in our commercial market place over the same period last year. In addition, our scrap contract, which generated 27.8% of our revenue and 22.9% of our gross merchandise volume for the three months ended March 31, 2007, grew 62.0% from the three months ended March 31, 2006.  The growth of our commercial and scrap businesses was partially offset by a 33.3% decrease in our surplus business from the three months ended March 31, 2006 compared to the three months ended March 31, 2007.  During the last 12 months, we also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces. Our marketing efforts resulted in an approximate 33.5% increase in registered buyers to approximately 613,000 at March 31, 2007 from approximately 459,000 at March 31, 2006.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $9.1 million, or 350.8%, to $11.7 million for the three months ended March 31, 2007 from $2.6 million for the three months ended March 31, 2006. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 23.7% for the three months ended March 31, 2007 from 7.0% for the three months ended March 31, 2006.  This increase was primarily due to an increase in merchandise we purchased for our own account and the acquisition of STR.

Profit-sharing distributions.  Profit-sharing distributions decreased $3.0 million, or 14.4%, to $17.7 million for the three months ended March 31, 2007 from $20.7 million for the three months ended March 31, 2006. As a percentage of revenue, profit-sharing distributions decreased to 36.0% for the three months ended March 31, 2007 from 55.8% for the three months ended March 31, 2006. This decrease is a result of faster growth in our commercial business, where most of our sellers have adopted our consignment model, as well as a decrease in the amount of profits we are required to pay the DoD under our surplus contract, which was modified on September 12, 2006.  A detailed discussion of the Surplus Contract modification can be found above under “Our Seller Agreements.”

Technology and operations expenses.  Technology and operations expenses increased $3.7 million, or 77.2%, to $8.4 million for the three months ended March 31, 2007 from $4.7 million for the three months ended March 31, 2006. As a percentage of revenue, these expenses increased to 17.1% for the three months ended March 31, 2007 from 12.8% for the three months ended March 31, 2006. The increase was primarily due to the addition of 141 technology and operations personnel needed to support the increased volume of transactions and merchandise discussed above for our commercial business, where we added four distribution centers over the last 12 months. The increase as a percentage of revenue is primarily the result of 45 of the 141 additional operating personnel, which were needed to support our inventory assurance program under the Surplus Contract in conjunction with the contract modification on September 12, 2006, as well as less than optimal utilization of our distribution center network, where we have invested over the last 12 months to support continued growth in our commercial business.

Sales and marketing expenses.  Sales and marketing expenses increased $1.1 million, or 53.6%, to $3.2 million for the three months ended March 31, 2007 from $2.1 million for the three months ended March 31, 2006. As a percentage of revenue, these expenses increased to 6.6% for the three months ended March 31, 2007 from 5.7% for the three months ended March 31, 2006. This increase was primarily due to our hiring of 16 additional sales and marketing personnel and $0.4 million in increased expenditures on marketing and promotional activities, the majority of which were needed to support the growth of our commercial business.

General and administrative expenses.  General and administrative expenses increased $0.8 million, or 27.5%, to $4.0 million for the three months ended March 31, 2007 from $3.2 million for the three months ended March 31, 2006. The increase was primarily due to (1) costs of $0.1 million related to additional accounting, legal, insurance, compliance and other expenses related to being a public company, (2) expenses of $0.4 million related to the adoption of Statement 123(R) and (3) costs of $0.2 million for executive and administrative staff to support our growth and the requirements of being a public company. As a percentage of revenue, these expenses decreased to 8.2% for the three months ended March 31, 2007 from 8.6% for the three months ended March 31, 2006, as a result of operating efficiencies gained from fixed costs, such as corporate staff, which were spread over a larger revenue base.

Amortization of contract intangibles.  Amortization of contract intangibles was consistent at $0.2 million for the three months ended March 31, 2007 and 2006, as a result of our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.1 million, or 81.7%, to $0.3 million for the three months ended March 31, 2007 from $0.2 million for the three months ended March 31, 2006. This increase was due primarily to additional depreciation expense resulting from the purchase of $2.0 million of property and equipment during the fiscal year ended September 30, 2006.

Interest income and expense and other income, net.  Interest income and expense and other income, net, of $0.6 million of income for the three months ended March 31, 2007 changed by $0.8 million from $0.2 million of expense for the three months ended March 31, 2006.  This change is a result of the repayment in February 2006 of the $2.4 million indebtedness associated with our senior credit facility as well as our $2.0 million subordinated note payable, following the completion of our initial public offering and investing the remaining proceeds from our initial public offering.

Provision for income tax expense.  Income tax expense increased $0.4 million, or 38.6%, to $1.7 million for the three months ended March 31, 2007 from $1.3 million for the three months ended March 31, 2006, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $0.6 million, or 28.3%, to $2.5 million for the three months ended March 31, 2007 from $1.9 million for the three months ended March 31, 2006.  This increase resulted from our growth in revenue.

Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Revenue.  Revenue increased $25.1 million, or 36.3%, to $94.4 million for the six months ended March 31, 2007 from $69.3 million for the six months ended March 31, 2006. This increase was primarily due to a 32.2% increase in the average value of our transactions resulting from product mix, lotting and merchandising strategies, and buyer demand, as well as an increase in the number of completed transactions through our online auction marketplaces. During the same period, the number of completed transactions increased from approximately 95,000 to 101,000, or 6.4%. The amount of gross merchandise volume transacted through our marketplaces increased $32.7 million, or 40.6%, to $113.2 million for the six months ended March 31, 2007 from $80.5 million for the six months ended March 31, 2006. We believe this increase is attributable to our investment in our sales and marketing organization, the acquisition of STR on October 16, 2006, as well as increased market acceptance by corporate sellers and professional buyers of our online marketplaces as an efficient channel to auction and purchase wholesale, surplus and salvage assets, which resulted in 158.7% growth in our commercial market place over the same period last year. In addition, our scrap contract, which generated 27.8% of our revenue and 23.2% of our gross merchandise volume for the six months ended March 31, 2007, grew 69.9% from the six months ended March 31, 2006. The growth of our commercial and scrap businesses was partially offset by a 22.6% decrease in our surplus business from the six months ended March 31, 2006 compared to the six months ended March 31, 2007.  During the last 12 months, we also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $15.2 million, or 306.6%, to $20.2 million for the six months ended March 31, 2007 from $5.0 million for the six months ended March 31, 2006. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 21.3% for the six months ended March 31, 2007 from 7.2% for the six months ended March 31, 2006.  This increase was primarily due to an increase in merchandise we purchased for our own account and the acquisition of STR.

Profit-sharing distributions.  Profit-sharing distributions decreased $2.4 million, or 6.2%, to $36.5 million for the six months ended March 31, 2007 from $38.9 million for the six months ended March 31, 2006. As a percentage of revenue, profit-sharing distributions decreased to 38.6% for the six months ended March 31, 2007 from 56.1% for the six months ended March 31, 2006. This decrease is a result of faster growth in our commercial business, where most of our sellers have adopted our consignment model, as well as a decrease in the amount of profits we are required to pay the DoD under our surplus contract, which was modified on September 12, 2006.  A detailed discussion of the Surplus Contract modification can be found above under “Our Seller Agreements.”

Technology and operations expenses.  Technology and operations expenses increased $7.4 million, or 84.7%, to $16.2 million for the six months ended March 31, 2007 from $8.8 million for the six months ended March 31, 2006. As a percentage of revenue, these expenses increased to 17.2% for the six months ended March 31, 2007 from 12.7% for the six months ended March 31, 2006. The increase was primarily due to the addition of 169 technology and operations personnel needed to support the increased volume of transactions and merchandise discussed above for our commercial business, where we added four distribution centers over the last 12 months. The increase as a percentage of revenue is primarily the result of 45 of the 169 additional operating personnel, which were needed to support our inventory assurance program under the Surplus Contract in conjunction with the contract modification on September 12, 2006, as well as less than optimal utilization of our distribution center network, where we have invested over the last 12 months to support continued growth in our commercial business.

Sales and marketing expenses.  Sales and marketing expenses increased $2.3 million, or 58.0%, to $6.2 million for the six months ended March 31, 2007 from $3.9 million for the six months ended March 31, 2006. As a percentage of revenue, these expenses increased to 6.6% for the six months ended March 31, 2007 from 5.6% for the six months ended March 31, 2006. This increase was primarily due to our hiring of 35 additional sales and marketing personnel and $0.8 million in increased expenditures on marketing and promotional activities, the majority of which were needed to support the growth of our commercial business.

General and administrative expenses.  General and administrative expenses increased $1.7 million, or 28.8%, to $7.5 million for the six months ended March 31, 2007 from $5.8 million for the six months ended March 31, 2006. The increase was primarily due to (1) costs of $0.5 million related to additional accounting, legal, insurance, compliance and other expenses related to being a public company, (2) expenses of $0.8 million related to the adoption of Statement 123(R) and (3) costs of $0.3 million for executive and administrative staff to support our growth and the requirements of being a public company. As a percentage of revenue, these expenses decreased to 7.9% for the six months ended March 31, 2007 from 8.4% for the six months ended March 31, 2006, as a result of operating efficiencies gained from fixed costs, such as corporate staff, which were spread over a larger revenue base.

Amortization of contract intangibles.  Amortization of contract intangibles was consistent at $0.4 million for the six months ended March 31, 2007 and 2006, as a result of our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.3 million, or 80.4%, to $0.6 million for the six months ended March 31, 2007 from $0.3 million for the six months ended March 31, 2006. This increase was due primarily to additional depreciation expense resulting from the purchase of $2.0 million of property and equipment during the fiscal year ended September 30, 2006.

Interest income and expense and other income, net.  Interest income and expense and other income, net, of $1.1 million of income for the six months ended March 31, 2007 changed by $1.7 million from $0.6 million of expense for the six months ended March 31, 2006.  This change is a result of the repayment in February 2006 of the $2.4 million indebtedness associated with our senior credit facility as well as our $2.0 million subordinated note payable, following the completion of our initial public offering and investing the remaining proceeds from our initial public offering.

Provision for income tax expense.  Income tax expense increased $1.1 million, or 46.9%, to $3.3 million for the six months ended March 31, 2007 from $2.2 million for the six months ended March 31, 2006, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $1.4 million, or 41.0%, to $4.8 million for the six months ended March 31, 2007 from $3.4 million for the six months ended March 31, 2006. As a percentage of revenue, net income increased to 5.1% for the six months ended March 31, 2007 from 4.9% for the six months ended March 31, 2006.  This increase resulted from of our growth in revenue, while leveraging our fixed expenses.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2007, we had approximately $50.0 million in cash and cash equivalents, $10.2 million in short-term investments and $12.9 million available under our $15.0 million senior credit facility.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2007 Compared to Six Months Ended March 31, 2006

Net cash provided by operating activities decreased $9.7 million to $2.9 million for the six months ended March 31, 2007 from $12.6 million for the six months ended March 31, 2006. For the six months ended March 31, 2007, net cash provided by operating activities primarily consisted of net income of $4.8 million, depreciation and amortization expense of $1.0 million, net other expenses of $0.9 million and a net increase in accounts payable, accrued expenses and other liabilities of $5.8 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $9.6 million. For the six months ended March 31, 2006, net cash provided by operating activities primarily consisted of net income of $3.4 million, depreciation and amortization expense of $0.7 million, net other expenses of $0.7 million and increase in accounts payable, accrued expenses and other liabilities of $9.5 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $1.7 million.

Net cash used in investing activities was $9.8 million for the six months ended March 31, 2007 and $9.3 million for the six months ended March 31, 2006. Net cash used in investing activities for the six months ended March 31, 2007 consisted primarily of capital expenditures of $1.7 million for purchases of equipment and leasehold improvements, and $10.2 million for the purchase of STR, offset in part by net proceeds from the sale of short-term investments of $2.1 million. Net cash used in investing activities in the six months ended March 31, 2006 consisted primarily of purchases of short-term investments of $8.4 million and capital expenditures of $0.9 million for purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $2.4 million for the six months ended March 31, 2007 and $39.6 million for the six months ended March 31, 2006. . Net cash provided by financing activities in the six months ended March 31, 2007 consisted primarily of net proceeds from our follow on public stock offering of $1.3 million and proceeds from the exercise of common stock options including the tax benefit of $1.2 million, offset in part by the repayment of notes payable and lease obligations of $0.1 million. Net cash provided by financing activities in the six months ended March 31, 2006 consisted primarily of net proceeds from our initial public offering of $44.0 million offset in part by the repayment of debt of $4.4 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $2.0 million to $2.5 million in the fiscal year ending September 30, 2007. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three- and six-months ended March 31, 2007 were $0.9 million and $1.7 million, respectively. As of March 31, 2007, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $15.0 million senior credit facility due March 2008. The senior credit facility bears an annual interest rate of LIBOR plus 1.5%. As of March 31, 2007, we had no outstanding indebtedness under our senior credit facility. As of March 31, 2007, our borrowing availability under our senior credit facility was $12.9 million due to issued Letters of Credit for $2.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2007, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of March 31, 2007 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of March 31, 2007, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2007 Annual Meeting of Stockholders of Liquidity Services, Inc. was held on February 15, 2007.

The stockholders voted on proposals (1) to elect two Class I directors and (2) to ratify the Audit Committee’s selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

Both nominees for election to the Board as Class I directors were elected to serve until the Annual Meeting of Stockholders in 2010 or until their respective successors have been duly elected and qualified, or until the earlier of the director’s death, resignation or retirement.  The stockholders also ratified the selection by the Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007.

The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Election of Directors

Nominee	For	Withheld
William P. Angrick, III	25,321,841	362,001
F. David Fowler	25,672,377	11,465

Ratification of Appointment	For	Against	Abstain
Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending September 30, 2007	25,675,447	8,220	0

Item 6. Exhibits.

Exhibit No.	Description
10.1

Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 9, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2007.

10.2

Amendment to Executive Employment Agreement between the Company and Jaime Mateus-Tique, dated January 9, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2007.

10.3

Amendment to Executive Employment Agreement between the Company and James E. Williams, dated January 9, 2007, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 16, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2007.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer