Form 10-K
period 2007-09-30
LIQUIDITY SERVICES INC
filed 2007-12-07
CIK 1235468

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to

Commission file number 0-51813

LIQUIDITY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2209244 (I.R.S. Employer Identification No.)
1920 L Street, N.W., 6th Floor, Washington, D.C. (Address of Principal Executive Offices)	20036 (Zip Code)

(202) 467-6868
(Registrant's Telephone Number, Including Area Code)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐                Accelerated filer ☒                Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 30, 2007 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $251,471,000.

        The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of December 7, 2007 was 27,947,198.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Proxy Statement relating to its 2008 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

INDEX

TABLE OF CONTENTS

        Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

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

        We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2007, the number of registered buyers grew from approximately 524,000 to approximately 685,000, or 30.7%. During the past three fiscal years, we have conducted over 578,000 online transactions generating approximately $509 million in gross merchandise volume. Approximately 85% of our initial listings have resulted in a completed cash sale during the past three fiscal years.

        In the fiscal year ended September 30, 2007, we generated revenue of $198.6 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our revenue has grown at a compound annual growth rate of approximately 34% since fiscal year 2003. Additionally, we have been profitable and cash flow positive for each quarter since the fourth quarter of fiscal year 2002.

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

Our Solution

        Our solution is comprised of our online auction marketplaces, value-added services and our wholesale search and advertising portal. Our marketplaces and services are designed to provide sellers with a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of these surplus assets while providing buyers with confidence in the goods they purchase. We provide sellers access to a liquid marketplace with thousands of professional buyers. Through our relationships with sellers, we provide buyers convenient access to a substantial and continuous flow of wholesale, surplus and salvage assets. We provide buyers with products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and large individual items. Our solution combines centralized marketplaces with a full suite of integrated sales, marketing, merchandising, fulfillment, payment collection, dispute mediation and logistics services. We provide sellers a convenient method of remarketing wholesale, surplus and salvage assets, including preparation of sales information, optional warehousing of goods, settlement and transaction reporting. For any given asset, buyers have access in a centralized location to a detailed product description, product manifest, digital images of a product, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location.

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents. As of September 30, 2007, we had aggregated approximately 685,000 registered buyers in our marketplaces. Aggregating this level of buyer demand enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2007 we had approximately 1,115,000 auction participants in our online auctions from our registered buyers. During fiscal year 2007, we grew our registered buyer base by 30.7% or approximately 161,000. As buyers continue to discover and use our online trading platform as an effective method to source assets, we believe our marketplaces become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Flexible and aligned transaction model

        We offer three primary transaction models to our sellers, consignment, profit-sharing and purchase. Under these models, our compensation is derived from either the gross or net proceeds received from cash sales. Our consignment and profit-sharing arrangements are designed to maximize returns for us and our sellers by aligning our economic interests.

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

Increase penetration of existing sellers

        We intend to increase our sales by increasing business with our existing sellers. For many of our sellers, we currently handle only a small portion of the available supply of these assets. In recent years, we have developed relationships with large corporations and government agencies that offer significant growth opportunities by increasing our share of their supply of surplus assets. For example, on behalf of the U.S. Department of Defense, we initially handled sales of its surplus personal property classified as "useable" in the United States and have expanded this relationship to include additional locations and property classifications, such as "useable" surplus property in Germany, as well as "scrap" property in the United States.

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

Acquire complementary businesses

        We intend to increase our share of the supply of wholesale, surplus and salvage goods sold by expanding our operations geographically and across new complementary markets. To support this growth, we intend to continue our disciplined and targeted acquisition strategy. Our approach focuses on identifying target companies that will offer us new or complementary areas of expertise, technology advancements, client bases and geographic territories, such as the STR acquisition which we completed on October 16, 2006. In considering each acquisition scenario, we evaluate the merits of the individual opportunity and determine whether to employ a "buy" or "build" strategy.

Our Marketplaces

        Our online auction marketplaces serve as an efficient and convenient method for the sale of wholesale, surplus and salvage assets. Through our online auction sites, sellers and professional buyers come together to transact for goods sold "as-is, where-is," generally without the discretionary right to return the merchandise. Items sold in our marketplaces range from new, used, salvage and scrap materials. We operate the following online marketplaces:

  •
  Our www.liquidation.com marketplace enables corporations and selected government agencies located in the United States to sell wholesale, surplus and salvage assets. This marketplace and our related services are designed to meet the needs of clients selling to domestic and international buyers, including buyer qualification, brand and channel relationships protection, and shipping and logistics management.

  •
  Our www.govliquidation.com marketplace enables selected federal government agencies to sell surplus and scrap assets. In addition to goods sold on behalf of other federal agencies, the surplus and scrap assets we sell as the exclusive contractor of the Defense Reutilization and Marketing Service of the U.S. Department of Defense are sold in this marketplace. To satisfy the requirements of U.S. federal government agency sellers, this marketplace incorporates additional terms and conditions of sale, such as U.S. Trade Security Controls clearance for the sale of export-controlled property.

  •
  Our www.liquibiz.com marketplace enables European-based corporations and government agencies, including the U.K. Ministry of Defense and the U.S. Department of Defense in Germany, to sell goods to European and other international buyers. While all of our marketplaces reach a global buyer base, we recognize that high shipping costs can impact the amount a buyer is willing to bid for goods. As a result, we created this marketplace to geographically align European sellers and buyers. We intend to further expand our operations in Europe through our existing facilities in the United Kingdom and Germany.

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

  •
  Sales and marketing.  Sales and marketing efforts encompass all of the services necessary to prepare merchandise for a successful auction and include the following:

  •
  Marketing and promotion—we use a variety of both online and traditional marketing methods to promote our sellers' merchandise and generate interest in each auction.

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

  •
  Delabeling—we can remove labels and product markings from merchandise prior to sale to protect sellers' brand equity and distribution relationships.

  •
  Outbound fulfillment—we can arrange for domestic or international shipping for all merchandise, whether located in one of our distribution centers or at a seller's facility.

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

  •
  Transaction tracking and reporting—we enable sellers to track and monitor the status of their transactions throughout the sales process. We provide a range of comprehensive reporting services to sellers upon the completion of a transaction. Our invoicing and reporting tools can be integrated with the seller's information system, providing a more efficient flow of data.

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

Buyer services.    Many of the services we provide to sellers also benefit buyers by providing them with the information necessary to make a more informed bid and to receive the goods they purchased. Our buyer focused services include the following:

    •
    Intelligent alerts—we automatically notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to generate automated notifications whenever we identify a product that fits a buyer's registered preference, when auctions are nearing conclusion and based on various other parameters.

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
• Newsletter advertising

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller accounts. As of September 30, 2007, we had 66 sales and 19 marketing personnel. Our sales activities are focused primarily on acquiring new sellers, and our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

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

  •
  Buyer participation.  We use a variety of tools to increase buyer participation, including: targeted opt-in e-mail newsletters that rely on the buyer's stated categories of interest and past bidding or transaction activity; special e-mail alerts highlighting specific products of interest; convenient search tools that enable a buyer or prospective buyer to find desired items on our online marketplaces; and saved search agents that automatically alert registered buyers when items of interest are added to our marketplaces.

  •
  Market research.  In order to better target buyers by industry segment, geographic location or other criteria, our marketing department has gathered data and information from each of the buyer segments we serve. In addition, the marketing department conducts regular surveys to better understand buyers' behavior and needs. We have a privacy policy and have implemented security measures to protect this information.

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

        We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted in a physically and network-secure environment at data centers in Ashburn, Virginia, which is managed by Equinix, Inc., and in Phoenix, Arizona, which is managed by Limelight Networks, Inc. Every critical piece of our application is fully redundant, and we maintain off-site back-up systems as well as a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our online marketplaces.

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
  auction websites such as eBay and uBid;

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

Our Contracts with the U.S. Department of Defense

        We are the exclusive contractor with the Defense Reutilization and Marketing Service, or DRMS, for the sale of surplus and scrap assets of the U.S. Department of Defense, or DoD, in the United States. This relationship provides a significant supply of goods that we offer to our buyer base through our online marketplace www.govliquidation.com. In support of these contracts, we provide services in over 1 million square feet of military warehouse space at over 150 military bases throughout the United States.

        We have two material contracts with DoD under which we acquire, manage and sell government property. The largest contract was awarded in June 2001 and relates to usable surplus property of DoD turned in to DRMS and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, equipment, aircraft parts, clothing and textiles. The second contract was awarded in June 2005 and relates to substantially all scrap property of DoD turned into the DRMS, such as metals, alloys, and building materials. Property sold under the contracts is "demilitarized" prior to sale and does not include weapons or hazardous materials.

        The surplus contract expires in June 2008 and accounted for 87.5%, 56.6% and 33.9% of our revenue and 76.5%, 48.3% and 28.8% of our gross merchandise volume for the fiscal years ended September 30, 2005, 2006 and 2007, respectively. The scrap contract expires in August 2012, subject to the DoD's right to extend for three additional one-year terms. We began operating under the scrap contract in August 2005, and it accounted for 0.4%, 26.5% and 27.6% of our revenue and for 0.3%, 22.6% and 23.5% of our gross merchandise volume for fiscal years 2005, 2006 and 2007, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

        Under the surplus property contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the Surplus Contract and the DoD was entitled to receive 72.5%. Since November 30, 2006, we have been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implement under the contract modification. On June 1, 2007, we agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the Surplus Contract by 1%.

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

        The contracts require us to satisfy export control and other regulatory requirements in connection with sales. Specifically, for specified categories of property sold under the contracts that are subject to export controls, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer's business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items. Applicable export controls include the Export Administration Regulations enforced by the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce, and the International Traffic In Arms Regulations enforced by the Directorate of Defense Trade Controls ("DDTC") of the U.S. Department of State. Our collection, settlement tools and procedures are designed so that transactions for these categories of property cannot be completed until we receive a completed end-use certificate and confirmation of the buyer's trade security controls clearance. In addition, we do not combine export-controlled property into auction lots with property not subject to export controls.

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

Government Regulation

        We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. Furthermore, the growth and demand for online commerce has and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. Many jurisdictions also regulate "auctions" and "auctioneers" and may regulate online auction services.

These consumer protection laws and regulations could result in substantial compliance costs and could interfere with the conduct of our business.

        In many states, there is currently great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, auctions and auctioneering, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. New legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could result in significant additional taxes or regulatory restrictions on our business. These potential restrictions could have an adverse effect on our cash flows and results of operations. Furthermore, there is a possibility that we may be subject to significant fines or other payments for any past failures to comply with these requirements.

        In connection with our contracts with the U.S. federal government, the U.S. federal government has the right to audit and review our performance on our government contracts, as well as our compliance with applicable laws and regulations. In addition, we sell merchandise under our government contracts, such as scientific instruments, information technology equipment and aircraft parts, that is subject to further government regulations, some of which may require us to obtain an export license in certain circumstances or an end-use certificate from the buyer. In the United States, the sales of this type of merchandise is further regulated by, among others, the U.S. Export Administration Regulations, International Traffic in Arms and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control Regulations. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, denial of export privileges, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. See "Risk Factors—Unfavorable findings resulting from a government investigation or audit could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results."

Intellectual Property

        We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.liquibiz.com and www.goWholesale.com. We pursue the registration of our trademarks in the U.S. and internationally. We are pursuing patent protection and registration of several of our trademarks. Effective patent, copyright, trademarks, trade secret and domain name protection is expensive to maintain and may require litigation to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions.

        We rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely effect our business, financial condition, results of operations and cash flows.

        We do not believe that our business, sales policies or technologies infringe the proprietary rights of third parties. However, third parties have in the past and may in the future claim that our business, sales policies or technologies infringe their rights. We expect that participants in the e-commerce market will be increasingly subject to infringement claims as the number of services and competitors in the industry grows. Any such claim, with or without merit, could be time consuming, result in costly litigation or an injunction or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all or may be prohibited by an injunction. As a result, any such claim of infringement against us could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

Employees

        As of September 30, 2007, we had 553 U.S. employees, including 76 in sales and marketing, 28 in technology, 23 in customer service, 364 in operations and 62 in finance and administration. In addition, as of that date, we had 36 international employees (located primarily in the United Kingdom and Germany), including 9 in sales and marketing, 3 in customer service, 19 in operations and 5 in finance and administration.

        We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement or by a union.

Available Information

        The address of our website is www.liquidityservicesinc.com.

Cautionary Note Regarding Forward-Looking Statements

        This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to those listed in Part I, Item 1A ("Risk Factors") and in our other filings with the Securities and Exchange Commission from time to time. You can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We depend on contracts with the U.S. Department of Defense for a significant portion of our revenue, and if our relationship with this customer is disrupted, we would experience a significant decrease in revenue and income.

        We have two material contracts with the Defense Reutilization and Marketing Service, or DRMS, under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The surplus contract accounted for 87.5%, 56.6% and 33.9% of our revenue and 76.5%, 48.3% and 28.8% of our gross merchandise volume for the fiscal years ended September 30, 2005, 2006 and 2007, respectively. We began to operate under the scrap contract in August 2005 and it accounted for 0.4%, 26.5% and 27.6% of our revenue and for 0.3%, 22.6% and 23.5% of our gross merchandise volume in fiscal year 2005, 2006 and 2007, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and gross merchandise volume during their respective terms. The surplus contract expires in June 2008. The scrap contract has a seven-year base term that expires in August 2012, subject to DoD's right to extend for three additional one-year terms. The contracts were awarded by DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

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

        In the past, the Government Accountability Office (GAO) has cited weaknesses in DoD excess inventory control procedures and lax security at selected DoD facilities with respect to surplus property. In July 2006, the GAO asserted that we failed to verify the appropriate DoD regulatory classifications for certain items we sold and, as a result, we sold items we should have instead returned to the DoD. We do not believe that we have a contractual responsibility under our DoD contracts to assign these classifications; we believe that the DoD has the contractual obligation to assign these classifications. In July 2006, the GAO also identified buyers that collectively purchased sensitive military items and stated that the GAO was referring these sales to federal law enforcement agencies for investigation. These buyers may have acquired these sensitive military items from us. It is possible that other government and law enforcement agencies may also investigate these sales, our company and our activities under our DoD contracts. If an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. We could also suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not these allegations have merit. If we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

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
  auction websites such as eBay and uBid;

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

  •
  changes in the conditions and economic prospects of the e-commerce industry or the economy generally, which could alter current or prospective buyers' and sellers' priorities;

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

        Our business depends, to a large degree, on effective customer service and distribution center operations. We currently staff DoD warehouse distribution space, for which we do not incur leasing costs, as well as leased commercial warehouse distribution space. These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements or occupancy arrangements in the case of government provided facilities, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters or other events. In addition, space provided to us by

DoD could be re-configured or reduced as a result of DoD's Base Realignment and Closure initiative or other infrastructure reduction initiatives.

If our transaction models are not accepted by our clients or alternative transaction models are developed, we could lose clients and our revenue and our profitability could decline.

        Our services are offered to sellers using the following three primary transaction models:

  •
  consignment (in which we charge the seller a commission);

  •
  profit-sharing (in which we purchase merchandise from sellers and share profits); and

  •
  purchase (in which we purchase merchandise from sellers and, in some cases, share a portion of the profits with the seller after we have received an adequate return on our investment).

        We also collect a buyer's premium, or a commission paid by the buyer, on substantially all completed transactions It is possible that new transaction models that are not compatible with our business model or our marketplaces may be developed and gain widespread acceptance. Alternative transaction models could cause our revenue and margins to decline. In addition, if current and potential customers do not recognize the benefits of our transaction models, activity in our marketplaces may decline or develop more slowly than we expect, which may limit our ability to grow our revenue or cause our revenue to decline.

If we fail to accurately predict our ability to sell merchandise in which we take inventory risk and credit risk, our margins may decline as a result of lower sale prices from such merchandise.

        Under our profit-sharing and purchase model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we sell on our websites are characterized by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not receive warranties on the goods we purchase and, as a result, we have to resell or dispose of any returned goods. Historically, the number of disposed goods (which includes returned goods that we have not resold) has been less than 2% of the goods we have purchased.

        To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may miscalculate buyer demand and overpay for the acquired merchandise. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. For example, under our DoD surplus contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. When we resell property under the contract, historically we were entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) and DoD was entitled to approximately 80% of the profits for distributions. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract. Since November 30, 2006, the Company has been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implements under the contract modification. On June 1, 2007, the Company agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company's share of net proceeds under the Surplus Contract by 1%. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution for the Scrap Contract, from

20% to 23% effective June 1, 2007, in exchange for the Company's agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. Historically, the cost of inventory has been approximately 5% of the gross merchandise volume under our profit-sharing model. Occasionally, we are not able to sell our inventory for amounts above its cost and we may incur a loss. As we grow our business, we may choose to increase the amount of merchandise we purchase directly from sellers, thus resulting in increased inventory levels and related risk. Any such increase would require the use of additional working capital and subject us to the additional risk of incurring losses on the sale of that inventory.

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

        Our future success is substantially dependent on the continued service of our senior management, particularly William P. Angrick, III, our chief executive officer and Jaime Mateus-Tique, our chief operating officer. We do not have key-person insurance on any of our officers or employees. The loss of any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to successfully operate our business and achieve our business goals.

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

        We have begun expanding internationally, and in the future we may do so more aggressively. For the fiscal year ended September 30, 2007, international operations accounted for less than 5% of our revenue. International operations subject us to additional risks and challenges, including:

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

        In the future, we may acquire other businesses, products and technologies to complement our current business. We may not be able to identify, negotiate, finance, complete or integrate any future acquisition successfully. Acquisitions involve a number of risks, including possible adverse effects on our operating results, diversion of management's attention, inability to retain key employees of the acquired business and risks associated with unanticipated events or liabilities, some or all of which could disrupt our business and reduce the likelihood that we will receive the anticipated benefits of the acquisition in the amount or the time frame that we expect.

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

        Many states and other jurisdictions have regulations governing the conduct of traditional "auctions" and the liability of traditional "auctioneers" in conducting auctions, which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items, or otherwise adversely affect our financial condition or operating results.

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

        We sell merchandise, such as scientific instruments, information technology equipment and aircraft parts, that is subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control Regulations. These restrictions prohibit us from, among other things, selling property to (1) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (2) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. In addition, for specified categories of property sold under our contracts with the DoD, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer's business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items.

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

Our business may be harmed if third parties misappropriate our clients' confidential information.

        We retain highly confidential information on behalf of our clients in our systems and databases. Although we maintain security features in our systems, our operations may be susceptible to hacker interception, break-ins and other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. These issues are likely to become more difficult as we expand our operations. If any compromise of our security were to occur, we may lose clients and our reputation, business, financial condition and operating results could be harmed by the misappropriation of confidential client information. In addition, if there is any perception that we cannot protect our clients' confidential information, we may lose the ability to attract new clients and our revenue could decline.

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

        In October 2007, the federal government extended until November 2014 a ban on state and local governments' imposition of new taxes on Internet access or electronic commerce transactions. This ban does not prohibit federal, state or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. Unless the ban is further extended, state and local governments may begin to levy additional taxes on Internet access and electronic commerce transactions upon the legislation's expiration. An increase in taxes may make electronic commerce transactions less attractive for merchants and businesses, which could result in a decrease in the level of demand for our services.

        Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives resulted in a reversal of the Supreme Court's current position, we could be required to collect sales and use taxes in states other than states in which we currently pay such taxes. A successful assertion by one or more local, state or foreign jurisdictions that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and increase our costs of doing business. To the extent that we pass such costs on to our clients, could harm our business and decrease our revenue.

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

        Volatility in the market price of shares may prevent investors from being able to sell their shares of common stock at prices they view as attractive. In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management's attention and resources.

Our costs have increased significantly over our prior two fiscal years as a result of operating as a public company.

        We have only been operating as a public company since February 2006. As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. These expenses are associated with our public company reporting requirements and corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the SEC, the Public Company Accounting Oversight Board and The Nasdaq Stock Market, or NASDAQ. We expect these rules and regulations to continue to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We cannot predict or estimate the amount of additional costs we may incur as a public company or the timing of such costs.

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

We have limited experience complying with public company obligations, including Section 404 of the Sarbanes-Oxley Act of 2002.

        As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the SEC has adopted rules requiring public companies to include a report of management on the company's internal controls over financial reporting in their annual reports on Form 10-K. In addition, the public accounting firm auditing a public company's financial statements must attest to and report on the effectiveness of the company's internal controls over financial reporting. We currently do not have an internal audit group, and we will need to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Also, in the future we may discover areas of our internal controls that need improvement. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in future year ends as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, NASDAQ or other regulatory authorities.

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

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        We do not own any real property. We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C.	13,000	January 31, 2013
Administrative	Washington, D.C.	9,300	September 30, 2011
Warehouse	Cranbury, New Jersey	49,000	December 31, 2009
Warehouse	North Las Vegas, Nevada	54,000	January 31, 2009
Warehouse	Dallas, Texas	81,000	July 31, 2011
Warehouse	Plainfield, Indiana	94,000	July 31, 2011
Warehouse	Fullerton, California	117,000	Two-thirds of the space will expire on August 31, 2009 and the remaining one-third will expire on July 10, 2011
Warehouse	Sacramento, California	21,000	May 31, 2010
Warehouse	Stafford, England	84,000	Half the space will expire on November 30, 2010, and the remaining half will expire on August 31, 2011
Headquarters for UK	Chippenham, England	1,863	November 30, 2010
Warehouse	Schwaig, Germany	36,000	Short-term or month to month basis
Headquarters for DoD	Scottsdale, Arizona	11,000	September 30, 2008.

        Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc., and in Phoenix, Arizona, which is managed by Limelight Networks, Inc.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended September 30, 2007.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock

        Our common stock has been traded on The NASDAQ Stock Market under the symbol LQDT since February 23, 2006. The following table sets forth the intra-day high and low per share bid price of our common stock as reported by The NASDAQ Stock Market for the periods indicated.

Fiscal year ended September 30, 2006	Low	High
First Quarter	N/A	N/A
Second Quarter	$10.00	$13.70
Third Quarter	$12.24	$19.95
Fourth Quarter	$8.66	$17.11
Fiscal year ended September 30, 2007
First Quarter	$13.35	$21.50
Second Quarter	$16.61	$24.23
Third Quarter	$16.49	$22.00
Fourth Quarter	$10.84	$19.17

        As of December 7, 2007, there were approximately 4,200 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Issuer Purchases of Equity Securities

        We did not repurchase any of our equity securities during the fiscal year ended September 30, 2007.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2005, 2006 and 2007 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2003 and 2004, and the consolidated balance sheet data as of September 30, 2003, 2004 and 2005 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year ended September 30,
	2003	2004	2005	2006	2007
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$60,719	$75,869	$89,415	$147,813	$198,620
Costs and expenses:
Cost of goods sold (excluding amortization)	4,481	5,743	6,288	12,160	47,043
Profit-sharing distributions	30,427	39,718	48,952	80,253	69,638
Technology and operations	10,358	12,814	14,696	20,081	33,417
Sales and marketing	3,798	4,586	5,503	8,861	13,203
General and administrative	5,810	6,046	7,397	12,073	16,901
Amortization of contract intangibles	1,862	—	135	813	813
Depreciation and amortization	465	531	586	727	1,302

Total costs and expenses	57,201	69,438	83,557	134,968	182,317

Income from operations	3,518	6,431	5,858	12,845	16,303
Interest income (expense) and other income, net	(391)	(621)	(570)	430	2,176

Income before provision for income taxes	3,127	5,810	5,288	13,275	18,479
Provision for income taxes	(351)	(541)	(1,166)	(5,294)	(7,460)

Net income	$2,776	$5,269	$4,122	$7,981	$11,019

Basic earnings per common share	$0.19	$0.31	$0.22	$0.33	$0.40

Basic weighted average shares outstanding	14,428,121	16,865,313	19,038,464	24,080,780	27,768,679

Diluted earnings per common share	$0.17	$0.29	$0.18	$0.31	$0.39

Diluted weighted average shares outstanding	16,124,927	18,280,366	22,598,519	26,087,809	28,146,923

Non-GAAP Financial Measures:
EBITDA(1)	$5,845	$6,962	$6,579	$14,385	$18,418
Adjusted EBITDA(1)	3,750	6,115	6,666	15,008	20,361
Adjusted profit-sharing distributions(2)	32,522	40,650	48,952	80,253	69,638
Adjusted net income(2)	$681	$4,337	$4,122	$7,981	$11,019
Supplemental Operating Data:
Gross merchandise volume(3)	$72,305	$89,104	$102,210	$173,090	$233,579
Completed transactions(4)	123,000	141,000	173,000	194,000	212,000
Total registered buyers(5)	150,000	264,000	386,000	524,000	685,000
Total auction participants(6)	552,000	671,000	848,000	993,000	1,115,000

	As of September 30,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,450	$12,178	$10,378	$66,648	$61,609
Working capital(7)	3,780	7,021	4,154	54,082	61,762
Total assets	13,715	17,711	26,013	88,038	111,142
Total liabilities	9,984	10,333	14,596	22,286	29,108
Redeemable common stock(8)	—	324	474	—	—
Series C preferred stock	—	3	3	—	—
Common stock	16	19	19	27	28
Total stockholders' equity	3,731	7,054	10,943	65,752	82,034

(1)
EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest expense (income) and other income, net; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for: (a) stock based compensation expense; and (b) a portion of the SurplusBid.com acquisition payments, as described below under footnote 2. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

(2)
In June 2001, we acquired certain assets and assumed certain liabilities of SurplusBid.com, Inc. and its affiliates for $7.5 million, including SurplusBid.com's surplus contract with the DoD. The SurplusBid.com acquisition price was paid over 33 months in accordance with the terms of the purchase agreement. At the same time, we were awarded our current surplus contract with the DoD. Our surplus contract required monthly profit-sharing distributions to the DoD under the contract to be reduced by the amount of the monthly SurplusBid.com acquisition payments. This resulted in a temporary non-recurring reduction in our profit-sharing distributions to the DoD and a significant increase in our net income during the 33 month period from June 2001 to March 2004. The total amount of the SurplusBid.com acquisition payment was recorded as a note payable in our consolidated balance sheet in fiscal 2001, discounted to a present value of approximately $6.5 million. The discount of approximately $1 million was accreted as interest expense over the term of the acquisition payments.

  As a result, we present two supplemental non-GAAP financial measures, adjusted profit-sharing distributions and adjusted net income, to eliminate the impact of the SurplusBid.com acquisition payments on our operating results. These measures are prepared by increasing the profit-sharing distributions line item in our statements of operations by DoD's portion of the principal payments on the SurplusBid.com note payable made during each period (i.e., approximately 80% of the principal payments). We do not add back the accreted interest portion of the SurplusBid.com acquisition payments when adjusting distributions and net income because the accreted interest is already included in interest expense and other income in our consolidated statements of operations. We believe adjusted profit-sharing distributions and adjusted net income are useful to investors because they eliminate an item that we do not consider indicative of our core operating performance due to its temporary, non-recurring nature. We also believe it is important to provide investors with the same metrics used by management to measure core operating performance.

  The table below reconciles profit-sharing distributions and net income to such item's adjusted presentation for the periods presented.

	Year ended September 30,
	2003	2004	2005(a)	2006(a)	2007(a)
	(in thousands)
Profit-sharing distributions	$30,427	$39,718	$48,952	$80,253	$69,638
Adjustment	2,095	932	—	—	—

Adjusted profit-sharing distributions	$32,522	$40,650	$48,952	$80,253	$69,638

Net income	$2,776	$5,269	$4,122	$7,981	$11,019
Adjustment	(2,095)	(932)	—	—	—

Adjusted net income	$681	$4,337	$4,122	$7,981	$11,019

    (a)
    The final SurplusBid.com acquisition payment was made in March 2004 and therefore no adjustments relating to this payment were made in fiscal years 2005, 2006 and 2007.

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

        We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

  •
  The amortization of contract intangibles relates to the amortization of SurplusBid.com's surplus contract with the DoD during fiscal years 2001 to 2003, and amortization of the scrap contract beginning in June 2005. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

  •
  During July 2001, we modified the exercise price of 3,402,794 stock options issued to employees. As a result, we are accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited or expire unexercised using variable accounting. Under variable accounting, we revalue compensation costs for the stock options at each reporting period based on changes in the intrinsic value of the stock options. We recorded approximately $85,000, $87,000, $7,000 and $1,000, respectively, in stock compensation expenses based on vesting of the fair value of the options for the years ended September 30, 2004, 2005, 2006 and 2007. We will continue to revalue compensation costs for the options based on changes in the fair value of our common stock in future periods. We believe that it is useful to exclude this expense because it results from a one-time event that requires us to record expense that we are not otherwise required to record in connection with new stock options granted during the same time period. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted the provisions of Statement 123(R), were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. We recorded approximately $616,000 and $1,942,000 in stock compensation expenses based on the adoption of Statement 123(R) for the years ended September 30, 2006 and 2007. As a result, we present a financial measure that adjusts net income and EBITDA for the stock compensation expense.

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

        The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Year ended September 30,
	2003	2004	2005	2006	2007
	(in thousands)
Net income	$2,776	$5,269	$4,122	$7,981	$11,019
Interest expense (income) and other income, net	391	621	570	(430)	(2,176)
Provision for income taxes	351	541	1,166	5,294	7,460
Amortization of contract intangibles	1,862	—	135	813	813
Depreciation and amortization	465	531	586	727	1,302

EBITDA	5,845	6,962	6,579	14,385	18,418
Stock compensation expense	—	85	87	623	1,943
Adjustment(1)	(2,095)	(932)	—	—	—

Adjusted EBITDA	$3,750	$6,115	$6,666	$15,008	$20,361

(1)
The adjustment amount for each period equals approximately 80% of the principal payments on the SurplusBid.com note payable made during each period, as described above in footnote 2. No payments were made in fiscal years 2005, 2006, and 2007.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with our consolidated financial statements and related notes and the information contained under the caption "Selected Consolidated Financial Data" contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could vary materially from those indicated, implied, or suggested by these forward-looking statements as a result of many factors, including those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.

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

        We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2007, the number of registered buyers grew from approximately 524,000 to approximately 685,000, or 30.7%. During the past three fiscal years, we have conducted over 578,000 online transactions generating approximately $509 million in gross merchandise volume. Approximately 85% of our initial listings have resulted in a completed cash sale during the past three fiscal years.

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

STR acquisition.    We completed the acquisition of the wholesale business of STR for approximately $9.9 million in cash on October 16, 2006. STR is a California-based remarketer of reverse supply chain merchandise, including retail customer returns, overstocks, shelf pulls, and seasonal merchandise, to wholesale buyers. The acquisition of STR strengthens our core business by adding long-standing relationships with traditional discount store chain buyers as well as Fortune 500 commercial sellers. The acquisition also expanded our distribution center network, with the addition of STR's approximately 117,000 square foot leased distribution center in Fullerton, California, a suburb of Los Angeles, as well as 21,000 square feet facility in Sacramento, California, which we believe will provide efficiencies for both domestic and international buyers and sellers.

Recent initiatives.    On March 13, 2007, we sold 100,000 shares of our common stock in a follow-on offering at $18.00 per share. Aggregate net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and issuance costs, were approximately $1.1 million. In the follow-on offering, including the partial exercise of the over-allotment option granted to the underwriters, the selling stockholders sold an aggregate of 3,662,400 shares of common stock held by them. We did not receive any proceeds from the sale of shares by the selling stockholders.

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

        On June 1, 2007, we agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to DRMS for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the Surplus Contract by 1%. The Surplus Contract, in accordance with the contract modification on September 12, 2006, includes a performance incentive that allows us to receive up to 30.5% of the profit-sharing distribution. This incentive will be measured quarterly beginning in fiscal year 2008. This performance incentive was recognized for the period earned during fiscal year 2007, which began December 1, 2006. For the fiscal year 2007 measurement period, we received a performance payment of approximately $1,500,000, in the quarter ended September 30, 2007.

Our revenue.    We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 87.9%, 83.1% and 61.5% of our total revenue for the fiscal years ended September 30, 2005, 2006 and 2007, respectively. The merchandise sold under our profit-sharing model accounted for approximately 76.8%, 70.9% and 52.3% of our gross merchandise volume, or GMV, for the fiscal years ended September 30, 2005, 2006 and 2007, respectively.

  •
  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 5.2%, 7.2% and 7.3% of our total revenue for the fiscal years ended September 30, 2005, 2006 and 2007, respectively. The merchandise sold under our consignment model accounted for approximately 18.5%, 22.4% and 22.4% of our GMV for the fiscal years ended September 30, 2005, 2006 and 2007, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 1.4%, 3.0% and 25.4% of our total revenue for the fiscal years ended September 30, 2005, 2006 and 2007, respectively. The merchandise sold under our purchase model accounted for approximately 1.3%, 2.6% and 21.6% of our gross merchandise volume, or GMV, for the fiscal years ended September 30, 2005, 2006 and 2007, respectively.

        We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

        In fiscal years 2005, 2006 and 2007, we generated approximately 2% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.    We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus contract.  In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. In connection with the award of this surplus contract, we agreed to acquire SurplusBid.com, Inc. and its wholly owned subsidiary Levy Latham Global, LLC, the holder of the predecessor DoD surplus agreement, the Commercial Venture One or CV1 contract. Revenue from our surplus contract (including buyer premiums) accounted for approximately 87.5%, 56.6% and 33.9% of our total revenue for the fiscal years ended September 30, 2005, 2006 and 2007, respectively. The property sold under our surplus contract accounted for approximately 76.5%, 48.3% and 28.8% of our GMV for the fiscal years ended September 30, 2005, 2006 and 2007, respectively. The surplus contract expires in June 2008.

  •
  Scrap contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. The contract accounted for 0.4%, 26.5% and 27.6% of our revenue and 0.3%, 22.6% and 23.5% of our GMV for the fiscal years ended September 30, 2005, 2006 and 2007, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the scrap contract. The contract expires in June 2012, subject to DoD's right to extend it for three additional one-year terms.

        Under the surplus property contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the Surplus Contract and the DoD was entitled to receive 72.5%. Since November 30, 2006, we have been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implement under the contract modification. On June 1, 2007, we agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the Surplus Contract by 1%.

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

        In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated approximately 1% of our revenue in fiscal years 2006 and 2007. This contract expires in January 2009.

Our UK MoD agreement.    In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 4% of our revenue in fiscal years 2005, 2006 and 2007. This contract expires in July 2008, subject to the Ministry's right to extend the contract for two additional one-year terms.

Our commercial agreements.    During fiscal year 2007, we had over 360 corporate clients who each sold in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2007 totaled $233.6 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2007, we completed approximately 212,000 transactions.

Total registered buyers.    We grow our buyer base through a combination of marketing and promotional efforts. A person becomes a registered buyer by completing an online registration process on one of our marketplaces. As part of this process, we collect business and personal information, including name, title, company name, business address and contact information, and information on how the person intends to use our marketplaces. Each prospective buyer must also accept our terms and conditions of use. Following the completion of the online registration process, we verify each prospective buyer's e-mail address and confirm that the person is not listed on any banned persons list maintained internally or by the U.S. federal government. After the verification process, which is completed generally within 24 hours, the registration is approved and activated and the prospective buyer is added to our registered buyer list.

        Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2007, we had approximately 685,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2007, approximately 1,115,000 total auction participants participated in auctions on our marketplaces.

Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. A "critical accounting estimate" is one which is both important to the portrayal of our financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We continuously evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Revenue is also evaluated in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which we are deemed to be the primary obligor, bear physical and general inventory risk, and credit risk, we recognize as revenue the gross proceeds from the sale, including buyer's premiums. Arrangements in which we act as an agent or broker on a consignment basis, without taking general or physical inventory risk, revenue is recognized based on the sales commissions that are paid to us by the sellers for utilizing our services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to us upon completion of the transaction.

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

  •
  We have general inventory risk.

  •
  We take title to the inventory upon paying the amount set forth in the contract with the supplier. Such amount is generally a percentage of the supplier's original acquisition cost and varies depending on the type of the inventory purchased.

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

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $16.0 million at September 30, 2007. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

Income taxes.    We account for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. A valuation allowance is provided to reduce the deferred tax assets to a level that we believe will more likely than not be realized. The resulting net deferred tax asset reflects management's estimate of the amount that will be realized.

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

        As permitted by SFAS No. 123, prior to October 1, 2005, we accounted for share-based payments to employees using the intrinsic value method and, as such, recognized no compensation cost when employee stock options were granted with exercise prices equal to the fair value of the shares on the date of grant. Accordingly, the adoption of Statement 123(R)'s fair value method may have a significant impact on our results of operations, although we believe that it will have no impact on our overall financial position. The impact of adoption of Statement 123(R) cannot be predicted at this time because it will depend significantly on levels of share-based payments granted in the future.

        The above list is not intended to be a comprehensive list of all of our accounting estimates. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with little need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and related notes, which contain accounting policies and other disclosures required by GAAP.

Components of Revenue and Expenses

Revenue.    We generate substantially all of our revenue from sales of merchandise held in inventory and by retaining a percentage of the proceeds from the sales. Our revenue recognition practices are discussed in more detail in the section above entitled "Critical Accounting Estimates."

Cost of goods sold (excluding amortization).    Cost of goods sold includes the costs of purchasing and transporting property for auction, as well as credit card transaction fees.

Profit-sharing distributions.    Our two primary contracts with the DoD are structured as profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractual percentage of the original acquisition cost of those goods. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD's disbursement. We refer to these disbursement payments to DoD as profit-sharing distributions.

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

Income taxes.    Prior to fiscal 2002, we incurred losses from our operations and, as a result, did not incur significant liabilities for income taxes. While we generated NOLs during this time, we did not record a deferred tax asset for these NOLs or any other deferred items because of the uncertainty of their realization. We utilized these NOLs through fiscal 2004 to offset substantially all of the federal income taxes we would have otherwise owed. We continued to owe state income taxes during these periods. At September 30, 2004, we had utilized a significant portion of our federal NOLs. During fiscal year 2005, we exhausted our remaining federal NOLs and had an effective income tax rate of approximately 22%. During fiscal years 2006 and 2007, we had an effective income tax rate of approximately 40%. We estimate that our future effective income tax rate will be approximately 41%.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2005	2006	2007
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	7.0	8.2	23.7
Profit-sharing distributions	54.7	54.3	35.1
Technology and operations	16.4	13.6	16.8
Sales and marketing	6.2	6.0	6.6
General and administrative	8.3	8.2	8.5
Amortization of contract intangibles	0.2	0.6	0.4
Depreciation and amortization	0.7	0.5	0.7

Total costs and expenses	93.5	91.4	91.8

Income from operations	6.5	8.6	8.2
Interest expense and other income, net	(0.6)	0.3	1.1

Income before provision for income taxes	5.9	8.9	9.3
Provision for income taxes	(1.3)	(3.5)	(3.8)

Net income	4.6%	5.4%	5.5%

Year Ended September 30, 2007 Compared to Year Ended September 30, 2006

Revenue.    Revenue increased $50.8 million, or 34.4%, to $198.6 million for the year ended September 30, 2007 from $147.8 million for the year ended September 30, 2006. This increase was primarily due to a 23.8% increase in the average value of our transactions resulting from product mix, lotting and merchandising strategies, and buyer demand, as well as an increase in the number of completed transactions through our online auction marketplaces. During the same period, the number of completed transactions increased from approximately 194,000 to 212,000, or 9.0%. The amount of gross merchandise volume transacted through our marketplaces increased $60.5 million, or 34.9%, to $233.6 million for the year ended September 30, 2007 from $173.1 million for the year ended September 30, 2006. We believe this increase is attributable to our investment in our sales and marketing organization and the acquisition of STR on October 16, 2006, as well as increased market acceptance by corporate sellers and professional buyers of our online marketplaces as an efficient channel to auction and purchase wholesale, surplus and salvage assets, which resulted in 137.5% growth in our commercial market place over the same period last year. In addition, our Scrap Contract which generated 27.6% of our revenue and 23.5% of our gross merchandise volume for the fiscal year ended September 30, 2007, grew 40.0% from fiscal year ended September 30, 2006. The growth of our commercial and scrap businesses was partially offset by a 19.6% decrease in our surplus business from fiscal year ended September 30, 2007 compared to fiscal year ended September 30, 2006. We also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces. Our marketing efforts resulted in an approximate 30.7% increase in registered buyers to approximately 685,000 at September 30, 2007 from approximately 524,000 at September 30, 2006.

Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $34.9 million, or 286.9%, to $47.1 million for the year ended September 30, 2007 from $12.2 million for the year ended September 30, 2006. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 23.7% in fiscal 2007 compared to 8.2% in fiscal 2006. These increases are primarily due to an increase in revenue, as well as, an increase in the number of goods sold in our marketplace from sellers utilizing our purchase model.

Profit-sharing distributions.    Profit-sharing distributions decreased $10.6 million, or 13.2%, to $69.6 million for the year ended September 30, 2007 from $80.2 million for the year ended September 30, 2006. As a percentage of revenue, profit-sharing distributions decreased to 35.1% in fiscal 2007 from 54.3% in fiscal 2006. These decreases are a result of faster growth in our commercial business, where most of our sellers do not use the profit-sharing model, as well as a decrease in the amount of profits we are required to pay the DoD under our Surplus and Scrap Contracts, which were modified on September 12, 2006 and May 21, 2007, respectively. A detailed discussion of the Contract modifications can be found above under "Our Seller Agreements."

Technology and operations expenses.    Technology and operations expenses increased $13.3 million, or 66.4%, to $33.4 million for the year ended September 30, 2007 from $20.1 million for the year ended September 30, 2006. As a percentage of revenue, these expenses increased to 16.8% in fiscal 2007 from 13.6% in fiscal 2006. These increases were primarily due to the addition of 81 technology and operations personnel the majority of whom were needed to support the increased volume of transactions and merchandise discussed above for our commercial business and an additional 49 operating personnel, who were needed to support our inventory assurance program under the Surplus Contract in conjunction with the contract modification on September 12, 2006. We are also experiencing less than optimal utilization of our distribution center network, where we have invested over the last 12 months to support continued growth in our commercial business.

Sales and marketing expenses.    Sales and marketing expenses increased $4.3 million, or 49.0%, to $13.2 million for the year ended September 30, 2007 from $8.9 million for the year ended September 30, 2006. As a percentage of revenue, these expenses increased to 6.6% in fiscal 2007 from 6.0% in fiscal 2006. These increases were primarily due to hiring of 20 additional sales and marketing personnel and $1.4 million in increased expenditures on marketing and promotional activities across our marketplaces.

General and administrative expenses.    General and administrative expenses increased $4.8 million, or 40.0%, to $16.9 million for the year ended September 30, 2007 from $12.1 million for the year ended September 30, 2006. As a percentage of revenue, these expenses increased to 8.5% in fiscal 2007 from 8.2% in fiscal 2006. These increases were primarily due to (1) costs of $2.6 million related to additional accounting, legal, insurance, compliance and other expenses needed to support our growth and the requirements of being a public company, (2) expenses of $0.8 million related to the adoption of Statement 123(R) and (3) costs of $0.5 million for travel-related expenses associated with business development efforts.

Amortization of contract intangibles.    Amortization of contract intangibles was consistent at $0.8 million for the year ended September 30, 2007 and 2006, as a result of our DoD scrap contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased $0.6 million, or 79.1%, to $1.3 million for the year ended September 30, 2007 from $0.7 million for the year ended September 30, 2006. This increase was due primarily to additional depreciation expense resulting from the purchase of $2.0 million of property and equipment during fiscal year ended September 30, 2006.

Interest income and expense and other income, net.    Interest income and expense and other income, net increased $1.8 million, or 405.5%, to $2.2 million for the year ended September 30, 2007 from $0.4 million for the year ended September 30, 2006. This increase is a result of the repayment in

February 2006 of the $2.4 million indebtedness associated with our senior credit facility as well as our $2.0 million subordinated note payable, following the completion of our initial public offering, and investing the remaining proceeds from our initial public offering.

Provision for income tax expense.    Income tax expense increased $2.2 million, or 40.9%, to $7.5 million for the year ended September 30, 2007 from $5.3 million for the year ended September 30, 2006, primarily due to the increase in income before provision for income taxes.

Net income.    Net income increased $3.0 million, or 38.1%, to $11.0 million for the year ended September 30, 2007 from $8.0 million for the year ended September 30, 2006. This increase was due to the result of our growth in gross merchandise volume. As a percentage of revenue, net income was consistent at 5.5% for the year ended September 30, 2007 and 5.4% for the year ended September 30, 2006.

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

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2007, we had approximately $40.0 million in cash and cash equivalents, $21.6 million in short-term investments and $14.9 million available under our $15.0 million senior credit facility.

        Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2007 Compared to 2006

        Net cash provided by operating activities decreased $13.2 million to $4.5 million for the year ended September 30, 2007 from $17.7 million for the year ended September 30, 2006. For the year ended September 30, 2007, net cash provided by operating activities primarily consisted of net income of $11.0 million, depreciation and amortization expense of $2.1 million, stock compensation expense of $1.9 million, other adjustments of $0.3 million, and a net increase in accounts payable, accrued expenses and other liabilities of $8.4 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $16.9 million and deferred tax benefit of $2.3 million. For the year ended September 30, 2006, net cash provided by operating activities primarily consisted of net income of $8.0 million, depreciation and amortization expense of $1.5 million, stock compensation expense of $0.6 million, other adjustments of $0.8 million, and an increase in accounts payable, accrued expenses and other liabilities of $12.2 million, offset in part by a net increase in accounts receivable, inventory and prepaid expenses and other assets of $4.7 million and deferred tax benefit of $0.7million.

        Net cash used in investing activities was $22.0 million for the year ended September 30, 2007 and $14.3 million for the year ended September 30, 2006. Net cash used in investing activities in fiscal 2007 consisted primarily of net purchases of short-term investments of $9.2 million, capital expenditures of $2.7 million for purchases of equipment and leasehold improvements, $9.9 million for the purchase of STR, and $0.2 million for intangible assets. Net cash used in investing activities in fiscal 2006 consisted primarily of net purchases of short-term investments of $12.2 million, capital expenditures of $2.0 million for purchases of equipment and leasehold improvements, and $0.1 million for intangible assets.

        Net cash provided by financing activities was $2.8 million for the year ended September 30, 2007 and $40.5 million for the year ended September 30, 2006. Net cash provided by financing activities in fiscal 2007 consisted primarily of net proceeds from the follow-on public stock offering of $1.1 million and $1.8 million from the sale of common stock issued upon option exercises, offset by the net repayment of debt and capital leases of $0.1 million. Net cash provided by financing activities in fiscal 2006 consisted primarily of net proceeds from the initial public offering of $44.0 million and $1.0 million from the sale of common stock issued upon option exercises, offset by the net repayment of debt and capital leases of $4.5 million.

Changes in Cash Flows: 2006 Compared to 2005

        Net cash provided by operating activities increased $11.6 million to $17.7 million for the year ended September 30, 2006 from $6.1 million for the year ended September 30, 2005. For the year ended September 30, 2006, net cash provided by operating activities primarily consisted of net income of $8.0 million, depreciation and amortization expense of $1.5 million, stock compensation expense of $0.6 million, other adjustments of $0.8 million, and an increase in accounts payable, accrued expenses and other liabilities of $12.2 million, offset in part by a net increase in accounts receivable, inventory and prepaid expenses and other assets of $4.7 million and a deferred tax benefit of $0.7million. For the year ended September 30, 2005, net cash provided by operating activities primarily consisted of net income of $4.1 million, depreciation and amortization expense of $0.7 million and an increase in accrued expenses and other liabilities of $1.8 million, offset in part by net other expenses of $0.4 million and a net increase in accounts receivable, inventory and prepaid assets of $0.1 million.

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

Capital Expenditures.    Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $2.0 million to $2.5 million in the fiscal year ending September 30, 2008. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2007 were $2.7 million. As of September 30, 2007, we had no outstanding commitments for capital expenditures.

Senior credit facility.    We maintain a $15.0 million senior credit facility due March 31, 2008. The senior credit facility bears an annual interest rate of LIBOR plus 1.5%. As of September 30, 2007, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $14.9 million due to an issued Letter of Credit for $100,000; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2007, we were in full compliance with the terms and conditions of our credit agreement. Subsequently, on October 17, 2007, we increased the credit facility to $30.0 million; all other terms substantially remained consistent.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2007. Notes payable, borrowings under our senior credit facility and capital leases are reflected on our September 30, 2007 balance sheet. Operating leases, which represent commitments to rent office and warehouse space in the United States and Europe, are not reflected on our balance sheet.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Notes payable	$42	$13	$17	$12	—
Operating leases	12,424	3,724	5,907	2,606	$187
Capital leases	10	5	5	—	—

Total contractual cash obligations	$12,476	$3,742	$5,929	$2,618	$187

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2005, 2006 and 2007.

New Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board issued FIN 48, Accounting for Uncertainty in Income Taxes an interpretation of SFAS No. 109, Accounting for Income Taxes which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for our Company beginning October 1, 2007. We do not expect FIN 48 to have a material effect on our financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value under generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect SFAS No. 157 to have a material effect on our financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect SFAS No. 159 to have a material effect on our financial statements.

        In June 2006, the EITF reached a consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3) by concluding that companies should disclose their accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The Task Force also concluded that once the new standard is effective (January 1, 2007), companies should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. We collect and remit sales taxes on merchandise that we purchase and sell, and report such amounts under the net method in our consolidated statements of operations.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We did not have any debt as of September 30, 2007 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

        As of September 30, 2007, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity.    We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than four percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 8.    Financial Statements and Supplemental Data.

        Annual Financial Statements and Selected Financial Data: The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding management's assessment of internal control over financial reporting, and its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

        The evaluation of our disclosure controls included a review of the controls' objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or indications of potential fraud and, where appropriate, sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer and Chief Financial Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls, and to modify them as necessary. Our intent is to maintain the disclosure controls as dynamic systems that change as conditions warrant.

        Based upon the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to Liquidity Services and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. We reviewed the results of management's evaluation with the Audit Committee of our Board of Directors.

Management Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles; and (iii) provide reasonable assurance regarding authorization to effect the acquisition, use or disposition of company assets, as well as the prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Management assessed our internal control over financial reporting as of September 30, 2007, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

        Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company's internal control over financial reporting. Ernst & Young has issued an attestation report, which is included at the end of this section.

Inherent Limitations on Effectiveness of Controls

        A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Other inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Liquidity Services Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, Liquidity Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and Subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007 of Liquidity Services, Inc. and Subsidiaries and our report dated December 4, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 4, 2007

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Incorporated by reference from the Company's Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2007.

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

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2007.

Item 13.    Certain Relationship and Related Transactions.

        Incorporated by reference from the Company's Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2007.

Item 14.    Principal Accountant Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2007.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

		Page
(a)(1)	The following financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	60
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Balance Sheets as of September 30, 2006 and 2007	61
	Consolidated Statements of Operations for the years ended September 30, 2005, 2006 and 2007	62
	Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2005, 2006 and 2007	63
	Consolidated Statements of Cash Flows for the years ended September 30, 2005, 2006 and 2007	64
	Notes to the Consolidated Financial Statements	65
(a)(2)	The following financial statement schedule is filed as part of this report:
	Schedule for the three years ended September 30, 2005, 2006 and 2007:
	II—Valuation and Qualifying Accounts	84

(a)(3) The documents required to be filed as exhibits to this report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007 of Liquidity Services, Inc. and subsidiaries. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 4, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 4, 2007

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$39,954	$54,359
Short-term investments	21,655	12,289
Accounts receivable, net of allowance for doubtful accounts of $371 and $200 in 2007 and 2006, respectively	5,098	2,557
Inventory	16,467	4,704
Prepaid expenses and other current assets	5,486	2,001

Total current assets	88,660	75,911
Property and equipment, net	4,202	2,362
Intangible assets, net	4,568	4,909
Goodwill	11,446	3,678
Other assets	2,266	1,178

Total assets	$111,142	$88,038

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$3,333	$2,073
Accrued expenses and other current liabilities	10,298	5,283
Profit-sharing distributions payable	6,919	7,736
Customer payables	6,328	6,658
Current portion of capital lease obligations	5	63
Current portion of long-term debt	13	16

Total current liabilities	26,898	21,829
Capital lease obligations, net of current portion	5	2
Long-term debt, net of current portion	29	42
Other long-term liabilities	2,176	413

Total liabilities	29,108	22,286
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,939,059 and 27,584,608 shares issued and outstanding at September 30, 2007 and 2006, respectively	28	27
Additional paid-in capital	60,820	55,964
Accumulated other comprehensive income	653	247
Retained earnings	20,533	9,514

Total stockholders' equity	82,034	65,752

Total liabilities and stockholders' equity	$111,142	$88,038

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2007	2006	2005
Revenue	$198,620	$147,813	$89,415
Costs and expenses:
Cost of goods sold (excluding amortization)	47,043	12,160	6,288
Profit-sharing distributions	69,638	80,253	48,952
Technology and operations	33,417	20,081	14,696
Sales and marketing	13,203	8,861	5,503
General and administrative	16,901	12,073	7,397
Amortization of contract intangibles	813	813	135
Depreciation and amortization	1,302	727	586

Total costs and expenses	182,317	134,968	83,557

Income from operations	16,303	12,845	5,858
Interest income (expense) and other income, net	2,176	430	(570)

Income before provision for income taxes	18,479	13,275	5,288
Provision for income taxes	(7,460)	(5,294)	(1,166)

Net income	$11,019	$7,981	$4,122

Basic earnings per common share	$0.40	$0.33	$0.22

Diluted earnings per common share	$0.39	$0.31	$0.18

Basic weighted average shares outstanding	27,768,679	24,080,780	19,038,464

Diluted weighted average shares outstanding	28,146,923	26,087,809	22,598,519

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Gain/Loss	Retained Earnings (Accumulated Deficit)
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2004	3,262,643	$3	19,026,309	$19	$9,621	—	$(2,589)	$7,054
Exercise of common stock options	—	—	240,568	—	186	—	—	186
Repurchase of common stock	—	—	(240,906)	—	(482)	—	—	(482)
Compensation expense from grant of common stock options	—	—	—	—	87	—	—	87
Comprehensive income:
Net income	—	—	—	—	—	—	4,122	4,122
Foreign currency translation and other	—	—	—	—	—	$(24)	—	(24)

Balance at September 30, 2005	3,262,643	3	19,025,971	19	9,412	(24)	1,533	10,943
Initial public offering	—	—	5,000,000	5	43,972	—	—	43,977
Preferred stock reclassification	(3,262,643)	(3)	3,262,643	3	—	—	—	—
Exercise of common stock options and warrants (net of tax)	—	—	295,994	—	995	—	—	995
Compensation expense from grant of common stock options	—	—	—	—	623	—	—	623
Write off of put liabilities	—	—	—	—	962	—	—	962
Comprehensive income:
Net income	—	—	—	—	—	—	7,981	7,981
Foreign currency translation and other	—	—	—	—	—	271	—	271

Balance at September 30, 2006	—	—	27,584,608	27	55,964	247	9,514	65,752
Follow-on public offering	—	—	100,000	—	1,070	—	—	1,070
Exercise of common stock options and warrants (net of tax)	—	—	254,451	1	1,843	—	—	1,844
Compensation expense from grant of common stock options	—	—	—	—	1,943	—	—	1,943
Comprehensive income:
Net income	—	—	—	—	—	—	11,019	11,019
Foreign currency translation and other	—	—	—	—	—	406	—	406

Balance at September 30, 2007	—	—	27,939,059	$28	$60,820	$653	$20,533	$82,034

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2007	2006	2005
Operating activities
Net income	$11,019	$7,981	$4,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,115	1,540	721
Amortization of debt discount	—	14	44
Interest expense related to put warrant liability and debt issue costs	—	315	285
Stock compensation expense	1,943	623	87
Provision (benefit) for doubtful accounts	171	150	(34)
Loss on early extinguishment of debt	—	171	—
Deferred tax benefit	(2,296)	(691)	(701)
Loss on sale of short-term investments	—	—	(75)
Loss on disposal of property and equipment	85	19	14
Changes in operating assets and liabilities:
Accounts receivable	(3,087)	(2,022)	1,288
Inventory	(9,986)	(2,770)	(1,068)
Prepaid expenses and other assets	(3,849)	90	(320)
Accounts payable	1,260	1,149	(68)
Accrued expenses and other	4,984	1,947	500
Profit-sharing distributions payable	(816)	3,399	852
Customer payables	(405)	5,377	481
Other liabilities	3,336	371	16

Net cash provided by operating activities	4,474	17,663	6,144
Investing activities
Purchases of short-term investments	(36,099)	(20,037)	(28,697)
Proceeds from the sale of short-term investments	26,809	7,834	35,440
Increase in goodwill and intangibles	(208)	(90)	(5,694)
Cash paid for acquisitions	(9,856)	—	(3,806)
Purchases of property and equipment	(2,688)	(2,049)	(487)

Net cash used in investing activities	(22,042)	(14,342)	(3,244)
Financing activities
Proceeds from issuance of debt	10	118	2,400
Proceeds from the issuance of common stock	1,070	43,977	—
Repayments of debt	(16)	(4,413)	(7)
Principal repayments of capital lease obligations	(65)	(194)	(116)
Proceeds from exercise of common stock options & warrants (net of tax)	1,037	506	186
Incremental tax benefit from exercise of common stock options	807	489	—
Payments to repurchase common stock	—	—	(482)

Net cash provided by financing activities	2,843	40,483	1,981
Effect of exchange rate differences on cash and cash equivalents	320	177	(13)

Net (decrease) increase in cash and cash equivalents	(14,405)	43,981	4,868
Cash and cash equivalents at beginning of year	54,359	10,378	5,510

Cash and cash equivalents at end of year	$39,954	$54,359	$10,378

Supplemental disclosure of cash flow information
Property and equipment acquired through capital leases	$10	$71	$24
Cash paid for income taxes	7,901	4,816	1,812
Cash paid for interest	$5	$217	$298

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for wholesale, surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company's online auction marketplaces are www.liquidation.com, www.govliquidation.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

        The Company has five wholly owned direct and indirect subsidiaries—Surplus Acquisition Venture, LLC (SAV); Government Liquidation.com, LLC (GL); Liquidity Services Limited (LSL) (based in Chippenham, England); DOD Surplus, LLC (DODS); and Liquidity Services, GmbH (LSG). SAV was formed on October 13, 2000. On February 27, 2001, SAV formed GL as a limited liability company in the state of Delaware. GL is a single-purpose entity that remarkets surplus government property under the auspices of the Commercial Venture II contract 99-0001-0002 (the Surplus Contract) with the Defense Reutilization and Marketing Service (DRMS) of the U.S. Department of Defense (DoD). Under the terms of the contract, GL is limited to conducting business of the Surplus Contract and no other. The Company formed LSL on July 23, 2003 to enter the European marketplace. LSL conducts business under the trade name "Liquidity Services" and serves commercial entities and the UK Disposal Services Agency (DSA) responsible for the disposal of UK Ministry of Defence (MOD) surplus property, and the Defence Logistics Organisation (DLO) through a five year contract beginning August 4, 2003.

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

        The Company's operations are subject to certain risks and uncertainties associated with technology-oriented companies including, but not limited to, the Company's dependence on use of the Internet, the effect of general business and economic trends, its susceptibility to rapid technological change, actual and potential competition by entities with greater financial resources, and the potential for the U.S. Government agencies from which the Company has derived a significant portion of its inventory to change the way they conduct their surplus disposition or to otherwise not renew their contracts with the Company.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

  Short-Term Investments

        The Company accounted for investments it held as of September 30, 2007 and 2006 in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the year ended September 30, 2007 and 2006 the amount of unrealized gains reported in accumulated other comprehensive income was $178,000 and $88,000, respectively. For the year ended September 30, 2005 the amount of unrealized gains and losses were not material. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest expense and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest expense and other income, net.

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

  •
  collection is reasonably assured.

        Revenue is also evaluated in accordance with EITF 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which the Company is deemed to be the primary obligor and bears physical and general inventory risk, and credit risk, LSI recognizes as revenue the gross proceeds from the sale, including buyer's premiums. In arrangements in which the Company acts as an agent or broker on a consignment basis, without taking physical or general inventory risk, revenue is recognized based on the sales commissions that are paid to the Company by the sellers for utilizing LSI's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction.

        The Company has evaluated its revenue recognition policy related to sales under LSI's profit-sharing model and determined it is appropriate to account for these sales on a gross basis using the

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

criteria outlined in EITF 99-19. In the Company's evaluation, the Company relied most heavily upon its status as primary obligor in the sales relationship and the fact that the Company has general inventory risk.

  Cost of Goods Sold

        Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees. The Company purchases the majority of its inventory at a fixed percentage of the property's original acquisition cost. Title for the inventory passes to the Company at that point and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government customers when it receives only sales commission revenue and, as such, recognizes no cost of goods sold associated with those sales. Cost of goods sold also includes shipping and handling costs and amounts paid by customers for shipping and handling.

  Significant Contracts

  DRMS

        Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company is required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company's subsidiary, GL, exceeds the sum of outstanding working capital advances, management's estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the years ended September 30, 2007, 2006 and 2005 were $30,609,000, $50,686,000, and $47,446,000, respectively, including accrued amounts, as of September 30, 2007 and 2006, of $2,445,000 and $2,887,000, respectively. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the Surplus Contract in exchange for the Company's agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract. Since November 30, 2006, the Company has been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implements under the contract modification, which is referred to as the Surplus Contract incentive. This incentive will be measured quarterly beginning fiscal year 2008. This performance incentive was recognized for the period earned during fiscal year 2007, which began December 1, 2006. For the fiscal year 2007 measurement period, the Company received a performance payment of approximately $1,500,000, in the quarter ended September 30, 2007. On June 1, 2007, the Company agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company's share of net proceeds under the Surplus Contract by 1%.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Under the terms of the Scrap Contract, the Company is required to disburse to DRMS 78.2%, and to KGP 1.8% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the scrap contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the year ended September 30, 2007, 2006 and 2005, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $35,827,000, $27,579,000 and $140,000, including accrued amounts, as of September 30, 2007 and 2006, of $4,408,000 and $4,788,000, respectively. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution for the Scrap Contract, from 20% to 23% effective June 1, 2007, in exchange for the Company's agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company.

  DSA

        Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the years ended September 30, 2007, 2006 and 2005 were $2,287,000, $1,988,000 and $1,365,000, respectively, including accrued amounts, as of September 30, 2007 and 2006, of $66,000 and $61,000, respectively.

  Risk Associated with Certain Concentrations

        The Company does not perform credit evaluations for the majority of its buyers. However, substantially all sales are recorded subsequent to payment authorization being received. As a result, the Company is not subject to significant collection risk, as goods are generally not shipped before payment is received.

        For consignment sales transactions, funds are collected from buyers and are held by the Company on the sellers' behalf. The funds are included in cash and cash equivalents in the consolidated financial statements. The Company releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business. The amount of cash held on behalf of the sellers is recorded as customer payables in the accompanying consolidated balance sheets.

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

        For the years ended September 30, 2007, 2006 and 2005, no single buyer accounted for 10% or more of revenue.

  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. This statement requires an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

to be paid or recovered. A valuation allowance is provided to reduce the deferred tax assets to a level that the Company believes will more likely than not be realized. The resulting net deferred tax asset reflects management's estimate of the amount that will be realized.

  Stock-Based Compensation

        At September 30, 2007, the Company had a stock-based employee compensation plan, which is described more fully in Note 14. Prior to October 1, 2005, the Company accounted for options issued under this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Other than stock-based compensation cost associated with variable awards, which is described more fully in Note 14, no stock-based employee compensation cost was recognized in the statement of operations for the year ended September 30, 2005, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (Statement 123(R)) using the prospective-transition method. Under this transition method, compensation cost recognized in the years ended September 30, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

        As a result of adopting Statement 123(R) on October 1, 2005, the Company's income before provision for income taxes and net income for the year ended September 30, 2007 and 2006 were approximately $1,942,000 and $1,158,000, and $616,000 and $370,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The total compensation cost related to nonvested awards not yet recognized at September 30, 2007 was approximately $5,275,000, which will be recognized over the weighted average vesting period of 29 months. The Company utilizes the Black- Scholes option pricing model to determine its Statement 123(R) expense. Inputs into the Black-Scholes model include volatility rates that ranged from 40%—68%, a dividend rate of 0%, and risk-free interest rates that ranged from 4.32% to 5.05% for the years ended September 30, 2007 and 2006. The Company anticipates a forfeiture rate of 11.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company's basic and diluted earnings per share for the years ended September 30, 2007 and 2006 are approximately $0.04 and $0.04, and $0.02 and $0.01, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

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

        Had compensation expense been determined under the fair value method at the grant dates, the difference between the Company's net income and the Company's pro forma net income would have been insignificant. In addition, there would not have been a material effect on the Company's cash flows.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $3,648,000, $2,159,000 and $939,000 for the years ended September 30, 2007, 2006 and 2005, respectively.

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

  Foreign Currency Translation

        The functional currencies for LSL and LSG, the Company's foreign subsidiaries, are the British pound and Euro, respectively. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses are included in interest expense and other income, net in the consolidated statements of operations.

  Comprehensive Income

        Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders' equity.

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2007	2006	2005
	(dollars in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,768,679	24,080,780	19,038,464
Treasury stock effect of options and warrants	378,244	705,638	297,412
Shares of common stock into which outstanding preferred stock is convertible	—	1,301,391	3,262,643

Diluted weighted average common shares outstanding	28,146,923	26,087,809	22,598,519

Net income	$11,019	$7,981	$4,122

Net income per common share:
Basic income per common share	$0.40	$0.33	$0.22

Diluted income per common share	$0.39	$0.31	$0.18

  Recent Accounting Pronouncements

        In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 allows recognition of only those tax benefits that satisfy a greater than 50% probability threshold. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 became effective for the Company beginning October 1, 2007. The Company does not expect FIN 48 to have a material effect on its financial statements.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect SFAS No. 157 to have a material effect on its financial statements.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits entities to choose to measure certain financial instruments and other items at fair value. The fair value option generally may be applied instrument by instrument, is irrevocable, and is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective for

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

financial statements issued for fiscal years beginning after November 15, 2007. The Company does not expect SFAS No. 159 to have a material effect on its financial statements.

        In June 2006, the EITF reached a consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3) by concluding that companies should disclose their accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The Task Force also concluded that once the new standard is effective (January 1, 2007), companies should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. The Company collects and remits sales taxes on merchandise that it purchases and sells, and reports such amounts under the net method in its consolidated statements of operations.

3. DRMS Contracts

        The Company's Surplus Contract with DRMS expires in June 2008. Under the terms of the Surplus Contract, the Company acquires surplus government property from DRMS at a fixed percentage of the property's original estimated acquisition value. The Company is required to purchase all surplus government property referred to it by DRMS. The Company then markets the property through its buyer network. Under the terms of the contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract.

        As a result of this contract, the Company is the sole remarketer of all DoD surplus turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

        The Company's Scrap Contract with DRMS expires in June 2012. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. As a result of this contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

        The contracts may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2007.

4. Acquisitions

  Wholesale411

        On May 24, 2005, the Company acquired substantially all of the assets of Aldnet Media Group, LLC (Wholesale411), a wholesale industry search portal for the wholesale industry. The operating results of Wholesale411 have been included in the accompanying consolidated financial statements from the date of acquisition. The purchase consideration consisted of $2,900,000 of cash paid to the seller and transaction costs of $83,000, which were allocated to identifiable intangible assets acquired and goodwill. Of the purchase consideration, $200,000 was allocated to an amortizable intangible related to a covenant not to compete. This amount is being amortized on a straight-line basis over five years, the life of that agreement. The remaining $2,783,000 of the purchase consideration was allocated to goodwill. Subsequent to the acquisition, the Company paid an additional $150,000 in payments to the

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

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

  Scrap Contract

        In conjunction with the Company's June 2005 winning bid for the Scrap Contract, LSI was required to pay DRMS $5,694,000 for the rights to operate the scrap operations of the DoD. This payment was recorded as a contract intangible and is being amortized over the 84-month term of the contract on a straight-line basis. The Company recorded amortization expense of $813,000, $813,000 and $136,000 for the years ended September 30, 2007, 2006 and 2005, respectively, related to the Scrap Contract intangible asset.

  Minority Interest

        On July 11, 2005, the Company acquired the then outstanding minority interest in SAV for cash consideration of $815,000. Of this amount, $70,000 was paid to settle minority interest payable at the acquisition date. The remaining portion of the purchase consideration of $745,000 was recorded as goodwill.

  STR Acquisition

        On October 16, 2006, the Company acquired substantially all of the assets of the wholesale business of STR, Inc. (STR), a traditional liquidator, for approximately $9,856,000 in cash, which has been adjusted as of September 30, 2007 for the final agreed upon working capital adjustment. The operating results of STR are included in the consolidated financial statements from the date of acquisition.

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, along with customer lists and non-contractual customer relationships. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Goodwill	$7,812
Inventory	1,262
Covenants not to compete	500
Property and equipment	388
Net other liabilities	(106)

Total consideration	$9,856

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2007	2006
	(in thousands)
Computers and purchased software	$2,985	$2,455
Office/Operational equipment and vehicles	1,526	962
Furniture and fixtures	577	394
Leasehold improvements	1,995	692

	7,083	4,503
Less: accumulated depreciation and amortization	(2,881)	(2,141)

	$4,202	$2,362

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2007, 2006 and 2005 was $1,157,000, $675,000, and $572,000, respectively.

6. Intangible Assets

        Intangible assets at September 30, 2007 consisted of the following:

	Useful life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Contract intangible	7	$5,694	$(1,763)	$3,931
Covenants not to compete, and trademarks	5	832	(195)	637

Total intangible assets, net				$4,568

        Future expected amortization of intangible assets at September 30, 2007 was as follows:

Years ending September 30,
(in thousands)
2008	$977
2009	977
2010	963
2011	933
2012 and after	718

7. Debt

  Senior Credit Facility

        In December 2002, the Company entered into a senior credit facility (the Agreement) with a bank. The Agreement provided for borrowings of up to $250,000 under a line of credit. In July 2003, the Company's line of credit under the Agreement was increased to $750,000. In June 2005, the Company's line of credit under the Agreement was increased to $3,000,000. In July 2005, the Company's line of

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

credit under the Agreement was increased to $5,500,000. In February 2007, the Company's line of credit under the Agreement was increased to $15,000,000. This senior credit facility will expire in March 2008.

        Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.5% (6.775% at September 30, 2007) due monthly. As of September 30, 2007 and 2006, the Company had no outstanding borrowings under the Agreement.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of September 30, 2007, the Company was in compliance with these covenants.

  Note Payable

        On May 16, 2003, the Company received $2,000,000 in cash in exchange for a subordinated debenture (the Note Payable) payable to an unaffiliated third party. The note was due in May 2008. The Company repaid the note in conjunction with the completion of its initial public offering in February 2006.

        As additional consideration, the Company issued fully vested warrants to purchase 517,094 shares of common stock of the Company. These warrants were converted into 517,094 shares of redeemable common stock in August 2004, and the common stock was subsequently sold in the Company's initial public offering (see Note 12).

        On March 2, 2006, the Company repaid its Note Payable and amounts outstanding under its senior credit facility. In conjunction with the repayment of the Note Payable, the Company recorded a loss on the early extinguishment of debt of $171,000, which is included in interest income and expense and other income, net.

        Debt consisted of the following:

	September 30,
	2007	2006
	(in thousands)
Note payable—other	$48	$68
Less: unamortized debt discount	(6)	(10)

Subtotal	42	58
Less: current portion of long-term debt	(13)	(16)

Long-term portion debt	$29	$42

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Debt (Continued)

        Future minimum debt payments, exclusive of the unamortized debt discount, as of September 30, 2007 are as follows:

Years ending September 30,
(in thousands)
2008	$16
2009	10
2010	10
2011	9
2012 and after	3

Total future minimum debt payments	$48

8. Redeemable Common Stock

        As discussed in Note 7, warrants to purchase common stock were converted into 517,094 shares of common stock that were redeemable on the same basis as the warrants. As a result, in August 2004, the Company reclassified $312,000 related to the then recorded fair value of the put warranty liability to redeemable common stock.

        The gross redemption value of the common stock was $925,000 as of September 30, 2005. The redemption value of the common stock, based on the net present value of the gross redemption value, was determined to be $474,000 as of September 30, 2005. Changes in the fair value of the redemption feature of the common stock were being amortized to interest expense to the date the shares were sold in the Company's initial public offering and the shares ceased to be redeemable. Changes in the fair value of the redemption feature of the common stock subsequent to August 2004 were not significant for fiscal 2004. For the year ended September 30, 2006, the interest expense recorded resulting from the changes in the fair value of the common stock redemption feature was $261,000.

9. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating and capital lease agreements, which expire at various dates through 2013. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $253,000 and $93,000 at

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

9. Commitments (Continued)

September 30, 2007 and 2006, respectively. Future minimum payments, inclusive of sublease income, under the leases as of September 30, 2007 are as follows:

Years ending September 30,	Operating	Capital
	(in thousands)
2008	$3,724	$5
2009	3,219	4
2010	2,688	2
2011	2,051	—
2012 and after	742	—

Total future minimum lease payments	$12,424	11

Less: amount representing interest		1

Present value of net minimum lease payments		10
Less: current portion of capital lease obligations		5

Capital lease obligations, noncurrent		$5

        Amortization of fixed assets acquired through capital leases is included in depreciation and amortization expense.

        Rent expense for the years ended September 30, 2007, 2006 and 2005 was $4,585,000, $1,974,000 and $1,556,000, respectively. Sublease income recorded for the years ended September 30, 2007, 2006 and 2005 was $0, $90,000 and $238,000, respectively.

  Directors Agreements

        Effective January 1, 2004 and June 1, 2004, the Company entered into advisory agreements with two independent directors of the Company which expired on December 31, 2006 and May 30, 2007, respectively. In addition to payments of $1,000 for the preparation for and attendance at each Company board meeting, the agreements provided the directors a put option on any vested shares in the Company held by the directors. In conjunction with the Company's initial public offering these agreements were amended to remove the put option provision, and thus the Company will no longer record the expenses and has reclassified this liability. The Company accounted for the put option as a liability, which was included in other long-term liabilities. The Company recognized the amount of the increase in the redemption liability, $0, $68,000 and $136,000, as interest expense in the years ended September 30, 2007, 2006 and 2005, respectively.

10. 401(k) Benefit Plan

        The Company has various retirement plans (the Plans), which are intended to be qualified plans under Section 401(k) of the Internal Revenue Code. The Plans are defined contribution plans, available to all eligible employees and allow participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plans also allow the Company to make discretionary matching contributions. For the years ended September 30, 2007, 2006 and 2005, the Company contributed and recorded expense of approximately $435,000, $348,000 and $301,000, respectively, to the Plans.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        The components of the provision for income taxes are as follows:

	Years ended September 30,
	2007	2006	2005
	(in thousands)
Current tax provision:
U.S. Federal	$8,104	$5,155	$1,652
State	1,652	830	215

	9,756	5,985	1,867
Deferred tax benefit:
U.S. Federal	(1,913)	(763)	(357)
State	(383)	72	(344)

	(2,296)	(691)	(701)

Total provision	$7,460	$5,294	$1,166

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2007	2006
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$502	$494
Net operating losses—State	—	10
Accrued vacation and bonus	554	451
Inventory capitalization	1,837	—
Allowance for doubtful accounts	146	77
Depreciation	77	33
Other	400	306

Net deferred tax assets before valuation allowance	3,516	1,371
Less: valuation allowance	(502)	(494)

Total deferred tax assets	$3,014	$877

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years ended September 30,
	2007	2006	2005
U.S. statutory rate	35.0%	34.1%	34.0%
Non-deductible foreign losses	0.1%	0.2%	2.4%
Permanent items	0.7%	0.7%	2.2%
State taxes	4.5%	5.1%	4.2%
Changes in valuation allowance	—	(0.2%)	(21.5%)
Other—net	0.1%	—	0.7%

Provision for income taxes	40.4%	39.9%	22.0%

        At September 30, 2007, the Company had available foreign net operating loss (NOL) carryforwards of approximately $1.7 million, which do not expire. The valuation allowance at September 30, 2007 relates to the foreign NOLs. During fiscal 2005, the Company reversed $686,000 of valuation allowances recorded against deferred tax assets as it was determined that it was more likely than not that these deferred tax assets would be realized. Circumstances could change in the future that would allow the Company to reduce the remaining valuation allowance and recognize additional net deferred tax assets.

12. Stockholders' Equity

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

  Common Stock

        On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $43,977,000 in conjunction with its initial public offering. On March 13, 2007, the Company issued 100,000 shares of common stock for net proceeds of $1,070,000 in conjunction with its follow-on offering.

  2006 Omnibus Long-Term Incentive Plan

        In conjunction with the Company's initial public offering, the board of directors and the Company's shareholders approved the 2006 Omnibus Long-Term Incentive Plan, or the 2006 Plan, on December 2, 2005. The 2005 Stock Option and Incentive Plan was terminated when the 2006 Plan became effective, immediately after the closing of the initial public offering.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. During fiscal year 2006, the Company issued options to purchase 1,208,000 shares to employees and directors with exercise prices between $12.89 and $17.63 and options to purchase 97,000 shares were forfeited. At September 30, 2006, there were 3,889,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2007, the Company issued options to purchase 497,585 shares to employees and directors with exercise prices between $12.49 and $20.88 and options to purchase 67,814 shares have been forfeited. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

        The 2006 Plan permits the granting of options to purchase shares of common stock intended to qualify as incentive stock options under the Internal Revenue Code and stock options that do not qualify as incentive stock options ("non-qualified stock options"). The exercise price of each stock option may not be less than 100% of the fair market value of the common stock on the date of grant. However, if a grant recipient, who holds at least 10% of the common stock of the Company, receives an incentive stock option, the exercise price of such incentive stock option may not be less than 110% of the fair market value of the common stock on the date of grant. The term of each stock option is fixed by the compensation committee and may not exceed 10 years from the date of grant.

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

        During July 2001, the Company modified the exercise price of 3,402,794 stock options issued to employees. The stock options were originally granted with an option exercise price of $0.45. The modified stock options have an exercise price of $0.05 and all other terms and conditions of the options such as vesting schedules and expiration dates remained unchanged. The Company is accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited, or expire unexercised using variable accounting. Under variable accounting, the Company will revalue compensation costs for the stock options at each reporting period based on changes in the

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

intrinsic value of the stock options. The Company recorded $1,000, $7,000 and $87,000 in stock compensation expense based on vesting of the fair value of the options, using the Black-Scholes option- pricing model for the years ended September 30, 2007, 2006 and 2005, respectively. The Company will continue to revalue compensation costs for the options based on changes in the fair value of the Company's common stock.

        During the year ended September 30, 2005, the Company repurchased 240,906 shares of its common stock from former employees pursuant to the provisions of the 2005 Stock Option and Incentive Plan and the Option Agreements entered into between the Company and such former employees as option grant recipients. No additional grants have been made under the 2005 Stock Option and Incentive Plan, since the Company's initial public offering. All of the stock option grants since the Company's initial public offering have been made under the 2006 Omnibus Long-Term Incentive Plan.

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2007 and 2006 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2005	913,285	$2.53
Options granted	1,531,500	12.21
Options exercised	(220,994)	1.61
Options canceled	(233,595)	7.62

Options outstanding at September 30, 2006	1,990,196	9.48
Options granted	497,585	16.83
Options exercised	(254,451)	4.07
Options canceled	(82,359)	12.07

Options outstanding at September 30, 2007	2,150,971	11.72

Options exercisable at September 30, 2007	722,143	9.65

        The following table summarizes information about options outstanding at September 30, 2007:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.05	3,677	4.16	$0.05
$2.00 – $7.00	632,734	7.85	4.62
$12.00 – $21.00	1,514,560	8.80	14.72

	2,150,971	8.51	11.72

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        The intrinsic value of outstanding and exercisable options at September 30, 2007 is approximately $4,071,000 and $968,000, respectively, based on a stock price of $10.99 on September 28, 2007.

13. Subsequent Event

        On October 17, 2007, the Company increased the amount available under its credit facility from $15.0 million to $30.0 million all other terms substantially remained consistent.

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

	Three months ended
	Dec. 31, 2005	Mar. 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007
	(in thousands, except share and per share data)
Revenue	$32,207	$37,101	$38,750	$39,755	$45,167	$49,281	$52,505	$51,668

Income from operations	$2,810	$3,398	$3,317	$3,320	$3,257	$3,669	$4,712	$4,666

Net income	$1,468	$1,928	$2,355	$2,229	$2,313	$2,474	$3,053	$3,180

Basic earnings per common share	$0.08	$0.08	$0.09	$0.08	$0.08	$0.09	$0.11	$0.11

Diluted earnings per common share	$0.06	$0.08	$0.08	$0.08	$0.08	$0.09	$0.11	$0.11

Basic weighted average shares outstanding	19,034,172	22,409,104	27,347,778	27,532,067	27,597,419	27,708,278	27,857,115	27,911,902

Diluted weighted average shares outstanding	22,848,367	25,052,464	28,291,280	28,159,384	28,449,429	28,526,789	28,321,395	28,013,199

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2005	$1,455	$478	$1,164	$769
Year ended September 30, 2006	769	—	$275	494
Year ended September 30, 2007	$494	$8	—	$502
Allowance for doubtful accounts (deducted from accounts receivable) (1)
Year ended September 30, 2006	$50	$150	—	$200
Year ended September 30, 2007	$200	$171	—	$371

(1)
This information is omitted for the year ended September 30, 2005 since it was not material.

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of August 29, 2006, among Liquidity Services, Inc., Carl C. Jones, Eddie Fischer, Bradley Fischer and Southern Textile Recycling, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
3.1
Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
3.2
Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
4.1
Form of Certificate of Common Stock of the Company, incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 21, 2006.
4.2
Registration Rights Agreement, dated September 3, 2004, by and between the Company and ABS Capital Partners IV, L.P., ABS Capital Partners IV-A, L.P., ABS Capital Partners IV Offshore L.P. and ABS Capital Partners IV Special Offshore L.P., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
10.1
Defense Logistics Agency, Surplus Commercial Property, Defense Reutilization and Marketing Service, Invitation for Bids, No. 99-0001, December 2000, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005
10.2
Defense Logistics Agency, Multi-Year Sale of Surplus Scrap Material at Locations Nationwide, Defense Reutilization and Marketing Service, Invitation for Bids, No. 99-4001, December 7, 2004, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.
10.3.1
Executive Employment Agreement, dated September 2, 2004, between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.3.2
Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 26, 2006, incorporated herein by reference to Exhibit 10.3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.4.1
Executive Employment Agreement, dated September 2, 2004, between the Company and Jaime Mateus-Tique, incorporated herein by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.4.2
Amendment to Executive Employment Agreement between the Company and Jaime Mateus-Tique, dated January 25, 2006, incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.1
Executive Employment Agreement, dated May 15, 2001, between Government Liquidation.com, LLC and Benjamin R. Brown, incorporated herein by reference to Exhibit 10.5.1 to Amendment No. 3 to the Company's Registration Statement on Form 1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.2
Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Benjamin R. Brown, dated January 26, 2006, incorporated herein by reference to Exhibit 10.5.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.1
Executive Employment Agreement, dated January 27, 2005, between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.2
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.1
Executive Employment Agreement, dated June 13, 2001, between Government Liquidation.com, LLC and Thomas Burton, incorporated herein by reference to Exhibit 10.7.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.2
Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Thomas Burton, dated January 25, 2006, incorporated herein by reference to Exhibit 10.7.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.8.1
Executive Employment Agreement, dated November 11, 2005, between the Company and James E. Williams, incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.8.2
Amendment to Executive Employment Agreement between the Company and James E. Williams, dated January 26, 2006, incorporated herein by reference to Exhibit 10.8.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.9	Executive Employment Agreement, dated as of October 2, 2007, between the Company and Eric C. Dean.#
10.10
2005 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.#
10.11
2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.12
Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.
10.13
Amendment to Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002), dated as of September 12, 2006, between Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2006.
10.14	LSI Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 9, 2006.#
10.15	Form of Notice of Stock Option Grant, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006.
10.16
Lease Agreement, dated September 1, 2004, between Le Baron Investments and Southern Textile Recycling, Inc., incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.17
Lease Agreement, dated June 8, 2006, between Le Baron Investments and Southern Textile Recycling, Inc., incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.18
Lease Agreement, effective October 1, 2005, between the Company and ProLogis Development Services Incorporated, incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.19
Industrial Real Estate Lease Agreement, dated January 20, 2006, between the Company and Paulus Enterprises, incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.20
Standard Form Industrial Building Lease, effective August 1, 2006, between the Company and First Industrial Development Services, Inc., incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.21
Standard Form Industrial Building Lease, effective March 1, 2005, between the Company and First Industrial Texas, L.P., incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.22
First Lease Modification Agreement, effective June 1, 2006, to Lease Agreement, dated February 2, 2005, between the Company and First Industrial Texas, L.P., incorporated by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.23
Amendment No. 1 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.

10.24
Amendment No. 2 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.25
Loan Agreement between the Company, Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of the Company) and United Bank, including the first modification to the Loan Agreement, dated as of July 28, 2005; the second modification to the Loan Agreement, dated as of June 19, 2006; the third modification to the Loan Agreement, dated November 2, 2006; the fourth modification to the Loan Agreement, dated February 14, 2007 and the Fifth Modification to the Loan Agreement, dated as of October 17, 2007.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 7, 2007.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 7, 2007.

Signature	Title

/s/ William P. Angrick, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ James M. Rallo James M. Rallo	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ Jaime Mateus-Tique Jaime Mateus-Tique	President, Chief Operating Officer and Director
/s/ Philip A. Clough Phillip A. Clough	Director
/s/ Patrick W. Gross Patrick W. Gross	Director
/s/ Franklin D. Kramer Franklin D. Kramer	Director
/s/ F. David Fowler F. David Fowler	Director

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX TABLE OF CONTENTS
PART I
  Item 1. Business.
  Item 1A. Risk Factors.
  Item 1B. Unresolved Staff Comments.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
  Item 8. Financial Statements and Supplemental Data.
  Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
  Item 9A. Controls and Procedures.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
  Item 9B. Other Information.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Executive Compensation.
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
  Item 13. Certain Relationship and Related Transactions.
  Item 14. Principal Accountant Fees and Services.
PART IV
  Item 15. Exhibits and Financial Statement Schedules.
Report of Independent Registered Public Accounting Firm
Liquidity Services, Inc. and Subsidiaries Consolidated Balance Sheets (Dollars in Thousands)
Liquidity Services, Inc. and Subsidiaries Consolidated Statements of Operations (Dollars in Thousands Except Share and Per Share Data)
Liquidity Services, Inc. and Subsidiaries Consolidated Statements of Changes in Stockholders' Equity (In Thousands Except Share Data)
Liquidity Services, Inc. and Subsidiaries Consolidated Statements of Cash Flows (In Thousands)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
Liquidity Services, Inc. and Subsidiaries Notes to Consolidated Financial Statements (Continued)
LIQUIDITY SERVICES, INC. SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (dollars in thousands)
EXHIBIT INDEX
SIGNATURES