Form 10-Q
period 2007-12-31
LIQUIDITY SERVICES INC
filed 2008-02-08
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2007

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
Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 8, 2008 was 27,950,593.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	September 30,
	2007	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$46,523	$39,954
Short-term investments	21,840	21,655
Accounts receivable, net of allowance for doubtful accounts of $399 and $371 at December 31, 2007 and September 30, 2007, respectively	2,646	5,098
Inventory	17,563	16,467
Prepaid expenses and other current assets	5,587	5,486
Total current assets	94,159	88,660
Property and equipment, net	4,205	4,202
Intangible assets, net	4,336	4,568
Goodwill	11,446	11,446
Other assets	2,440	2,266
Total assets	$116,586	$111,142
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,843	$3,333
Accrued expenses and other current liabilities	6,718	10,298
Profit-sharing distributions payable	10,093	6,919
Customer payables	7,293	6,328
Current portion of capital lease obligations	4	5
Current portion of long-term debt	—	13
Total current liabilities	28,951	26,898
Capital lease obligations, net of current portion	4	5
Long-term debt, net of current portion	—	29
Other long-term liabilities	2,212	2,176
Total liabilities	31,167	29,108
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,948,948 and 27,939,059 shares issued and outstanding at December 31, 2007 and September 30, 2007, respectively	28	28
Additional paid-in capital	61,982	60,820
Accumulated other comprehensive income	513	653
Retained earnings	22,896	20,533
Total stockholders’ equity	85,419	82,034
Total liabilities and stockholders’ equity	$116,586	$111,142

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Three Months Ended December 31,
	2007	2006

Revenue	$59,266	$45,167
Costs and expenses:
Cost of goods sold (excluding amortization)	15,403	8,462
Profit-sharing distributions	20,806	18,729
Technology and operations	9,977	7,843
Sales and marketing	4,133	2,964
General and administrative	4,839	3,436
Amortization of contract intangibles	203	203
Depreciation and amortization	388	273

Total costs and expenses	55,749	41,910

Income from operations	3,517	3,257
Interest income and other income, net	488	598

Income before provision for income taxes	4,005	3,855
Provision for income taxes	(1,642)	(1,542)

Net income	$2,363	$2,313

Basic earnings per common share	$0.08	$0.08

Diluted earnings per common share	$0.08	$0.08

Basic weighted average shares outstanding	27,944,139	27,597,419

Diluted weighted average shares outstanding	28,107,692	28,449,429

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended December 31,
	2007	2006
Operating activities
Net income	$2,363	$2,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	591	476
Stock compensation expense	1,111	364
Provision for doubtful accounts	28	—
Loss (gain) on disposal of property and equipment	4	(4)
Changes in operating assets and liabilities:
Accounts receivable	2,423	818
Inventory	(1,096)	(2,731)
Prepaid expenses and other assets	(274)	(1,173)
Accounts payable	1,510	1,875
Accrued expenses and other	(3,581)	(1,187)
Profit-sharing distributions payable	3,174	450
Customer payables	965	646
Other liabilities	36	885

Net cash provided by operating activities	7,254	2,732
Investing activities
Purchases of short-term investments	(6,336)	(10,332)
Proceeds from the sale of short-term investments	6,129	6,907
Proceeds from the sale of property and equipment	—	4
Increase in goodwill and intangibles	(12)	(7)
Cash paid for acquisitions	—	(10,232)
Purchases of property and equipment	(353)	(807)

Net cash used in investing activities	(572)	(14,467)
Financing activities
Principal repayments of capital lease obligations and debt	(44)	(55)
Proceeds from exercise of common stock options and warrants (net of tax)	49	150
Incremental tax benefit from exercise of common stock options	—	123

Net cash provided by financing activities	5	218
Effect of exchange rate differences on cash and cash equivalents	(118)	129

Net increase (decrease) in cash and cash equivalents	6,569	(11,388)
Cash and cash equivalents at beginning of period	39,954	54,359

Cash and cash equivalents at end of period	$46,523	$42,971
Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,511	$1,143
Cash paid for interest	$1	$2

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for wholesale, surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of December 31, 2007, unaudited consolidated statements of operations for the three months ended December 31, 2007 and 2006 and the unaudited statements of cash flows for the three months ended December 31, 2007 and 2006 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008 or any future period.

Short-Term Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three months ended December 31, 2007 and 2006, the amount of unrealized losses reported in accumulated other comprehensive income was $17,000 and  $24,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under Statement 123(R). The Company’s income before provision for income taxes and net income for the three months ended December 31, 2007 and 2006 were approximately $1,111,000 and $656,000 and $364,000 and $219,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2007 was approximately $13,984,000, which is being recognized over the weighted average vesting period of 36 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% to 65%, dividend rate of 0%, and risk-free interest rates that ranged from 3.13% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate ranging from 11.4% to 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the three months ended December 31, 2007 and 2006 are approximately $0.03 and $0.03, and $0.01 and $0.01, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. We have not included the following stock options in our calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

(a)	for the three months ended December 31, 2007, 2,647,985 options; and

(b)	for the three months ended December 31, 2006, 205,500 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	December 31,
	2007	2006
	(dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	27,944,139	27,597,419
Treasury stock effect of options and warrants	163,553	852,010

Diluted weighted average common shares outstanding	28,107,692	28,449,429

Net income	$2,363	$2,313
Net income per common share:
Basic income per common share	$0.08	$0.08
Diluted income per common share	$0.08	$0.08

3.             Defense Reutilization and Marketing Service Contracts and U.K. Disposal Service Agency Contract

Defense Reutilization and Marketing Service (DRMS) Contracts

The Company’s Surplus Contract (the Surplus Contract) with DRMS expires in June 2008. Under the terms of the Surplus Contract, the Company acquires surplus government property from DRMS at a fixed percentage of the property’s original estimated acquisition value. The Company is required to purchase all surplus government property referred to it by DRMS. The Company then markets the property through its buyer network. Under the terms of the contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract.

As a result of this contract, the Company is the sole remarketer of all U.S. Department of Defense (DoD) surplus turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

The Company’s Scrap Contract (the Scrap Contract) with DRMS expires in June 2012. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. As a result of this contract, the Company is the sole remarketer of all DoD scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

The contracts may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2007.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company was required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, Government Liquidation.com (GL), exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the Surplus Contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract.  Since November 30, 2006, the Company has been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implements under the contract modification, which is referred to as the Surplus Contract incentive. This incentive will be measured quarterly during fiscal year 2008.  On June 1, 2007, the Company agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company’s share of net proceeds under the Surplus Contract by 1%. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the three months ended December 31, 2007 and 2006 were $8,554,000 and $9,489,000, respectively, including accrued amounts, as of December 31, 2007 and 2006, of $3,660,000 and $3,246,000, respectively.

Under the original terms of the Scrap Contract, the Company was required to disburse to DRMS 78.2%, and to KGP 1.8% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution, to the Company under the Scrap Contract, from 20% to 23% effective June 1, 2007, in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. For the three months ended December 31, 2007 and 2006, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $11,721,000 and $8,667,000, including accrued amounts, as of December 31, 2007 and 2006, of $6,369,000 and $4,876,000, respectively.

U.K. Disposal Services Agency (DSA) Contract

Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the three months ended December 31, 2007 and 2006 were $538,000 and $574,000, respectively, including accrued amounts, as of December 31, 2007 and 2006, of $64,000 and $64,000, respectively.

4.             Intangible Assets

Intangible assets at December 31, 2007 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(1,966)	$3,728
Covenants not to compete, and Trademarks	5	844	(236)	608
Total intangible assets, net				$4,336

Future expected amortization of intangible assets at December 31, 2007 was as follows:

Years ending September 30,	(in thousands)
2008 (remaining nine months)	$734
2009	979
2010	964
2011	930
2012 and after	729

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

5.             Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire in March 2008. The Company and its current bank have executed a commitment letter to extend this credit facility through March 2010.

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.5% (6.736% at December 31, 2007) due monthly. As of December 31, 2007 and September 30, 2007, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of December 31, 2007, the Company was in compliance with these covenants.

Note Payable

Debt consisted of the following:

	December 31,	September 30,
	2007	2007
	(unaudited)
	(in thousands)
Note payable—other	—	$48
Less: unamortized debt discount	—	(6)
Subtotal	—	42
Less: current portion of long-term debt	—	(13)
Long-term portion debt	—	$29

6.             Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending September 30, 2008, the Company expects that it will have an effective income tax rate of 41%.

As of December 31, 2007, the Company’s deferred tax assets exceed its deferred tax liabilities. The Company has a net deferred tax asset of approximately $3.8 million at December 31, 2007.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on October 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the UK and Germany. The Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before fiscal 2004, although carryforward of tax attributes that were generated prior to fiscal 2004 may still be adjusted upon examination by tax authorities if they are utilized.

The Company is not currently under audit for income taxes in any jurisdiction.

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

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. During fiscal year 2006, the Company issued options to purchase 1,208,000 shares to employees and directors with exercise prices between $12.89 and $17.63 and options to purchase 97,000 shares were forfeited. At September 30, 2006, there were 3,889,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2007, the Company issued options to purchase 497,585 shares to employees and directors with exercise prices between $12.49 and $20.88 and options to purchase 67,814 shares were forfeited. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2007, the Company issued options to purchase 1,704,904 shares to employees and directors with exercise prices between $10.63 and $13.48 and options to purchase 24,500 shares were forfeited. At December 31, 2007, there were 1,778,825 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2007 and the three months ended December 31, 2007 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2006	1,990,196	$9.48
Options granted	497,585	16.83
Options exercised	(254,451)	4.07
Options canceled	(82,359)	12.07
Options outstanding at September 30, 2007	2,150,971	11.72
Options granted (unaudited)	1,704,904	12.79
Options exercised (unaudited)	(9,889)	5.16
Options canceled (unaudited)	(29,084)	11.95
Options outstanding at December 31, 2007 (unaudited)	3,816,902	12.21
Options exercisable at December 31, 2007 (unaudited)	927,924	9.75

The intrinsic value of outstanding and exercisable options at December 31, 2007 is approximately $2,634,000 and $2,923,000, respectively, based on a stock price of $12.90 on December 31, 2007.

8.             Subsequent Event

During January 2008, the Company completed the acquisition of the stock of Information Management Specialists, Inc. and its GovDeals, Inc. subsidiary for approximately $10 million in cash. GovDeals is an online auction marketplace for the sale of surplus and confiscated items for local and state government entities including city, county and state agencies as well as school boards and public utilities.

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

Overview

About us.  We are a leading online auction marketplace for wholesale, surplus and salvage assets. We enable buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 565,000 to approximately 724,000, or 28.1%.

Recent initiatives.  During January 2008, we completed the acquisition of the stock of Information Management Specialists, Inc. and its GovDeals, Inc. subsidiary for approximately $10 million in cash. GovDeals is an online auction marketplace for the sale of surplus and confiscated items for local and state government entities including city, county and state agencies as well as school boards and public utilities. The acquisition strengthens our business by adding approximately 1,400 new government agency clients, approximately 80,000 new registered buyers and a critical mass of relationships to support new public sector business initiatives. In addition to a specialized sales force focused on building long term relationships with state and local agencies, GovDeals’ business model allows sellers to list their own goods for sale on a consignment fee basis. The acquisition will also allow GovDeals’ sellers to utilize our menu of optional value added services to save costs, improve cycle times and increase revenues.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•      Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 62.8% of our total revenue for the three months ended December 31, 2007. The merchandise sold under our profit-sharing model accounted for approximately 55.1% of our gross merchandise volume, or GMV, for the three months ended December 31, 2007.

•      Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 5.8% of our total revenue for the three months ended December 31, 2007. The merchandise sold under our consignment model accounted for approximately 18.7% of our GMV for the three months ended December 31, 2007.

•      Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller.  Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 26.6% of our total revenue for the three months ended December 31, 2007. The merchandise sold under our purchase model accounted for approximately 23.4% of our GMV for the three months ended December 31, 2007.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended December 31, 2007, we generated approximately 2% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

                Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•      Surplus contract.  In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the Defense Reutilization and Marketing Service (DRMS). Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 29.6% of our total revenue for the three months ended December 31, 2007. The property sold under our Surplus Contract accounted for approximately 25.9% of our GMV for the three months ended December 31, 2007. The Surplus Contract expires in June 2008.

•      Scrap contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. The Scrap Contract accounted for 33.2% of our revenue and 29.2% of our GMV for the three months ended December 31, 2007. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms.

Under the Surplus Contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price.  We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations.  On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property.  Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the Surplus Contract and the DoD was entitled to receive 72.5%.  Since November 30, 2006, we have been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification.  On June 1, 2007, we agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the Surplus Contract by 1%.

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

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated less than 1% of our revenue in the three months ended December 31, 2007. This contract expires in January 2009.

Our UK MoD agreement.  In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less approximately 2% of our revenue in the three months ended December 31, 2007. This contract expires in July 2008, subject to the Ministry’s right to extend the contract for two additional one-year terms.

Our commercial agreements.  We have over 350 corporate clients each of which sells in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2007 totaled $67.6 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2007 we completed approximately 63,000 transactions.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2007, we had approximately 724,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2007, approximately 323,000 total auction participants participated in auctions on our marketplaces.

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

•              During July 2001, we modified the exercise price of 3,402,794 stock options issued to employees. As a result, we are accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited or expire unexercised using variable accounting. Under variable accounting, we revalue compensation costs for the stock options at each reporting period based on changes in the intrinsic value of the stock options. We will continue to revalue compensation costs for the options based on changes in the fair value of our common stock in future periods. As a result, we present a financial measure that adjusts net income and EBITDA for the stock compensation expense that results from the July 2001 modification of these stock options. We believe that it is useful to exclude this expense because it results from a one-time event that requires us to record expense that we are not otherwise required to record in connection with new stock options granted during the same time period. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted the provisions of Statement 123(R), will be accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three months Ended December 31,
	2007	2006
	(In thousands)
	(Unaudited)
Net income	$2,363	$2,313
Interest expense (income) and other expense (income), net	(488)	(598)
Provision for income taxes	1,642	1,542
Amortization of contract intangibles	203	203
Depreciation and amortization	388	273

EBITDA	4,108	3,733
Stock compensation expense	1,111	364

Adjusted EBITDA	$5,219	$4,097

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $15.8 million at December 31, 2007. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Stock-based compensation.  We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.   The Company uses the Black-Scholes option pricing model to estimate the fair values of share-based payments.

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

Interest income and expense and other income, net.  Interest income and expense and other income, net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our notes payable and realized gains or losses on short-term investments.

Income taxes.  During fiscal years 2006 and 2007, we had an effective income tax rate of approximately 40%, which included federal and state income taxes. We estimate that our future effective income tax rate will be approximately 41%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2007	2006
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	26.0	18.7
Profit-sharing distributions	35.1	41.5
Technology and operations	16.8	17.4
Sales and marketing	7.0	6.6
General and administrative	8.2	7.6
Amortization of contract intangibles	0.4	0.4
Depreciation and amortization	0.6	0.6

Total costs and expenses	94.1	92.8

Income from operations	5.9	7.2
Interest income and expense and other income, net	0.9	1.3

Income before provision for income taxes	6.8	8.5
Provision for income taxes	(2.8)	(3.4)

Net income	4.0%	5.1%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Revenue.  Revenue increased $14.1 million, or 31.2%, to $59.3 million for the three months ended December 31, 2007 from $45.2 million for the three months ended December 31, 2006. This increase is primarily due to an increase in the number of completed transactions through our online auction marketplaces. During the same period, the number of completed transactions increased from approximately 49,000 to 63,000, or 28.7%. The amount of gross merchandise volume transacted through our marketplaces increased $14.4 million, or 27.0%, to $67.6 million for the three months ended December 31, 2007 from $53.2 million for the three months ended December 31, 2006. We believe this increase is attributable to our investment in our sales and marketing organization, which resulted in 41.4% growth in our commercial market place over the same period last year. In addition, our scrap business, which generated 33.2% of our revenue and 29.2% of our gross merchandise volume for the three months ended December 31, 2007, grew 57.5% from the three months ended December 31, 2006. The growth of our commercial and scrap businesses was partially offset by a 5.0% decrease in our surplus business, as a result of the reengineering of certain inventory processes, from the three months ended December 31, 2007 compared to the three months ended December 31, 2006. We also benefited from our ability to more effectively market assets to potential buyers; our marketing efforts resulted in an approximate 28.1% increase in registered buyers to approximately 724,000 at December 31, 2007 from approximately 565,000 at December 31, 2006.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $6.9 million, or 82.0%, to $15.4 million for the three months ended December 31, 2007 from $8.5 million for the three months ended December 31, 2006. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 26.0% for the three months ended December 31, 2007 from 18.7% for the three months ended December 31, 2006.  These increases are primarily due to an increase in the volume of goods sold in our marketplace by existing sellers utilizing our purchase model, a ramp up in volume with existing sales programs which resulted in lower inventory turnover, and a mix shift to apparel items, which realized a lower margin during the three months ended December 31, 2007.

Profit-sharing distributions.  Profit-sharing distributions increased $2.1 million, or 11.1%, to $20.8 million for the three months ended December 31, 2007 from $18.7 million for the three months ended December 31, 2006. This increase is a result of the 57.5% growth in our scrap business during the three months ended December 31, 2007 compared to the three months ended December 31, 2006. As a percentage of revenue, profit-sharing distributions decreased to 35.1% for the three months ended December 31, 2007 from 41.5% for the three months ended December 31, 2006. This decrease is a result of a decrease in the amount of profits we are required to pay the DoD under our Surplus Contract, which was modified on September 12, 2006, as well as the Scrap Contract, which was modified on June 1, 2007.  A detailed discussion of the Surplus and Scrap Contract modifications can be found above under “Our Seller Agreements.”

Technology and operations expenses.  Technology and operations expenses increased $2.2 million, or 27.2%, to $10.0 million for the three months ended December 31, 2007 from $7.8 million for the three months ended December 31, 2006. This increase is primarily due to the addition of 92 technology and operations personnel, the majority of whom were needed to support the increased volume of transactions, and merchandise discussed above in our commercial business and an additional 64 operating personnel, who were needed to support our inventory assurance program under the Surplus Contract. As a percentage of revenue, these expenses decreased to 16.8% for the three months ended December 31, 2007 from 17.4% for the three months ended December 31, 2006. This decrease resulted from of our growth in revenue, while leveraging our fixed expenses, such as programming personnel.

Sales and marketing expenses.  Sales and marketing expenses increased $1.1 million, or 39.4%, to $4.1 million for the three months ended December 31, 2007 from $3.0 million for the three months ended December 31, 2006. As a percentage of revenue, these expenses increased to 7.0% for the three months ended December 31, 2007 from 6.6% for the three months ended December 31, 2006. These increases were primarily due to our hiring of 21 additional sales and marketing personnel and $0.2 million in increased expenditures on marketing and promotional activities across our marketplaces.

General and administrative expenses.  General and administrative expenses increased $1.4 million, or 40.8%, to $4.8 million for the three months ended December 31, 2007 from $3.4 million for the three months ended December 31, 2006. As a percentage of revenue, these expenses increased to 8.2% for the three months ended December 31, 2007 from 7.6% for the three months ended December 31, 2006. These increases are primarily due to (1) costs of $0.7 million related to additional accounting, legal, insurance, compliance and other expenses needed to support our growth, (2) expenses of $0.3 million related to the adoption of Statement 123(R) and (3) costs of $0.2 million for travel related expenses associated with business development efforts.

Amortization of contract intangibles.  Amortization of contract intangibles was consistent at $0.2 million for the three months ended December 31, 2007 and 2006, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.1 million, or 42.1%, to $0.4 million for the three months ended December 31, 2007 from $0.3 million for the three months ended December 31, 2006. This increase was due primarily to additional depreciation expense resulting from the purchase of $2.7 million of property and equipment during the fiscal year ended September 30, 2007.

Interest income and expense and other income, net.  Interest income and expense and other income, net decreased $0.1 million, or 18.4%, to $0.5 million for the three months ended December 31, 2007 from $0.6 million for the three months ended December 31, 2006. This decrease is primarily due to a decline in short-term interest rates over the last year.

Provision for income tax expense.  Income tax expense increased $0.1 million, or 6.5%, to $1.6 million for the three months ended December 31, 2007 from $1.5 million for the three months ended December 31, 2006, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $0.1 million, or 2.2%, to $2.4 million for the three months ended December 31, 2007 from $2.3 million for the three months ended December 31, 2006. This increase resulted from our growth in revenue.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2007, we had approximately $46.5 million in cash and cash equivalents, $21.8 million in short-term investments and $29.9 million available under our $30.0 million senior credit facility.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Net cash provided by operating activities increased $4.6 million to $7.3 million for the three months ended December 31, 2007 from $2.7 million for the three months ended December 31, 2006. For the three months ended December 31, 2007, net cash provided by operating activities primarily consisted of net income of $2.4 million, depreciation and amortization expense of $0.6 million, stock compensation expense of $1.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $2.1 million, and a net decrease in accounts receivable, inventory and prepaid assets of $1.1 million. For the three months ended December 31, 2006, net cash provided by operating activities primarily consisted of net income of $2.3 million, depreciation and amortization expense of $0.5 million, net other expenses of $0.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $2.7 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $3.1 million.

Net cash used in investing activities was $0.6 million for the three months ended December 31, 2007 and $14.5 million for the three months ended December 31, 2006. Net cash used in investing activities for the three months ended December 31, 2007 consisted primarily of net purchases of short-term investments of $0.2 million and capital expenditures of $0.4 million for purchases of equipment and leasehold improvements. Net cash used in investing activities for the three months ended December 31, 2006 consisted primarily of net purchases of short-term investments of $3.5 million, capital expenditures of $0.8 million for purchases of equipment and leasehold improvements, and $10.2 million for the purchase of STR, Inc.

Net cash provided by financing activities was $5.0 thousand for the three months ended December 31, 2007 and $0.2 million for the three months ended December 31, 2006.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $2.0 million to $2.5 million in the fiscal year ending September 30, 2008. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2007 were $0.4 million. As of December 31, 2007, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due March 31, 2008. The Company and its current bank have executed a commitment letter to extend this credit facility through March 2010. The senior credit facility bears an annual interest rate of LIBOR plus 1.5%. As of December 31, 2007, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $29.9 million due to an issued Letter of Credit for $100,000; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2007, we were in full compliance with the terms and conditions of our credit agreement.

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

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3) by concluding that companies should disclose their accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The Task Force also concluded that, as of January 1, 2007, companies should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. We collect and remit sales taxes on merchandise that we purchase and sell, and report such amounts under the net method in our consolidated statements of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of December 31, 2007 and September 30, 2007 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of December 31, 2007, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1

Executive Employment Agreement, dated October 2, 2007, by and between the Company and Eric C. Dean, incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 7, 2007.

10.2

Loan Agreement between the Company, Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of the Company) and United Bank, including the first modification to the Loan Agreement, dated as of July 28, 2005; the second modification to the Loan Agreement, dated as of June 19, 2006; the third modification to the Loan Agreement, dated November 2, 2006; the fourth modification to the Loan Agreement, dated February 14, 2007 and the Fifth Modification to the Loan Agreement, dated as of October 17, 2007, incorporated herein by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 7, 2007.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2008.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer