Form 10-Q
period 2008-03-31
LIQUIDITY SERVICES INC
filed 2008-05-09
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 9, 2008 was 27,963,195.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31,	September 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$40,444	$39,954
Short-term investments	21,992	21,655
Accounts receivable, net of allowance for doubtful accounts of $296 and $371 at March 31, 2008 and September 30, 2007, respectively	3,625	5,098
Inventory	16,760	16,467
Prepaid expenses and other current assets	7,043	5,486
Total current assets	89,864	88,660
Property and equipment, net	4,402	4,202
Intangible assets, net	5,143	4,568
Goodwill	19,752	11,446
Other assets	2,775	2,266
Total assets	$121,936	$111,142
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,530	$3,333
Accrued expenses and other current liabilities	5,729	10,299
Profit-sharing distributions payable	9,510	6,919
Customer payables	9,220	6,329
Current portion of capital lease obligations	3	5
Current portion of long-term debt	—	13
Total current liabilities	29,992	26,898
Capital lease obligations, net of current portion	4	5
Long-term debt, net of current portion	—	29
Other long-term liabilities	2,673	2,176
Total liabilities	32,669	29,108
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,961,320 and 27,939,059 shares issued and outstanding at March 31, 2008 and September 30, 2007, respectively	28	28
Additional paid-in capital	63,180	60,820
Accumulated other comprehensive income	517	653
Retained earnings	25,542	20,533
Total stockholders’ equity	89,267	82,034
Total liabilities and stockholders’ equity	$121,936	$111,142

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars in Thousands Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007

Revenue	$62,839	$49,281	$122,105	$94,448
Costs and expenses:
Cost of goods sold (excluding amortization)	16,162	11,539	31,565	20,001
Profit-sharing distributions	22,630	17,890	43,436	36,619
Technology and operations	10,300	8,397	20,277	16,238
Sales and marketing	3,917	3,225	8,050	6,189
General and administrative	5,275	4,049	10,114	7,487
Amortization of contract intangibles	203	203	407	407
Depreciation and amortization	465	309	852	581

Total costs and expenses	58,952	45,612	114,701	87,522

Income from operations	3,887	3,669	7,404	6,926
Interest income (expense) and other income, net	621	551	1,109	1,149

Income before provision for income taxes	4,508	4,220	8,513	8,075
Provision for income taxes	(1,862)	(1,746)	(3,504)	(3,288)

Net income	$2,646	$2,474	$5,009	$4,787

Basic earnings per common share	$0.10	$0.09	$0.18	$0.17

Diluted earnings per common share	$0.10	$0.09	$0.18	$0.17

Basic weighted average shares outstanding	27,951,777	27,708,278	27,947,958	27,652,849

Diluted weighted average shares outstanding	28,261,121	28,526,789	28,184,407	28,463,064

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2008	2007
Operating activities
Net income	$5,009	$4,787
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,259	988
Stock compensation expense	2,263	883
Provision for doubtful accounts	(164)	—
Changes in operating assets and liabilities:
Accounts receivable	1,991	(1,230)
Inventory	(294)	(5,311)
Prepaid expenses and other assets	(1,819)	(3,032)
Accounts payable	1,847	1,391
Accrued expenses and other	(4,570)	(287)
Profit-sharing distributions payable	2,591	2,656
Customer payables	2,892	961
Other long-term liabilities	73	1,048

Net cash provided by operating activities	11,078	2,854
Investing activities
Purchases of short-term investments	(24,749)	(14,397)
Proceeds from the sale of short-term investments	24,288	16,466
Increase in goodwill and intangibles	(23)	(15)
Cash paid for acquisitions, net of cash acquired	(9,389)	(10,232)
Purchases of property and equipment	(754)	(1,668)

Net cash used in investing activities	(10,627)	(9,846)
Financing activities
Principal repayments of capital lease obligations and debt	(46)	(65)
Proceeds from exercise of common stock options and warrants (net of tax)	93	489
Incremental tax benefit from exercise of common stock options	3	700
Net proceeds from the issuance of common stock	—	1,328

Net cash provided by financing activities	50	2,452
Effect of exchange rate differences on cash and cash equivalents	(11)	147

Net increase (decrease) in cash and cash equivalents	490	(4,393)
Cash and cash equivalents at beginning of the period	39,954	54,359

Cash and cash equivalents at end of period	$40,444	$49,966
Supplemental disclosure of cash flow information
Cash paid for income taxes	$7,139	$4,960
Cash paid for interest	$9	$3

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

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of March 31, 2008, unaudited consolidated statements of operations for the three and six months ended March 31, 2008 and 2007 and the unaudited statements of cash flows for the six months ended March 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008 or any future period.

Short-Term Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three- and six-months ended March 31, 2008 and 2007, the amount of unrealized losses and gains reported in accumulated other comprehensive income was $94,000 and $111,000 of loss, and $27,000 and $4,000 of gain, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under Statement 123(R). The Company’s income before provision for income taxes and net income for the three- and six-months ended March 31, 2008 and 2007 was approximately $1,151,000 and $679,000, and $2,263,000 and $1,335,000; and $519,000 and $306,000, and $883,000 and $521,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2008 was approximately $13,113,000, which is being recognized over the weighted average vesting period of 33 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% to 65%, dividend rate of 0%, and risk-free interest rates that ranged from 2.52% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate ranging from 11.4% to 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the three- and six-months ended March 31, 2008 and 2007 were approximately $0.02 and $0.02, and $0.05 and $0.05; and $0.01 and $0.01, and $0.02 and $0.02, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. We have not included the following stock options in our calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

(a)     for the three months ended March 31, 2008, 3,124,244 options;

(b)     for the six months ended March 31, 2008, 2,647,985 options;

(c)     for the three months ended March 31, 2007, 3,000 options; and

(d)     for the six months ended March 31, 2007, 3,000 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,951,777	27,708,278	27,947,958	27,652,849
Treasury stock effect of options and warrants	309,344	818,511	236,449	810,215

Diluted weighted average common shares outstanding	28,261,121	28,526,789	28,184,407	28,463,064

Net income	$2,646	$2,474	$5,009	$4,787
Net income per common share:
Basic income per common share	$0.10	$0.09	$0.18	$0.17
Diluted income per common share	$0.10	$0.09	$0.18	$0.17

3.             Defense Reutilization and Marketing Service Contracts and U.K. Disposal Service Agency Contract

Defense Reutilization and Marketing Service (DRMS) Contracts

The Company’s Surplus Contract (the Surplus Contract) with DRMS expires in June 2008. The Company is in the process of responding to a Request For Proposal (RFP) from the DRMS regarding a renewal of the Surplus Contract. Under the terms of the Surplus Contract, the Company acquires surplus government property from DRMS at a fixed percentage of the property’s original estimated acquisition value. The Company is required to purchase all surplus government property referred to it by DRMS. The Company then markets the property through its buyer network. Under the terms of the contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract.

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

The contracts may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2008.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company was required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, Government Liquidation.com (GL), exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the Surplus Contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract. Since November 30, 2006, the Company has been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implements under the contract modification, which is referred to as the Surplus Contract incentive. This incentive will be measured quarterly during fiscal year 2008. On June 1, 2007, the Company agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company’s share of net proceeds under the Surplus Contract by 1%. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the three- and six-months ended March 31, 2008 and 2007 were $11,066,000, $19,621,000, $7,231,000 and $16,720,000, respectively, including accrued amounts, as of March 31, 2008 and 2007, of $3,818,000 and $2,589,000, respectively.

Under the original terms of the Scrap Contract, the Company was required to disburse to DRMS 78.2%, and to KGP 1.8% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution, to the Company under the Scrap Contract, from 20% to 23% effective June 1, 2007, in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. For the three- and six-months ended March 31, 2008 and 2007, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $11,238,000, $22,959,000, $9,530,000 and $18,197,000, respectively, including accrued amounts, as of March 31, 2008 and 2007, of $5,628,000 and $7,739,000, respectively.

U.K. Disposal Services Agency (DSA) Contract

Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the three- and six-months ended March 31, 2008 and 2007 were $326,000, $864,000, $970,000 and $1,544,000, respectively, including accrued amounts, as of March 31, 2008 and 2007, of $64,000.

4.             GovDeals Acquisition

On January 1, 2008, the Company acquired the stock of Information Management Specialists, Inc. and its GovDeals, Inc. subsidiary for approximately $9,389,000 in cash net of acquired cash of $742,000. GovDeals is an online auction marketplace for the sale of surplus and confiscated items for local and state government entities including city, county and state agencies as well as school boards and public utilities. The operating results of GovDeals have been included in the consolidated financial statements from the date of acquisition.

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, along with customer lists and non-contractual customer relationships. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Goodwill	$8,306
Cash, receivables and other assets	1,342
Covenants not to compete, brand and technology intangibles	1,095
Property and equipment	162
Deferred tax liability	(423)
Other liabilities	(351)
Total consideration	$10,131

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

5.             Intangible Assets

Intangible assets at March 31, 2008 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(2,169)	$3,525
Brand and technology	5	575	(29)	546
Covenants not to compete	5	1,200	(284)	916
Patent and trademarks	3 - 10	175	(19)	156
Total intangible assets, net				$5,143

Future expected amortization of intangible assets at March 31, 2008 was as follows:

Years ending September 30,	(in thousands)
2008 (remaining six months)	$598
2009	1,196
2010	1,182
2011	1,148
2012 and after	1,019

6.             Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire in March 2010.

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.5% (3.986% at March 31, 2008) due monthly. As of March 31, 2008 and September 30, 2007, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of March 31, 2008, the Company was in compliance with these covenants.

Note Payable

Debt consisted of the following:

	March 31,	September 30,
	2008	2007
	(unaudited)
	(in thousands)
Note payable—other	—	$48
Less: unamortized debt discount	—	(6)
Subtotal	—	42
Less: current portion of long-term debt	—	(13)
Long-term portion debt	—	$29

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

As of March 31, 2008, the Company’s deferred tax assets exceeded its deferred tax liabilities. The Company had a net deferred tax asset of approximately $3.2 million at March 31, 2008.

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

8.             Stockholders’ Equity

Common Stock

On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $43,977,000 in conjunction with its initial public offering. On March 13, 2007, the Company issued 100,000 shares of common stock for net proceeds of $1,070,000 in conjunction with its follow-on offering.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. During fiscal year 2006, the Company issued options to purchase 1,208,000 shares to employees and directors with exercise prices between $12.89 and $17.63 and options to purchase 97,000 shares were forfeited. At September 30, 2006, there were 3,889,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2007, the Company issued options to purchase 497,585 shares to employees and directors with exercise prices between $12.49 and $20.88 and options to purchase 67,814 shares were forfeited. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the six months ended March 31, 2008, the Company issued options to purchase 1,750,404 shares to employees and directors with exercise prices between $10.63 and $13.48, and options to purchase 138,220 shares were forfeited. At March 31, 2008, there were 1,847,045 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2007 and the three months ended December 31, 2007 and March 31, 2008 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2006	1,990,196	$9.48
Options granted	497,585	16.83
Options exercised	(254,451)	4.07
Options canceled	(82,359)	12.07
Options outstanding at September 30, 2007	2,150,971	11.72
Options granted (unaudited)	1,704,904	12.79
Options exercised (unaudited)	(9,889)	5.16
Options canceled (unaudited)	(29,084)	11.95
Options outstanding at December 31, 2007 (unaudited)	3,816,902	12.21
Options granted (unaudited)	45,500	12.63
Options exercised (unaudited)	(12,372)	3.41
Options canceled (unaudited)	(119,117)	13.32
Options outstanding at March 31, 2008 (unaudited)	3,730,913	12.21
Options exercisable at March 31, 2008 (unaudited)	1,121,791	10.39

The intrinsic value of outstanding and exercisable options at March 31, 2008 is approximately $2,043,000 and $1,471,000, respectively, based on a stock price of $8.00 on March 31, 2008.

9.             Contingencies

In January 2008, KGP commenced litigation against GL and Surplus Acquisition Venture, LLC (SAV), one of the Company’s other subsidiaries, seeking $1.5 million in damages. KGP claims it is entitled to these damages because of actions GL and SAV took at the direction of DRMS pursuant to an amendment to our Surplus Contract entered into in August 2006. GL and SAV have filed a motion to dismiss this litigation in its entirety and believe they have meritorious defenses in this litigation. In addition, SAV and GL believe they likely would be able to recover their costs and damages arising out of this litigation from DRMS under the terms of the Surplus Contract.

10.          Subsequent Event

On May 1, 2008, the Company acquired the companies in the Geneva Group, including Geneva Industries Ltd., Willen Trading Ltd., and Geneva Auctions Ltd., for approximately $17.2 million in cash and contingent earn-out payments of up to an aggregate of approximately $2.9 million payable over the next three years. The Geneva Group is a leading United Kingdom (UK) based remarketer of reverse supply chain merchandise, including customer returns and overstock merchandise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the successful completion of the Geneva Group acquisition and our ability to integrate the Geneva Group into our existing operations, continue the Geneva Group’s seller relationships and buyer network and realize expected benefits of the acquisition, as well as the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2007. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 613,000 to approximately 892,000, or 45.6%, including GovDeals.

Recent initiatives. On January 1, 2008, we completed the acquisition of the stock of Information Management Specialists, Inc. and its GovDeals, Inc. subsidiary for approximately $9,389,000 in cash net of acquired cash of $742,000. GovDeals is an online auction marketplace for the sale of surplus and confiscated items for local and state government entities including city, county and state agencies as well as school boards and public utilities. The acquisition strengthens our business by adding approximately 1,400 new government agency clients, approximately 80,000 new registered buyers and a critical mass of relationships to support new public sector business initiatives. In addition to a specialized sales force focused on building long term relationships with state and local agencies, GovDeals’ business model allows sellers to list their own goods for sale on a consignment fee basis. The acquisition will also allow GovDeals’ sellers to utilize our menu of optional value added services to save costs, improve cycle times and increase revenues.

On May 1, 2008, we acquired the companies in the Geneva Group, including Geneva Industries Ltd., Willen Trading Ltd., and Geneva Auctions Ltd., for approximately $17.2 million in cash and contingent earn-out payments of up to an aggregate of approximately $2.9 million payable over the next three years. The Geneva Group is a United Kingdom (UK) based remarketer of reverse supply chain merchandise, including customer returns and overstock merchandise. Geneva serves leading UK retailers and manufactures with a product focus on consumer electronics, technology equipment and hard goods general merchandise. We expect that the acquisition will strengthen our business by adding Geneva’s longstanding seller relationships in the European Union (EU) with significant organic growth opportunities, as well as a complementary buyer network of UK based wholesalers and EU exporters developed over the last 18 years. We believe Geneva’s buyer base will augment our marketplace by adding international demand for consumer electronics and general merchandise across all condition categories.

Our revenue. We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•      Profit-sharing model. Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 62.6% and 62.7% of our total revenue for the three- and six-months ended March 31, 2008, respectively. The merchandise sold under our profit-sharing model accounted for approximately 44.6% and 49.2% of our gross merchandise volume, or GMV, for the three- and six-months ended March 31, 2008, respectively.

•      Consignment model. Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.2% and 7.0% of our total revenue for the three- and six-months ended March 31, 2008, respectively. The merchandise sold under our consignment model accounted for approximately 35.6% and 28.3% of our GMV for the three- and six-months ended March 31, 2008, respectively.

•      Purchase model. Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 25.7% and 26.2% of our total revenue for the three- and six-months ended March 31, 2008, respectively. The merchandise sold under our purchase model accounted for approximately 18.3% and 20.5% of our GMV for the three- and six-months ended March 31, 2008, respectively.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended March 31, 2008, we generated less than 2% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements. We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus contract. In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the Defense Reutilization and Marketing Service (DRMS). Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 33.5% and 31.6% of our total revenue for the three- and six-months ended March 31, 2008, respectively. The property sold under our Surplus Contract accounted for approximately 23.9% and 24.8% of our GMV for the three- and six-months ended March 31, 2008, respectively. The Surplus Contract expires in June 2008. We are in the process of responding to a RFP from the DRMS regarding a renewal of the Surplus Contract.

•                  Scrap contract. In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 29.1% and 31.1% of our total revenue for the three- and six-months ended March 31, 2008, respectively. The property sold under our Scrap Contract accounted for approximately 20.7% and 24.4% of our GMV for the three- and six-months ended March 31, 2008, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms.

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

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated less than 1% of our revenue in the three months ended March 31, 2008. This contract expires in January 2009.

Our UK MoD agreement. In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 2% of our revenue in the three months ended March 31, 2008. This contract expires in July 2008, subject to the Ministry’s right to extend the contract for two additional one-year terms.

Our commercial agreements. We have over 340 corporate clients each of which sells in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume. Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three- and six-months ended March 31, 2008 totaled $88.2 million and $155.8 million, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three- and six-months ended March 31, 2008 we completed approximately 91,000 and 154,000 transactions, respectively, which includes three months of GovDeals.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2008, we had approximately 892,000 registered buyers, including GovDeals.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three- and six-months ended March 31, 2008, approximately 463,000 and 786,000 total auction participants participated in auctions on our marketplaces, respectively, which includes three months of GovDeals.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
	(in thousands) (unaudited)
Net income	$2,646	$2,474	$5,009	$4,787
Interest expense (income) and other expense (income), net	(621)	(551)	(1,109)	(1,149)
Provision for income taxes	1,862	1,746	3,504	3,288
Amortization of contract intangibles	203	203	407	407
Depreciation and amortization	465	309	852	581

EBITDA	4,555	4,181	8,663	7,914
Stock compensation expense	1,151	519	2,263	883

Adjusted EBITDA	$5,706	$4,700	$10,926	$8,797

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $24.9 million at March 31, 2008. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	25.7	23.4	25.8	21.1
Profit-sharing distributions	36.0	36.3	35.5	38.8
Technology and operations	16.4	17.1	16.6	17.2
Sales and marketing	6.2	6.6	6.7	6.6
General and administrative	8.4	8.2	8.3	7.9
Amortization of contract intangibles	0.4	0.4	0.4	0.4
Depreciation and amortization	0.7	0.6	0.6	0.6

Total costs and expenses	93.8	92.6	93.9	92.6

Income from operations	6.2	7.4	6.1	7.4
Interest income (expense) and other income, net	1.0	1.1	.9	1.2

Income before provision for income taxes	7.2	8.5	7.0	8.6
Provision for income taxes	(3.0)	(3.5)	(2.9)	(3.5)

Net income	4.2%	5.0%	4.1%	5.1%

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Revenue. Revenue increased $13.5 million, or 27.5%, to $62.8 million for the three months ended March 31, 2008 from $49.3 million for the three months ended March 31, 2007, primarily due to an increase in the number of completed transactions, which increased from approximately 52,000 to 91,000, or 73.6%. The amount of gross merchandise volume increased $28.2 million, or 47.1%, to $88.2 million for the three months ended March 31, 2008 from $60.0 million for the three months ended March 31, 2007, primarily due to (1) our scrap business, which generated 29.1% of our revenue and 20.7% of our gross merchandise volume for the three months ended March 31, 2008, grew 33.2%; (2) our surplus business, which generated 33.5% of our revenue and 23.9% of our gross merchandise volume for the three months ended March 31, 2008, grew 37.8%; and (3) the acquisition of GovDeals completed on January 1, 2008, which generated 1.8% of our revenue and 18.0% of our gross merchandise volume for the three months ended March 31, 2008. We also benefited from our ability to more effectively market assets to potential buyers; our marketing efforts resulted in an approximate 45.6% increase in registered buyers to approximately 892,000 at March 31, 2008 from approximately 613,000 at March 31, 2007, including GovDeals.

Cost of goods sold (excluding amortization). Cost of goods sold (excluding amortization) increased $4.7 million, or 40.1%, to $16.2 million for the three months ended March 31, 2008 from $11.5 million for the three months ended March 31, 2007. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 25.7% from 23.4%. These increases are primarily due to (1) an increase in the volume of goods sold by existing sellers utilizing our purchase model; (2) a ramp up in volume with existing sales programs which resulted in lower inventory turnover; and (3) a mix shift to apparel items, which realized a lower margin during the three months ended March 31, 2008.

Profit-sharing distributions. Profit-sharing distributions increased $4.7 million, or 26.5%, to $22.6 million for the three months ended March 31, 2008 from $17.9 million for the three months ended March 31, 2007, primarily due to 37.8% growth in our surplus business and 33.2% growth in our scrap business. As a percentage of revenue, profit-sharing distributions decreased to 36.0% from 36.3%, primarily due to a decrease in the amount of profits we are required to pay the DoD under our Surplus Contract, which was modified on September 12, 2006, as well as the Scrap Contract, which was modified on June 1, 2007. A detailed discussion of the Surplus and Scrap Contract modifications can be found above under “Our Seller Agreements.”

Technology and operations expenses. Technology and operations expenses increased $1.9 million, or 22.7%, to $10.3 million for the three months ended March 31, 2008 from $8.4 million for the three months ended March 31, 2007, primarily due to (1) the addition of 71 technology and operations personnel, the majority of whom were needed to support the increased volume of transactions and merchandise discussed above; (2) an additional 30 operating personnel, who were needed to support our inventory assurance program under the Surplus Contract; and (3) the acquisition of GovDeals, which was completed on January 1, 2008. As a percentage of revenue, these expenses decreased to 16.4% from 17.1%, primarily due to our growth in revenue, while leveraging our fixed expenses, such as programming personnel.

Sales and marketing expenses. Sales and marketing expenses increased $0.7 million, or 21.5%, to $3.9 million for the three months ended March 31, 2008 from $3.2 million for the three months ended March 31, 2007, primarily due to (1) our hiring of 14 additional sales and marketing personnel; (2) $0.4 million in increased expenditures on marketing and promotional activities across our marketplaces; and (3) the acquisition of GovDeals, which was completed on January 1, 2008. As a percentage of revenue, these expenses decreased to 6.2% from 6.6%, primarily due to our growth in revenue, while leveraging our fixed expenses, such as marketing personnel.

General and administrative expenses. General and administrative expenses increased $1.3 million, or 30.2%, to $5.3 million for the three months ended March 31, 2008 from $4.0 million for the three months ended March 31, 2007. As a percentage of revenue, these expenses increased to 8.4% from 8.2%. These increases are primarily due to (1) costs of $0.2 million related to additional accounting, legal, insurance, compliance and other expenses needed to support our growth; (2) expenses of $0.3 million related to the adoption of Statement 123(R); (3) costs of $0.1 million for travel related expenses associated with business development efforts; and (4) expenses of $0.2 million associated with GovDeals, which was acquired on January 1, 2008.

Amortization of contract intangibles. Amortization of contract intangibles was $0.2 million for the three months ended March 31, 2008 and 2007, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses increased $0.2 million, or 50.5%, to $0.5 million for the three months ended March 31, 2008 from $0.3 million for the three months ended March 31, 2007, primarily due to additional depreciation expense resulting from the purchase of $2.7 million of property and equipment during the fiscal year ended September 30, 2007.

Interest income and expense and other income, net. Interest income and expense and other income, net was consistent at $0.6 million for the three months ended March 31, 2008 and 2007.

Provision for income tax expense. Income tax expense increased $0.2 million, or 6.7%, to $1.9 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007, primarily due to the increase in income before provision for income taxes.

Net income. Net income increased $0.1 million, or 7.0%, to $2.6 million for the three months ended March 31, 2008 from $2.5 million for the three months ended March 31, 2007.

Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Revenue. Revenue increased $27.7 million, or 29.3%, to $122.1 million for the six months ended March 31, 2008 from $94.4 million for the six months ended March 31, 2007, primarily due to an increase in the number of completed transactions from approximately 101,000 to 154,000, or 51.9%. The amount of gross merchandise volume increased $42.6 million, or 37.7%, to $155.8 million for the six months ended March 31, 2008 from $113.2 million for the six months ended March 31, 2007, primarily due to (1) our scrap business, which generated 31.1% of our revenue and 24.4% of our gross merchandise volume for the six months ended March 31, 2008, grew 44.8%; and (2) the acquisition of GovDeals completed on January 1, 2008, which generated 0.9% of our revenue and 10.2% of our gross merchandise volume for the six months ended March 31, 2008. During the last 12 months, we also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces.

Cost of goods sold (excluding amortization). Cost of goods sold (excluding amortization) increased $11.6 million, or 57.8%, to $31.6 million for the six months ended March 31, 2008 from $20.0 million for the six months ended March 31, 2007. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 25.8% from 21.1%. These increases are primarily due to (1) an increase in the volume of goods sold by existing sellers utilizing our purchase model; (2) a ramp up in volume with existing sales programs which resulted in lower inventory turnover; and (3) a mix shift to apparel items, which realized a lower margin during the six months ended March 31, 2008.

Profit-sharing distributions. Profit-sharing distributions increased $6.8 million, or 18.6%, to $43.4 million for the six months ended March 31, 2008 from $36.6 million for the six months ended March 31, 2007, primarily due to 14.4% growth in our surplus business and 44.8% growth in our scrap business. As a percentage of revenue, profit-sharing distributions decreased to 35.5% from 38.8%, primarily due to a decrease in the amount of profits we are required to pay the DoD under our Surplus Contract, which was modified on September 12, 2006, as well as the Scrap Contract, which was modified on June 1, 2007. A detailed discussion of the Surplus and Scrap Contract modifications can be found above under “Our Seller Agreements.”

Technology and operations expenses. Technology and operations expenses increased $4.1 million, or 24.9%, to $20.3 million for the six months ended March 31, 2008 from $16.2 million for the six months ended March 31, 2007, primarily due to (1) the addition of 106 technology and operations personnel, the majority of whom were needed to support the increased volume of transactions and merchandise discussed above; (2) an additional 63 operating personnel, who were needed to support our inventory assurance program under the Surplus Contract; and (3) the acquisition of GovDeals, which was completed on January 1, 2008. As a percentage of revenue, these expenses decreased to 16.6% from 17.2%, primarily due to our growth in revenue, while leveraging our fixed expenses, such as programming personnel.

Sales and marketing expenses. Sales and marketing expenses increased $1.9 million, or 30.1%, to $8.1 million for the six months ended March 31, 2008 from $6.2 million for the six months ended March 31, 2007, primarily due to (1) our hiring of 32 additional sales and marketing personnel; (2) $0.6 million in increased expenditures on marketing and promotional activities across our marketplaces; and (3) the acquisition of GovDeals, which was completed on January 1, 2008. As a percentage of revenue, these expenses were 6.7% for the six months ended March 31, 2008 and 6.6% for the six months ended March 31, 2007.

General and administrative expenses. General and administrative expenses increased $2.6 million, or 35.1%, to $10.1 million for the six months ended March 31, 2008 from $7.5 million for the six months ended March 31, 2007. As a percentage of revenue, these expenses increased to 8.3% from 7.9%. These increases are primarily due to (1) costs of $1.0 million related to additional accounting, legal, insurance, compliance and other expenses needed to support our growth; (2) expenses of $0.4 million related to the adoption of Statement 123(R); (3) costs of $0.3 million for travel related expenses associated with business development efforts; and (4) expenses of $0.2 million associated with GovDeals, which was acquired on January 1, 2008.

Amortization of contract intangibles. Amortization of contract intangibles was $0.4 million for the six months ended March 31, 2008 and 2007, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses. Depreciation and amortization expenses increased $0.3 million, or 46.6%, to $0.9 million for the six months ended March 31, 2008 from $0.6 million for the six months ended March 31, 2007, primarily due to additional depreciation expense resulting from the purchase of $2.7 million of property and equipment during the fiscal year ended September 30, 2007.

Interest income and expense and other income, net. Interest income and expense and other income, net was $1.1 million for the six months ended March 31, 2008 and 2007.

Provision for income tax expense. Income tax expense increased $0.2 million, or 6.6%, to $3.5 million for the six months ended March 31, 2008 from $3.3 million for the six months ended March 31, 2007, primarily due to the increase in income before provision for income taxes.

Net income. Net income increased $0.2 million, or 4.7%, to $5.0 million for the six months ended March 31, 2008 from $4.8 million for the six months ended March 31, 2007.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2008, we had approximately $40.4 million in cash and cash equivalents, $22.0 million in short-term investments and $25.9 million available under our $30.0 million senior credit facility, due to issued letters of credit for $4.1 million.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2008 Compared to Six Months Ended March 31, 2007

Net cash provided by operating activities increased $8.2 million to $11.1 million for the six months ended March 31, 2008 from $2.9 million for the six months ended March 31, 2007. For the six months ended March 31, 2008, net cash provided by operating activities primarily consisted of net income of $5.0 million, depreciation and amortization expense of $1.3 million, stock compensation expense of $2.3 million, and a net increase in accounts payable, accrued expenses and other liabilities of $2.8 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $0.1 million and a decrease in the provision for doubtful accounts of $0.2 million. For the six months ended March 31, 2007, net cash provided by operating activities primarily consisted of net income of $4.8 million, depreciation and amortization expense of $1.0 million, net other expenses of $0.9 million and a net increase in accounts payable, accrued expenses and other liabilities of $5.8 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $9.6 million.

Net cash used in investing activities was $10.6 million for the six months ended March 31, 2008 and $9.8 million for the six months ended March 31, 2007. Net cash used in investing activities for the six months ended March 31, 2008 consisted primarily of net purchases of short-term investments of $0.5 million, $9.4 million for the purchase of GovDeals and capital expenditures of $0.7 million for purchases of equipment and leasehold improvements. Net cash used in investing activities for the six months ended March 31, 2007 consisted primarily of capital expenditures of $1.7 million for purchases of equipment and leasehold improvements, and $10.2 million for the purchase of STR, offset in part by net proceeds from the sale of short-term investments of $2.1 million.

Net cash provided by financing activities was $0.1 million for the six months ended March 31, 2008 and $2.4 million for the six months ended March 31, 2007. Net cash provided by financing activities for the six months ended March 31, 2007 consisted primarily of net proceeds from our follow on public stock offering of $1.3 million and proceeds from the exercise of common stock options including the tax benefit of $1.2 million, offset in part by the repayment of notes payable and lease obligations of $0.1 million.

Capital Expenditures. Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $2.0 million to $2.5 million in the fiscal year ending September 30, 2008. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three- and six-months ended March 31, 2008 were $0.4 million and $0.8 million, respectively. As of March 31, 2008, we had no outstanding commitments for capital expenditures.

Senior credit facility. We maintain a $30.0 million senior credit facility due March 31, 2010. The senior credit facility bears an annual interest rate of LIBOR plus 1.5%. As of March 31, 2008, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $25.9 million due to issued Letters of Credit for $4.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2008, we were in full compliance with the terms and conditions of our credit agreement.

We believe that our existing cash and cash equivalents and short term investments, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value added services and the costs to establish additional distribution centers. We may enter into definitive agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

In June 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) (EITF 06-3) by concluding that companies should disclose their accounting policy (i.e., gross or net presentation) regarding presentation of taxes within the scope of this issue. The Task Force also concluded that, as of January 1, 2007, companies should disclose the amount of such taxes for periods in which these taxes included in gross revenues are considered material. We collect and remit sales taxes on merchandise that we purchase and sell, and report such amounts under the net method in our consolidated statements of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The Company will adopt this statement for its fiscal year beginning October 1, 2009 and it will only impact the accounting for acquisitions we make after its adoption.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of March 31, 2008 and September 30, 2007 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of March 31, 2008, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than three percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factor set forth below and the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2007, which could materially affect our business, financial condition or future results. The risks described in this Quarterly Report and our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

If we are awarded a new surplus contract with less favorable terms than those of the current Surplus Contract, we could experience a significant decrease in our revenue and income.

We depend on our surplus contract with the U.S. Department of Defense for a significant portion of our revenue. If we are not awarded a new Surplus Contract with the DRMS, or if we are awarded a new contract under terms less favorable than those in our current Surplus Contract, we could experience a significant decrease in our revenue and income. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 33.5% and 31.6% of our total revenue for the three- and six-months ended March 31, 2008, respectively. The property sold under our Surplus Contract accounted for approximately 23.9% and 24.8% of our GMV for the three- and six-months ended March 31, 2008, respectively. The Surplus Contract expires in June 2008 and we are currently participating in a competitive bidding process for the award of a new surplus contract.  If we are awarded a new surplus contract, we expect that the new surplus contract will contain certain terms that are different from the terms of the current surplus contract, including, without limitation: (1) a change in the economic structure of the contract, which eliminates the profit sharing terms of the contract, (2) a 36 month term (with two 12 month renewal options) and (3) a mutual termination of the contract for convenience. The proposed terms of the new surplus contract can be found at www.drms.dla.mil/sales/UPSIFBMasterR2.pdf. We can not predict what effect these terms would have on our business if we were awarded a new surplus contract. In addition, we cannot assure you that such terms would not have a material adverse affect on our revenue and earnings.

Item 4. Submission of Matters to a Vote of Security Holders.

The 2008 Annual Meeting of Stockholders of Liquidity Services, Inc. was held on February 14, 2008.

The stockholders voted on proposals (1) to elect two Class II directors and (2) to ratify the Audit Committee of our Board of Directors’ selection of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

Both nominees for election to the Board as Class II directors were elected to serve until the Annual Meeting of Stockholders in 2011 or until their respective successors have been duly elected and qualified, or until the earlier of the director’s death, resignation or retirement. The stockholders also ratified the selection by the Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2008.

The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Election of Directors

Nominee	For	Against

Jaime Mateus-Tique	26,006,972	248,096

Phillip A. Clough	26,006,412	248,656

Ratification of Appointment	For	Against	Abstain

Ratification of appointment of Ernst & Young LLP as independent registered public accounting firm for the fiscal year ending September 30, 2008	25,675,447	8,220	42,022

Item 6. Exhibits.

Exhibit No.	Description
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2008.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer