Form 10-Q
period 2008-06-30
LIQUIDITY SERVICES INC
filed 2008-08-08
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

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
Yes ☐    No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 8, 2008 was 27,990,987.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,	September 30,
	2008	2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,622	$39,954
Short-term investments	726	21,655
Accounts receivable, net of allowance for doubtful accounts of $1,072 and $371 at June 30, 2008 and September 30, 2007, respectively	4,396	5,098
Inventory	16,637	16,467
Prepaid expenses and other current assets	7,119	5,486
Total current assets	79,500	88,660
Property and equipment, net	4,717	4,202
Intangible assets, net	6,088	4,568
Goodwill	36,516	11,446
Other assets	3,034	2,266
Total assets	$129,855	$111,142
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,902	$3,333
Accrued expenses and other current liabilities	7,808	10,299
Profit-sharing distributions payable	8,015	6,919
Customer payables	7,687	6,329
Current portion of capital lease obligations	3	5
Current portion of long-term debt	—	13
Total current liabilities	32,415	26,898
Capital lease obligations, net of current portion	3	5
Long-term debt, net of current portion	—	29
Other long-term liabilities	2,971	2,176
Total liabilities	35,389	29,108
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 27,968,465 and 27,939,059 shares issued and outstanding at June 30, 2008 and September 30, 2007, respectively	28	28
Additional paid-in capital	64,386	60,820
Accumulated other comprehensive income	663	653
Retained earnings	29,389	20,533
Total stockholders’ equity	94,466	82,034
Total liabilities and stockholders’ equity	$129,855	$111,142

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007

Revenue	$71,473	$52,505	$193,579	$146,952
Costs and expenses:
Cost of goods sold (excluding amortization)	19,552	13,291	51,117	33,292
Profit-sharing distributions	24,200	17,559	67,636	54,178
Technology and operations	10,411	8,125	30,689	24,365
Sales and marketing	4,469	3,556	12,519	9,745
General and administrative	5,827	4,704	15,941	12,189
Amortization of contract intangibles	203	203	610	610
Depreciation and amortization	584	355	1,436	935

Total costs and expenses	65,246	47,793	179,948	135,314

Income from operations	6,227	4,712	13,631	11,638
Interest income (expense) and other income, net	292	475	1,402	1,624

Income before provision for income taxes	6,519	5,187	15,033	13,262
Provision for income taxes	(2,672)	(2,134)	(6,176)	(5,422)

Net income	$3,847	$3,053	$8,857	$7,840

Basic earnings per common share	$0.14	$0.11	$0.32	$0.28

Diluted earnings per common share	$0.14	$0.11	$0.32	$0.28

Basic weighted average shares outstanding	27,964,662	27,857,115	27,953,526	27,720,937

Diluted weighted average shares outstanding	28,237,150	28,321,395	28,201,988	28,215,689

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended June 30,
	2008	2007
Operating activities
Net income	$8,857	$7,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,046	1,545
Stock compensation expense	3,440	1,409
Provision for doubtful accounts	(64)	—
Changes in operating assets and liabilities:
Accounts receivable	1,846	(1,519)
Inventory	1,304	(7,821)
Prepaid expenses and other assets	(1,975)	(2,540)
Accounts payable	3,200	247
Accrued expenses and other	(4,537)	2,101
Profit-sharing distributions payable	1,096	(1,519)
Customer payables	1,358	(1,566)
Other long-term liabilities	8	1,062

Net cash provided by (used in) operating activities	16,579	(761)
Investing activities
Purchases of short-term investments	(25,307)	(28,594)
Proceeds from the sale of short-term investments	46,043	21,887
(Decrease) increase in goodwill and intangibles	(41)	12
Cash paid for acquisitions, net of cash acquired	(25,627)	(10,232)
Purchases of property and equipment	(1,242)	(2,282)

Net cash used in investing activities	(6,174)	(19,209)
Financing activities
Principal repayments of capital lease obligations and debt	(46)	(64)
Proceeds from exercise of common stock options and warrants (net of tax)	107	748
Incremental tax benefit from exercise of common stock options	18	781
Net proceeds from the issuance of common stock	—	1,046

Net cash provided by financing activities	79	2,511
Effect of exchange rate differences on cash and cash equivalents	184	203

Net increase (decrease) in cash and cash equivalents	10,668	(17,256)
Cash and cash equivalents at beginning of the period	39,954	54,359

Cash and cash equivalents at end of period	$50,622	$37,103
Supplemental disclosure of cash flow information
Cash paid for income taxes	$9,384	$5,584
Cash paid for interest	$20	$4

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

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of June 30, 2008, unaudited consolidated statements of operations for the three- and nine-months ended June 30, 2008 and 2007 and the unaudited statements of cash flows for the nine months ended June 30, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three- and nine-months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008 or any future period.

Short-Term Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three- and nine-months ended June 30, 2008 and 2007, the amount of unrealized losses reported in accumulated other comprehensive income was $60,000 and $171,000, and $5,000 and $1,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under Statement 123(R). The Company’s income before provision for income taxes and net income for the three- and nine-months ended June 30, 2008 and 2007 was approximately $1,177,000 and $695,000, and $3,440,000 and $2,030,000; and $525,000 and $310,000, and $1,408,000 and $831,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2008 was approximately $12,356,000, which is being recognized over the weighted average vesting period of 33 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% to 65%, dividend rate of 0%, and risk-free interest rates that ranged from 2.52% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate ranging from 11.4% to 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the three- and nine-months ended June 30, 2008 and 2007 were approximately $0.02 and $0.02, and $0.07 and $0.07; and $0.01 and $0.01, and $0.03 and $0.03, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. We issued 10,292 restricted shares at a price of $11.66 during the three months ended June 30, 2008, which we have not included in our calculation of diluted income per share because they resulted in an anti-dilutive effect due to the significant difference between the issuance price and the average market price for the three months ended June 30, 2008. We have also not included the following stock options in our calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

(a)	for the three months ended June 30, 2008, 2,944,100 options;

(b)	for the nine months ended June 30, 2008, 2,335,168 options;

(c)	for the three months ended June 30, 2007, 19,500 options; and

(d)	for the nine months ended June 30, 2007, 19,500 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,964,662	27,857,115	27,953,526	27,720,937
Treasury stock effect of options and restricted stock	272,488	464,280	248,462	494,752

Diluted weighted average common shares outstanding	28,237,150	28,321,395	28,201,988	28,215,689

Net income	$3,847	$3,053	$8,857	$7,840
Net income per common share:
Basic income per common share	$0.14	$0.11	$0.32	$0.28
Diluted income per common share	$0.14	$0.11	$0.32	$0.28

3.             Defense Reutilization and Marketing Service Contracts and U.K. Disposal Service Agency Contract

Defense Reutilization and Marketing Service (DRMS) Contracts

The Company’s Surplus Contract (the Surplus Contract) with DRMS expires in December 2008. The Company responded to a Request For Proposal (RFP) from the DRMS regarding a renewal of the Surplus Contract, and has been awarded the contract. Under the terms of the Surplus Contract, the Company acquires surplus government property from DRMS at a fixed percentage of approximately 3.26% of the property’s original estimated acquisition value. The Company is required to purchase all surplus government property referred to it by DRMS. The Company then markets the property through its buyer network. Under the terms of the current Surplus Contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract.  Under the new Surplus contract, which is expected to begin during the first half of Fiscal Year 2009, the Company will not be required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a fixed percentage price of approximately 3.26% of the DRMS’ acquisition value to be paid for the property.

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

The contracts may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through June 30, 2008.

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company was required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. This generally means that the Company is only required to disburse funds to the extent cash on hand at the Company’s subsidiary, Government Liquidation.com (GL), exceeds the sum of outstanding working capital advances, management’s estimated accrued liabilities, contingent liabilities, and estimated operating expenses for the upcoming month. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the Surplus Contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract.  For property received from November 30, 2006 through June 18, 2008, the Company has been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive is measured quarterly during fiscal year 2008. On June 1, 2007, the Company agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company’s share of net proceeds under the Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the current Surplus Contract through December 19, 2008, as well as increase the Company’s share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the three- and nine-months ended June 30, 2008 and 2007 were $10,892,000, $30,512,000, $7,418,000 and $24,138,000, respectively, including accrued amounts, as of June 30, 2008 and 2007, of $3,777,000 and $2,578,000, respectively.

Under the original terms of the Scrap Contract, the Company was required to disburse to DRMS 78.2%, and to KGP 1.8% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the 12 months ended June 30, 2008, of approximately $1,447,000, in the quarter ended June 30, 2008. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution, to the Company under the Scrap Contract, from 20% to 23% effective June 1, 2007, in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. For the three- and nine-months ended June 30, 2008 and 2007, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $12,838,000, $35,797,000, $9,332,000 and $27,529,000, respectively, including accrued amounts, as of June 30, 2008 and 2007, of $4,173,000 and $3,573,000, respectively.

U.K. Disposal Services Agency (DSA) Contract

Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the three- and nine-months ended June 30, 2008 and 2007 were $470,000, $1,334,000, $583,000 and $1,779,000, respectively, including accrued amounts, as of June 30, 2008 and 2007, of $65,000.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

4.             Acquisitions

GovDeals

On January 1, 2008, the Company acquired the stock of Information Management Specialists, Inc. and its GovDeals, Inc. subsidiary for approximately $9,399,000 in cash net of acquired cash of $742,000. GovDeals is an online auction marketplace for the sale of surplus and confiscated items for local and state government entities including city, county and state agencies as well as school boards and public utilities. The operating results of GovDeals have been included in the consolidated financial statements from the date of acquisition.

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, along with customer lists and non-contractual customer relationships. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Goodwill	$8,316
Cash, receivables and other assets	1,342
Covenants not to compete, brand and technology intangibles	1,095
Property and equipment	162
Deferred tax liability	(423)
Other liabilities	(351)
Total consideration	$10,141

Geneva

On May 1, 2008, the Company acquired the stock of the companies in the Geneva Group (Geneva), including Geneva Industries Ltd., Willen Trading Ltd., and Geneva Auctions Ltd., for approximately $16,238,000 million in cash net of acquired cash, of $925,000. In addition, the Company may be required to pay contingent earn-out payments of up to an aggregate of approximately $2.9 million payable over the next three years, which will be recorded when the Company determines that such payments are probable. The Geneva Group is a leading United Kingdom (UK) based remarketer of reverse supply chain merchandise, including customer returns and overstock merchandise. The operating results of Geneva have been included in the consolidated financial statements from the date of acquisition.

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, along with customer lists and non-contractual customer relationships. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Goodwill	$16,754
Cash, receivables and other assets	1,829
Inventory	1,475
Covenants not to compete and technology intangibles	1,298
Property and equipment	233
Deferred tax liability	(364)
Other liabilities	(4,062)
Total consideration	$17,163

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

5.             Intangible Assets

Intangible assets at June 30, 2008 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(2,372)	$3,322
Brand and technology	3 - 5	688	(63)	625
Covenants not to compete	3 - 5	2,385	(401)	1,984
Patent and trademarks	3 - 10	183	(26)	157
Total intangible assets, net				$6,088

Future expected amortization of intangible assets at June 30, 2008 was as follows:

Years ending September 30,	(in thousands)

2008 (remaining three months)	$408
2009	1,633
2010	1,619
2011	1,403
2012 and after	1,025

6.             Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire in March 2010.

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.5% (4.811% at June 30, 2008) due monthly. As of June 30, 2008 and September 30, 2007, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of June 30, 2008, the Company was in compliance with these covenants.

Note Payable

Debt consisted of the following:

September 30,
2007
(in thousands)

Note payable—other	$48
Less: unamortized debt discount	(6)
Subtotal	42
Less: current portion of long-term debt	(13)
Long-term portion debt	$29

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

As of June 30, 2008, the Company’s deferred tax assets exceeded its deferred tax liabilities. The Company had a net deferred tax asset of approximately $3.4 million at June 30, 2008.

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

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. During fiscal year 2006, the Company issued options to purchase 1,208,000 shares to employees and directors with exercise prices between $12.89 and $17.63 and options to purchase 97,000 shares were forfeited. At September 30, 2006, there were 3,889,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2007, the Company issued options to purchase 497,585 shares to employees and directors with exercise prices between $12.49 and $20.88 and options to purchase 67,814 shares were forfeited. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the nine months ended June 30, 2008, the Company issued options to purchase 1,844,232 shares to employees and directors with exercise prices between $8.40 and $13.48, and options to purchase 378,692 shares were forfeited. During the three months ended June 30, 2008, the Company issued 10,292 restricted shares at a price of $11.66. At June 30, 2008, there were 1,993,689 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements – (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2007 and the three months ended December 31, 2007, March 31, 2008 and June 30, 2008 is as follows:

	Options	Weighted-Average Exercise Price
Options outstanding at September 30, 2006	1,990,196	$9.48
Options granted	497,585	16.83
Options exercised	(254,451)	4.07
Options canceled	(82,359)	12.07
Options outstanding at September 30, 2007	2,150,971	11.72
Options granted (unaudited)	1,704,904	12.79
Options exercised (unaudited)	(9,889)	5.16
Options canceled (unaudited)	(29,084)	11.95
Options outstanding at December 31, 2007 (unaudited)	3,816,902	12.21
Options granted (unaudited)	45,500	12.63
Options exercised (unaudited)	(12,372)	3.41
Options canceled (unaudited)	(119,117)	13.32
Options outstanding at March 31, 2008 (unaudited)	3,730,913	12.21
Options granted (unaudited)	93,828	10.50
Options exercised (unaudited)	(7,145)	2.39
Options canceled (unaudited)	(243,390)	16.10
Options outstanding at June 30, 2008 (unaudited)	3,574,206	11.92
Options exercisable at June 30, 2008 (unaudited)	1,120,023	10.44

The intrinsic value of outstanding and exercisable options at June 30, 2008 is approximately $4,409,000 and $1,221,000, respectively, based on a stock price of $11.53 on June 30, 2008.

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

10.          Subsequent Event

                On July 31, 2008 the Company was awarded the new Surplus Contract, which has an initial term of three years and includes two optional one year terms. Under the new Surplus Contract, which is expected to begin during the first half of Fiscal Year 2009, the Company will not be required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a  fixed percentage price of approximately 3.26% of the DRMS’ acquisition value to be paid for the property.

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

We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 649,000 to approximately 948,000, or 46.1%, including GovDeals and Geneva.

Recent initiatives.  On May 1, 2008, we acquired the stock of the companies in the Geneva Group, including Geneva Industries Ltd., Willen Trading Ltd., and Geneva Auctions Ltd., for approximately $16,238,000 million in cash, net of acquired cash of $925,000 and contingent earn-out payments of up to an aggregate of approximately $2.9 million payable over the next three years.  The Geneva Group is a United Kingdom (UK) based remarketer of reverse supply chain merchandise, including customer returns and overstock merchandise. Geneva serves leading UK retailers and manufactures with a product focus on consumer electronics, technology equipment and hard goods general merchandise. We expect that the acquisition will strengthen our business by adding Geneva’s longstanding seller relationships in the European Union (EU) with significant organic growth opportunities, as well as a complementary buyer network of UK based wholesalers and EU exporters developed over the last 18 years.  We believe Geneva’s buyer base will augment our marketplace by adding international demand for consumer electronics and general merchandise across all condition categories

On May 13, 2008, the DoD agreed to extend the current Surplus Contract through December 19, 2008, as well as increase our share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract.  Under the new Surplus Contract, which is expected to begin during the first half of Fiscal Year 2009, we will not be required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a fixed percentage price of approximately 3.26% of the DRMS’ acquisition value to be paid for the property.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•

Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 62.2% and 62.5% of our total revenue for the three- and nine-months ended June 30, 2008, respectively. The merchandise sold under our profit-sharing model accounted for approximately 42.6% and 46.5% of our gross merchandise volume, or GMV, for the three- and nine-months ended June 30, 2008, respectively.

•

Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.0% and 7.5% of our total revenue for the three- and nine-months ended June 30, 2008, respectively. The merchandise sold under our consignment model accounted for approximately 37.7% and 32.0% of our GMV for the three- and nine-months ended June 30, 2008, respectively.

•

Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller.  Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 22.3% and 24.7% of our total revenue for the three- and nine-months ended June 30, 2008, respectively. The merchandise sold under our purchase model accounted for approximately 15.3% and 18.4% of our GMV for the three- and nine-months ended June 30, 2008, respectively.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended June 30, 2008, we generated less than 2% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•

Surplus contract.  In June 2001, we were awarded the CV2 contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the Defense Reutilization and Marketing Service (DRMS). Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 29.8% and 30.9% of our total revenue for the three- and nine-months ended June 30, 2008, respectively. The property sold under our Surplus Contract accounted for approximately 20.4% and 23.0% of our GMV for the three- and nine-months ended June 30, 2008, respectively. On May 13, 2008, the DoD agreed to extend the current Surplus Contract through December 19, 2008. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract.

•

Scrap contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 32.4% and 31.6% of our total revenue for the three- and nine-months ended June 30, 2008, respectively. The property sold under our Scrap Contract accounted for approximately 22.2% and 23.5% of our GMV for the three- and nine-months ended June 30, 2008, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms.

Under the Surplus Contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property.  Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the Surplus Contract and the DoD was entitled to receive 72.5%.  For property received from November 30, 2006 through June 18, 2008, we have been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive is measured quarterly during fiscal year 2008. On June 1, 2007, we agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the Surplus Contract by 1%.  On May 13, 2008, the DoD agreed to extend the current Surplus Contract through December 19, 2008, as well as increase our share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008.

Under the Scrap Contract, we also have a small business performance incentive based on the number of scrap buyers that are small businesses that allows us to receive up to an additional 2% of the profit sharing distribution. On May 21, 2007, we entered into a bilateral contract modification under which the DoD agreed to increase the profit-sharing distribution for the Scrap Contract from 20% to 23% effective June 1, 2007, in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold.

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated less than 1% of our revenue in the three months ended June 30, 2008. This contract expires in January 2009.

Our UK MoD agreement.  In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 2% of our revenue in the three months ended June 30, 2008. This contract expires in July 2009, subject to the Ministry’s right to extend the contract for an additional one-year term.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three- and nine-months ended June 30, 2008 totaled $104.2 million and $260.0 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three- and nine-months ended June 30, 2008 we completed approximately 108,000 and 262,000 transactions, respectively, which includes six months of GovDeals and two months of Geneva.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2008, we had approximately 948,000 registered buyers, including GovDeals and Geneva.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three- and nine-months ended June 30, 2008, approximately 499,000 and 1,285,000 total auction participants participated in auctions on our marketplaces, respectively, which includes six months of GovDeals and two months of Geneva.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
	(in thousands) (unaudited)
Net income	$3,847	$3,053	$8,857	$7,840
Interest expense (income) and other expense (income), net	(292)	(475)	(1,402)	(1,624)
Provision for income taxes	2,672	2,134	6,176	5,422
Amortization of contract intangibles	203	203	610	610
Depreciation and amortization	584	355	1,436	935

EBITDA	7,014	5,270	15,677	13,183
Stock compensation expense	1,177	526	3,440	1,409

Adjusted EBITDA	$8,191	$5,796	$19,117	$14,592

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $42.6 million at June 30, 2008. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Stock-based compensation.  We account for stock-based compensation in accordance with SFAS No. 123 (revised 2004), Share-Based Payment (Statement 123(R)), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values.   We use the Black-Scholes option pricing model to estimate the fair values of share-based payments.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2007	2008	2007
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	27.4	25.3	26.4	22.7
Profit-sharing distributions	33.9	33.4	34.9	36.9
Technology and operations	14.6	15.5	15.8	16.6
Sales and marketing	6.3	6.8	6.5	6.6
General and administrative	8.2	9.0	8.2	8.3
Amortization of contract intangibles	0.4	0.4	0.4	0.4
Depreciation and amortization	0.6	0.6	0.7	0.6

Total costs and expenses	91.4	91.0	92.9	92.1

Income from operations	8.6	9.0	7.1	7.9
Interest income (expense) and other income, net	0.5	0.9	0.7	1.1

Income before provision for income taxes	9.1	9.9	7.8	9.0
Provision for income taxes	(3.7)	(4.1)	(3.2)	(3.7)

Net income	5.4%	5.8%	4.6%	5.3%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Revenue.  Revenue increased $19.0 million, or 36.1%, to $71.5 million for the three months ended June 30, 2008 from $52.5 million for the three months ended June 30, 2007, primarily due to an increase in the number of completed transactions, which increased from approximately 54,000 to 108,000, or 100.7%. The amount of gross merchandise volume increased $41.9 million, or 67.2%, to $104.2 million for the three months ended June 30, 2008 from $62.3 million for the three months ended June 30, 2007, primarily due to (1) our scrap business, which generated 32.4% of our revenue and 22.2% of our gross merchandise volume for the three months ended June 30, 2008, grew 50.9%; (2) our surplus business, which generated 29.8% of our revenue and 20.4% of our gross merchandise volume for the three months ended June 30, 2008, grew 35.0%; (3) the acquisition of GovDeals, completed on January 1, 2008, which generated 2.1% of our revenue and 20.0% of our gross merchandise volume for the three months ended June 30, 2008; and (4) the acquisition of Geneva, which was completed on May 1, 2008. We also benefited from our ability to more effectively market assets to potential buyers; our marketing efforts resulted in an approximate 46.1% increase in registered buyers to approximately 948,000 at June 30, 2008 from approximately 649,000 at June 30, 2007, including GovDeals and Geneva.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $6.3 million, or 47.1%, to $19.6 million for the three months ended June 30, 2008 from $13.3 million for the three months ended June 30, 2007. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 27.4% from 25.3%. These increases are primarily due to (1) an increase in the volume of goods sold by existing sellers utilizing our purchase model; (2) a mix shift to apparel items, which realized a lower margin during the three months ended June 30, 2008; and (3) the acquisition of Geneva, which was completed on May 1, 2008 and utilizes the purchase model.

Profit-sharing distributions.  Profit-sharing distributions increased $6.6 million, or 37.8%, to $24.2 million for the three months ended June 30, 2008 from $17.6 million for the three months ended June 30, 2007. As a percentage of revenue, profit-sharing distributions increased to 33.9% from 33.4%. These increases are primarily due to 35.0% growth in our surplus business and 50.9% growth in our scrap business.

Technology and operations expenses.  Technology and operations expenses increased $2.3 million, or 28.1%, to $10.4 million for the three months ended June 30, 2008 from $8.1 million for the three months ended June 30, 2007, primarily due to (1) the addition of 74 technology and operations personnel, the majority of whom were needed to support the increased volume of transactions and merchandise discussed above; (2) the acquisition of GovDeals, which was completed on January 1, 2008; and (3) the acquisition of Geneva, which was completed on May 1, 2008. As a percentage of revenue, these expenses decreased to 14.6% from 15.5%, primarily due to our growth in revenue, while leveraging our fixed expenses, such as programming personnel.

Sales and marketing expenses.  Sales and marketing expenses increased $0.9 million, or 25.7%, to $4.5 million for the three months ended June 30, 2008 from $3.6 million for the three months ended June 30, 2007, primarily due to (1) our hiring of 23 additional sales and marketing personnel; (2) $0.5 million in increased expenditures on marketing and promotional activities across our marketplaces; and (3) the acquisition of GovDeals, which was completed on January 1, 2008. As a percentage of revenue, these expenses decreased to 6.3% from 6.8%, primarily due to our growth in revenue, while leveraging our fixed expenses, such as marketing personnel.

General and administrative expenses.  General and administrative expenses increased $1.1 million, or 23.9%, to $5.8 million for the three months ended June 30, 2008 from $4.7 million for the three months ended June 30, 2007, primarily due to (1) expenses of $0.2 million related to the adoption of Statement 123(R); (2) costs of $0.1 million for travel related expenses associated with business development efforts; (3) expenses of $0.2 million associated with GovDeals, which was acquired on January 1, 2008; and (4) expenses of $0.3 million associated with Geneva, which was acquired on May 1, 2008. As a percentage of revenue, these expenses decreased to 8.2% from 9.0%, primarily due to our growth in revenue, while leveraging our fixed expenses, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended June 30, 2008 and 2007, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.2 million, or 64.8%, to $0.6 million for the three months ended June 30, 2008 from $0.4 million for the three months ended June 30, 2007, primarily due to additional depreciation expense resulting from the purchase of $2.7 million of property and equipment during the fiscal year ended September 30, 2007.

Interest income and expense and other income, net.  Interest income and expense and other income, net decreased $0.2 million, or 38.4%, to $0.3 million for the three months ended June 30, 2008 from $0.5 million for the three months ended June 30, 2007, primarily due to (1) a reduction in the cash balance due to the recent GovDeals and Geneva acquisitions and (2) a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense increased $0.6 million, or 25.2%, to $2.7 million for the three months ended June 30, 2008 from $2.1 million for the three months ended June 30, 2007, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $0.8 million, or 26.0%, to $3.8 million for the three months ended June 30, 2008 from $3.0 million for the three months ended June 30, 2007.

Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Revenue.  Revenue increased $46.6 million, or 31.7%, to $193.6 million for the nine months ended June 30, 2008 from $147.0 million for the nine months ended June 30, 2007, primarily due to an increase in the number of completed transactions from approximately 155,000 to 262,000, or 68.8%. The amount of gross merchandise volume increased $84.5 million, or 48.1%, to $260.0 million for the nine months ended June 30, 2008 from $175.5 million for the nine months ended June 30, 2007, primarily due to (1) our scrap business, which generated 31.6% of our revenue and 23.5% of our gross merchandise volume for the nine months ended June 30, 2008, grew 47.1%; and (2) the acquisition of GovDeals completed on January 1, 2008, which generated 1.4% of our revenue and 14.1% of our gross merchandise volume for the nine months ended June 30, 2008. During the last 12 months, we also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $17.8 million, or 53.5%, to $51.1 million for the nine months ended June 30, 2008 from $33.3 million for the nine months ended June 30, 2007. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 26.4% from 22.7%. These increases are primarily due to (1) an increase in the volume of goods sold by existing sellers utilizing our purchase model; (2) a ramp up in volume with existing sales programs which resulted in lower inventory turnover; and (3) a mix shift to apparel items, which realized a lower margin during the nine months ended June 30, 2008.

Profit-sharing distributions.  Profit-sharing distributions increased $13.4 million, or 24.8%, to $67.6 million for the nine months ended June 30, 2008 from $54.2 million for the nine months ended June 30, 2007, primarily due to 21.0% growth in our surplus business and 47.1% growth in our scrap business. As a percentage of revenue, profit-sharing distributions decreased to 34.9% from 36.9%, primarily due to a decrease in the amount of profits we are required to pay the DoD under our Surplus Contract, which was modified on September 12, 2006, as well as the Scrap Contract, which was modified on June 1, 2007.  A detailed discussion of the Surplus and Scrap Contract modifications can be found above under “Our Seller Agreements.”

Technology and operations expenses.  Technology and operations expenses increased $6.3 million, or 26.0%, to $30.7 million for the nine months ended June 30, 2008 from $24.4 million for the nine months ended June 30, 2007, primarily due to (1) the addition of 120 technology and operations personnel, the majority of whom were needed to support the increased volume of transactions and merchandise discussed above; (2) an additional 63 operating personnel, who were needed to support our inventory assurance program under the Surplus Contract; and (3) the acquisition of GovDeals, which was completed on January 1, 2008. As a percentage of revenue, these expenses decreased to 15.8% from 16.6%, primarily due to our growth in revenue, while leveraging our fixed expenses, such as programming personnel.

Sales and marketing expenses.  Sales and marketing expenses increased $2.8 million, or 28.5%, to $12.5 million for the nine months ended June 30, 2008 from $9.7 million for the nine months ended June 30, 2007, primarily due to (1) our hiring of 45 additional sales and marketing personnel; (2) $1.2 million in increased expenditures on marketing and promotional activities across our marketplaces; and (3) the acquisition of GovDeals, which was completed on January 1, 2008. As a percentage of revenue, these expenses were 6.5% for the nine months ended June 30, 2008 and 6.6% for the nine months ended June 30, 2007.

General and administrative expenses.  General and administrative expenses increased $3.7 million, or 30.8%, to $15.9 million for the nine months ended June 30, 2008 from $12.2 million for the nine months ended June 30, 2007, primarily due to (1) costs of $0.9 million related to additional accounting, legal, insurance, compliance and other expenses needed to support our growth; (2) expenses of $0.6 million related to the adoption of Statement 123(R); (3) costs of $0.2 million for travel related expenses associated with business development efforts; (4) expenses of $0.5 million associated with GovDeals, which was acquired on January 1, 2008; and (5) expenses of $0.3 million associated with Geneva, which was acquired on May 1, 2008. As a percentage of revenue, these expenses were 8.2% for the nine months ended June 30, 2008 and 8.3% for the nine months ended June 30, 2007.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.6 million for the nine months ended June 30, 2008 and 2007, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.5 million, or 53.6%, to $1.4 million for the nine months ended June 30, 2008 from $0.9 million for the nine months ended June 30, 2007, primarily due to additional depreciation expense resulting from the purchase of $2.7 million of property and equipment during the fiscal year ended September 30, 2007.

Interest income and expense and other income, net.  Interest income and expense and other income, net decreased $0.2 million, or 13.7%, to $1.4 million for the nine months ended June 30, 2008 from $1.6 million for the nine months ended June 30, 2007, primarily due to (1) a reduction in the cash balance due to the recent GovDeals and Geneva acquisitions and (2) a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense increased $0.8 million, or 13.9%, to $6.2 million for the nine months ended June 30, 2008 from $5.4 million for the nine months ended June 30, 2007, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $1.0 million, or 13.0%, to $8.9 million for the nine months ended June 30, 2008 from $7.9 million for the nine months ended June 30, 2007.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2008, we had approximately $50.6 million in cash and cash equivalents, $0.7 million in short-term investments and $25.9 million available under our $30.0 million senior credit facility, due to issued letters of credit for $4.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2008 Compared to Nine Months Ended June 30, 2007

Net cash provided by operating activities increased $17.4 million to $16.6 million for the nine months ended June 30, 2008 from $0.8 million of net cash used in operating activities for the nine months ended June 30, 2007. For the nine months ended June 30, 2008, net cash provided by operating activities primarily consisted of net income of $8.9 million, depreciation and amortization expense of $2.1 million, stock compensation expense of $3.4 million, a net decrease in accounts receivable, inventory and prepaid assets of $1.2 million and a net increase in accounts payable, accrued expenses and other liabilities of $1.1 million, offset in part by a decrease in the provision for doubtful accounts of $0.1 million. For the nine months ended June 30, 2007, net cash used in operating activities primarily consisted of net income of $7.8 million, depreciation and amortization expense of $1.6 million, stock compensation expense of $1.4 million and a net increase in accounts payable, accrued expenses and other liabilities of $0.3 million, primarily offset by an increase in inventory of $7.8 million and accounts receivable and prepaid expenses and other assets of $4.1 million.

Net cash used in investing activities was $6.2 million for the nine months ended June 30, 2008 and $19.2 million for the nine months ended June 30, 2007. Net cash used in investing activities for the nine months ended June 30, 2008 consisted primarily of $25.6 million for the purchase of GovDeals and Geneva and capital expenditures of $1.3 million for purchases of equipment and leasehold improvements, offset in part by net proceeds from sales of short-term investments of $20.7 million. Net cash used in investing activities for the nine months ended June 30, 2007 consisted primarily of capital expenditures of $2.3 million for purchases of equipment and leasehold improvements, $10.2 million for the purchase of STR and net purchases of short-term investments of $6.7 million.

Net cash provided by financing activities was $0.1 million for the nine months ended June 30, 2008 and $2.5 million for the nine months ended June 30, 2007. Net cash provided by financing activities in the nine months ended June 30, 2007 consisted primarily of net proceeds from our follow on public stock offering of $1.1 million and proceeds from the exercise of common stock options including the tax benefit of $1.5 million, offset in part by the repayment of notes payable and lease obligations of $0.1 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $1.5 million to $2.0 million in the fiscal year ending September 30, 2008. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three- and nine-months ended June 30, 2008 were $0.5 million and $1.3 million, respectively. As of June 30, 2008, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due March 31, 2010. The senior credit facility bears an annual interest rate of LIBOR plus 1.5%. As of June 30, 2008, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $25.9 million due to issued letters of credit for $4.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2008, we were in full compliance with the terms and conditions of our credit agreement.

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

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. We will adopt this statement for fiscal year beginning October 1, 2009 and it will only impact the accounting for acquisitions we make after its adoption, except for the amendment related to income taxes, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS No. 141(R).

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of June 30, 2008 and September 30, 2007 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of June 30, 2008, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than five percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

We could experience a significant decrease in our revenue and earnings under our new Surplus Contract, which contains certain terms that are different from those of the current Surplus Contract.

We depend on our current Surplus Contract with the U.S. Department of Defense for a significant portion of our revenue and earnings and may experience a significant decrease in our revenue and earnings under our new Surplus Contract. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 29.8% and 30.9% of our total revenue for the three- and nine-months ended June 30, 2008, respectively. The property sold under our current Surplus Contract accounted for approximately 20.4% and 23.0% of our GMV for the three- and nine-months ended June 30, 2008, respectively. Our current Surplus Contract with the DRMS will expire on December 19, 2008; we expect to commence operations under our new Surplus Contract, which we were awarded on July 31, 2008, during the first half of our fiscal year 2009. The new Surplus Contract contains certain terms that are different from the terms of the current Surplus Contract, including, without limitation: (1) a change in the economic structure of the contract, which eliminates the profit sharing terms of the contract and requires us to bear all of our costs for the merchandising and resale of the property sold to us under the new Surplus Contract; (2) a requirement that we purchase all useable surplus property offered for sale to us by the DRMS under the new Surplus Contract; (3) a provision granting broad discretion to the DRMS to determine what property will be made available for sale to us under the New Surplus Contract; (4) a provision granting authority to the DRMS to retrieve or restrict property previously sold to us under the New Surplus Contract for national security reasons or if the property is otherwise needed to support the mission of the U.S. Department of Defense; (5) a 36 month term (with two 12 month renewal options exercisable by the DRMS) and (6) a mutual termination of the contract for convenience. The terms of the new Surplus Contract can be found in Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008. We can not predict what effect these terms will have on our business and we cannot assure you that such terms will not have a material adverse affect on our revenue and earnings. We may incur additional expense if our competitors protest or challenge the award of a new surplus contract to us.  Any such challenge could result in a requirement that we resubmit our bid in a new bidding process for the contract and/or the termination of the award of the new contract to us.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other.

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

10.1

Supplemental Agreement, dated as of May 13, 2008, relating to Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002) between Surplus Acquisition Venture, LLC (a wholly owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2008.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer