Form 10-K
period 2008-09-30
LIQUIDITY SERVICES INC
filed 2008-12-08
CIK 1235468

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to
Commission file number 0-51813

LIQUIDITY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2209244
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
1920 L Street, N.W., 6th Floor, Washington, D.C.	20036
(Address of Principal Executive Offices)	(Zip Code)
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2008 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $100,706,608.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of December 8, 2008 was 28,033,861.

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

 PART I

Item 1.    Business.

Overview

        We are a leading online auction marketplace for wholesale surplus and salvage assets. We enable buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of wholesale surplus and salvage assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

        We believe our ability to create liquid marketplaces for wholesale surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2008, the number of registered buyers grew from approximately 685,000 to approximately 999,000, or 46.0%. During the past three fiscal years, we have conducted over 777,000 online transactions generating approximately $766 million in gross merchandise volume. Approximately 81% of our initial listings have resulted in a completed cash sale during the past three fiscal years.

        In the fiscal year ended September 30, 2008, we generated revenue of $263.9 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our revenue has grown at a compound annual growth rate of approximately 37% since fiscal year 2004. Additionally, we have been profitable and cash flow positive for each quarter since the fourth quarter of fiscal year 2002.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in the reverse supply chain process. The reverse supply chain addresses the redeployment and remarketing of wholesale surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods from both the corporate and government sectors. According to the National Retail Federation, a retail industry association, the total value of merchandise returned in the United States for 2008 is estimated to be $219 billion up approximately 23% from $178 billion in 2007.

        The supply of wholesale surplus and salvage assets in the reverse supply chain results from a number of factors, including:

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

        A significant number of professional buyers seek wholesale surplus and salvage assets. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms and small businesses. Traditionally, these buyers have had limited access to large sellers of surplus assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:

  •
  global access to an available supply of desired assets;

  •
  efficient and inexpensive sourcing processes;

  •
  a professionally managed central marketplace;

  •
  detailed information and product description for the offered goods; and

  •
  pricing transparency or ability to compare asset prices.

        The Internet has emerged as a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation (IDC), a provider of global IT research and advice, estimates global business-to-business, or B2B, e-commerce will increase at a compound annual growth rate of 27.9% between 2004 and 2009 from $2,176 billion to $7,446 billion. (Source: IDC, Worldwide Internet Usage and Commerce 2005-2009 Forecast Version 10.1, Doc #34256, October 2005). We believe professional buyers of wholesale surplus and salvage assets increasingly will use the Internet to identify and source goods available for immediate purchase.

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

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents. As of September 30, 2008, we had aggregated approximately 999,000 registered buyers in our marketplaces. Aggregating this level of buyer demand enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2008 we had approximately 1,751,000 auction participants in our online auctions from our registered buyers. During fiscal year 2008, we grew our registered buyer base by 46.0% or approximately 314,000. As buyers continue to discover and use our online trading platform as an effective method to source assets, we believe our marketplaces become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Competitive Factors

        We have created liquid marketplaces for virtually any type, quantity or condition of wholesale surplus or salvage assets. The strengths of our business model include:

Aggregation of supply and demand for wholesale surplus and salvage assets

        Our ability to aggregate sellers and buyers through our marketplaces is a fundamental strength of our business model. Sellers benefit from a liquid market and more competitive bidding through our large base of professional buyers, which enhances returns. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of wholesale surplus and salvage assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators. Instead, sellers and buyers can conveniently access our online marketplaces for all of their wholesale surplus and salvage asset needs.

Integrated and comprehensive solution

        Our marketplaces are designed to provide sellers and buyers with a comprehensive solution for the online sale and purchase of wholesale surplus and salvage assets. We offer a full suite of value-added services to simplify the sales process for sellers and improve the utility of our marketplaces for buyers. For corporate and government sellers, we provide sales, marketing, logistics and customer support services that are fully integrated with our marketplaces, creating operational and informational efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction for sellers. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the profits after the sale is completed. We provide a one stop solution to enable professional buyers of any size throughout the world to purchase assets in an efficient manner. For these buyers, we provide a broad range of services to give them the information necessary to make a more informed bid and to ensure that they ultimately receive the goods purchased. Our buyer services include intelligent alerts, search tools, dynamic pricing, shipping and delivery, secure settlement, live customer support and dispute resolution. Our solution also includes our wholesale industry portal, which provides sellers with an opportunity to target advertising to wholesale buyers and provides buyers with access to a single online destination for sourcing wholesale products and related services.

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

Our Strategy

        Our objective is to build upon our position as a leading online marketplace for selling wholesale surplus and salvage assets. The key elements of our strategy are to continue to:

Grow our buyer base and increase the total number of auction participants

        We intend to increase our buyer base, the total number of auction participants and competition within each auction by attracting new buyers and leveraging our database of existing professional buyers. We intend to attract new buyers by using a variety of online and traditional marketing programs. In addition, we plan to use the comprehensive buyer profiles, preferences and transactional data we have compiled over the past several years for our existing professional buyers to enable us to identify and market assets available through our auctions to the most likely buyers. We believe these initiatives will help us to increase the total number of auction participants, lead to higher selling prices and increase loyalty among our buyer base.

Increase penetration of existing sellers

        We intend to increase our sales by increasing business with our existing sellers. For many of our sellers, we currently handle only a small portion of the available supply of these assets. In recent years, we have developed relationships with large corporations and government agencies that offer significant growth opportunities by increasing our share of their supply of surplus assets. For example, on behalf of the U.S. Department of Defense, we initially handled sales of its surplus personal property classified as "useable" in the United States and have expanded this relationship to include additional locations and property classifications, such as, "useable" surplus property in Germany, as well as "scrap" property in the United States.

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

Acquire complementary businesses

        We intend to increase our share of the supply of wholesale surplus and salvage goods sold by expanding our operations geographically and across new complementary markets. To support this growth, we intend to continue our disciplined and targeted acquisition strategy. Our approach focuses on identifying target companies that will offer us new or complementary areas of expertise, technology advancements, client bases and geographic territories, such as the GovDeals acquisition, which we completed on January 1, 2008 and the Geneva Group acquisition, which we completed on May 1, 2008. In considering each acquisition scenario, we evaluate the merits of the individual opportunity and determine whether to employ a "buy" or "build" strategy.

Our Marketplaces

        Our online auction marketplaces serve as an efficient and convenient method for the sale of wholesale surplus and salvage assets. Through our online auction sites, sellers and professional buyers come together to transact for goods sold "as-is, where-is," generally without the discretionary right to return the merchandise. Items sold in our marketplaces range from new, used, salvage and scrap materials. We operate the following online marketplaces:

  •
  Our www.liquidation.com marketplace enables corporations and selected government agencies located in the United States to sell wholesale surplus and salvage assets. This marketplace and our related services are designed to meet the needs of clients selling to domestic and international buyers, including buyer qualification, brand and channel relationships protection, and shipping and logistics management.

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

  •
  Our www.govdeals.com marketplace enables local and state government entities including city, county and state agencies as well as school boards and public utilities located in the United States to sell wholesale surplus and salvage assets. This marketplace and our related services are designed to meet the unique needs of public sector clients selling to domestic and international buyers.

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

        Our four online auction marketplaces are designed to address the particular requirements and needs of buyers and sellers. Although our buyers may access and register on a single marketplace, we use numerous cross-marketing and cross-promotional methods to ensure that buyers are exposed to all of our marketplaces and to all product categories in which they have expressed an interest. For example, we display cross-search results for all our marketplaces in response to key word searches in a single marketplace.

Our Value-Added Services

        We have integrated value-added services into our solution, to simplify the sale process for sellers and improve the utility of our marketplaces for buyers, on the vast majority of our transactions. Unlike other online auction sites on which sellers post information on the auction website and deal directly with the buyer to complete a sale, we manage each step of the transaction. We perform all required pre-sale value-added services such as receiving and lotting of the merchandise and implementing marketing strategies. After an online auction transaction is executed, we perform all required post-sale value-added services such as payment collection, settlement and reporting. We believe these services contribute significantly to an enhanced selling price and a higher level of confidence for our buyers. Additionally, we believe these services improve compliance with the various policies, regulations and sale restrictions of our corporate and government sellers. Our employees provide the majority of our value-added services, outsourcing to third-party vendors in limited cases.

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
• Newsletter advertising

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller accounts. As of September 30, 2008, we had 87 sales and 27 marketing personnel. Our sales activities are focused primarily on acquiring new sellers, and our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

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

Technology and Infrastructure

        Our marketplaces are fully web-based and can be accessed from any Internet enabled computer by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping wholesale surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed in-house by full-time employees, providing us with control over the marketplaces and the ability to make rapid enhancements to better fit the specific needs of our business and customers. Our marketplaces are supported by a common database architecture and a shared system application. This infrastructure provides:

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

        We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted in a physically and network-secure environment at data centers in Ashburn, Virginia, which is managed by Equinix, Inc., Phoenix, Arizona, which is managed by Limelight Networks, Inc. and in Atlanta, Georgia, which is managed by SunGard, LP. Every critical piece of our application is fully redundant, and we maintain off-site back-up systems as well as a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our online marketplaces.

        Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant efforts to protecting our systems from intrusion.

Operations

        Supporting large organizations that have a recurring need to sell wholesale surplus and salvage assets requires systematic processes to enhance the financial value and convenience received by our customers. We believe we have integrated all of the required operational processes into our solution to allow our online auctions to run efficiently and to effectively support our buyers and sellers. Our operations group is comprised of three functions: (1) buyer relations, (2) shipping logistics and (3) distribution center operations.

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

  •
  auction websites such as eBay and uBid;

  •
  government agencies that have created websites to sell wholesale surplus and salvage assets; and

  •
  traditional liquidators and fixed-site auctioneers.

        We expect our market to become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale surplus and salvage assets. In addition, manufacturers, retailers and additional government agencies may decide to create their own websites to sell their own wholesale surplus and salvage assets and those of third parties. Competitive pressures could harm our business, financial condition and operating results.

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

        We have two material contracts with DoD under which we acquire, manage and sell government property. The largest contract was originally awarded in June 2001 and relates to usable surplus property of DoD turned in to DRMS and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, equipment, aircraft parts, clothing and textiles (the "Surplus Contract"). The second contract was awarded in June 2005 and relates to substantially all scrap property of DoD turned into the DRMS, such as metals, alloys, and building materials. Property sold under the contracts is "demilitarized" prior to sale and does not include weapons or hazardous materials (the "Scrap Contract").

        The Surplus Contract accounted for 56.6%, 33.9% and 31.3% of our revenue and 48.3%, 28.8% and 23.0% of our gross merchandise volume for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. We began operating under the Scrap Contract in August 2005, and it accounted for 26.5%, 27.6% and 31.1% of our revenue and for 22.6%, 23.5% and 22.8% of our gross merchandise volume for fiscal years 2006, 2007 and 2008, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

        Under the Surplus Contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the Surplus Contract and the DoD was entitled to receive 72.5%. For property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive is measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the current Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD agreed to extend the current Surplus Contract through December 17, 2008. Under the new Surplus Contract, which will begin on December 18, 2008, we are required to purchase all usable surplus property offered to us by the DoD at a fixed percentage equal to approximately 3.26% of the DoD's original acquisition value. We will retain 100% of the profit from the resale of the property and bear all of its costs for the merchandising and sale of the property. The DoD has broad discretion to determine what property will be made available for sale to us under the new Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The new Surplus Contract has a 36 month term with two 12 month renewal options exercisable by the DoD.

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

        These contracts require us to satisfy export control and other regulatory requirements in connection with sales. Specifically, for specified categories of property sold under the contracts that are subject to export controls, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer's business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items. Applicable export controls include the Export Administration Regulations enforced by the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce, and the International Traffic In Arms Regulations enforced by the Directorate of Defense Trade Controls ("DDTC") of the U.S. Department of State. Our collection, settlement tools and procedures are designed so that transactions for these categories of property cannot be completed until we receive a completed end-use certificate and confirmation of the buyer's trade security controls clearance. In addition, we do not combine export-controlled property into auction lots with property not subject to export controls.

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

        The Scrap Contract may be terminated by DoD or by us if the rate of return proceeds performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. We have never failed to meet the required benchmark ratios during any of the testing periods. DoD also has the right to audit our performance under the contracts. DoD may terminate the contracts and seek other contract remedies in the event of material breaches, provided that it provides us notice and a 30-day opportunity to cure such breaches. The new Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

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

Intellectual Property

        We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.liquibiz.com, www.govdeals.com and www.goWholesale.com. We pursue the registration of our trademarks in the U.S. and internationally. We are pursuing patent protection and registration of several of our trademarks. Effective patent, copyright, trademarks, trade secret and domain name protection is expensive to maintain and may require litigation to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions.

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

Employees

        As of September 30, 2008, we had 621 U.S. employees, including 100 in sales and marketing, 36 in technology, 40 in customer service, 373 in operations and 72 in finance and administration. In addition, as of that date, we had 67 international employees (located primarily in the United Kingdom and Germany), including 14 in sales and marketing, 6 in technology, 5 in customer service, 27 in operations and 15 in finance and administration.

        We believe that we have good relationships with our employees. We have never had a work stoppage, and none of our employees is represented under a collective bargaining agreement or by a union.

Available Information

        Our annual, quarterly and current reports, proxy statements, amendments to those reports and other information are also made available free of charge on our website www.liquidityservicesinc.com, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding the Company is routinely posted on and accessible at www.liquidityservices.com.

Cautionary Note Regarding Forward-Looking Statements

        This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to those listed in Part I, Item 1A ("Risk Factors") and in our other filings with the Securities and Exchange Commission (SEC) from time to time. You can identify forward-

looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We depend on contracts with the United States Department of Defense for a significant portion of our revenue, and if our relationship with this customer is disrupted, we would experience a significant decrease in revenue and income.

        We have two material contracts with the Defense Reutilization and Marketing Service, or DRMS, under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 56.6%, 33.9% and 31.3% of our revenue and 48.3%, 28.8% and 23.0% of our GMV for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. The Scrap Contract accounted for 26.5%, 27.6% and 31.1% of our revenue and for 22.6%, 23.5% and 22.8% of our GMV in fiscal year 2006, 2007 and 2008, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The Surplus Contract has a three-year base term that expires in December 2011, subject to the DoD's right to extend for two additional one-year terms. The Scrap Contract has a seven-year base term that expires in August 2012, subject to the DoD's right to extend for three additional one-year terms. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

        Our new Surplus Contract with the DoD allows either party to terminate the contract for convenience. Although our Scrap Contract does not allow the DoD to terminate for convenience, it requires us to meet specified performance benchmarks. The Scrap Contract may be terminated by the DoD if rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. Although, to date, we have never failed to meet the required benchmark ratios during any of the testing periods, we cannot assure you that we will meet the performance benchmarks in the future. The DoD also has the right, after giving us notice and a 30 day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches.

We could experience a significant decrease in our revenue and earnings under our new Surplus Contract, which contains certain terms that are different from those of the current Surplus Contract.

        We depend on our current Surplus Contract with the DoD for a significant portion of our revenue and earnings and may experience a significant decrease in our revenue and earnings under our new Surplus Contract. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 56.6%, 33.9% and 31.3% of our total revenue for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. The property sold under our Surplus Contract accounted for approximately 48.3%, 28.8% and 23.0% of our gross merchandise volume (GMV) for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. Our current Surplus Contract with the DRMS will expire on December 17, 2008; we expect to commence operations under our new Surplus Contract, which we were awarded on July 31, 2008, on December 18, 2008. The new Surplus Contract contains certain terms that are different from the terms of the current Surplus Contract, including, without limitation: (1) a change in the economic structure of the contract, which eliminates the profit-sharing terms of the contract and requires us to bear all of our costs for the merchandising and resale of the property sold to us under the new Surplus Contract; (2) a requirement that we purchase all useable surplus property offered for sale to us by the DRMS under the new Surplus Contract; (3) a provision granting broad discretion to the DRMS to determine what property will be made available for sale to us under the new Surplus Contract; (4) a provision granting authority to the DRMS to retrieve or restrict property previously sold to us under the New Surplus Contract for national security reasons or if the property is otherwise needed to support the mission of the United States Department of Defense; (5) a 36 month term (with two 12 month renewal options exercisable by the DRMS); and (6) a mutual termination of the contract for convenience. The terms of the new Surplus Contract can be found in Exhibit 10.1 to our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 6, 2008. We cannot predict what effect these terms will have on our business and we cannot assure you that such terms will not have a material adverse affect on our revenue and earnings.

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

        The federal government has the right to audit our performance under our government contracts. Any adverse findings from audits or reviews of our performance under our contracts could result in a significant adjustment to our previously reported operating results. For example, some of our DoD contracts provide that we share sales profits with the government. The federal government may disagree with our calculation of the profits realized from the sales of government surplus assets and may require us to increase profit-sharing payments to the government that have been made in the past. If this occurs, our past operating margins may be reduced. The results of an audit by the government could significantly limit the volume and type of merchandise made available to us under our contracts with the DoD, resulting in lower gross merchandise volume, revenue, and profitability for our company. If such a government audit uncovers improper or illegal activities, we could be subject to the civil and criminal penalties, administrative sanctions and reputational harm described above. If, as the result of such an audit, or for any other reason, we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

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

  •
  offer sellers liquid marketplaces for their wholesale surplus and salvage assets;

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

        The online services market for auctioning or liquidating wholesale surplus and salvage assets is competitive and growing rapidly. Competitive pressures could affect our ability to attract and retain customers, which could decrease our revenue and negatively affect our operating results. We currently compete with:

  •
  other e-commerce providers, such as Amazon.com, GSI Commerce and Overstock.com;

  •
  auction websites such as eBay and uBid;

  •
  government agencies that have created websites to sell wholesale surplus and salvage assets; and

  •
  traditional liquidators and fixed-site auctioneers.

        We expect our market to become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of wholesale surplus and salvage assets. In addition, manufacturers, retailers and government agencies may decide to create their own websites to sell their own wholesale surplus and salvage assets and those of third parties.

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

        The business of selling merchandise over the Internet, particularly through online trading, is dynamic and relatively new. Growth in the use of the Internet as a medium for consumer commerce may not continue. Concerns about fraud and privacy, increased costs of Internet service, Internet service disruptions and other problems may discourage consumers from engaging in e-commerce. In particular, many traditional buyers and sellers of wholesale surplus and salvage goods still conduct much of their business in traditional live auctions that do not occur on the Internet, and those buyers and sellers may be hesitant to engage in e-commerce. If the e-commerce industry fails to grow or traditional buyers and sellers of wholesale surplus and salvage assets are unwilling to conduct business on the Internet, we may be unable to attract customers, which could cause our revenue and operating results to decline.

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

  •
  changes in the supply and demand for and the volume, price, mix and quality of our supply of wholesale surplus and salvage assets;

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

        Our business depends, to a large degree, on effective customer service and distribution center operations. We currently staff DoD warehouse distribution space, for which we do not incur leasing costs, as well as leased commercial warehouse distribution space. These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements or occupancy arrangements in the case of government provided facilities, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters or other events. In addition, space provided to us by the DoD could be re-configured or reduced as a result of the DoD's Base Realignment and Closure initiative or other infrastructure reduction initiatives.

If we fail to accurately predict our ability to sell merchandise in which we take inventory risk and credit risk, our margins may decline as a result of lower sale prices from such merchandise.

        Under our profit-sharing and purchase model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we sell on our websites are characterized by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not receive warranties on the goods we purchase and, as a result, we have to resell or dispose of any returned goods. Historically, the number of disposed goods (which includes returned goods that we have not resold) has been less than 2% of the goods we have purchased. To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may miscalculate buyer demand and overpay for the acquired merchandise. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. For example, under the Surplus Contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. Recent declines in commodity prices may also reduce the profit we are able to realize in our scrap business. Historically, the cost of inventory has been approximately 5% of the gross merchandise volume under our profit-sharing model. Occasionally, we are not able to sell our inventory for amounts above its cost and we may incur a loss. As we grow our business, we may choose to increase the amount of merchandise we purchase directly from sellers, thus resulting in increased inventory levels and related risk. Any such increase would require the use of additional working capital and subject us to the additional risk of incurring losses on the sale of that inventory.

A protracted global recession could have a material adverse effect on our operating income, financial condition, cash flows and the trading price of our stock.

        A long-term global recession could reduce the demand for our services while decreasing the prices paid in our auctions and increasing our costs, which could adversely affect the results of our operations. For over a year, financial markets have been experiencing volatility and disruption which has, in recent months, reached unprecedented levels. International efforts to address the current global credit and banking crisis may be unsuccessful in preventing a global recession.

        The current worldwide financial crisis has reduced the availability of liquidity and credit to borrowers. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. If our buyers and sellers are unable to obtain financing required to fund their operations, demand for our services may be adversely affected. In addition, this market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies or defaults, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally, which may also adversely affect demand for our services.

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

        We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.liquibiz.com, www.govdeals.com and www.goWholesale.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, trademarks or service marks, but we are pursuing patents and registration of such intellectual property. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in doing so in certain jurisdictions. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, we could face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

Our inability to use software licensed from third parties or our use of open source software under license terms that interfere with our proprietary rights could disrupt our business.

        We use software licensed from third parties, including some software, known as open source software that we use without charge. We currently use the following open source software: Linux (an operating system), MySql (database software), PERL (an interpreter) and Apache (a web server), and we may in the future use additional open source software. In the future, these licenses to third party software may not be available on terms that are acceptable to us, or at all. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future services or enhancements of existing services, which could impair our business. In addition, the terms of certain open source software licenses may require us to provide modified versions of the open source software, which we develop, if any, or any proprietary software that incorporates all or a portion of the open source software, if any, to others on unfavorable license terms that are consistent with the open source license term. If we are required to license our proprietary software in accordance with the foregoing, our competitors and other third parties could obtain access to our intellectual property, which could harm our business.

Assertions that we infringe on intellectual property rights of others could result in significant costs and substantially harm our business and operating results.

        Other parties may assert that we have infringed on their technology or other intellectual property rights. We use internally developed systems and licensed technology to operate our online auction platform and related websites. Third parties could assert intellectual property infringement claims against us based on our internally developed systems or use of licensed third party technology. Third parties also could assert intellectual property infringement claims against parties from whom we license technology. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel and/or delays in completion of sales. Furthermore, the outcome of a dispute may be that we would need to change technology, develop non-infringing technology or enter into royalty or licensing agreements. A switch to different technology could cause interruptions in our business. Internal development of a non-infringing technology may be expensive and time-consuming, if we are able to successfully develop such technology at all. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. Incurrence of any of these costs could negatively impact our operating results.

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

        We have begun expanding internationally, and in the future we may do so more aggressively. For the fiscal year ended September 30, 2008, international operations accounted for approximately 5% of our revenue. International operations subject us to additional risks and challenges, including:

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

        We retain highly confidential information on behalf of our clients in our systems and databases. Although we maintain security features in our systems, our operations may be susceptible to hacker interception, break-ins and other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. These issues are likely to become more difficult as we expand our operations. If any compromise of our security were to occur, we may lose clients and our reputation, business, financial condition and operating results could be harmed by the misappropriation of confidential client information. In addition, if there is any perception that we cannot protect our clients' confidential information, we may lose the ability to retain existing clients and attract new clients and our revenue could decline.

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

        Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives resulted in a reversal of the Supreme Court's current position, we could be required to collect sales and use taxes in states other than states in which we currently pay such taxes. A successful assertion by one or more local, state or foreign jurisdictions that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and increase our costs of doing business. To the extent that we pass such costs on to our clients, doing so could harm our business and decrease our revenue.

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

        The current worldwide financial crisis has led to a rapid decline in the overall value of the stock market and increased market volatility. This market turmoil and other broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Other factors that could cause fluctuation in our stock price may include:

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

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        We do not own any real property. We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C.	13,200	January 31, 2013
Administrative	Washington, D.C.	9,300	September 30, 2011
Warehouse	Cranbury, New Jersey	75,500	December 31, 2009
Warehouse	North Las Vegas, Nevada	54,000	January 31, 2009
Warehouse	Dallas, Texas	127,200	May 31, 2013
Warehouse	Plainfield, Indiana	217,700	April 30, 2012
Warehouse	Fullerton, California	117,000	Two-thirds of the space will expire on August 31, 2009 and the remaining one-third will expire on July 10, 2011
Warehouse	Sacramento, California	54,600	December 31, 2010
Warehouse	Bentonville, Arkansas	68,000	March 16, 2009
Headquarters – DoD	Scottsdale, Arizona	11,000	September 30, 2013.
Warehouse – DoD	Columbus, Ohio	340,000	January 31, 2014
Warehouse – DoD	Oklahoma City, Oklahoma	325,100	September 30, 2012
Headquarters – GD	Montgomery, Alabama	4,400	January 1, 2009
Administrative – GD	Nashville, Tennessee	1,400	January 31, 2009
Headquarters – UK	Chippenham, England	1,900	November 30, 2010
Warehouse – UK	Stafford, England	83,800	Half the space will expire on November 30, 2010, and the remaining half will expire on August 31, 2011
Warehouse – UK	Milton Keynes, England	26,000	May 1, 2013
Warehouse – Germany	Schwaig, Germany	55,600	Short-term or month to month basis

        Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Phoenix, Arizona, which is managed by Limelight Networks, Inc., and in Atlanta, Georgia, which is managed by SunGard, LP.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended September 30, 2008.

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

Fiscal year ended September 30, 2007	Low	High
First Quarter	$13.35	$21.50
Second Quarter	$16.61	$24.23
Third Quarter	$16.49	$22.00
Fourth Quarter	$10.84	$19.17
Fiscal year ended September 30, 2008
First Quarter	$9.99	$15.18
Second Quarter	$7.33	$13.90
Third Quarter	$7.80	$13.00
Fourth Quarter	$7.85	$12.98

        As of December 8, 2008, there were approximately 2,500 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Issuer Purchases of Equity Securities

        We did not repurchase any of our equity securities during the fiscal year ended September 30, 2008.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2006, 2007 and 2008 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2004 and 2005, and the consolidated balance sheet data as of September 30, 2004, 2005 and 2006 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year ended September 30,
	2004	2005	2006	2007	2008
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$75,869	$89,415	$147,813	$198,620	$263,941
Costs and expenses:
Cost of goods sold (excluding amortization)	5,743	6,288	12,160	47,043	71,303
Profit-sharing distributions	39,718	48,952	80,253	69,638	91,106
Technology and operations	12,814	14,696	20,081	33,417	41,512
Sales and marketing	4,586	5,503	8,861	13,203	16,997
General and administrative	6,046	7,397	12,073	16,901	21,523
Amortization of contract intangibles	—	135	813	813	813
Depreciation and amortization	531	586	727	1,302	2,083

Total costs and expenses	69,438	83,557	134,968	182,317	245,337

Income from operations	6,431	5,858	12,845	16,303	18,604
Interest income (expense) and other income, net	(621)	(570)	430	2,176	1,495

Income before provision for income taxes	5,810	5,288	13,275	18,479	20,099
Provision for income taxes	(541)	(1,166)	(5,294)	(7,460)	(8,546)

Net income	$5,269	$4,122	$7,981	$11,019	$11,553

Basic earnings per common share	$0.31	$0.22	$0.33	$0.40	$0.41

Basic weighted average shares outstanding	16,865,313	19,038,464	24,080,780	27,768,679	27,964,748

Diluted earnings per common share	$0.29	$0.18	$0.31	$0.39	$0.41

Diluted weighted average shares outstanding	18,280,366	22,598,519	26,087,809	28,146,923	28,151,878

Non-GAAP Financial Measures:
EBITDA(1)	$6,962	$6,579	$14,385	$18,418	$21,500
Adjusted EBITDA(1)	6,115	6,666	15,008	20,361	26,174
Adjusted profit-sharing distributions(2)	40,650	48,952	80,253	69,638	91,106
Adjusted net income(2)	$4,337	$4,122	$7,981	$11,019	$11,553
Supplemental Operating Data:
Gross merchandise volume(3)	$89,104	$102,210	$173,090	$233,579	$359,673
Completed transactions(4)	141,000	173,000	194,000	212,000	372,000
Total registered buyers(5)	264,000	386,000	524,000	685,000	999,000
Total auction participants(6)	671,000	848,000	993,000	1,115,000	1,751,000

	As of September 30,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$12,178	$10,378	$66,648	$61,609	$63,198
Working capital(7)	7,021	4,154	54,082	61,762	51,044
Total assets	17,711	26,013	88,038	111,142	137,167
Total liabilities	10,333	14,596	22,286	29,108	40,797
Total stockholders' equity	7,054	10,943	65,752	82,034	96,370

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

  The table below reconciles profit-sharing distributions and net income to such item's adjusted presentation for the periods presented.

	Year ended September 30,
	2004	2005(a)	2006(a)	2007(a)	2008(a)
	(in thousands)
Profit-sharing distributions	$39,718	$48,952	$80,253	$69,638	$91,106
Adjustment	932	—	—	—	—

Adjusted profit-sharing distributions	$40,650	$48,952	$80,253	$69,638	$91,106

Net income	$5,269	$4,122	$7,981	$11,019	$11,553
Adjustment	(932)	—	—	—	—

Adjusted net income	$4,337	$4,122	$7,981	$11,019	$11,553

    (a)
    The final SurplusBid.com acquisition payment was made in March 2004 and therefore no adjustments relating to this payment were made in fiscal years 2005, 2006, 2007 and 2008.

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

  •
  As a result of substantial federal net operating loss carryforwards, or NOLs, we did not incur a standard income tax expense until fiscal 2006. With the exhaustion of our remaining federal NOLs during fiscal 2005, we recorded federal income tax expense for the first time, thus significantly decreasing our fiscal 2005 net income relative to prior years, however, the income tax recorded resulted in an effective tax rate of 22% for fiscal year 2005, compared to 43% for fiscal year 2008. Consequently, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business.

  •
  During July 2001, we modified the exercise price of 3,402,794 stock options issued to employees. As a result, we are accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited or expire unexercised using variable accounting. Under variable accounting, we revalue compensation costs for the stock options at each reporting period based on changes in the intrinsic value of the stock options. We recorded approximately $85,000, $87,000, $7,000 and $1,000, respectively, in stock compensation expenses based on vesting of the fair value of the options for the years ended September 30, 2004, 2005, 2006 and 2007. We will continue to revalue compensation costs for the options based on changes in the fair value of our common stock in future periods. We believe that it is useful to exclude this expense because it results from a one-time event that requires us to record expense that we are not otherwise required to record in connection with new stock options granted during the same time period. In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted the provisions of Statement 123(R), were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. We recorded approximately $616,000, $1,942,000 and $4,674,000, respectively, in stock compensation expenses based on the adoption of Statement 123(R) for the years ended September 30, 2006, 2007 and 2008. As a result, we present a financial measure that adjusts net income and EBITDA for the stock compensation expense.

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

        The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Year ended September 30,
	2004	2005	2006	2007	2008
	(in thousands)
Net income	$5,269	$4,122	$7,981	$11,019	$11,553
Interest expense (income) and other income, net	621	570	(430)	(2,176)	(1,495)
Provision for income taxes	541	1,166	5,294	7,460	8,546
Amortization of contract intangibles	—	135	813	813	813
Depreciation and amortization	531	586	727	1,302	2,083

EBITDA	6,962	6,579	14,385	18,418	21,500
Stock compensation expense	85	87	623	1,943	4,674
Adjustment(1)	(932)	—	—	—	—

Adjusted EBITDA	$6,115	$6,666	$15,008	$20,361	$26,174

(1)
The adjustment amount for each period equals approximately 80% of the principal payments on the SurplusBid.com note payable made during each period, as described above in footnote 2. No payments were made in fiscal years 2005, 2006, 2007 and 2008.

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

Overview

About us.    We are a leading online auction marketplace for wholesale, surplus and salvage assets. We enable buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of wholesale surplus and salvage assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

        We believe our ability to create liquid marketplaces for wholesale, surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2008, the number of registered buyers grew from approximately 685,000 to approximately 999,000, or 46.0%. During the past three fiscal years, we have conducted over 777,000 online transactions generating approximately $766 million in gross merchandise volume. Approximately 81% of our initial listings have resulted in a completed cash sale during the past three fiscal years.

Our history.    We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000. During 2000, we developed our online auction marketplace platform and began auctioning merchandise primarily for small commercial sellers and government agencies. In 2001, we changed our name to Liquidity Services, Inc. In June 2001, we were awarded our first major DoD contract, the Surplus Contract. Under this agreement, we became the exclusive contractor with the DRMS, for the sale of usable DoD surplus assets in the United States. In June 2005, we were awarded an additional exclusive contract with the DRMS to manage and sell substantially all DoD scrap property. During 2004, we launched our wholesale industry portal, www.goWholesale.com.

GovDeals acquisition.    On January 1, 2008, we completed the acquisition of the stock of Information Management Specialists, Inc. and its GovDeals, Inc. subsidiary for approximately $9,404,000 in cash net of acquired cash of $742,000. GovDeals is an online auction marketplace for the sale of surplus and confiscated items for local and state government entities including city, county and state agencies as well as school boards and public utilities. The acquisition strengthens our business by adding approximately 1,400 new government agency clients, approximately 80,000 new registered buyers and a critical mass of relationships to support new public sector business initiatives. In addition to a specialized sales force focused on building long term relationships with state and local agencies, GovDeals' business model allows sellers to list their own goods for sale on a consignment fee basis. The acquisition will also allow GovDeals' sellers to utilize our menu of optional value added services to save costs, improve cycle times and increase revenues.

Geneva Group acquisition.    On May 1, 2008, we acquired the stock of the companies in the Geneva Group, including Geneva Industries Ltd., Willen Trading Ltd., and Geneva Auctions Ltd., for approximately $16,229,000 in cash, net of acquired cash of $934,000 and contingent earn-out payments of up to an aggregate of approximately $2,900,000 payable over the next three years. The Geneva Group is a United Kingdom (UK) based remarketer of reverse supply chain merchandise, including customer returns and overstock merchandise. Geneva serves leading UK retailers and manufactures with a product focus on consumer electronics, technology equipment and hard goods general merchandise. We expect that the acquisition will strengthen our business by adding Geneva's longstanding seller relationships in the European Union (EU) with significant organic growth opportunities, as well as a complementary buyer network of UK based wholesalers and EU exporters developed over the last 18 years. We believe Geneva's buyer base will augment our marketplace by adding international demand for consumer electronics and general merchandise across all condition categories.

Recent initiatives.    On May 13, 2008, the DoD agreed to extend the current Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the current Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract. Under the new Surplus Contract, under which we will commence operations on December 18, 2008, we will not be required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a fixed 3.26% price, of the DRMS' acquisition value, to be paid for the property and allows us to retain all of the profits from the sale of property.

Our revenue.    We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 83.1%, 61.5% and 62.4% of our total revenue for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. The merchandise sold under our profit-sharing model accounted for approximately 70.9%, 52.3% and 45.8% of our gross merchandise volume, or GMV, for the fiscal years ended September 30, 2006, 2007 and 2008, respectively.

  •
  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 7.2%, 7.3% and 7.6% of our total revenue for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. The merchandise sold under our consignment model accounted for approximately 22.4%, 22.4% and 33.1% of our GMV for the fiscal years ended September 30, 2006, 2007 and 2008, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 3.0%, 25.4% and 23.5% of our total revenue for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. The merchandise sold under our purchase model accounted for approximately 2.6%, 21.6% and 17.3% of our GMV, for the fiscal years ended September 30, 2006, 2007 and 2008, respectively.

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

        In fiscal years 2006, 2007 and 2008, we generated less than 2% of our revenue from advertisements on our wholesale industry portals.

Industry trends.    We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) product innovation in the retail supply chain that has increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets; and (6) the increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases.

Our Seller Agreements

Our DoD agreements.    We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 56.6%, 33.9% and 31.3% of our total revenue for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. The property sold under our Surplus Contract accounted for approximately 48.3%, 28.8% and 23.0% of our GMV for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. On May 13, 2008, the DoD agreed to extend the current Surplus Contract through November 1, 2008. On November 6, 2008, the DoD extended the current Surplus Contract through December 17, 2008. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract. We will begin operations under the new Contract on December 18, 2008. The new Surplus Contract expires in December 2011, subject to DoD's right to extend it for two additional one-year terms.

  •
  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. The contract accounted for 26.5%, 27.6% and 31.1% of our revenue and 22.6%, 23.5% and 22.8% of our GMV for the fiscal years ended September 30, 2006, 2007 and 2008, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD's right to extend it for three additional one-year terms.

        Under the Surplus Contract, we are obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the Surplus Contract and the DoD was entitled to receive 72.5%. For property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive is measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the current Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the current Surplus Contract through December 17, 2008. Under the new Surplus Contract, which will begin on December 18, 2008, we will not be required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a higher fixed percentage price of 3.26%, of the DRMS' acquisition value, to be paid for the property.

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

        In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated approximately 1% of our revenue in fiscal years 2006, 2007 and 2008. This contract expires in January 2009.

Our UK MoD agreement.    In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 4% of our revenue in fiscal years 2006, 2007 and 2008. This contract expires in July 2009, subject to the Ministry's right to extend the contract for an additional one-year term.

Our commercial agreements.    During fiscal year 2008, we had over 340 corporate clients who each sold in excess of $10,000 of wholesale, surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2008 totaled $359.9 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2008, we completed approximately 372,000 transactions.

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

        Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2008, we had approximately 999,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2008, approximately 1,751,000 total auction participants participated in auctions on our marketplaces.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $40.3 million at September 30, 2008. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on October 1, 2007. The adoption of FIN 48 did not impact the Company's financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis.

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

Profit-sharing distributions.    Our two primary contracts with the DoD have been structured as profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractual percentage of the original acquisition cost of those goods. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD's disbursement. We refer to these disbursement payments to DoD as profit-sharing distributions.

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

Amortization of contract intangibles.    Amortization of contract intangibles expense consists of the amortization of our Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight-line basis. The amortization period is correlated to the base term of the contract, exclusive of renewal periods.

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

Income taxes.    During fiscal years 2006, 2007 and 2008, we had an effective income tax rate of approximately 40%, 40% and 43%, respectively, which included federal and state income taxes. We estimate that our future effective income tax rate will be approximately 43%.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2006	2007	2008
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	8.2	23.7	27.0
Profit-sharing distributions	54.3	35.1	34.5
Technology and operations	13.6	16.8	15.7
Sales and marketing	6.0	6.6	6.5
General and administrative	8.2	8.5	8.2
Amortization of contract intangibles	0.6	0.4	0.3
Depreciation and amortization	0.5	0.7	0.8

Total costs and expenses	91.4	91.8	93.0

Income from operations	8.6	8.2	7.0
Interest expense and other income, net	0.3	1.1	0.6

Income before provision for income taxes	8.9	9.3	7.6
Provision for income taxes	(3.5)	(3.8)	(3.2)

Net income	5.4%	5.5%	4.4%

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Revenue.    Revenue increased $65.3 million, or 32.9%, to $263.9 million for the year ended September 30, 2008 from $198.6 million for the year ended September 30, 2007. This increase was primarily due to a 75.8% increase in the number of completed transactions through our online auction marketplaces, to approximately 372,000 for the year ended September 30, 2008 from 212,000 for the year ended September 30, 2007. The amount of GMV transacted through our marketplaces increased $126.1 million, or 54.0%, to $359.7 million for the year ended September 30, 2008 from $233.6 million for the year ended September 30, 2007. We believe this increase is attributable to (1) our investment in our sales and marketing organization, as well as increased market acceptance by corporate sellers and professional buyers of our online marketplaces as an efficient channel to auction and purchase wholesale surplus and salvage assets, which resulted in 22.9% growth in our commercial market place over the same period last year; (2) our Scrap Contract, which generated 31.1% of our revenue and 22.8% of our GMV for the fiscal year ended September 30, 2008, grew 48.3% from fiscal year ended September 30, 2007; (3) our Surplus Contract, which generated 31.3% of our revenue and 23.0% of our GMV for the fiscal year ended September 30, 2008, grew 23.5% from fiscal year ended September 30, 2007; (4) the acquisition of GovDeals, completed on January 1, 2008, which generated 1.5% of our revenue and 15.2% of our GMV for the fiscal year ended September 30, 2008; and (5) the acquisition of Geneva, completed on May 1, 2008, which generated 2.7% of our revenue and 2.0% of our GMV for the fiscal year ended September 30, 2008. We also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces. Our marketing efforts and acquisitions resulted in an approximate 46.0% increase in registered buyers to approximately 999,000 at September 30, 2008 from approximately 685,000 at September 30, 2007.

Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $24.3 million, or 51.6%, to $71.3 million for the year ended September 30, 2008 from $47.0 million for the year ended September 30, 2007. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 27.0% in fiscal 2008 compared to 23.7% in fiscal 2007. These increases are primarily due to (1) an increase in the volume of goods sold by existing sellers utilizing our purchase model; (2) a mix shift to apparel items, which realized a lower margin during fiscal year 2008; and (3) the acquisition of Geneva, which was completed on May 1, 2008, which utilizes the purchase model.

Profit-sharing distributions.    Profit-sharing distributions increased $21.5 million, or 30.8%, to $91.1 million for the year ended September 30, 2008 from $69.6 million for the year ended September 30, 2007, primarily due to 23.5% growth in our surplus business and 48.3% growth in our scrap business. As a percentage of revenue, profit-sharing distributions decreased to 34.5% in fiscal 2008 from 35.1% in fiscal 2007, primarily due to a decrease in the amount of profits we are required to pay the DoD under our Surplus Contract, which was modified on September 12, 2006 and May 13, 2008, as well as the Scrap Contract, which was modified on June 1, 2007. A detailed discussion of the Surplus and Scrap Contract modifications can be found above under "Our Seller Agreements."

Technology and operations expenses.    Technology and operations expenses increased $8.1 million, or 24.2%, to $41.5 million for the year ended September 30, 2008 from $33.4 million for the year ended September 30, 2007, primarily due to (1) the addition of 50 technology and operations personnel, the majority of whom were needed to support the increased volume of transactions and merchandise discussed above; (2) the acquisition of GovDeals, which was completed on January 1, 2008; and (3) the acquisition of Geneva, which was completed on May 1, 2008. As a percentage of revenue, these expenses decreased to 15.7% in fiscal 2008 from 16.8% in fiscal 2007, primarily due to our growth in revenue, while leveraging our fixed expenses, such as programming personnel.

Sales and marketing expenses.    Sales and marketing expenses increased $3.8 million, or 28.7%, to $17.0 million for the year ended September 30, 2008 from $13.2 million for the year ended September 30, 2007, primarily due to the hiring of 29 additional sales and marketing personnel and $1.5 million in increased expenditures on marketing and promotional activities across our marketplaces. As a percentage of revenue, these expenses were consistent at 6.5% in fiscal 2008 and 6.6% in fiscal 2007.

General and administrative expenses.    General and administrative expenses increased $4.6 million, or 27.3%, to $21.5 million for the year ended September 30, 2008 from $16.9 million for the year ended September 30, 2007, primarily due to (1) costs of $0.8 million related to additional accounting, legal, insurance, compliance and other expenses needed to support our growth; (2) expenses of $0.9 million related to Statement 123(R); (3) costs of $0.2 million for travel related expenses associated with business development efforts; (4) expenses of $0.7 million associated with GovDeals, which was acquired on January 1, 2008; and (5) expenses of $0.8 million associated with Geneva, which was acquired on May 1, 2008. As a percentage of revenue, these expenses decreased to 8.2% in fiscal 2008 from 8.5% in fiscal 2007, primarily due to our growth in revenue, while leveraging our fixed expenses, such as corporate staff.

Amortization of contract intangibles.    Amortization of contract intangibles was consistent at $0.8 million for the year ended September 30, 2008 and 2007, as a result of our Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased $0.8 million, or 59.9%, to $2.1 million for the year ended September 30, 2008 from $1.3 million for the year ended September 30, 2007, primarily due to additional depreciation expense resulting from the purchase of $2.7 million of property and equipment during fiscal year ended September 30, 2007.

Interest income and expense and other income, net.    Interest income and expense and other income, net decreased $0.7 million, or 31.3%, to $1.5 million for the year ended September 30, 2008 from $2.2 million for the year ended September 30, 2007, primarily due to (1) a reduction in the cash balance during most of fiscal year 2008 due to the recent GovDeals and Geneva acquisitions and (2) a reduction in short term interest rates.

Provision for income tax expense.    Income tax expense increased $1.0 million, or 14.6%, to $8.5 million for the year ended September 30, 2008 from $7.5 million for the year ended September 30, 2007, primarily due to the increase in income before provision for income taxes.

Net income.    Net income increased $0.6 million, or 4.8%, to $11.6 million for the year ended September 30, 2008 from $11.0 million for the year ended September 30, 2007.

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

Amortization of contract intangibles.    Amortization of contract intangibles was consistent at $0.8 million for the year ended September 30, 2007 and 2006, as a result of our Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased $0.6 million, or 79.1%, to $1.3 million for the year ended September 30, 2007 from $0.7 million for the year ended September 30, 2006, primarily due to additional depreciation expense resulting from the purchase of $2.0 million of property and equipment during fiscal year ended September 30, 2006.

Interest income and expense and other income, net.    Interest income and expense and other income, net increased $1.8 million, or 405.5%, to $2.2 million for the year ended September 30, 2007 from $0.4 million for the year ended September 30, 2006, primarily due to the repayment in February 2006 of the $2.4 million indebtedness associated with our senior credit facility, as well as our $2.0 million subordinated note payable, following the completion of our initial public offering, and investing the remaining proceeds from our initial public offering.

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

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2008, we had approximately $52.0 million in cash and cash equivalents, $11.2 million in short-term investments and $21.4 million available under our $30.0 million senior credit facility.

        Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2008 Compared to 2007

        Net cash provided by operating activities increased $24.5 million to $29.0 million for the year ended September 30, 2008 from $4.5 million for the year ended September 30, 2007. For the year ended September 30, 2008, net cash provided by operating activities primarily consisted of net income of $11.5 million, depreciation and amortization expense of $2.9 million, stock compensation expense of $4.7 million, a net decrease in accounts receivable, inventory and prepaid expenses and other assets of $6.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $5.6 million, offset in part by provision for doubtful accounts of $0.7 million and deferred tax benefit of $1.3 million. For the year ended September 30, 2007, net cash provided by operating activities primarily consisted of net income of $11.0 million, depreciation and amortization expense of $2.1 million, stock compensation expense of $1.9 million, other adjustments of $0.3 million, and a net increase in accounts payable, accrued expenses and other liabilities of $8.4 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $16.9 million and deferred tax benefit of $2.3 million.

        Net cash used in investing activities was $17.1 million for the year ended September 30, 2008 and $22.0 million for the year ended September 30, 2007. Net cash used in investing activities in fiscal 2008 consisted primarily of capital expenditures of $1.7 million and $25.6 million for the purchase of GovDeals and the Geneva Group, offset in part by net proceeds from the sale of short-term investments of $10.2 million. Net cash used in investing activities in fiscal 2007 consisted primarily of net purchases of short-term investments of $9.2 million, capital expenditures of $2.7 million, $9.9 million for the purchase of STR and $0.2 million for intangible assets.

        Net cash provided by financing activities was $0.4 million for the year ended September 30, 2008 and $2.8 million for the year ended September 30, 2007. Net cash provided by financing activities in fiscal 2008 consisted primarily of $0.5 million from the sale of common stock issued upon stock option exercises, offset by the net repayment of debt and capital leases of $0.1 million. Net cash provided by financing activities in fiscal 2007 consisted primarily of net proceeds from the follow-on public stock offering of $1.1 million and $1.8 million from the sale of common stock issued upon stock option exercises, offset by the net repayment of debt and capital leases of $0.1 million.

Changes in Cash Flows: 2007 Compared to 2006

        Net cash provided by operating activities decreased $13.2 million to $4.5 million for the year ended September 30, 2007 from $17.7 million for the year ended September 30, 2006. For the year ended September 30, 2007, net cash provided by operating activities primarily consisted of net income of $11.0 million, depreciation and amortization expense of $2.1 million, stock compensation expense of $1.9 million, other adjustments of $0.3 million, and a net increase in accounts payable, accrued expenses and other liabilities of $8.4 million, offset in part by an increase in accounts receivable, inventory and prepaid expenses and other assets of $16.9 million and deferred tax benefit of $2.3 million. For the year ended September 30, 2006, net cash provided by operating activities primarily consisted of net income of $8.0 million, depreciation and amortization expense of $1.5 million, stock compensation expense of $0.6 million, other adjustments of $0.8 million, and an increase in accounts payable, accrued expenses and other liabilities of $12.2 million, offset in part by a net increase in accounts receivable, inventory and prepaid expenses and other assets of $4.7 million and deferred tax benefit of $0.7 million.

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

        Net cash provided by financing activities was $2.8 million for the year ended September 30, 2007 and $40.5 million for the year ended September 30, 2006. Net cash provided by financing activities in fiscal 2007 consisted primarily of net proceeds from the follow-on public stock offering of $1.1 million and $1.8 million from the sale of common stock issued upon stock option exercises, offset by the net repayment of debt and capital leases of $0.1 million. Net cash provided by financing activities in fiscal 2006 consisted primarily of net proceeds from the initial public offering of $44.0 million and $1.0 million from the sale of common stock issued upon stock option exercises, offset by the net repayment of debt and capital leases of $4.5 million.

Capital Expenditures.    Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $2.0 million to $2.5 million in the fiscal year ending September 30, 2009. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2008 were $1.7 million. As of September 30, 2008, we had no outstanding commitments for capital expenditures.

Senior credit facility.    We maintain a $30.0 million senior credit facility due March 31, 2010. The senior credit facility bears an annual interest rate of LIBOR plus 1.5%. As of September 30, 2008, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $21.4 million due to issued Letters of Credit for $8.6 million; $1.0 million of our current availability under this facility is set aside as a contractual obligation under our Scrap Contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2008, we were in full compliance with the terms and conditions of our credit agreement.

Note payable.    In May 2003, we issued a subordinated note to an unaffiliated third party in exchange for $2 million in cash. The note bore interest at 12% per annum and was secured by a junior lien on substantially all of our assets. The note was due May 2008. We utilized a portion of the proceeds from our initial public offering in February 2006 to retire the note.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2008. Capital leases are reflected on our September 30, 2008 balance sheet. Operating leases, which represent commitments to rent office and warehouse space in the United States and Europe, are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 years	5+ years
	(in thousands)
Operating leases	$12,265	$4,105	$6,150	$2,010	—
Capital leases	66	22	44	—	—

Total contractual cash obligations	$12,331	$4,127	$6,194	$2,010	—

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2006, 2007 and 2008.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We did not have any debt as of September 30, 2008 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

        As of September 30, 2008, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

        Management assessed our internal control over financial reporting as of September 30, 2008, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Liquidity Services Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2008 of Liquidity Services, Inc. and subsidiaries and our report dated December 2, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 2, 2008

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Incorporated by reference from the Company's Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2008.

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

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2008.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2008.

Item 13.    Certain Relationship and Related Transactions.

        Incorporated by reference from the Company's Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2008.

Item 14.    Principal Accountant Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2008.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules.

		Page
(a)(1)	The following financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	59
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Balance Sheets as of September 30, 2007 and 2008	60
	Consolidated Statements of Operations for the years ended September 30, 2006, 2007 and 2008	61
	Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2006, 2007 and 2008	62
	Consolidated Statements of Cash Flows for the years ended September 30, 2006, 2007 and 2008	63
	Notes to the Consolidated Financial Statements	64
(a)(2)	The following financial statement schedule is filed as part of this report:
	Schedule for the three years ended September 30, 2006, 2007 and 2008:
	II—Valuation and Qualifying Accounts	83

(a)(3)  The documents required to be filed as exhibits to this report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

 Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 2, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 2, 2008

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$51,954	$39,954
Short-term investments	11,244	21,655
Accounts receivable, net of allowance for doubtful accounts of $519 and $371 in 2008 and 2007, respectively	4,658	5,098
Inventory	13,327	16,467
Prepaid expenses, deferred taxes and other current assets	7,653	5,486

Total current assets	88,836	88,660
Property and equipment, net	4,730	4,202
Intangible assets, net	5,561	4,568
Goodwill	34,696	11,446
Other assets	3,344	2,266

Total assets	$137,167	$111,142

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,303	$3,333
Accrued expenses and other current liabilities	10,314	10,299
Profit-sharing distributions payable	10,312	6,919
Customer payables	8,841	6,329
Current portion of long-term debt and capital lease obligations	22	18

Total current liabilities	37,792	26,898
Long-term debt and capital lease obligations, net of current portion	44	34
Deferred taxes and other long-term liabilities	2,961	2,176

Total liabilities	40,797	29,108
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,023,361 and 27,939,059 shares issued and outstanding at September 30, 2008 and 2007, respectively	28	28
Additional paid-in capital	65,973	60,820
Accumulated other comprehensive (loss) income	(1,717)	653
Retained earnings	32,086	20,533

Total stockholders' equity	96,370	82,034

Total liabilities and stockholders' equity	$137,167	$111,142

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2008	2007	2006
Revenue	$263,941	$198,620	$147,813
Costs and expenses:
Cost of goods sold (excluding amortization)	71,303	47,043	12,160
Profit-sharing distributions	91,106	69,638	80,253
Technology and operations	41,512	33,417	20,081
Sales and marketing	16,997	13,203	8,861
General and administrative	21,523	16,901	12,073
Amortization of contract intangibles	813	813	813
Depreciation and amortization	2,083	1,302	727

Total costs and expenses	245,337	182,317	134,968

Income from operations	18,604	16,303	12,845
Interest income (expense) and other income, net	1,495	2,176	430

Income before provision for income taxes	20,099	18,479	13,275
Provision for income taxes	(8,546)	(7,460)	(5,294)

Net income	$11,553	$11,019	$7,981

Basic earnings per common share	$0.41	$0.40	$0.33

Diluted earnings per common share	$0.41	$0.39	$0.31

Basic weighted average shares outstanding	27,964,748	27,768,679	24,080,780

Diluted weighted average shares outstanding	28,151,878	28,146,923	26,087,809

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Preferred Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2005	3,262,643	3	19,025,971	19	$9,412	$(24)	$1,533	$10,943
Initial public offering	—	—	5,000,000	5	43,972	—	—	43,977
Preferred stock reclassification	(3,262,643)	(3)	3,262,643	3	—	—	—	—
Exercise of common stock options and warrants (net of tax)	—	—	295,994	—	995	—	—	995
Compensation expense from grant of common stock options	—	—	—	—	623	—	—	623
Write off of put liabilities	—	—	—	—	962	—	—	962
Comprehensive income:
Net income	—	—	—	—	—	—	7,981	7,981
Foreign currency translation and other	—	—	—	—	—	271	—	271

Balance at September 30, 2006	—	—	27,584,608	27	55,964	247	9,514	65,752
Follow-on public offering	—	—	100,000	—	1,070	—	—	1,070
Exercise of common stock options and warrants (net of tax)	—	—	254,451	1	1,843	—	—	1,844
Compensation expense from grant of common stock options	—	—	—	—	1,943	—	—	1,943
Comprehensive income:
Net income	—	—	—	—	—	—	11,019	11,019
Foreign currency translation and other	—	—	—	—	—	406	—	406

Balance at September 30, 2007	—	—	27,939,059	28	60,820	653	20,533	82,034
Exercise of common stock options and warrants (net of tax)	—	—	84,302	—	345	—	—	345
Compensation expense from grant of common stock options	—	—	—	—	4,808	—	—	4,808
Comprehensive income:
Net income	—	—	—	—	—	—	11,553	11,553
Foreign currency translation and other	—	—	—	—	—	(2,370)	—	(2,370)

Balance at September 30, 2008	—	—	28,023,361	$28	$65,973	$(1,717)	$32,086	$96,370

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2008	2007	2006
Operating activities
Net income	$11,553	$11,019	$7,981
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,895	2,115	1,540
Amortization of debt discount	—	—	14
Interest expense related to put warrant liability and debt issue costs	—	—	315
Stock compensation expense	4,674	1,943	623
Provision (benefit) for doubtful accounts	(736)	171	150
Loss on early extinguishment of debt	—	—	171
Deferred tax benefit	(1,305)	(2,296)	(691)
Loss on disposal of property and equipment	—	85	19
Changes in operating assets and liabilities:
Accounts receivable	2,107	(3,087)	(2,022)
Inventory	4,615	(9,986)	(2,770)
Prepaid expenses and other assets	(405)	(3,849)	90
Accounts payable	2,602	1,260	1,149
Accrued expenses and other	(2,030)	4,984	1,947
Profit-sharing distributions payable	3,393	(816)	3,399
Customer payables	2,512	(405)	5,377
Other liabilities	(884)	3,336	371

Net cash provided by operating activities	28,991	4,474	17,663
Investing activities
Purchases of short-term investments	(36,180)	(36,099)	(20,037)
Proceeds from the sale of short-term investments	46,400	26,809	7,834
Increase in goodwill and intangibles	(31)	(208)	(90)
Cash paid for acquisitions	(25,633)	(9,856)	—
Purchases of property and equipment	(1,669)	(2,688)	(2,049)

Net cash used in investing activities	(17,113)	(22,042)	(14,342)
Financing activities
Proceeds from issuance of debt	—	10	118
Proceeds from the issuance of common stock	—	1,070	43,977
Repayments of debt	(42)	(16)	(4,413)
Principal repayments of capital lease obligations	(9)	(65)	(194)
Proceeds from exercise of common stock options & warrants (net of tax)	345	1,037	506
Incremental tax benefit from exercise of common stock options	133	807	489

Net cash provided by financing activities	427	2,843	40,483
Effect of exchange rate differences on cash and cash equivalents	(305)	320	177

Net (decrease) increase in cash and cash equivalents	12,000	(14,405)	43,981
Cash and cash equivalents at beginning of year	39,954	54,359	10,378

Cash and cash equivalents at end of year	$51,954	$39,954	$54,359

Supplemental disclosure of cash flow information
Property and equipment acquired through capital leases	$65	$10	$71
Cash paid for income taxes	11,656	7,901	4,816
Cash paid for interest	23	5	217

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for wholesale surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of wholesale, surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company's online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

        The Company has six wholly owned direct and indirect significant operating subsidiaries—Surplus Acquisition Venture, LLC (SAV); Government Liquidation.com, LLC (GL); Liquidity Services Limited (LSL) (based in Chippenham, England); DOD Surplus, LLC (DODS); Liquidity Services, GmbH (LSG); and GovDeals, Inc. (GD). SAV was formed on October 13, 2000. On February 27, 2001, SAV formed GL as a limited liability company in the state of Delaware. GL is a single-purpose entity that remarkets surplus government property under the auspices of the Commercial Venture II contract 99-0001-0002 (the Surplus Contract) with the Defense Reutilization and Marketing Service (DRMS) of the U.S. Department of Defense (DoD). Under the terms of the contract, GL is limited to conducting business of the Surplus Contract and no other. The Company formed LSL on July 23, 2003 to enter the European marketplace. LSL conducts business under the trade name "Liquidity Services" and serves commercial entities and the UK Disposal Services Agency (DSA) responsible for the disposal of UK Ministry of Defence (MOD) surplus property, and the Defence Logistics Organisation (DLO) through a six year contract beginning August 4, 2003.

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

        During January 2008, LSI acquired GD an online auction marketplace for the sale of surplus and confiscated items for local and state government entities including city, county and state agencies as well as school boards and public utilities. See Note 4.

        The Company's operations are subject to certain risks and uncertainties associated with technology-oriented companies including, but not limited to, the Company's dependence on use of the Internet, the effect of general business and economic trends, its susceptibility to rapid technological change, actual and potential competition by entities with greater financial resources, and the potential for the U.S. Government agencies from which the Company has derived a significant portion of its

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

1. Organization (Continued)

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

  Short-Term Investments

        The Company accounted for investments it held as of September 30, 2008 and 2007 in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

        Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the year ended September 30, 2008, 2007 and 2006 the amount of unrealized (losses) or gains reported in accumulated other comprehensive income was ($1,000), $178,000 and $88,000, respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest expense and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest expense and other income, net.

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

  Intangible Assets

        Intangible assets primarily consist of contract acquisition costs, covenants not to compete, and other intangible assets associated with acquisions (see Note 4). Intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from three to seven years.

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

  Goodwill

        In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, goodwill determined to have an indefinite useful life is not amortized, but is tested for impairment, at least annually or more frequently if indicators of impairment arise. If impairment of the carrying value based on the calculated fair value exists, the Company measures the impairment through the use of discounted cash flows.

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

  Significant Contracts

  DRMS

        Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company was required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the years ended September 30, 2008, 2007 and 2006 were $41,368,000, $30,609,000, and $50,686,000, respectively, including accrued amounts, as of September 30, 2008 and 2007, of $3,510,000 and $2,445,000, respectively. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the Surplus Contract in exchange for the Company's agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract. For property received from November 30, 2006 through June 18, 2008, the Company has been entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implemented under the contract modification, which is referred to as the Surplus Contract incentive. On June 1, 2007, the Company agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company's share of net proceeds under the

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the current Surplus Contract through November 1, 2008, as well as increase the Company's share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD agreed to further extend the Surplus Contract through December 17, 2008.

        Under the terms of the Scrap Contract, the Company was required to disburse to DRMS 78.2%, and to KGP 1.8% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the years ended September 30, 2008, 2007 and 2006, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $47,997,000, $35,827,000 and $27,579,000, including accrued amounts, as of September 30, 2008 and 2007, of $6,744,000 and $4,408,000, respectively. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution for the Scrap Contract, from 20% to 23% effective June 1, 2007, in exchange for the Company's agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company.

  DSA

        Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the years ended September 30, 2008, 2007 and 2006 were $1,748,000, $2,287,000 and $1,988,000, respectively, including accrued amounts, as of September 30, 2008 and 2007, of $58,000 and $66,000, respectively.

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

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents in banks over FDIC limits, short-term investments and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

        For the years ended September 30, 2008, 2007 and 2006, no single buyer accounted for 10% or more of revenue.

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

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on October 1, 2007. The adoption of FIN 48 did not impact the Company's financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis.

  Stock-Based Compensation

        At September 30, 2008, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. Prior to October 1, 2005, the Company accounted for options issued under this plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Effective October 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (Statement 123(R)) using the prospective-transition method. Under this transition method, compensation cost recognized in the years ended September 30, 2008, 2007 and 2006 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

        As a result of adopting Statement 123(R) on October 1, 2005, the Company's income before provision for income taxes and net income for the years ended September 30, 2008, 2007 and 2006 were approximately $4,674,000 and $2,687,000; $1,942,000 and $1,158,000; and $616,000 and $370,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25. The total compensation cost related to nonvested awards not yet recognized at September 30, 2008 was approximately $14,259,000, which will be recognized over the weighted average vesting period of 29 months. The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense. Inputs into the Black-Scholes model include volatility rates that ranged from 40% – 68%, a dividend rate of 0%, and risk-free interest rates that ranged from 2.53% to 5.05% for the years ended September 30,2008, 2007 and 2006. The Company anticipates a forfeiture rate of 15.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company's basic and diluted earnings per share for the years ended September 30, 2008, 2007 and 2006 are approximately $0.10 and $0.10; $0.04 and $0.04; and $0.02 and $0.01, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

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

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $3,068,000, $3,648,000 and $2,159,000 for the years ended September 30, 2008, 2007 and 2006, respectively.

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

  Comprehensive Income

        Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders' equity. For the years ended September 30, 2008, 2007 and 2006, respectively, comprehensive income was $9,183,000, $11,425,000 and $8,252,000.

  Earnings per Share

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company issued 10,292 restricted shares at a price of $11.66 during the three months ended June 30, 2008, of which only 622 shares have been included the calculation of diluted income per share due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

  (a)
  for the fiscal year ended September 30, 2008 – 2,765,313 options;

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  (b)
  for the fiscal year ended September 30, 2007 – 38,000 options; and

  (c)
  for the fiscal year ended September 30, 2006 – 183,500 options.

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2008	2007	2006
	(dollars in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,964,748	27,768,679	24,080,780
Treasury stock effect of options, warrants, and restricted stock	187,130	378,244	705,638
Shares of common stock into which outstanding preferred stock is convertible	—	—	1,301,391

Diluted weighted average common shares outstanding	28,151,878	28,146,923	26,087,809

Net income	$11,553	$11,019	$7,981

Net income per common share:
Basic income per common share	$0.41	$0.40	$0.33

Diluted income per common share	$0.41	$0.39	$0.31

  Recent Accounting Pronouncements

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The Company will adopt this statement for fiscal year beginning October 1, 2009 and it will only impact the accounting for acquisitions it makes after its adoption, except for the amendment related to income taxes, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of SFAS No. 141(R).

3. DRMS Contracts

        The Company's original Surplus Contract with DRMS will expire on December 17, 2008. The Company responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and has been awarded the new Surplus Contract. Operations will begin under the new Surplus Contract on December 18, 2008. The new Surplus Contract expires in December 2011, subject to DoD's right to extend it for two additional one-year terms. Under the terms of the original contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract. Under the new Surplus Contract, the Company will be required to purchase all usable surplus property offered to us by the DoD at a fixed percentage equal to approximately 3.26% of the DoD's original acquisition value. The Company will retain 100% of the profit from the resale of the property and bear all of its costs for the merchandising and sale of the property.

        As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

        The Company's Scrap Contract with DRMS expires in June 2012. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. As a result of this contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

        The Scrap Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2008. The Surplus Contract also contains a provision providing for a mutual termination of the contract for convenience.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions

  STR

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

  GovDeals

        On January 1, 2008, the Company acquired the stock of Information Management Specialists, Inc. and its GovDeals, Inc. subsidiary for approximately $9,404,000 in cash net of acquired cash of $742,000. GovDeals is an online auction marketplace for the sale of surplus and confiscated items for local and state government entities including city, county and state agencies as well as school boards and public utilities. The operating results of GovDeals have been included in the consolidated financial statements from the date of acquisition.

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, along with customer lists and non-contractual customer relationships. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Goodwill	$8,321
Cash, receivables and other assets	1,342
Covenants not to compete, brand and technology intangibles	1,095
Property and equipment	162
Deferred tax liability	(423)
Other liabilities	(351)

Total consideration	$10,146

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

  Geneva

        On May 1, 2008, the Company, through its LSL subsidiary, acquired the stock of the companies in the Geneva Group (Geneva), including Geneva Industries Ltd., Willen Trading Ltd., and Geneva Auctions Ltd., for approximately $16,229,000 in cash, net of acquired cash, of $934,000. In addition, the Company may be required to pay contingent earn-out payments of up to an aggregate of approximately $2,900,000 million payable over the next three years, which will be recorded when the Company determines that such payments are probable. The Geneva Group is a leading United Kingdom (UK) based remarketer of reverse supply chain merchandise, including customer returns and overstock merchandise. The operating results of Geneva have been included in the consolidated financial statements from the date of acquisition.

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, along with customer lists and non-contractual customer relationships. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Goodwill	$16,560
Cash, receivables and other assets	1,695
Inventory	1,475
Covenants not to compete and technology intangibles	1,298
Property and equipment	233
Deferred tax liability, net	(142)
Other liabilities	(3,956)

Total consideration	$17,163

        Goodwill for Geneva as of September 30, 2008, stated in U.S. dollars, was $14,929,000 a reduction of $1,631,000 from the time of acquisition, May 1, 2008, as a result of foreign currency translation adjustments, which are reflected in the equity section of the balance sheet, and thus, do not affect the income statement.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2008	2007
	(in thousands)
Computers and purchased software	$3,606	$2,985
Office/Operational equipment and vehicles	3,436	1,526
Furniture and fixtures	610	577
Leasehold improvements	1,719	1,995

	9,371	7,083
Less: accumulated depreciation and amortization	(4,641)	(2,881)

	$4,730	$4,202

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2008, 2007 and 2006 was $1,911,000, $1,157,000, and $675,000, respectively.

6. Intangible Assets

        Intangible assets at September 30, 2008 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(2,576)	$3,118
Brand and technology	3 - 5	688	(111)	577
Covenants not to compete	3 - 5	2,385	(669)	1,716
Patent and trademarks	3 - 10	183	(33)	150

Total intangible assets, net				$5,561

        Future expected amortization of intangible assets at September 30, 2008 was as follows:

Years ending September 30,
(in thousands)
2009	$1,587
2010	1,573
2011	1,376
2012	916
2013 and after	109

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Debt

  Senior Credit Facility

        In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire in March 2010.

        Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.5% (5.463% at September 30, 2008) due monthly. As of September 30, 2008 and 2007, the Company had no outstanding borrowings under the Agreement.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of September 30, 2008, the Company was in compliance with these covenants.

  Note Payable

        On May 16, 2003, the Company received $2,000,000 in cash in exchange for a subordinated debenture (the Note Payable) payable to an unaffiliated third party. The note was due in May 2008. The Company repaid the note in conjunction with the completion of its initial public offering in February 2006.

        As additional consideration, the Company issued fully vested warrants to purchase 517,094 shares of common stock of the Company. These warrants were converted into 517,094 shares of redeemable common stock in August 2004, and the common stock was subsequently sold in the Company's initial public offering (see Note 11).

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

8. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating and capital lease agreements, which expire at various dates through 2013. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Commitments (Continued)

deferred rent charges are included in other long-term liabilities and were $274,000 and $253,000 at September 30, 2008 and 2007, respectively. Future minimum payments under the leases as of September 30, 2008 are as follows:

Years ending September 30,	Operating	Capital
	(in thousands)
2009	$4,105	$32
2010	3,397	30
2011	2,753	21
2012	1,247	—
2013 and after	763	—

Total future minimum lease payments	$12,265	83

Less: amount representing interest		17

Present value of net minimum lease payments		66
Less: current portion of capital lease obligations		22

Capital lease obligations, noncurrent		$44

        Amortization of fixed assets acquired through capital leases is included in depreciation and amortization expense.

        Rent expense for the years ended September 30, 2008, 2007 and 2006 was $5,660,000, $4,585,000 and $1,974,000, respectively. Sublease income recorded for the year ended September 30, 2006 was $90,000.

9. 401(k) Benefit Plan

        The Company has various retirement plans (the Plans), which are intended to be qualified plans under Section 401(k) of the Internal Revenue Code. The Plans are defined contribution plans, available to all eligible employees and allow participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plans also allow the Company to make discretionary matching contributions. For the years ended September 30, 2008, 2007 and 2006, the Company contributed and recorded expense of approximately $552,000, $435,000 and $348,000, respectively, to the Plans.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

        The components of the provision for income taxes are as follows:

	Years ended September 30,
	2008	2007	2006
	(in thousands)
Current tax provision:
U.S. Federal	$8,268	$8,104	$5,155
State	1,878	1,652	830
Foreign	(295)	—	—

	9,851	9,756	5,985
Deferred tax benefit:
U.S. Federal	(779)	(1,913)	(763)
State	(191)	(383)	72
Foreign	(335)	—	—

	(1,305)	(2,296)	(691)

Total provision	$8,546	$7,460	$5,294

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2008	2007
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$666	$502
Accrued vacation and bonus	740	554
Inventory capitalization	1,806	1,837
Allowance for doubtful accounts	193	146
Depreciation	97	77
Other	501	400

Net deferred tax assets before valuation allowance	4,003	3,516
Less: valuation allowance	(208)	(502)

Total deferred tax assets	$3,795	$3,014

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years ended September 30,
	2008	2007	2006
U.S. statutory rate	35.0%	35.0%	34.1%
Permanent items	3.9%	0.7%	0.7%
State taxes	5.2%	4.5%	5.1%
Changes in valuation allowance	(1.5%)	—	(0.2%)
Other	(0.1%)	0.2%	0.2%

Provision for income taxes	42.5%	40.4%	39.9%

        At September 30, 2008, the Company had available foreign net operating loss (NOL) carryforwards of approximately $666,000, which do not expire. The valuation allowance at September 30, 2008 relates to the foreign NOLs. During fiscal 2008, the Company reversed $393,000 of valuation allowances recorded against UK NOLs as it was determined that it was more likely than not that the deferred tax asset would be realized. Circumstances could change in the future that would allow the Company to reduce the remaining valuation allowance and recognize additional net deferred tax assets.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48") on October 1, 2007. The adoption of FIN 48 did not impact the Company's financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the UK and Germany. Currently, the Company is not subject to income tax examinations in any jurisdictions. The statute of limitations for years prior to fiscal 2005 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2005 may be adjusted upon examination by tax authorities if they are utilized.

11. Stockholders' Equity

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

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

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

        5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. During fiscal year 2006, the Company issued options to purchase 1,208,000 shares to employees and directors with exercise prices between $12.89 and $17.63 and options to purchase 97,000 shares were forfeited. At September 30, 2006, there were 3,889,000 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2007, the Company issued options to purchase 497,585 shares to employees and directors with exercise prices between $12.49 and $20.88 and options to purchase 67,814 shares have been forfeited. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2008, the Company issued options to purchase 2,459,232 shares to employees and directors with exercise prices between $8.40 and $13.48; options to purchase 487,834 shares have been forfeited; and 10,292 restricted shares have been issued at a price of $11.66. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

  •
  performance and annual incentive awards, ultimately payable in common stock or cash, as determined by the compensation committee (the compensation committee may grant multi-year and annual incentive awards subject to achievement of specified goals tied to business criteria set forth in the 2006 Plan).

        During July 2001, the Company modified the exercise price of 3,402,794 stock options issued to employees. The stock options were originally granted with an option exercise price of $0.45. The modified stock options have an exercise price of $0.05 and all other terms and conditions of the options such as vesting schedules and expiration dates remained unchanged. The Company is accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited, or expire unexercised using variable accounting. Under variable accounting, the Company will revalue compensation costs for the stock options at each reporting period based on changes in the intrinsic value of the stock options. The Company recorded $0, $1,000 and $7,000 in stock compensation expense based on vesting of the fair value of the options, using the Black-Scholes option-pricing model for the years ended September 30, 2008, 2007 and 2006, respectively. The Company will continue to revalue compensation costs for the options based on changes in the fair value of the Company's common stock.

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

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2008 and 2007 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2006	1,990,196	$9.48
Options granted	497,585	16.83
Options exercised	(254,451)	4.07
Options canceled	(82,359)	12.07

Options outstanding at September 30, 2007	2,150,971	11.72
Options granted	2,459,232	12.21
Options exercised	(84,302)	4.09
Options canceled	(496,576)	15.44

Options outstanding at September 30, 2008	4,029,325	11.72

Options exercisable at September 30, 2008	1,150,340	10.35

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        The following table summarizes information about options outstanding at September 30, 2008:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.05	667	4.79	$0.05
$2.00 – 8.00	545,200	6.87	4.71
$8.40 – $20.88	3,483,458	8.80	12.82

	4,029,325	8.54	11.72

        The intrinsic value of outstanding and exercisable options at September 30, 2008 is approximately $3,464,000 and $575,000, respectively, based on a stock price of $10.85 on September 30, 2008.

12. Quarterly Results Unaudited

        The following table sets forth for the eight most recent quarters the selected unaudited quarterly consolidated statement of operations data. The unaudited quarterly consolidated statement of operations data has been prepared on the same basis as the Company's audited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three months ended
	Dec. 31, 2006	Mar. 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008
	(in thousands, except share and per share data)
Revenue	$45,167	$49,281	$52,505	$51,668	$59,266	$62,839	$71,473	$70,362

Income from operations	$3,257	$3,669	$4,712	$4,666	$3,517	$3,887	$6,227	$4,973

Net income	$2,313	$2,474	$3,053	$3,180	$2,363	$2,646	$3,847	$2,697

Basic earnings per common share	$0.08	$0.09	$0.11	$0.11	$0.08	$0.10	$0.14	$0.10

Diluted earnings per common share	$0.08	$0.09	$0.11	$0.11	$0.08	$0.10	$0.14	$0.10

Basic weighted average shares outstanding	27,597,419	27,708,278	27,857,115	27,911,902	27,944,139	27,951,777	27,964,662	27,998,413

Diluted weighted average shares outstanding	28,449,429	28,526,789	28,321,395	28,013,199	28,107,692	28,261,121	28,237,150	28,001,549

 LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2006	$769	—	$275	$494
Year ended September 30, 2007	494	$8	—	502
Year ended September 30, 2008	$502	$99	$393	$208
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2006	$50	$150	—	$200
Year ended September 30, 2007	200	171	—	371
Year ended September 30, 2008	$371	$148	—	$519
Inventory allowance (deducted from inventory)
Year ended September 30, 2008	—	$314	—	$314

13. Subsequent Event

        On December 2, 2008, the Company's Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to $10 million of the issued and outstanding shares of its common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The repurchase program will commence during calendar year 2009. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using the Company's available cash.

 EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement, dated as of August 29, 2006, among Liquidity Services, Inc., Carl C. Jones, Eddie Fischer, Bradley Fischer and Southern Textile Recycling, Inc., incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
2.2	Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
3.1	Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
4.1	Form of Certificate of Common Stock of the Company, incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 21, 2006.
4.2	Registration Rights Agreement, dated September 3, 2004, by and between the Company and ABS Capital Partners IV, L.P., ABS Capital Partners IV-A, L.P., ABS Capital Partners IV Offshore L.P. and ABS Capital Partners IV Special Offshore L.P., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
10.1	Defense Logistics Agency, Surplus Commercial Property, Defense Reutilization and Marketing Service, Invitation for Bids, No. 99-0001, December 2000, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.
10.2	Defense Logistics Agency, Multi-Year Sale of Surplus Scrap Material at Locations Nationwide, Defense Reutilization and Marketing Service, Invitation for Bids, No. 99-4001, December 7, 2004, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.
10.3.1	Executive Employment Agreement, dated September 2, 2004, between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.3.2	Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 26, 2006, incorporated herein by reference to Exhibit 10.3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.4.1	Executive Employment Agreement, dated September 2, 2004, between the Company and Jaime Mateus-Tique, incorporated herein by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

Exhibit No.	Description
10.4.2	Amendment to Executive Employment Agreement between the Company and Jaime Mateus-Tique, dated January 25, 2006, incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.1	Executive Employment Agreement, dated May 15, 2001, between Government Liquidation.com, LLC and Benjamin R. Brown, incorporated herein by reference to Exhibit 10.5.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.2	Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Benjamin R. Brown, dated January 26, 2006, incorporated herein by reference to Exhibit 10.5.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.1	Executive Employment Agreement, dated January 27, 2005, between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.2	Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.1	Executive Employment Agreement, dated June 13, 2001, between Government Liquidation.com, LLC and Thomas Burton, incorporated herein by reference to Exhibit 10.7.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.2	Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Thomas Burton, dated January 25, 2006, incorporated herein by reference to Exhibit 10.7.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.8.1	Executive Employment Agreement, dated November 11, 2005, between the Company and James E. Williams, incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.8.2	Amendment to Executive Employment Agreement between the Company and James E. Williams, dated January 26, 2006, incorporated herein by reference to Exhibit 10.8.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.9	Executive Employment Agreement, dated October 15, 2007, between the Company and Eric C. Dean, incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed with the SEC on December 7, 2007.
10.10	2005 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.#
10.11	2006 Omnibus Long-Term Incentive Plan, incorporated herein by reference to Exhibit 10.10 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

Exhibit No.	Description
10.12	Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.
10.13.1	Amendment to Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002), dated as of September 12, 2006, between Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2006.
10.13.2	Supplemental Agreement, dated as of May 13, 2008, relating to Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002) between Surplus Acquisition Venture, LLC (a wholly owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
10.13.3	Notice of Termination of Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 2008.
10.13.4	Supplemental Agreement 18 (Sales Contract Number 99-0001-0002), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 12, 2008.
10.14	LSI Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 9, 2006.
10.15	Form of Notice of Stock Option Grant, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006.
10.16	Lease Agreement, dated September 1, 2004, between Le Baron Investments and Southern Textile Recycling, Inc., incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.17	Lease Agreement, dated June 8, 2006, between Le Baron Investments and Southern Textile Recycling, Inc., incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.18	Lease Agreement, effective October 1, 2005, between the Company and ProLogis Development Services Incorporated, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.19	Industrial Real Estate Lease Agreement, dated January 20, 2006, between the Company and Paulus Enterprises, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.20	Standard Form Industrial Building Lease, effective August 1, 2006, between the Company and First Industrial Development Services, Inc., incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.21	Standard Form Industrial Building Lease, effective March 1, 2005, between the Company and First Industrial Texas, L.P., incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.

Exhibit No.	Description
10.22	First Lease Modification Agreement, effective June 1, 2006, to Lease Agreement, dated February 2, 2005, between the Company and First Industrial Texas, L.P., incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.23	Amendment No. 1 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.24	Amendment No. 2 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.25	Loan Agreement between the Company, Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of the Company) and United Bank, including the first modification to the Loan Agreement, dated as of July 28, 2005; the second modification to the Loan Agreement, dated as of June 19, 2006; the third modification to the Loan Agreement, dated November 2, 2006; the fourth modification to the Loan Agreement, dated February 14, 2007 and the Fifth Modification to the Loan Agreement, dated as of October 17, 2007, incorporated herein by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K filed with the SEC on December 7, 2008.
10.26	Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.27	Form of Notice of Restricted Stock Grant.
10.28	Security Agreement, dated June 7, 2005, by and between Liquidity Services, Inc. and United Bank, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed with the SEC on February 21, 2008.
10.29	Security Agreement, dated June 7, 2005, by and between Surplus Acquisition Venture, LLC and United Bank, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K/A filed with the SEC on February 21, 2008.
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Designates management or compensation plans.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2008.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 8, 2008.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES M. RALLO James M. Rallo	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	President, Chief Operating Officer and Director
/s/ PHILIP A. CLOUGH Philip A. Clough	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ FRANKLIN D. KRAMER Franklin D. Kramer	Director
/s/ F. DAVID FOWLER F. David Fowler	Director

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