Form 10-Q
period 2008-12-31
LIQUIDITY SERVICES INC
filed 2009-02-06
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 6, 2009 was 28,033,861.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2008	September 30, 2008

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,446	$51,954
Short-term investments	17,816	11,244
Accounts receivable, net of allowance for doubtful accounts of $570 and $519 at December 31, 2008 and September 30, 2008, respectively	2,531	4,658
Inventory	12,608	13,327
Prepaid expenses, deferred taxes and other current assets	8,688	7,653
Total current assets	77,089	88,836
Property and equipment, net	4,865	4,730
Intangible assets, net	5,001	5,561
Goodwill	32,105	34,696
Other assets	3,466	3,344
Total assets	$122,526	$137,167
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,218	$8,303
Accrued expenses and other current liabilities	7,716	10,314
Profit-sharing distributions payable	4,427	10,312
Customer payables	6,519	8,841
Current portion of long-term debt and capital lease obligations	23	22
Total current liabilities	24,903	37,792
Long-term debt and capital lease obligations, net of current portion	38	44
Deferred taxes and other long-term liabilities	3,136	2,961
Total liabilities	28,077	40,797
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,033,861 and 28,023,361 shares issued and outstanding at December 31, 2008 and September 30, 2008, respectively	28	28
Additional paid-in capital	67,517	65,973
Accumulated other comprehensive loss	(5,184)	(1,717)
Retained earnings	32,088	32,086
Total stockholders’ equity	94,449	96,370
Total liabilities and stockholders’ equity	$122,526	$137,167

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands Except Per Share Data)

	Three Months Ended December 31,
	2008	2007

Revenue	$55,642	$59,266
Costs and expenses:
Cost of goods sold (excluding amortization)	18,589	15,403
Profit-sharing distributions	14,339	20,806
Technology and operations	11,927	9,977
Sales and marketing	4,432	4,133
General and administrative	5,745	4,839
Amortization of contract intangibles	203	203
Depreciation and amortization	639	388

Total costs and expenses	55,874	55,749

(Loss) income from operations	(232)	3,517
Interest income and other income, net	236	488

Income before provision for income taxes	4	4,005
Provision for income taxes	(2)	(1,642)

Net income	$2	$2,363

Basic earnings per common share	$0.00	$0.08

Diluted earnings per common share	$0.00	$0.08

Basic weighted average shares outstanding	28,026,296	27,944,139

Diluted weighted average shares outstanding	28,026,296	28,107,692

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended December 31,
	2008	2007
Operating activities
Net income	$2	$2,363
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	842	591
Stock compensation expense	1,483	1,111
Provision for doubtful accounts	51	28
Changes in operating assets and liabilities:
Accounts receivable	2,077	2,423
Inventory	718	(1,096)
Prepaid expenses and other assets	(1,158)	(274)
Accounts payable	(2,086)	1,510
Accrued expenses and other	(2,597)	(3,581)
Profit-sharing distributions payable	(5,885)	3,174
Customer payables	(2,322)	965
Other liabilities	174	36

Net cash (used in) provided by operating activities	(8,701)	7,250
Investing activities
Purchases of short-term investments	(9,460)	(6,336)
Proceeds from the sale of short-term investments	2,890	6,129
Increase in goodwill and intangibles	(84)	(12)
Purchases of property and equipment	(647)	(349)

Net cash used in investing activities	(7,301)	(568)
Financing activities
Principal repayments of capital lease obligations and debt	(5)	(44)
Proceeds from exercise of common stock options and warrants (net of tax)	52	49
Incremental tax benefit from exercise of common stock options	9	—

Net cash provided by financing activities	56	5
Effect of exchange rate differences on cash and cash equivalents	(562)	(118)

Net (decrease) increase in cash and cash equivalents	(16,508)	6,569
Cash and cash equivalents at beginning of period	51,954	39,954

Cash and cash equivalents at end of period	$35,446	$46,523
Supplemental disclosure of cash flow information
Cash paid for income taxes	$805	$2,511
Cash paid for interest	17	1

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of December 31, 2008, unaudited consolidated statements of operations for the three months ended December 31, 2008 and 2007 and the unaudited statements of cash flows for the three months ended December 31, 2008 and 2007 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three-months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009 or any future period.

Short-Term Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three months ended December 31, 2008 and 2007, the amount of unrealized gains and (losses) reported in accumulated other comprehensive income was $1,000 and ($17,000), respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under Statement 123(R). The Company’s income before provision for income taxes and net income for the three months ended December 31, 2008 and 2007 were approximately $1,483,000 and $845,000 and $1,111,000 and $656,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2008 was approximately $17,817,000, which is being recognized over the weighted average vesting period of 32 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% to 68%, dividend rate of 0%, and risk-free interest rates that ranged from 0.91% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate ranging from 11.4% to 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the three months ended December 31, 2008 and 2007 are approximately $0.03 and $0.03, and $0.03 and $0.03, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities. For the three months ended December 31, 2008 and 2007comprehensive (loss) and income was ($3,464,000) and $2,223,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company issued 10,292 restricted shares at a price of $11.66 during the three months ended June 30, 2008 and 344,117 restricted shares at prices ranging from $7.48 to $8.57 during the three months ended December 31, 2008, of which no shares have been included the calculation of diluted income per share due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also not included the following stock options in our calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods or the unrecognized compensation expense under FAS 123(R), for in the money options, is greater than the difference between the market price and the exercise price:

(a)	for the three months ended December 31, 2008, 4,849,142 options; and

(b)	for the three months ended December 31, 2007, 2,647,985 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	December 31,
	2008	2007
	(dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	28,026,296	27,944,139
Treasury stock effect of options and restricted stock	—	163,553

Diluted weighted average common shares outstanding	28,026,296	28,107,692

Net income	$2	$2,363
Net income per common share:
Basic income per common share	$0.00	$0.08
Diluted income per common share	$0.00	$0.08

3.                                      Defense Reutilization and Marketing Service Contracts and U.K. Disposal Service Agency Contract

Defense Reutilization and Marketing Service (DRMS) Contracts

The Company’s original Surplus Contract with DRMS expired on December 17, 2008. The Company responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and has been awarded the new Surplus Contract. Operations began under the new Surplus Contract on December 18, 2008. The new Surplus Contract expires in December 2011, subject to DoD’s right to extend it for two additional one-year terms. Under the terms of the original contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to us by the DoD at a fixed percentage equal to approximately 3.26% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property.

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

The Scrap Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2008. The Surplus Contract also contains a provision providing for a mutual termination of the contract for convenience.

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the Surplus Contract with DRMS, the Company was required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the contract. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the Surplus Contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under this contract.  For property received from November 30, 2006 through June 18, 2008, the Company was entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implemented under the contract modification, which is referred to as the Surplus Contract incentive. On June 1, 2007, the Company agreed, as provided in the modification to the Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company’s share of net proceeds under the Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase the Company’s share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD agreed to further extend the Surplus Contract through December 17, 2008. Profit-sharing distributions to DRMS/KGP under the Surplus Contract for the three months ended December 31, 2008 and 2007 were $8,760,000 and $8,554,000, respectively, including accrued amounts, as of December 31, 2008 and 2007, of $1,884,000 and $3,660,000, respectively.

Under the terms of the Scrap Contract, the Company was required to disburse to DRMS 78.2%, and to KGP 1.8% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution for the Scrap Contract, from 20% to 23% effective June 1, 2007, in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. For the three months ended December 31, 2008 and 2007, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $5,178,000 and $11,721,000, including accrued amounts, as of December 31, 2008 and 2007, of $2,543,000 and $6,369,000, respectively.

U.K. Disposal Services Agency (DSA) Contract

Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the three months ended December 31, 2008 and 2007 were $401,000 and $538,000, respectively, including accrued amounts, as of December 31, 2008 and 2007, of $0 and $64,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.                                      Intangible Assets

Intangible assets at December 31, 2008 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(2,779)	$2,915
Brand and technology	3 - 5	688	(163)	525
Covenants not to compete	3 - 5	2,385	(967)	1,418
Patent and trademarks	3 - 10	183	(40)	143
Total intangible assets, net				$5,001

Future expected amortization of intangible assets at December 31, 2008 was as follows:

Years ending September 30,	(in thousands)

2009 (remaining nine months)	$1,138
2010	1,503
2011	1,335
2012	916
2013 and after	109

5.                                      Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire in March 2010.

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.5% (3.504% at December 31, 2008) due monthly. As of December 31, 2008 and September 30, 2008, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of December 31, 2008, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

6.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending September 30, 2009, the Company expects that it will have an effective income tax rate of 43%.

As of December 31, 2008, the Company’s deferred tax assets exceeded its deferred tax liabilities. The Company had a net deferred tax asset of approximately $4.6 million at December 31, 2008.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on October 1, 2007. The adoption of FIN 48 did not impact the Company’s financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the UK and Germany. The Company is no longer subject to U.S. federal, state and local, or foreign income tax examinations by tax authorities for years before fiscal 2005, although carryforward of tax attributes that were generated prior to fiscal 2005 may still be adjusted upon examination by tax authorities if they are utilized.

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

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2008, the Company issued options to purchase 2,459,232 shares to employees and directors with exercise prices between $8.40 and $13.48; options to purchase 487,834 shares have been forfeited; and 10,292 restricted shares have been issued at a price of $11.66. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2008, the Company issued options to purchase 850,000 shares to employees and directors with exercise prices between $7.48 and $8.23, and options to purchase 19,683 shares were forfeited. During the three months ended December 31, 2008, the Company issued 344,117 restricted shares at prices ranging from $7.48 to $8.57. At December 31, 2008, there were 303,105 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2008 and the three months ended December 31, 2008 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2007	2,150,971	$11.72
Options granted	2,459,232	12.21
Options exercised	(84,302)	4.09
Options canceled	(496,576)	15.44
Options outstanding at September 30, 2008	4,029,325	11.72
Options granted (unaudited)	850,000	7.55
Options exercised (unaudited)	(10,500)	5.00
Options canceled (unaudited)	(19,683)	15.44
Options outstanding at December 31, 2008 (unaudited)	4,849,142	10.99
Options exercisable at December 31, 2008 (unaudited)	1,759,062	11.09

The intrinsic value of outstanding and exercisable options at December 31, 2008 is approximately $2,608,000 and $1,739,000, respectively, based on a stock price of $8.33 on December 31, 2008.

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a stock repurchase program.  Under the program, the Company is authorized to repurchase up to $10 million of the issued and outstanding shares of its common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate.  The repurchase program will commence during calendar year 2009. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash.

8.                                      Fair Value Measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and our own assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

As of December 31, 2008, the Company’s Level 1 short-term investments, of $17,816,000, are the only financial instruments measured at fair value.

9.                                      Contingencies

In January 2008, KGP commenced litigation against Government Liquidaiton.com (GL) and Surplus Acquisition Venture, LLC (SAV), two of the Company’s subsidiaries, seeking $1.5 million in damages.  KGP claims it is entitled to these damages because of actions GL and SAV took at the direction of DRMS pursuant to an amendment to our Surplus Contract entered into in August 2006. GL and SAV have filed a motion to dismiss this litigation in its entirety and believe they have meritorious defenses in this litigation.  In addition, SAV and GL believe they likely would be able to recover their costs and damages arising out of this litigation from DRMS under the terms of the Surplus Contract.

10.                               Subsequent Event

On February 4, 2009, the DoD agreed to amend the new Surplus Contract, such that the fixed 3.26% price, of the DRMS’ acquisition value, to be paid for the property, will be 1.8%. In addition. the new Surplus Contract performance period will start from the time property is delivered during February 2009.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2008. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We believe our ability to create liquid marketplaces for wholesale surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 724,000 to approximately 1,045,000, or 44.5%.

Recent initiatives.  On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which we anticipate will extend through fiscal year 2009. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract.  Under the new Surplus Contract, under which we commenced operations on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a fixed 3.26% price, of the DRMS’ acquisition value, to be paid for the property and allows us to retain all of the profits from the sale of property. On February 4, 2009, the DoD agreed to amend the new Surplus Contract, such that the fixed 3.26% price, of the DRMS’ acquisition value, to be paid for the property, will be 1.8%. In addition. the new Surplus Contract performance period will start from the time property is delivered during February 2009.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 56.2% of our total revenue for the three months ended December 31, 2008. The merchandise sold under our profit-sharing model accounted for approximately 38.1% of our gross merchandise volume, or GMV, for the three months ended December 31, 2008.

•                  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 10.7% of our total revenue for the three months ended December 31, 2008. The merchandise sold under our consignment model accounted for approximately 40.1% of our GMV for the three months ended December 31, 2008.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller.  Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 22.5% of our total revenue for the three months ended December 31, 2008. The merchandise sold under our purchase model accounted for approximately 15.3% of our GMV for the three months ended December 31, 2008.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended December 31, 2008, we generated less than 1% of our revenue from advertisements on our wholesale industry portals.

Industry trends.  We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) product innovation in the retail supply chain that has increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets; and (6) as a result of the recent economic downturn, an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases.

Our Seller Agreements

Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus contract.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 36.7% of our total revenue for the three months ended December 31, 2008. The property sold under our Surplus Contract accounted for approximately 24.9% of our GMV for the three months ended December 31, 2008. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract. We began operations under the new Contract on December 18, 2008. The new Surplus Contract expires in December 2011, subject to DoD’s right to extend it for two additional one-year terms.

•                  Scrap contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. The Scrap Contract accounted for 19.5% of our revenue and 13.2% of our GMV for the three months ended December 31, 2008. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms.

Under the original Surplus Contract, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the original Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the Contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the original Surplus Contract and the DoD was entitled to receive 72.5%. For property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the Contract modification, which was referred to as the original Surplus Contract incentive. This incentive was measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. Under the new Surplus Contract, which began on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a higher fixed percentage price of 3.26%, of the DRMS’ acquisition value, to be paid for the property.

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

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated less than 1% of our revenue in the three months ended December 31, 2008. This contract expired in January 2009.

Our UK MoD agreement.  In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 2% of our revenue in the three months ended December 31, 2008. This contract expires in July 2009, subject to the Ministry’s right to extend the contract for an additional one-year term.

Our commercial agreements.  We have over 375 corporate clients each of which have sold in excess of $10,000 of wholesale surplus and salvage assets in our marketplaces during the last 12 months. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2008 totaled $82.1 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2008 we completed approximately 108,000 transactions.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2008, we had approximately 1,045,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2008, approximately 492,000 total auction participants participated in auctions on our marketplaces.

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

•                                          In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment, or Statement 123(R), which is a revision of SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of Statement 123(R) on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted the provisions of Statement 123(R), are accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three months Ended December 31,
	2008	2007
	(In thousands) (Unaudited)
Net income	$2	$2,363
Interest expense (income) and other expense (income), net	(236)	(488)
Provision for income taxes	2	1,642
Amortization of contract intangibles	203	203
Depreciation and amortization	639	388

EBITDA	610	4,108
Stock compensation expense	1,483	1,111

Adjusted EBITDA	$2,093	$5,219

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $37.1 million at December 31, 2008. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on October 1, 2007. The adoption of FIN 48 did not impact our financial position or results of operations. We have concluded that there were no uncertain tax positions identified during our analysis.

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

Income taxes.  During fiscal years 2006, 2007 and 2008, we had an effective income tax rate of approximately 40%, 40% and 43%, respectively, which included federal and state income taxes. We estimate that our fiscal year 2009 effective income tax rate will be approximately 46%, an increase as a result of non-deductable stock based compensation costs increasing in proportion to our U.S. based taxable income. We expect this trend to reverse when our employees are able to exercise incentive stock options, which are currently out of the money.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2008	2007
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	33.4	26.0
Profit-sharing distributions	25.8	35.1
Technology and operations	21.4	16.8
Sales and marketing	8.0	7.0
General and administrative	10.3	8.2
Amortization of contract intangibles	0.4	0.4
Depreciation and amortization	1.1	0.6

Total costs and expenses	100.4	94.1

Income from operations	(0.4)	5.9
Interest income and expense and other income, net	0.4	0.9

Income before provision for income taxes	0.0	6.8
Provision for income taxes	(0.0)	(2.8)

Net income	0.0%	4.0%

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Revenue.  Revenue decreased $3.7 million, or 6.1%, to $55.6 million for the three months ended December 31, 2008 from $59.3 million for the three months ended December 31, 2007. This was primarily due to a 44.9% decrease in our scrap business, which utilizes the profit sharing model, as a result of a decrease in commodity pricing This business generated 19.5% of our revenue and 13.2% of our GMV for the three months ended December 31, 2008, as compared to 33.2% and 29.2%, respectively, for the three months ended December 31, 2007. The amount of GMV increased $14.5 million, or 21.5%, to $82.1 million for the three months ended December 31, 2008 from $67.6 million for the three months ended December 31, 2007, primarily due to (1) an increase in the number of completed transactions, which increased from approximately 63,000 to 108,000, or 70.5%; (2) our surplus business, which grew 16.5% and generated 36.7% of our revenue and 24.9% of our GMV for the three months ended December 31, 2008, as compared to 29.6% and 25.9%, respectively, for the three months ended December 31, 2007; (3) the acquisition of GovDeals, completed on January 1, 2008, which generated 2.1% of our revenue and 19.0% of our GMV for the three months ended December 31, 2008; and (4) the acquisition of Geneva, completed on May 1, 2008, which generated 7.1% of our revenue and 4.8% of our GMV for the three months ended December 31, 2008. We also benefited from our ability to more effectively market assets to potential buyers; our marketing efforts resulted in an approximately 44.5% increase in registered buyers to approximately1,045,000 at December 31, 2008 from approximately 724,000 at December 31, 2007.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $3.2 million, or 20.7%, to $18.6 million for the three months ended December 31, 2008 from $15.4 million for the three months ended December 31, 2007. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 33.4% from 26.0%. These increases are primarily due to (1) the acquisition of Geneva, which was completed on May 1, 2008 and utilizes the purchase model, which has a higher cost of goods sold than the profit sharing model and (2) the decrease in our scrap business revenue, which utilizes the profit sharing model.

Profit-sharing distributions.  Profit-sharing distributions decreased $6.5 million, or 31.1%, to $14.3 million for the three months ended December 31, 2008 from $20.8 million for the three months ended December 31, 2007. As a percentage of revenue, profit-sharing distributions decreased to 25.8% from 35.1%. These decreases are primarily due to a 44.9% decrease in our scrap business.

Technology and operations expenses.  Technology and operations expenses increased $1.9 million, or 19.5%, to $11.9 million for the three months ended December 31, 2008 from $10.0 million for the three months ended December 31, 2007. As a percentage of revenue, these expenses increased to 21.4% from 16.8%. These increases are primarily due to (1) the decrease of 44.9% in revenue from our scrap business, while incurring similar operational costs as pounds of scrap sold during the two periods were not materially different; (2) the addition of 19 technology and operations personnel, the majority of whom were needed to support the increased volume of transactions and merchandise discussed above; (3) the roll out of operations associated with our new Surplus Contract; (4) the acquisition of GovDeals, which was completed on January 1, 2008; and (5) the acquisition of Geneva, which was completed on May 1, 2008.

Sales and marketing expenses.  Sales and marketing expenses increased $0.3 million, or 7.2%, to $4.4 million for the three months ended December 31, 2008 from $4.1 million for the three months ended December 31, 2007. As a percentage of revenue, these expenses increased to 8.0% from 7.0%. These increases are primarily due to (1) our hiring of 41 additional sales and marketing personnel and (2) the acquisition of GovDeals, which was completed on January 1, 2008.

General and administrative expenses.  General and administrative expenses increased $0.9 million, or 18.7%, to $5.7 million for the three months ended December 31, 2008 from $4.8 million for the three months ended December 31, 2007. As a percentage of revenue, these expenses increased to10.3% from 8.2%. These increases are primarily due to (1) expenses of $0.2 million related to stock-based compensation expense; (2) expenses of $0.3 million associated with GovDeals, which was acquired on January 1, 2008; and (3) expenses of $0.4 million associated with Geneva, which was acquired on May 1, 2008.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended December 31, 2008 and 2007, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.2 million, or 64.7%, to $0.6 million for the three months ended December 31, 2008 from $0.4 million for the three months ended December 31, 2007, primarily due to additional depreciation expense resulting from the purchase of $1.7 million of property and equipment during the fiscal year ended September 30, 2008.

Interest income and expense and other income, net.  Interest income and expense and other income, net decreased $0.3 million, or 51.7%, to $0.2 million for the three months ended December 31, 2008 from $0.5 million for the three months ended December 31, 2007, primarily due to a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense decreased $1.6 million, or 99.9%, to $2.1 thousand for the three months ended December 31, 2008 from $1.6 million for the three months ended December 31, 2007, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $2.4 million, or 99.9%, to $2.1 thousand for the three months ended December 31, 2008 from $2.4 million for the three months ended December 31, 2007.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2008, we had approximately $35.4 million in cash and cash equivalents, $17.8 million in short-term investments and $21.4 million available under our $30.0 million senior credit facility, due to issued letters of credit for $8.6 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to $10 million of our issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate.  The repurchase program will commence during calendar year 2009. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Net cash used in operating activities was $8.7 million for the three months ended December 31, 2008 compared to $7.3 million of net cash provided by operating activities for the three months ended December 31, 2007. For the three months ended December 31, 2008, net cash used in operating activities primarily consisted of a net decrease in accounts payable, accrued expenses and other liabilities of $12.7 million ($5.9 million resulted from a decrease in our payable to the DoD related the decrease in our scrap business), offset in part by depreciation and amortization expense of $0.8 million, stock compensation expense of $1.5 million and a net decrease in accounts receivable, inventory and prepaid assets of $1.7 million. For the three months ended December 31, 2007, net cash provided by operating activities primarily consisted of net income of $2.4 million, depreciation and amortization expense of $0.6 million, stock compensation expense of $1.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $2.1 million, and a net decrease in accounts receivable, inventory and prepaid assets of $1.1 million.

Net cash used in investing activities was $7.3 million for the three months ended December 31, 2008 and $0.6 million for the three months ended December 31, 2007. Net cash used in investing activities for the three months ended December 31, 2008 consisted primarily of net purchases of short-term investments of $6.6 million and capital expenditures of $0.7 million for purchases of equipment and leasehold improvements. Net cash used in investing activities for the three months ended December 31, 2007 consisted primarily of net purchases of short-term investments of $0.2 million and capital expenditures of $0.4 million for purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $56.0 thousand for the three months ended December 31, 2008 and $5.0 thousand for the three months ended December 31, 2007.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $2.0 million to $2.5 million in the fiscal year ending September 30, 2009. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2008 were $0.7 million. As of December 31, 2008, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due March 31, 2010. The senior credit facility bears an annual interest rate of LIBOR plus 1.5%. As of December 31, 2008, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $21.4 million due to issued letters of credit for $8.6 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2008, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of December 31, 2008 and September 30, 2008 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of December 31, 2008, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than seven percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2008, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2009.

LIQUIDITY SERVICES, INC.

(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer