Form 10-Q
period 2009-03-31
LIQUIDITY SERVICES INC
filed 2009-05-06
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 6, 2009 was 27,494,295.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31,	September 30,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34,204	$51,954
Short-term investments	19,759	11,244
Accounts receivable, net of allowance for doubtful accounts of $200 and $519 at March 31, 2009 and September 30, 2008, respectively	3,681	4,658
Inventory	13,084	13,327
Prepaid expenses, deferred taxes and other current assets	8,661	7,653
Total current assets	79,389	88,836
Property and equipment, net	5,490	4,730
Intangible assets, net	4,609	5,561
Goodwill	31,834	34,696
Other assets	3,043	3,344
Total assets	$124,365	$137,167
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,869	$8,303
Accrued expenses and other current liabilities	10,550	10,314
Profit-sharing distributions payable	4,533	10,312
Customer payables	6,927	8,841
Current portion of long-term debt and capital lease obligations	24	22
Total current liabilities	27,903	37,792
Long-term debt and capital lease obligations, net of current portion	31	44
Deferred taxes and other long-term liabilities	2,842	2,961
Total liabilities	30,776	40,797
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,096,757 shares issued and 27,389,295 shares outstanding at March 31, 2009; 28,023,361 shares issued and outstanding at September 30, 2008	27	28
Additional paid-in capital	69,244	65,973
Treasury Stock	(3,873)	—
Accumulated other comprehensive loss	(5,572)	(1,717)
Retained earnings	33,763	32,086
Total stockholders’ equity	93,589	96,370
Total liabilities and stockholders’ equity	$124,365	$137,167

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars in Thousands Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008

Revenue	$59,676	$62,839	$115,318	$122,105
Costs and expenses:
Cost of goods sold (excluding amortization)	22,703	16,162	41,292	31,565
Profit-sharing distributions	11,797	22,630	26,137	43,436
Technology and operations	11,678	10,300	23,606	20,277
Sales and marketing	4,474	3,917	8,905	8,050
General and administrative	5,131	5,275	10,875	10,114
Amortization of contract intangibles	203	203	407	407
Depreciation and amortization	678	465	1,316	852

Total costs and expenses	56,664	58,952	112,538	114,701

Income from operations	3,012	3,887	2,780	7,404
Interest income and other income, net	90	621	326	1,109

Income before provision for income taxes	3,102	4,508	3,106	8,513
Provision for income taxes	(1,427)	(1,862)	(1,429)	(3,504)

Net income	$1,675	$2,646	$1,677	$5,009

Basic earnings per common share	$0.06	$0.10	$0.06	$0.18

Diluted earnings per common share	$0.06	$0.10	$0.06	$0.18

Basic weighted average shares outstanding	27,777,517	27,951,777	27,901,907	27,947,958

Diluted weighted average shares outstanding	27,972,045	28,261,121	27,999,171	28,184,407

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2009	2008
Operating activities
Net income	$1,677	$5,009
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,723	1,259
Stock compensation expense	3,049	2,263
Provision for doubtful accounts	(319)	(164)
Changes in operating assets and liabilities:
Accounts receivable	1,297	1,991
Inventory	243	(294)
Prepaid expenses and other assets	(707)	(1,819)
Accounts payable	(2,435)	1,847
Accrued expenses and other	237	(4,570)
Profit-sharing distributions payable	(5,779)	2,591
Customer payables	(1,913)	2,892
Other liabilities	(120)	73

Net cash (used in) provided by operating activities	(3,047)	11,078
Investing activities
Purchases of short-term investments	(13,915)	(24,749)
Proceeds from the sale of short-term investments	5,400	24,288
Increase in goodwill and intangibles	(86)	(23)
Cash paid for acquisitions, net of cash acquired	—	(9,389)
Purchases of property and equipment	(1,780)	(754)

Net cash used in investing activities	(10,381)	(10,627)
Financing activities
Principal repayments of capital lease obligations and debt	(11)	(46)
Proceeds from exercise of common stock options and warrants (net of tax)	182	93
Incremental tax benefit from exercise of common stock options	40	3
Repurchases of common stock	(3,874)	—

Net cash (used in) provided by financing activities	(3,663)	50
Effect of exchange rate differences on cash and cash equivalents	(658)	(11)

Net (decrease) increase in cash and cash equivalents	(17,749)	490
Cash and cash equivalents at beginning of period	51,953	39,954

Cash and cash equivalents at end of period	$34,204	$40,444
Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,896	$7,139
Cash paid for interest	27	9

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for wholesale, surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of wholesale surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated balance sheet as of March 31, 2009, unaudited consolidated statements of operations for the three and six months ended March 31, 2009 and 2008 and the unaudited statements of cash flows for the six months ended March 31, 2009 and 2008 have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009 or any future period.

Short-Term Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three and six months ended March 31, 2009 and 2008, the amount of unrealized losses reported in accumulated other comprehensive income was $2,000 and $1,000, and $94,000 and $111,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under Statement 123(R). The Company’s income before provision for income taxes and net income for the three and six months ended March 31, 2009 and 2008 was approximately $1,566,000 and $846,000, and $3,049,000 and $1,647,000; and $1,151,000 and $679,000, and $2,263,000 and $1,335,000 lower, respectively, than if it had continued to account for share-based compensation under APB Opinion No. 25.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2009 was approximately $16,370,000, which is being recognized over the weighted average vesting period of 29 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% to 68%, dividend rate of 0%, and risk-free interest rates that ranged from 0.91% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate ranging from 11.4% to 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the three and six months ended March 31, 2009 and 2008 were approximately $0.03 and $0.03, and $0.06 and $0.06; and $0.02 and $0.02, and $0.05 and $0.05, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities. For the three and six months ended March 31, 2009 and 2008 comprehensive income (loss)was $1,287,000 and ($2,177,000); and $2,650,000 and $4,874,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company issued 10,292 restricted shares at a price of $11.66 during the three months ended June 30, 2008 and 336,817 restricted shares at prices ranging from $7.48 to $8.57 during the three months ended December 31, 2008, of which only 50,295 and 25,148 shares have been included in the calculation of diluted income per share for the three and six months ended March 31, 2009, respectively, due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in our calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)    for the three months ended March 31, 2009, 4,464,221 options;

(b)   for the six months ended March 31, 2009, 4,464,221 options;

(c)    for the three months ended March 31, 2008, 3,124,244 options; and

(d)   for the six months ended March 31, 2008, 2,647,985 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,777,517	27,951,777	27,901,907	27,947,958
Treasury stock effect of options and restricted stock	194,528	309,344	97,264	236,449

Diluted weighted average common shares outstanding	27,972,045	28,261,121	27,999,171	28,184,407

Net income	$1,675	$2,646	$1,677	$5,009
Net income per common share:
Basic income per common share	$0.06	$0.10	$0.06	$0.18
Diluted income per common share	$0.06	$0.10	$0.06	$0.18

3.             Defense Reutilization and Marketing Service Contracts and U.K. Disposal Service Agency Contract

Defense Reutilization and Marketing Service (DRMS) Contracts

The Company’s original Surplus Contract with DRMS expired on December 17, 2008. The Company responded to a RFP from DRMS regarding a renewal of the Surplus Contract, and has been awarded the new Surplus Contract. Operations began under the new Surplus Contract during February 2009. The new Surplus Contract expires in February 2012, subject to DoD’s right to extend it for two additional one-year terms. Under the terms of the original contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the DoD at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property.

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

The Scrap Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2009. The new Surplus Contract also contains a provision providing for a mutual termination of the contract for convenience.

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the original Surplus Contract with DRMS, the Company was required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the original Surplus Contract. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the original Surplus Contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under the original Surplus Contract.  For property received from November 30, 2006 through June 18, 2008, the Company was entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implemented under the original Surplus Contract modification, which is referred to as the original Surplus Contract incentive. On June 1, 2007, the Company agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company’s share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase the Company’s share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD agreed to further extend the original Surplus Contract through December 17, 2008. Operations commenced under the new Surplus Contract on December 18, 2008.  Profit-sharing distributions will continue to be made during the original Surplus Contract wind-down period, which the Company expects will continue through fiscal 2009. Profit-sharing distributions to DRMS/KGP under the original Surplus Contract for the three and six months ended March 31, 2009 and 2008 were $6,834,000 and $15,594,000; and $11,066,000 and $19,621,000, respectively, including accrued amounts, as of March 31, 2009 and 2008, of $1,817,000 and $3,818,000, respectively.

Under the terms of the Scrap Contract, the Company was required to disburse to DRMS 78.2%, and to KGP 1.8% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the original Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution for the Scrap Contract, from 20% to 23% effective June 1, 2007, in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. For the three and six months ended March 31, 2009 and 2008, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $4,562,000 and $9,740,000; and $11,238,000 and $22,959,000, respectively, including accrued amounts, as of March 31, 2009 and 2008, of $2,716,000 and $5,628,000, respectively.

U.K. Disposal Services Agency (DSA) Contract

Under the contract with the DSA, the Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the three and six months ended March 31, 2009 and 2008 were $401,000 and $803,000; and $326,000 and $864,000, respectively, including accrued amounts, as of March 31, 2009 and 2008, of $0 and $64,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.             Goodwill and Intangible Assets

The carrying amount of goodwill is net of a $2,862,000 decrease due to foreign currency translation.

Intangible assets at March 31, 2009 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(2,982)	$2,712
Brand and technology	3 - 5	688	(200)	488
Covenants not to compete	3 - 5	2,385	(1,114)	1,271
Patent and trademarks	3 - 10	185	(47)	138
Total intangible assets, net				$4,609

Future expected amortization of intangible assets at March 31, 2009 was as follows:

Years ending September 30,	(in thousands)
2009 (remaining six months)	$803
2010	1,458
2011	1,312
2012	917
2013 and after	119

5.             Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire in March 2010.

Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.5% (3.472% at March 31, 2009) due monthly. As of March 31, 2009 and September 30, 2008, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of March 31, 2009, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

6.             Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  Based on current projections of taxable income for the year ending September 30, 2009, the Company expects that it will have an effective income tax rate of 46%.

As of March 31, 2009, the Company’s deferred tax assets exceeded its deferred tax liabilities. The Company had a net deferred tax asset of approximately $5.5 million at March 31, 2009.

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

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a stock repurchase program.  Under the program, the Company is authorized to repurchase up to $10 million of the issued and outstanding shares of its common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in March 2009. During the three months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. As of March 31, 2009, approximately $6,126,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2008, the Company issued options to purchase 2,459,232 shares to employees and directors with exercise prices between $8.40 and $13.48; options to purchase 487,834 shares have been forfeited; and 10,292 restricted shares have been issued at a price of $11.66. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the six months ended March 31, 2009, the Company issued options to purchase 891,000 shares to employees and directors with exercise prices between $5.53 and $8.23, and options to purchase 126,124 shares were forfeited. During the six months ended March 31, 2009, the Company issued 344,117 restricted shares to employees and directors at prices ranging from $7.48 to $8.57, and 7,300 restricted shares were forfeited. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of  5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At March 31, 2009, there were 5,375,846 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2008 and the three months ended December 31, 2008 and March 31, 2009 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2007	2,150,971	$11.72
Options granted	2,459,232	12.21
Options exercised	(84,302)	4.09
Options canceled	(496,576)	15.44
Options outstanding at September 30, 2008	4,029,325	11.72
Options granted (unaudited)	850,000	7.55
Options exercised (unaudited)	(10,500)	5.00
Options canceled (unaudited)	(19,683)	15.44
Options outstanding at December 31, 2008 (unaudited)	4,849,142	10.99
Options granted (unaudited)	41,000	6.12
Options exercised (unaudited)	(62,896)	2.07
Options canceled (unaudited)	(112,698)	12.58
Options outstanding at March 31, 2009 (unaudited)	4,714,548	11.03
Options exercisable at March 31, 2009 (unaudited)	1,835,386	11.44

The intrinsic value of outstanding and exercisable options at March 31, 2009 is approximately $942,000 and $856,000, respectively, based on a stock price of $6.99 on March 31, 2009.

8.             Fair Value Measurement

The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. SFAS No. 157 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

As of March 31, 2009, the Company’s Level 1 short-term investments of $19,759,000, are the only financial instruments measured at fair value.

9.             Contingencies

In January 2008, KGP commenced litigation against Government Liquidation.com (GL) and Surplus Acquisition Venture, LLC (SAV), two of the Company’s subsidiaries, seeking $1.5 million in damages.  KGP claims it is entitled to these damages because of actions GL and SAV took at the direction of DRMS pursuant to an amendment to the original Surplus Contract entered into in August 2006. GL and SAV have filed a motion to dismiss this litigation in its entirety and believe they have meritorious defenses in this litigation.  In addition, SAV and GL believe they likely would be able to recover their costs and damages arising out of this litigation from DRMS under the terms of the Surplus Contract.

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

We believe our ability to create liquid marketplaces for wholesale surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 892,000 to approximately 1,111,000, or 24.5%.

Recent initiatives.  On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which we anticipate will extend through fiscal year 2009. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract.  Under the new Surplus Contract, under which we commenced operations on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a fixed 3.26% price, of the DRMS’ acquisition value, to be paid for the property and allows us to retain all of the profits from the sale of property. On February 4, 2009, the DoD agreed to amend the new Surplus Contract, such that the fixed 3.26% price, of the DRMS’ acquisition value, to be paid for the property, will be 1.8%. In addition. the new Surplus Contract performance period will start from the time property was delivered during February 2009.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 43.0% and 49.1% of our total revenue for the three and six months ended March 31, 2009, respectively. The merchandise sold under our profit-sharing model accounted for approximately 28.2% and 32.6% of our gross merchandise volume, or GMV, for the three and six months ended March 31, 2009, respectively.

•                  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 12.2% and 11.5% of our total revenue for the three and six months ended March 31, 2009, respectively. The merchandise sold under our consignment model accounted for approximately 42.9% and 41.5% of our GMV for the three and six months ended March 31, 2009, respectively.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 42.1% and 36.4% of our total revenue for the three and six months ended March 31, 2009, respectively. The merchandise sold under our purchase model accounted for approximately 27.6% and 24.3% of our GMV for the three and six months ended March 31, 2009, respectively.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended March 31, 2009, we generated less than 1% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contract.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which we anticipate will extend through fiscal year 2009. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract. We began operations under the new Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to DoD’s right to extend it for two additional one-year terms. Revenue from our Surplus Contracts (including buyer premiums) accounted for approximately 32.3% and 34.5% of our total revenue for the three and six months ended March 31, 2009, respectively. The property sold under our Surplus Contracts accounted for approximately 21.2% and 22.9% of our GMV for the three and six months ended March 31, 2009, respectively.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 15.9% and 17.6% of our total revenue for the three and six months ended March 31, 2009, respectively. The property sold under our Scrap Contract accounted for approximately 10.4% and 11.7% of our GMV for the three and six months ended March 31, 2009, respectively.

Under the original Surplus Contract, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the original Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the Contract modification, for property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits and thus the DoD received between 69.5% and 75% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the Contract modification, which was referred to as the original Surplus Contract incentive. This incentive was measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. Under the new Surplus Contract, which began on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8%, of the DRMS’ acquisition value, to be paid for the property.

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

In January 2006, we were awarded a contract to purchase DoD surplus property located in Germany. This contract generated less than 1% of our revenue in the three months ended March 31, 2009. This contract expired in January 2009; as such we are in the process of winding down operations, which will be substantially completed by June 30, 2009.

Our UK MoD agreement.  In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 2% of our revenue in the three months ended March 31, 2009. This contract expires in July 2009, subject to the Ministry’s right to extend the contract for an additional one-year term.

Our commercial agreements.  We have over 400 corporate clients each of which have sold in excess of $10,000 of wholesale surplus and salvage assets in our marketplaces during the last twelve months. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and six months ended March 31, 2009 totaled $91.2 million and $173.3 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and six months ended March 31, 2009 we completed approximately 120,000 and 228,000 transactions, respectively.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2009, we had approximately 1,111,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and six months ended March 31, 2009, approximately 557,000 and 1,049,000 total auction participants participated in auctions on our marketplaces, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income less (a) interest income and other income, net; plus (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for  stock-based compensation expense.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
	(in thousands) (unaudited)
Net income	$1,675	$2,646	$1,677	$5,009
Interest income and other income, net	(90)	(621)	(326)	(1,109)
Provision for income taxes	1,427	1,862	1,429	3,504
Amortization of contract intangibles	203	203	407	407
Depreciation and amortization	678	465	1,316	852

EBITDA	3,893	4,555	4,503	8,663
Stock compensation expense	1,566	1,151	3,049	2,263

Adjusted EBITDA	$5,459	$5,706	$7,552	$10,926

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $36.4 million at March 31, 2009. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Profit-sharing distributions.  Our Scrap and original Surplus Contracts with the DoD have been structured as profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractual percentage of the original acquisition cost of those goods. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD’s disbursement. We refer to these disbursement payments to DoD as profit-sharing distributions.

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

Interest income and other income, net.  Interest income and expense and other income, net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our notes payable and realized gains or losses on short-term investments.

Income taxes.  During fiscal years 2006, 2007 and 2008, we had an effective income tax rate of approximately 40%, 40% and 43%, respectively, which included federal and state income taxes. We estimate that our fiscal year 2009 effective income tax rate will be approximately 46%, an increase as a result of non-deductable stock based compensation costs increasing in proportion to our U.S. based taxable income. We expect this trend to reverse when our employees are able to exercise incentive stock options, which are currently out of the money, and we will be able to deduct the related stock based compensation costs.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	38.0	25.7	35.8	25.8
Profit-sharing distributions	19.8	36.0	22.7	35.5
Technology and operations	19.6	16.4	20.5	16.6
Sales and marketing	7.5	6.2	7.7	6.7
General and administrative	8.6	8.4	9.4	8.3
Amortization of contract intangibles	0.4	0.4	0.4	0.4
Depreciation and amortization	1.1	0.7	1.1	0.6

Total costs and expenses	95.0	93.8	97.6	93.9

Income from operations	5.0	6.2	2.4	6.1
Interest income and other income, net	0.2	1.0	0.3	0.9

Income before provision for income taxes	5.2	7.2	2.7	7.0
Provision for income taxes	(2.4)	(3.0)	(1.2)	(2.9)

Net income	2.8%	4.2%	1.5%	4.1%

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Revenue.  Revenue decreased $3.1 million, or 5.0%, to $59.7 million for the three months ended March 31, 2009 from $62.8 million for the three months ended March 31, 2008. This was primarily due to a 48.2% decrease in our scrap business, which utilizes the profit sharing model, as a result of decreasing commodity prices. This business generated 15.9% of our revenue and 10.4% of our GMV for the three months ended March 31, 2009, as compared to 29.1% and 20.7%, respectively, for the three months ended March 31, 2008. The amount of gross merchandise volume increased $3.0 million, or 3.4%, to $91.2 million for the three months ended March 31, 2009 from $88.2 million for the three months ended March 31, 2008, primarily due to (1) our commercial business, which grew 21.7% and generated 41.3% of our revenue and 42.3% of our GMV for the three months ended March 31, 2009, as compared to 32.1% and 35.9%, respectively, for the three months ended March 31, 2008; (2) our GovDeals business, which grew 21.7% and generated 2.4% of our revenue and 21.2% of our GMV for the three months ended March 31, 2009, as compared to 1.8% and 18.0%, respectively, for the three months ended March 31, 2008;and (3) the acquisition of Geneva, completed on May 1, 2008, which generated 5.4% of our revenue and 3.6% of our GMV for the three months ended March 31, 2009. We also benefited from our ability to more effectively market assets to potential buyers; our marketing and other related efforts resulted in an approximate 24.5% increase in registered buyers to approximately 1,111,000 at March 31, 2009 from approximately 892,000 at March 31, 2008.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $6.5 million, or 40.5%, to $22.7 million for the three months ended March 31, 2009 from $16.2 million for the three months ended March 31, 2008. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 38.0% from 25.7%. These increases are primarily due to (1) the acquisition of Geneva, which was completed on May 1, 2008 and utilizes the purchase model, which has a higher cost of goods sold than the profit sharing model; (2) the decrease in our scrap business revenue, which utilizes the profit sharing model and (3) the new Surplus Contract which began significant sales during March 2009 and also utilizes the purchase model.

Profit-sharing distributions.  Profit-sharing distributions decreased $10.8 million, or 47.9%, to $11.8 million for the three months ended March 31, 2009 from $22.6 million for the three months ended March 31, 2008. As a percentage of revenue, profit-sharing distributions decreased to 19.8% from 36.0%. These decreases are primarily due to a 48.2% decrease in our scrap business.

Technology and operations expenses.  Technology and operations expenses increased $1.4 million, or 13.4%, to $11.7 million for the three months ended March 31, 2009 from $10.3 million for the three months ended March 31, 2008. As a percentage of revenue, these expenses increased to 19.6% from 16.4%. These increases are primarily due to (1) the decrease of 48.2% in revenue from our scrap business, while incurring similar operational costs as pounds of scrap sold during the two periods were not materially different; (2) the roll out of operations associated with our new Surplus Contract; (3) expenses of $0.9 million associated with our commercial business needed to support its 21.7% growth; and (4) expenses of $0.4 million associated with Geneva, which was acquired on May 1, 2008.

Sales and marketing expenses.  Sales and marketing expenses increased $0.6 million, or 14.2%, to $4.5 million for the three months ended March 31, 2009 from $3.9 million for the three months ended March 31, 2008. As a percentage of revenue, these expenses increased to 7.5% from 6.2%. These increases are primarily due to our hiring of 29 additional sales and marketing personnel.

General and administrative expenses.  General and administrative expenses decreased $0.2 million, or 2.7%, to $5.1 million for the three months ended March 31, 2009 from $5.3 million for the three months ended March 31, 2008, primarily due to a decrease in executive bonuses, which are tied to the profitability and growth of the Company. As a percentage of revenue, these expenses increased to 8.6% from 8.4%, primarily due to the 5.0% decrease in revenue.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended March 31, 2009 and 2008, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.2 million, or 46.0%, to $0.7 million for the three months ended March 31, 2009 from $0.5 million for the three months ended March 31, 2008, primarily due to additional depreciation expense resulting from the purchase of $1.7 million of property and equipment during the fiscal year ended September 30, 2008.

Interest income and other income, net.  Interest income and expense and other income, net decreased $0.5 million, or 85.4%, to $0.1 million for the three months ended March 31, 2009 from $0.6 million for the three months ended March 31, 2008, primarily due to a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense decreased $0.5 million, or 23.4%, to $1.4 million for the three months ended March 31, 2009 from $1.9 million for the three months ended March 31, 2008, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $0.9 million, or 36.7%, to $1.7 million for the three months ended March 31, 2009 from $2.6 for the three months ended March 31, 2008.

Six Months Ended March 31, 2009 Compared to Six Months Ended March 31, 2008

Revenue.  Revenue decreased $6.8 million, or 5.6%, to $115.3 million for the six months ended March 31, 2009 from $122.1 million for the six months ended March 31, 2008. This was primarily due to a 46.5% decrease in our scrap business, which utilizes the profit sharing model, as a result of decreasing commodity prices. This business generated 17.6% of our revenue and 11.7% of our GMV for the six months ended March 31, 2009, as compared to 31.1% and 24.4%, respectively, for the six months ended March 31, 2008. The amount of gross merchandise volume increased $17.5 million, or 11.2%, to $173.3 million for the six months ended March 31, 2009 from $155.8 million for the six months ended March 31, 2008, primarily due to (1) our commercial business, which grew 13.9% and generated 36.4% of our revenue and 39.5% of our GMV for the six months ended March 31, 2009, as compared to 32.3% and 38.6%, respectively, for the six months ended March 31, 2008; (2) our GovDeals business, which was acquired in January 2008, increased 119.7% and generated 2.3% of our revenue and 20.1% of our GMV for the six months ended March 31, 2009, as compared to 0.9% and 10.2%, respectively, for the six months ended March 31, 2008;and (3) the acquisition of Geneva, completed on May 1, 2008, which generated 6.2% of our revenue and 4.2% of our GMV for the six months ended March 31, 2009.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $9.7 million, or 30.8%, to $41.3 million for the six months ended March 31, 2009 from $31.6 million for the six months ended March 31, 2008. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 35.8% from 25.8%. These increases are primarily due to (1) the acquisition of Geneva, which was completed on May 1, 2008 and utilizes the purchase model, which has a higher cost of goods sold than the profit sharing model and (2) the decrease in our scrap business revenue, which utilizes the profit sharing model.

Profit-sharing distributions.  Profit-sharing distributions decreased $17.3 million, or 39.8%, to $26.1 million for the six months ended March 31, 2009 from $43.4 million for the six months ended March 31, 2008. As a percentage of revenue, profit-sharing distributions decreased to 22.7% from 35.5%. These decreases are primarily due to a 46.5% decrease in our scrap business.

Technology and operations expenses.  Technology and operations expenses increased $3.3 million, or 16.4%, to $23.6 million for the six months ended March 31, 2009 from $20.3 million for the six months ended March 31, 2008. As a percentage of revenue, these expenses increased to 20.5% from 16.6%. These increases are primarily due to (1) the decrease of 46.5% in revenue from our scrap business, while incurring similar operational costs as pounds of scrap sold during the two periods were not materially different; (2) expenses of $0.5 million associated with the roll out of operations for our new Surplus Contract; (3) expenses of $1.7 million associated with our commercial business needed to support its 13.9% growth; and (4) expenses of $0.9 million associated with Geneva, which was acquired on May 1, 2008.

Sales and marketing expenses.  Sales and marketing expenses increased $0.8 million, or 10.6%, to $8.9 million for the six months ended March 31, 2009 from $8.1 million for the six months ended March 31, 2008. As a percentage of revenue, these expenses increased to 7.7% from 6.7%. These increases are primarily due to our hiring of 29 additional sales and marketing personnel.

General and administrative expenses.  General and administrative expenses increased $0.8 million, or 7.5%, to $10.9 million for the six months ended March 31, 2009 from $10.1 million for the six months ended March 31, 2008. As a percentage of revenue, these expenses increased to 9.4% from 8.3%. These increases are primarily due to expenses of $0.8 million associated with Geneva, which was acquired on May 1, 2008.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.4 million for the six months ended March 31, 2009 and 2008, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.4 million, or 54.6%, to $1.3 million for the six months ended March 31, 2009 from $0.9 million for the six months ended March 31, 2008, primarily due to additional depreciation expense resulting from the purchase of $1.7 million of property and equipment during the fiscal year ended September 30, 2008.

Interest income and other income, net.  Interest income and expense and other income, net decreased $0.8 million, or70.6%, to $0.3 million for the six months ended March 31, 2009 from $1.1 million for the six months ended March 31, 2008, primarily due to a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense decreased $2.1 million, or 59.2%, to $1.4 million for the six months ended March 31, 2009 from $3.5 million for the six months ended March 31, 2008, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $3.3 million, or 66.5%, to $1.7 million for the six months ended March 31, 2009 from $5.0 million for the six months ended March 31, 2008.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2009, we had approximately $34.2 million in cash and cash equivalents, $19.8 million in short-term investments and $21.4 million available under our $30.0 million senior credit facility, due to issued letters of credit for $8.6 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to $10 million of our issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in March 2009. During the three months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3.9 million. As of March 31, 2009, approximately $6.1 million may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended December 31, 2009 Compared to Six Months Ended December 31, 2008

Net cash used in operating activities was $3.0 million for the six months ended March 31, 2009 compared to $11.1 million of net cash provided by operating activities for the six months ended March 31, 2008. For the six months ended March 31, 2009 net cash used in operating activities primarily consisted of a decrease in the provision for doubtful accounts of $0.3 million and a net decrease in accounts payable, accrued expenses and other liabilities of $10.0 million ($5.8 million resulted from a decrease in our payable to the DoD related the decrease in our scrap business), offset in part by net income of $1.7 million, depreciation and amortization expense of $1.7 million, stock compensation expense of $3.1 million and a net decrease in accounts receivable, inventory and prepaid assets of $0.8 million. For the six months ended March 31, 2008, net cash provided by operating activities primarily consisted of net income of $5.0 million, depreciation and amortization expense of $1.3 million, stock compensation expense of $2.3 million, and a net increase in accounts payable, accrued expenses and other liabilities of $2.8 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $0.1 million and a decrease in the provision for doubtful accounts of $0.2 million.

Net cash used in investing activities was $10.4 million for the six months ended March 31, 2009 and $10.6 million for the six months ended March 31, 2008. Net cash used in investing activities for the six months ended March 31, 2009 consisted primarily of net purchases of short-term investments of $8.5 million, increase in goodwill and intangible assets of $0.1 million, and capital expenditures of $1.8 million for purchases of equipment and leasehold improvements. Net cash used in investing activities for the six months ended March 31, 2008 consisted primarily of net purchases of short-term investments of $0.5 million, $9.4 million for the purchase of GovDeals and capital expenditures of $0.7 million for purchases of equipment and leasehold improvements.

Net cash used in financing activities was $3.7 million for the six months ended March 31, 2009 and $0.1 million for the six months ended March 31, 2008. Net cash used in financing activities for the six months ended March 31, 2009 consisted primarily of $3.9 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $0.2 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $3.0 million to $3.5 million in the fiscal year ending September 30, 2009. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2009 were $1.8 million. As of March 31, 2009, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due March 31, 2010. The senior credit facility bears an annual interest rate of LIBOR plus 1.5%. As of March 31, 2009, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $21.4 million due to issued letters of credit for $8.6 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2009, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of March 31, 2009 and September 30, 2008 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of March 31, 2009, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than six percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31, 2009
February 1 to February 28, 2009	453,910	$5.35	453,910	$8,268,000
March 1 to March 31, 2009	253,552	$5.70	253,552	$6,126,000
Total	707,462	$5.48	707,462	$6,126,000

Item 4. Submission of Matters to a Vote of Security Holders.

The 2009 Annual Meeting of Stockholders of Liquidity Services, Inc. was held on February 2, 2009.

The stockholders voted on proposals (1) to elect two Class III directors, (2) to approve an amendment to our 2006 Omnibus Long-Term Incentive Plan (the 2006 Plan) to increase the number of shares authorized for issuance and (3) to ratify the Audit Committee of our Board of Directors’ appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal year 2009.

Both nominees for election to the Board as Class III directors were elected to serve until the Annual Meeting of Stockholders in 2012 or until their respective successors have been duly elected and qualified, or until the earlier of the director’s death, resignation or retirement. The stockholders approved the amendment to the 2006 Plan to increase the number of shares authorized for issuance and ratified the appointment by the Audit Committee of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year 2009.

The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Election of Directors

Nominee	For	Abstain
Patrick W. Gross	25,334,281	1,348,036

Franklin D. Kramer	25,413,548	1,268,769

Approval of Amendment	For	Against	Abstain
Amendment to LSI’s 2006 Omnibus Long-Term Incentive Plan to approve an increase in the number of shares authorized for issuance.	18,235,124	6,211,775	1,400

Ratification of Appointment	For	Against	Abstain
Ratification of appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for fiscal 2009.	26,621,833	59,734	750

Item 6. Exhibits.

Exhibit No.	Description
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

10.1	Supplemental Agreement 1 (Sales Contract Number 08-0001-0001), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 5, 2009.
10.2	2006 Omnibus Long-Term Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2009.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer