Form 10-Q
period 2009-06-30
LIQUIDITY SERVICES INC
filed 2009-08-07
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 7, 2009 was 27,521,646.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,	September 30,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,454	$51,954
Short-term investments	21,879	11,244
Accounts receivable, net of allowance for doubtful accounts of $465 and $519 at June 30, 2009 and September 30, 2008, respectively	3,724	4,658
Inventory	13,333	13,327
Prepaid expenses, deferred taxes and other current assets	10,014	7,653
Total current assets	88,404	88,836
Property and equipment, net	5,979	4,730
Intangible assets, net	4,327	5,561
Goodwill	33,839	34,696
Other assets	3,647	3,344
Total assets	$136,196	$137,167
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,656	$8,303
Accrued expenses and other current liabilities	15,666	10,314
Profit-sharing distributions payable	3,238	10,312
Customer payables	6,217	8,841
Current portion of capital lease obligations	53	22
Total current liabilities	30,830	37,792
Capital lease obligations, net of current portion	99	44
Deferred taxes and other long-term liabilities	3,219	2,961
Total liabilities	34,148	40,797
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,210,965 shares issued and 27,503,503 shares outstanding at June 30, 2009; 28,023,361 shares issued and outstanding at September 30, 2008	28	28
Additional paid-in capital	71,684	65,973
Treasury stock, at cost	(3,874)	—
Accumulated other comprehensive loss	(2,953)	(1,717)
Retained earnings	37,163	32,086
Total stockholders’ equity	102,048	96,370
Total liabilities and stockholders’ equity	$136,196	$137,167

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars in Thousands Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008

Revenue	$58,045	$71,473	$173,363	$193,579
Costs and expenses:
Cost of goods sold (excluding amortization)	20,688	19,552	61,980	51,117
Profit-sharing distributions	8,094	24,200	34,231	67,636
Technology and operations	11,413	10,411	35,019	30,689
Sales and marketing	4,398	4,469	13,303	12,519
General and administrative	6,158	5,827	17,033	15,941
Amortization of contract intangibles	203	203	610	610
Depreciation and amortization	828	584	2,144	1,436

Total costs and expenses	51,782	65,246	164,320	179,948

Income from operations	6,263	6,227	9,043	13,631
Interest income and other income, net	33	292	359	1,402

Income before provision for income taxes	6,296	6,519	9,402	15,033
Provision for income taxes	(2,896)	(2,672)	(4,325)	(6,176)

Net income	$3,400	$3,847	$5,077	$8,857

Basic earnings per common share	$0.12	$0.14	$0.18	$0.32

Diluted earnings per common share	$0.12	$0.14	$0.18	$0.32

Basic weighted average shares outstanding	27,464,177	27,964,662	27,755,997	27,953,526

Diluted weighted average shares outstanding	27,556,616	28,237,150	27,851,652	28,201,988

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

					Additional	Accumulated Other	Retained Earnings
	Common Stock		Treasury Stock		Paid-in	Comprehensive	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit)	Total
Balance at September 30, 2008	28,023,361	$28	—	—	$65,973	$(1,717)	$32,086	$96,370
Common stock repurchase	—	—	(707,462)	$(3,874)	—	—	—	(3,874)
Exercise of common stock options and warrants (net of tax)	187,604	—		—	950	—	—	950
Compensation expense from grant of common stock options	—	—	—	—	4,761	—	—	4,761
Comprehensive income:
Net income	—	—	—	—	—	—	5,077	5,077
Foreign currency translation and other	—	—	—	—	—	(1,236)	—	(1,236)
Balance at June 30, 2008	28,210,965	$28	(707,462)	$(3,874)	$71,684	$(2,953)	$37,163	$102,048

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2009	2008
Operating activities
Net income	$5,077	$8,857
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,754	2,046
Stock compensation expense	4,702	3,440
Provision for doubtful accounts	(54)	(64)
Changes in operating assets and liabilities:
Accounts receivable	988	1,846
Inventory	(7)	1,304
Prepaid expenses and other assets	(2,664)	(1,975)
Accounts payable	(2,647)	3,200
Accrued expenses and other	5,352	(4,537)
Profit-sharing distributions payable	(7,074)	1,096
Customer payables	(2,623)	1,358
Other liabilities	257	8

Net cash provided by operating activities	4,061	16,579
Investing activities
Purchases of short-term investments	(20,655)	(25,307)
Proceeds from the sale of short-term investments	10,015	46,043
Increase in goodwill and intangibles	(161)	(41)
Cash paid for acquisitions, net of cash acquired	—	(25,627)
Purchases of property and equipment	(2,764)	(1,242)

Net cash used in investing activities	(13,565)	(6,174)
Financing activities
Principal repayments of capital lease obligations and debt	(13)	(46)
Proceeds from exercise of common stock options and warrants (net of tax)	949	107
Incremental tax benefit from exercise of common stock options	59	18
Repurchases of common stock	(3,874)	—

Net cash (used in) provided by financing activities	(2,879)	79
Effect of exchange rate differences on cash and cash equivalents	(117)	184

Net (decrease) increase in cash and cash equivalents	(12,500)	10,668
Cash and cash equivalents at beginning of the period	51,954	39,954

Cash and cash equivalents at end of period	$39,454	$50,622
Supplemental disclosure of cash flow information
Cash paid for income taxes	$7,128	$9,384
Cash paid for interest	40	20
Assets acquired under capital leases	100	—

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

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2009 or any future period.

The Company has evaluated subsequent events through the time of filing this form 10-Q on August 7, 2009, which is the date that these financial statements have been filed with the Securities and Exchange Commission.

Short-Term Investments

Available-for-sale securities are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three and nine months ended June 30, 2009 and 2008, the amount of unrealized losses reported in accumulated other comprehensive income was $5,000 and $6,000, and $60,000 and $171,000, respectively. Realized gains are included in other income based on the specific identification method.  Realized gains for sales of investments for the three and nine months ended June 30, 2009 and 2008 were $0 and $3,000 and $9,000 and $83,000, respectively.

Stock-Based Compensation

The Company accounts for stock-based compensation under Statement 123(R). The total compensation cost related to nonvested awards not yet recognized at June 30, 2009 was approximately $15,268,000, which is being recognized over the weighted average vesting period of 26 months.  The Company utilizes the Black-Scholes option pricing model to determine its Statement 123(R) expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% to 70%, dividend rate of 0%, and risk-free interest rates that ranged from 0.91% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate ranging from 11.4% to 33.4% based on its historical forfeiture rate. As a result of adopting Statement 123(R) on October 1, 2005, the Company’s basic and diluted earnings per share for the three and nine months ended June 30, 2009 and 2008 were approximately $0.03 and $0.03, and $0.09 and $0.09; and $0.02 and $0.02, and $0.07 and $0.07, respectively, lower than if it had continued to account for share-based compensation under APB Opinion No. 25.

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities. For the three and nine months ended June 30, 2009 and 2008, comprehensive income was $6,019,000 and $3,842,000; and $3,993,000 and $8,866,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company has 10,292 restricted shares outstanding at a price of $11.66 issued during the three months ended June 30, 2008, 316,917 restricted shares outstanding at prices ranging from $7.48 to $8.57 issued during the three months ended December 31, 2008 and 21,236 restricted shares outstanding at a price of $8.55 issued during the three months ended June 30, 2009 of which only 92,439 and 60,187 shares have been included in the calculation of diluted income per share for the three and nine months ended June 30, 2009, respectively, due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in our calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)    for the three months ended June 30, 2009, 3,199,605 options;

(b)   for the nine months ended June 30, 2009, 3,199,605 options;

(c)    for the three months ended June 30, 2008, 2,944,100 options; and

(d)   for the nine months ended June 30, 2008, 2,335,168 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,464,177	27,964,662	27,755,997	27,953,526
Treasury stock effect of options and restricted stock	92,439	272,488	95,655	248,462

Diluted weighted average common shares outstanding	27,556,616	28,237,150	27,851,652	28,201,988

Net income	$3,400	$3,847	$5,077	$8,857
Net income per common share:
Basic earnings per common share	$0.12	$0.14	$0.18	$0.32
Diluted earnings per common share	$0.12	$0.14	$0.18	$0.32

3.             Defense Reutilization and Marketing Service Contracts

Defense Reutilization and Marketing Service (DRMS) Contracts

The Company’s original Surplus Contract with DRMS expired on December 17, 2008. The Company responded to a RFP from DRMS regarding a renewal of the Surplus Contract, and has been awarded the new Surplus Contract. Significant operations began under the new Surplus Contract during February 2009. The new Surplus Contract expires in February 2012, subject to DoD’s right to extend it for two additional one-year terms. Under the terms of the original contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the DoD at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property.

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

The Scrap Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through June 30, 2009. The new Surplus Contract also contains a provision providing for a mutual termination of the contract for convenience.

Based on the sales price of the inventory, after reduction for allowable expenses and other disbursements under the original Surplus Contract with DRMS, the Company was required to disburse to DRMS 78.2%, and to Kormendi/Gardener Partners (KGP), 1.8% of the profits from the sale of goods under this contract. In addition, disbursements to DRMS/KGP are only required to the extent the Company has distributable cash surplus, as defined under the original Surplus Contract. On September 12, 2006, the DoD agreed to increase the profit-sharing distribution for the original Surplus Contract in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. From August 1, 2006 until November 30, 2006, the Company was entitled to receive 27.5% of the profits and DRMS was entitled to 72.5% of the profits from the sale of goods under the original Surplus Contract.  For property received from November 30, 2006 through June 18, 2008, the Company was entitled to receive between 25% and 30.5% of the profits, based on the results of an audit of the effectiveness of the inventory controls the Company implemented under the original Surplus Contract modification, which is referred to as the original Surplus Contract incentive. On June 1, 2007, the Company agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for the agreement to provide these services, the DoD exercised its existing option to increase the Company’s share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase the Company’s share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD agreed to further extend the original Surplus Contract through December 17, 2008. Operations commenced under the new Surplus Contract on December 18, 2008.  Profit-sharing distributions will continue to be made during the original Surplus Contract wind-down period, which the Company expects will continue through fiscal 2009. Profit-sharing distributions to DRMS/KGP under the original Surplus Contract for the three and nine months ended June 30, 2009 and 2008 were $1,365,000 and $16,959,000; and $10,892,000 and $30,512,000, respectively, including accrued amounts, as of June 30, 2009 and 2008, of $372,000 and $3,777,000, respectively.

Under the terms of the Scrap Contract, the Company was required to disburse to DRMS 78.2%, and to KGP 1.8% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, calculated in a similar manner to that of the original Surplus Contract. Under the Scrap Contract, the Company also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the 12 months ended June 30, 2009, of approximately $975,000, in the quarter ended June 30, 2009. On May 21, 2007, the DoD agreed to increase the profit-sharing distribution for the Scrap Contract, from 20% to 23% effective June 1, 2007, in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. For the three and nine months ended June 30, 2009 and 2008, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $6,376,000 and $16,116,000; and $12,838,000 and $35,797,000, respectively, including accrued amounts, as of June 30, 2009 and 2008, of $2,866,000 and $4,173,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.             Goodwill and Intangible Assets

The carrying amount of goodwill is net of a $2,679,000 decrease due to foreign currency translation.

Intangible assets at June 30, 2009 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(3,186)	$2,508
Brand and technology	3 - 5	688	(227)	461
Covenants not to compete	3 - 5	2,385	(1,161)	1,224
Patent and trademarks	3 - 10	188	(54)	134
Total intangible assets, net				$4,327

Future expected amortization of intangible assets at June 30, 2009 was as follows:

Years ending September 30,	(in thousands)
2009 (remaining three months)	$371
2010	1,469
2011	1,435
2012	941
2013 and after	111
Total	$4,327

5.             Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire in March 2010.

Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.5% (1.816% at June 30, 2009) due monthly. As of June 30, 2009 and September 30, 2008, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of June 30, 2009, the Company was in compliance with these covenants.

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

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a stock repurchase program.  Under the program, the Company is authorized to repurchase up to $10 million of the issued and outstanding shares of its common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in March 2009. During the three months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. There were no share repurchases for the three months ended June 30, 2009. As of June 30, 2009, approximately $6,126,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2008, the Company issued options to purchase 2,459,232 shares to employees and directors with exercise prices between $8.40 and $13.48; options to purchase 487,834 shares have been forfeited; and 10,292 restricted shares have been issued at a price of $11.66. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the nine months ended June 30, 2009, the Company issued options to purchase 1,023,344 shares to employees and directors with exercise prices between $5.53 and $8.55, and options to purchase 263,853 shares were forfeited. During the nine months ended June 30, 2009, the Company issued 365,353 restricted shares to employees and directors at prices ranging from $7.48 to $8.57, and 27,200 restricted shares were forfeited. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of  5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At June 30, 2009, there were 5,379,895 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2008 and the three months ended December 31, 2008, March 31, 2009 and June 30, 2009 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2007	2,150,971	$11.72
Options granted	2,459,232	12.21
Options exercised	(84,302)	4.09
Options canceled	(496,576)	15.44
Options outstanding at September 30, 2008	4,029,325	11.72
Options granted (unaudited)	850,000	7.55
Options exercised (unaudited)	(10,500)	5.00
Options canceled (unaudited)	(19,683)	15.44
Options outstanding at December 31, 2008 (unaudited)	4,849,142	10.99
Options granted (unaudited)	41,000	6.12
Options exercised (unaudited)	(62,896)	2.07
Options canceled (unaudited)	(112,698)	12.58
Options outstanding at March 31, 2009 (unaudited)	4,714,548	11.03
Options granted (unaudited)	132,344	8.55
Options exercised (unaudited)	(114,208)	6.72
Options canceled (unaudited)	(137,948)	13.47
Options outstanding at June 30, 2009 (unaudited)	4,594,736	10.99
Options exercisable at June 30, 2009 (unaudited)	1,870,601	11.72

The intrinsic value of outstanding and exercisable options at June 30, 2009 is approximately $4,191,000 and $1,852,000, respectively, based on a stock price of $9.86 on June 30, 2009.

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

As of June 30, 2009, the Company’s Level 1 short-term investments of $21,879,000, are the only financial instruments measured at fair value.

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

We believe our ability to create liquid marketplaces for wholesale surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 948,000 to approximately 1,152,000, or 21.6%.

Recent initiatives.  Our commercial business continues to improve operating efficiencies.  Margins in our commercial business improved during the most recent quarter driven by superior operational throughput and improved buyer participation compared to the same period last year and we expect this trend to continue into the next quarter. We believe the strength of our leading B2B buyer marketplace and the launch of new value added services will enable us to further increase our market share with commercial clients moving forward. Our operational improvements have created increased capacity in our commercial distribution center network, which we believe will allow us to further increase volume with existing and new large enterprise clients.

The current economic downturn has impacted the GMV in our commercial business both in the U.S. and the U.K. as retailers have reduced the volume of goods sold due to continued weak consumer spending. Our UK business suffered during Q3-09 due to the reorganization of one of our major UK clients, which led to a material decrease in volume. Progress is underway to replace this volume but we continue to expect our UK business to be a drag on earnings in the near term. We initiated cost savings initiatives in our UK business, during the current quarter, including replacing some senior members of our operating team with managers having more operational and business development experience.  At the same time, we have made the necessary technology, finance, and back office investments to support our UK business for long-term growth.  These changes, having occurred in the quarter ending June 30, 2009, will position our UK business to better serve our existing clients, and allow us to aggressively add new significant clients.  We are uncertain, given the economic conditions, when we will realize these long-term benefits.

GMV in our U.S. commercial business was impacted, during the quarter ending June 30, 2009, by delays in commencing recently signed new programs with several large organizations. These organizations are navigating a very difficult economic environment, which has resulted in operational slow downs, and in one case bankruptcy.  Although we expect the operational difficulties of clients and prospective clients to be resolved, we are not certain of the timing.  We have signed contracts with these organizations, and have been assured once they have resolved their operational challenges, and in the case of bankruptcy, come through their reorganization; we will be receiving their surplus goods.

The three months ended June 30, 2009 was the first full quarter of operations under our new DoD Surplus Contract.  We received a significant amount of property above our expectations during the quarter. This significant flow of property created operational inefficiencies at our two primary locations, where we receive surplus property, Columbus, Ohio and Oklahoma City, Oklahoma. The high level of startup property flow constrained our operational throughput during the most recent quarter, as we allocated additional resources to receiving product, thus slowing down sales lotting activities.  We would expect to continue to experience some inefficiencies next quarter, as we work through the large amount of inventory at these facilities.  We have added staff to these locations and believe once this team is fully trained, capacity and throughput will improve.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•      Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 33.5% and 43.8% of our total revenue for the three and nine months ended June 30, 2009, respectively. The merchandise sold under our profit-sharing model accounted for approximately 21.5% and 28.8% of our gross merchandise volume, or GMV, for the three and nine months ended June 30, 2009, respectively.

•      Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 11.2% and 11.4% of our total revenue for the three and nine months ended June 30, 2009, respectively. The merchandise sold under our consignment model accounted for approximately 43.4% and 42.1% of our GMV for the three and nine months ended June 30, 2009, respectively.

•      Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 53.2% and 42.0% of our total revenue for the three and nine months ended June 30, 2009, respectively. The merchandise sold under our purchase model accounted for approximately 34.1% and 27.6% of our GMV for the three and nine months ended June 30, 2009, respectively.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended June 30, 2009, we generated less than 1% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•      Surplus Contracts.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which we anticipate will extend through fiscal year 2009. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract. We began operations under the new Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to DoD’s right to extend it for two additional one-year terms. Revenue from our Surplus Contracts (including buyer premiums) accounted for approximately 30.7% and 33.2% of our total revenue for the three and nine months ended June 30, 2009, respectively. The property sold under our Surplus Contracts accounted for approximately 19.7% and 21.8% of our GMV for the three and nine months ended June 30, 2009, respectively.

•      Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 23.7% and 19.6% of our total revenue for the three and nine months ended June 30, 2009, respectively. The property sold under our Scrap Contract accounted for approximately 15.2% and 12.9% of our GMV for the three and nine months ended June 30, 2009, respectively.

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

Our commercial agreements.  We have over 425 corporate clients each of which have sold in excess of $10,000 of wholesale surplus and salvage assets in our marketplaces during the last twelve months. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2009 totaled $90.6 million and $263.9 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and nine months ended June 30, 2009, we completed approximately 121,000 and 349,000 transactions, respectively.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2009, we had approximately 1,152,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and nine months ended June 30, 2009, approximately 548,000 and 1,597,000 total auction participants participated in auctions on our marketplaces, respectively.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
	(in thousands) (unaudited)
Net income	$3,400	$3,847	$5,077	$8,857
Interest income and other income, net	(32)	(292)	(359)	(1,402)
Provision for income taxes	2,896	2,672	4,325	6,176
Amortization of contract intangibles	203	203	610	610
Depreciation and amortization	828	584	2,144	1,436

EBITDA	7,295	7,014	11,797	15,677
Stock compensation expense	1,652	1,177	4,702	3,440

Adjusted EBITDA	$8,947	$8,191	$16,499	$19,117

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $38.2 million at June 30, 2009. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Income taxes.  During fiscal years 2007 and 2008, we had an effective income tax rate of approximately 40% and 43%, respectively, which included federal and state income taxes. We estimate that our fiscal year 2009 effective income tax rate will be approximately 46%, an increase as a result of non-deductable stock based compensation costs increasing in proportion to our U.S. based taxable income. We expect this trend to reverse when our employees are able to exercise incentive stock options, which are currently out of the money, and we will be able to deduct the related stock based compensation costs.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2009	2008	2009	2008
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	35.6	27.4	35.8	26.4
Profit-sharing distributions	13.9	33.9	19.7	34.9
Technology and operations	19.7	14.6	20.2	15.8
Sales and marketing	7.6	6.3	7.7	6.5
General and administrative	10.6	8.2	9.8	8.2
Amortization of contract intangibles	0.3	0.4	0.3	0.4
Depreciation and amortization	1.5	0.6	1.3	0.7

Total costs and expenses	89.2	91.4	94.8	92.9

Income from operations	10.8	8.6	5.2	7.1
Interest income and other income, net	0.1	0.5	0.2	0.7

Income before provision for income taxes	10.9	9.1	5.4	7.8
Provision for income taxes	(5.0)	(3.7)	(2.5)	(3.2)

Net income	5.9%	5.4%	2.9%	4.6%

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Revenue.  Revenue decreased $13.5 million, or 18.8%, to $58.0 million for the three months ended June 30, 2009 from $71.5 million for the three months ended June 30, 2008. This was primarily due to a 40.7% decrease in our scrap business, which utilizes the profit sharing model, as a result of decreasing commodity prices. This business generated 23.7% of our revenue and 15.2% of our GMV for the three months ended June 30, 2009, as compared to 32.4% and 22.2%, respectively, for the three months ended June 30, 2008. The amount of gross merchandise volume decreased $13.6 million, or 13.1%, to $90.6 million for the three months ended June 30, 2009 from $104.2 million for the three months ended June 30, 2008, primarily due to the decrease in our scrap business.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $1.1 million, or 5.8%, to $20.7 million for the three months ended June 30, 2009 from $19.6 million for the three months ended June 30, 2008. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 35.6% from 27.4%. These increases are primarily due to (1) the decrease in our scrap business revenue, which utilizes the profit sharing model and (2) the new Surplus Contract which had its first full quarter of operations and utilizes the purchase model.

Profit-sharing distributions.  Profit-sharing distributions decreased $16.1 million, or 66.6%, to $8.1 million for the three months ended June 30, 2009 from $24.2 million for the three months ended June 30, 2008. As a percentage of revenue, profit-sharing distributions decreased to 13.9% from 33.9%. These decreases are primarily due to (1) a 40.7% decrease in our scrap business and (2) the new Surplus Contract, which has no provision for distributions.

Technology and operations expenses.  Technology and operations expenses increased $1.0 million, or 9.6%, to $11.4 million for the three months ended June 30, 2009 from $10.4 million for the three months ended June 30, 2008. As a percentage of revenue, these expenses increased to 19.7% from 14.6%. These increases are primarily due to (1) the decrease of 40.7% in revenue from our scrap business, while incurring similar operational costs as pounds of scrap sold during the two periods were not materially different and (2) expenses of $0.8 million associated with our commercial business.

Sales and marketing expenses.  Sales and marketing expenses decreased $0.1 million, or 1.6%, to $4.4 million for the three months ended June 30, 2009 from $4.5 million for the three months ended June 30, 2008. As a percentage of revenue, these expenses increased to 7.6% from 6.3%, primarily due to the decrease in revenue from our scrap business.

General and administrative expenses.  General and administrative expenses increased $0.4 million, or 5.7%, to $6.2 million for the three months ended June 30, 2009 from $5.8 million for the three months ended June 30, 2008. As a percentage of revenue, these expenses increased to 10.6% from 8.2%.  These increases are primarily due to (1) expenses of $0.3 million associated with stock compensation and (2) the decrease in revenue as a result of our scrap business.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended June 30, 2009 and 2008, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.2 million, or 41.8%, to $0.8 million for the three months ended June 30, 2009 from $0.6 million for the three months ended June 30, 2008, primarily due to additional depreciation expense resulting from the purchase of $1.7 million of property and equipment during the fiscal year ended September 30, 2008.

Interest income and other income, net.  Interest income and other income, net decreased $0.3 million, or 88.9%, to $33 thousand for the three months ended June 30, 2009 from $0.3 million for the three months ended June 30, 2008, primarily due to a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense increased $0.2 million, or 8.4%, to $2.9 million for the three months ended June 30, 2009 from $2.7 million for the three months ended June 30, 2008, primarily due to the increase in the effective income tax rate to 46% for the three months ended June 30, 2009 from 41% for the three months ended June 30, 2008.

Net income.  Net income decreased $0.4 million, or 11.6%, to $3.4 million for the three months ended June 30, 2009 from $3.8 million for the three months ended June 30, 2008.

Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Revenue.  Revenue decreased $20.2 million, or 10.4%, to $173.4 million for the nine months ended June 30, 2009 from $193.6 million for the nine months ended June 30, 2008. This was primarily due to a 44.3% decrease in our scrap business, which utilizes the profit sharing model, as a result of decreasing commodity prices. This business generated 19.6% of our revenue and 12.9% of our GMV for the nine months ended June 30, 2009, as compared to 31.6% and 23.5%, respectively, for the nine months ended June 30, 2008. The amount of gross merchandise volume increased $3.9 million, or 1.5%, to $263.9 million for the nine months ended June 30, 2009 from $260.0 million for the nine months ended June 30, 2008, primarily due to (1) our commercial business, which grew 9.2% and generated 36.4% of our revenue and 39.1% of our GMV for the nine months ended June 30, 2009, as compared to 30.8% and 36.3%, respectively, for the nine months ended June 30, 2008 and (2) our GovDeals business, which was acquired in January 2008, increased 51.9% and generated 2.5% of our revenue and 21.1% of our GMV for the nine months ended June 30, 2009, as compared to 1.4% and 14.1%, respectively, for the nine months ended June 30, 2008.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $10.9 million, or 21.3%, to $62.0 million for the nine months ended June 30, 2009 from $51.1 million for the nine months ended June 30, 2008. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 35.8% from 26.4%. These increases are primarily due to (1) the acquisition of Geneva, which was completed on May 1, 2008 and utilizes the purchase model, which has a higher cost of goods sold than the profit sharing model; (2) the new Surplus Contract which began sales during March 2009 and also utilizes the purchase model; and (3) the decrease in our scrap business revenue, which utilizes the profit sharing model.

Profit-sharing distributions.  Profit-sharing distributions decreased $33.4 million, or 49.4%, to $34.2 million for the nine months ended June 30, 2009 from $67.6 million for the nine months ended June 30, 2008. As a percentage of revenue, profit-sharing distributions decreased to 19.7% from 34.9%. These decreases are primarily due to (1) a 44.3% decrease in our scrap business and (2) the new Surplus Contract, which has no provision for distributions.

Technology and operations expenses.  Technology and operations expenses increased $4.3 million, or 14.1%, to $35.0 million for the nine months ended June 30, 2009 from $30.7 million for the nine months ended June 30, 2008. As a percentage of revenue, these expenses increased to 20.2% from 15.8%. These increases are primarily due to (1) the decrease of 44.3% in revenue from our scrap business, while incurring similar operational costs as pounds of scrap sold during the two periods were not materially different; (2) expenses of $0.9 million associated with the roll out of operations under our new Surplus Contract; (3) expenses of $2.3 million associated with our commercial business; and (4) expenses of $1.0 million associated with Geneva, which was acquired on May 1, 2008.

Sales and marketing expenses.  Sales and marketing expenses increased $0.8 million, or 6.3%, to $13.3 million for the nine months ended June 30, 2009 from $12.5 million for the nine months ended June 30, 2008. As a percentage of revenue, these expenses increased to 7.7% from 6.5%. These increases are primarily due to our hiring of 9 additional sales and marketing personnel.

General and administrative expenses.  General and administrative expenses increased $1.1 million, or 6.9%, to $17.0 million for the nine months ended June 30, 2009 from $15.9 million for the nine months ended June 30, 2008. As a percentage of revenue, these expenses increased to 9.8% from 8.2%. These increases are primarily due to (1) expenses associated with Geneva’s operations, which we acquired on May 1, 2008 and (2) the decrease of 44.3% in revenue from our scrap business, which incurred similar operational costs during each.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.6 million for the nine months ended June 30, 2009 and 2008, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.7 million, or 49.3%, to $2.1 million for the nine months ended June 30, 2009 from $1.4 million for the nine months ended June 30, 2008, primarily due to additional depreciation expense resulting from the purchase of $1.7 million of property and equipment during the fiscal year ended September 30, 2008.

Interest income and other income, net.  Interest income and other income, net decreased $1.0 million, or 74.4%, to $0.4 million for the nine months ended June 30, 2009 from $1.4 million for the nine months ended June 30, 2008, primarily due to a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense decreased $1.9 million, or 30.0%, to $4.3 million for the nine months ended June 30, 2009 from $6.2 million for the nine months ended June 30, 2008, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $3.8 million, or 42.7%, to $5.1 million for the nine months ended June 30, 2009 from $8.9 million for the nine months ended June 30, 2008.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2009, we had approximately $39.5 million in cash and cash equivalents, $21.9 million in short-term investments and $21.4 million available under our $30.0 million senior credit facility, due to issued letters of credit for $8.6 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a stock repurchase program.  Under the program, we are authorized to repurchase up to $10 million of our issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in March 2009. During the three months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3.9 million. There were no share repurchases for the three months ended June 30, 2009. As of June 30, 2009, approximately $6.1 million may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2009 Compared to Nine Months Ended June 30, 2008

Net cash provided by operating activities was $4.1 million for the nine months ended June 30, 2009 and $16.6 million for the nine months ended June 30, 2008. For the nine months ended June 30, 2009 net cash provided by operating activities primarily consisted of net income of $5.1 million, depreciation and amortization expense of $2.8 million, stock compensation expense of $4.7 million, offset in part by, a decrease in the provision for doubtful accounts of $0.1 million, a net increase in accounts receivable, inventory and prepaid assets of $1.7 million and a net decrease in accounts payable, accrued expenses and other liabilities of $6.7 million (resulting from a decrease in our payable to the DoD related to (1) the decrease in our scrap business and (2) the wind down of our old Surplus Contract). For the nine months ended June 30, 2008, net cash provided by operating activities primarily consisted of net income of $8.9 million, depreciation and amortization expense of $2.1 million, stock compensation expense of $3.4 million, a net decrease in accounts receivable, inventory and prepaid assets of $1.2 million and a net increase in accounts payable, accrued expenses and other liabilities of $1.1 million, offset in part by a decrease in the provision for doubtful accounts of $0.1 million.

Net cash used in investing activities was $13.6 million for the nine months ended June 30, 2009 and $6.2 million for the nine months ended June 30, 2008. Net cash used in investing activities for the nine months ended June 30, 2009 consisted primarily of net purchases of short-term investments of $10.6 million, increase in goodwill and intangible assets of $0.2 million, and capital expenditures of $2.8 million for purchases of equipment and leasehold improvements. Net cash used in investing activities for the nine months ended June 30, 2008 consisted primarily of $25.6 million for the purchase of GovDeals and Geneva and capital expenditures of $1.3 million for purchases of equipment and leasehold improvements, offset in part by net proceeds from sales of short-term investments of $20.7 million.

Net cash used in financing activities was $2.9 million for the nine months ended June 30, 2009 and net cash provided by financing activities was $0.1 million for the nine months ended June 30, 2008. Net cash used in financing activities for the nine months ended June 30, 2009 consisted primarily of $3.9 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $1.0 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $3.5 million to $4.0 million in the fiscal year ending September 30, 2009. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2009 were $2.8 million. As of June 30, 2009, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due March 31, 2010. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.5%. As of June 30, 2009, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $21.4 million due to issued letters of credit for $8.6 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2009, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of June 30, 2009 and September 30, 2008 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of June 30, 2009, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2009.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer