Form 10-K
period 2009-09-30
LIQUIDITY SERVICES INC
filed 2009-12-11
CIK 1235468

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2009
OR
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2009 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $181,799,016.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of December 11, 2009 was 27,635,892.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to its 2010 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

INDEX

        Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

 PART I

Item 1.    Business.

Overview

        We operate several leading online auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com, that connects advertisers with buyers seeking products for resale and related business services.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2009, the number of registered buyers grew from approximately 999,000 to approximately 1,202,000, or 20.3%. During the past three fiscal years, we have conducted over 1,052,000 online transactions generating approximately $949 million in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtuous cycle for our buyers and sellers.

        In the fiscal year ended September 30, 2009, we generated GMV of $356.0 million and revenue of $236.3 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our revenue has grown at a compound annual growth rate of approximately 28% since fiscal year 2005. Additionally, we have been profitable and cash flow positive since fiscal year 2003.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. According to the National Retail Federation, a retail industry association, the total value of merchandise returned in the United States for 2009 is estimated to be $185 billion, up approximately 4% from $178 billion in 2007.

        The supply of surplus and salvage assets in the reverse supply chain results from a number of factors, including:

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

  •
  Increasing focus by corporate and government agencies to seek green solutions for surplus assets.  Most organizations appreciate the growing need to be environmentally friendly by improving their management of end of life or surplus goods, including creating the need to repurpose or efficiently redistribute surplus and capital assets to minimize waste and maximize value for themselves and the communities they serve.

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

  •
  awareness of effective methods and mechanisms for disposal of surplus assets;

  •
  experience in managing the reverse supply chain to seek optimal net returns and improve gross margins; and

  •
  real time market data on surplus assets as they move through the final steps of the product life cycle.

        Traditional methods of surplus asset disposition include ad-hoc, negotiated direct sales, utilization of individual brokers or sales agents and live on-site auctions. We believe these solutions specializing in surplus or underperforming asset disposition are generally highly fragmented, geographically dispersed and poorly integrated with supply chain operations. The manual, negotiated and geographically dispersed nature of traditional surplus resale methods results in a lack of pricing transparency for offered goods and a lower number of potential buyers and bids, which we believe typically lead to lower recovery for sellers.

        A significant number of professional buyers seek surplus and salvage assets to sustain their operations and end customers. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms and small businesses. Traditionally, these buyers have had limited access to a reliable flow of surplus goods and assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:

  •
  global access to an available continuous supply of desired goods and assets;

  •
  efficient and inexpensive sourcing processes;

  •
  a professionally managed central marketplace with transparent, high quality services;

  •
  detailed information and product description for the offered goods; and

  •
  pricing transparency or ability to compare asset prices.

        The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation (IDC), a provider of global IT research and advice, estimates 1.4 billion people used the Internet on a regular basis during 2008. This number is expected to surpass 1.9 billion by 2012 or 30% of the world's population. (Source: IDC's Digital Marketplace Model and Forecast). We believe professional buyers of surplus and salvage assets increasingly will use the Internet to identify and source goods available for immediate purchase.

Our Solution

        Our solution is comprised of our online auction marketplaces, value-added services and our wholesale search and advertising portal. Our marketplaces and services are designed to provide sellers with a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of these surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to several liquid marketplaces with over one million professional buyers and a suite of services and logistics capabilities to efficiently manage our clients' reverse supply chain. We seek the optimal methods to maximize our clients' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

        Through our relationships with sellers, we provide buyers convenient access to a substantial and continuous flow of surplus and salvage assets. We provide buyers with products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and individual items. Our solution combines leading online marketplaces with a full suite of integrated sales, marketing, merchandising, fulfillment, payment collection, dispute mediation and logistics services. We provide buyers a convenient method for sourcing surplus and consumer goods. For any given asset, buyers have access to a detailed product description, product manifest, digital images of a product, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become the primary source for many of our professional buyers and end-users.

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a virtual cycle for our buyers and sellers. As of September 30, 2009, we had aggregated approximately 1,202,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2009 we had approximately 2,118,000 auction participants in our online auctions from our registered buyers. During fiscal year 2009, we grew our registered buyer base by 20.3% or approximately 202,000. As buyers continue to discover and use our online trading platform as an effective method to source assets, we believe our marketplaces and value-added solutions become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Competitive Factors

        We have created liquid marketplaces for virtually any type, quantity or condition of surplus or salvage assets. The strengths of our business model include:

Aggregation of supply and demand for surplus and salvage assets

        Our ability to aggregate sellers and buyers through our marketplaces is a fundamental strength of our business model. Sellers benefit from a liquid, transparent market and the active participation of our large base of professional buyers, which enhances returns. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of surplus and salvage assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators. Instead, sellers and buyers conveniently access our online marketplaces for all of their surplus and salvage asset needs.

Integrated and comprehensive solution

        Our marketplaces are designed to provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus and salvage assets. We offer a full suite of value-added services to simplify the sales and supply chain processes for sellers and improve the utility of our marketplaces for buyers. For corporate and government sellers, we provide sales, marketing, logistics and customer support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and supply chain for our sellers reducing complexity while providing the ability to optimize the client's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the profits after the sale is completed. Our buyer services include intelligent alerts, search tools, dynamic pricing, shipping and delivery, secure settlement, live customer support and dispute resolution to enable the most effective methods to source assets for their businesses.

Flexible and aligned transaction model

        We offer three primary transaction models to our sellers: consignment, profit-sharing and purchase. Under these models, our compensation is derived from either the gross or net proceeds received from the sale of the assets. Our consignment and profit-sharing arrangements are designed to maximize returns by aligning our economic interests.

Faster transaction cycle times for our seller and buyers

        We believe our marketplace solutions allow sellers to complete the entire sales process more rapidly than through other liquidation methods by generally reducing the complexities in the reverse supply chain and utilizing our multi-channel strategies to optimize recovery and velocity. As a result, sellers are able to reduce surplus or less valuable inventory quickly, generate additional working capital and reduce the cost of carrying unwanted assets. We provide a one stop solution to enable professional buyers of any size throughout the world to purchase assets in an efficient manner. For these buyers, we provide a broad range of services to give them the information necessary to make an informed bid and ensure they quickly and efficiently receive the goods purchased.

Solutions that promote sustainability and green solutions for improved corporate/government stewardship

        Our solutions provide a range of capabilities that enable corporate and government agencies to directly reduce the amount of waste generated by redistributing end of life products or assets through our solutions improving the net financial recovery generated while positively impacting the communities they serve. In addition, we also enable our sellers and their customers or consumers to reduce consumer electronics waste through our trade-in solutions. In aggregate, some of the world's largest forward thinking retailers and government agencies have significantly enhanced their stewardship of communities and the environment by partnering with us.

Our Strategy

        Our mission is to provide business and government clients and buying customers the world's most transparent, innovative and effective online marketplaces and integrated services for surplus assets. The key elements of our mission are to continue to:

Grow our buyer base and increase active buyer participation on our marketplaces

        We intend to increase the active buyer participation within our marketplaces, by attracting new buyers and leveraging our base of existing professional buyers. We intend to attract new buyers by using a variety of online and traditional marketing programs while improving the services and experience for our valued professional buyers. In addition, we plan to use the comprehensive buyer profiles, preferences and transactional data we have compiled over the past several years to enable us to identify and market assets available through our marketplaces to the most likely buyers. We believe these initiatives will help us to increase the total number of auction participants and increase loyalty among our buyer base.

Increase value and services for existing sellers

        We intend to grow by increasing the number of categories and geographies that we serve to existing sellers. For many of our sellers, we currently handle only a portion of the available supply of their surplus inventory or assets. In recent years, we have developed trusted relationships with large corporations and government agencies that offer significant growth opportunities by increasing our services offered and share of supply of their surplus assets. In addition, we have partnered with our sellers to identify previously unknown (untapped) flows of surplus assets that can effectively generate greater net returns than their current processes and improve their corporate stewardship. For example, on behalf of the U.S. Department of Defense (the "DoD"), we initially handled sales of its surplus personal property classified as "useable" in the United States and have expanded this relationship to include additional property classifications, such as "scrap" property in the United States.

Develop new seller relationships

        We intend to build upon our client base of the world's largest retailers and manufacturers, our expertise with the DOD and thousands of municipal clients to attract additional corporate and government sellers to our marketplaces. We believe the vast majority of corporations and government agencies still rely on inefficient, traditional, and less transparent disposition methods for their surplus assets. We believe our demonstrated performance coupled with an expanded sales initiative will allow us to attract additional corporate and government sellers. As part of our sales initiative, we plan to hire additional professionals and increase our marketing and advertising to sellers in our target markets.

Innovation and Technology Development

        During the past year we embarked on a redesign of our technology to create more personalized and diverse user experiences and tools for our buyer and sellers. Some of these, such as Seller Self-Service, trade in services, and multi-channel optimization, have already enhanced our US commercial business. We intend to develop and introduce new tools to further automate our solution and leverage the scalability of our technology investments across all of our marketplaces. In addition to enhancing the features, experience, and service for our buyers and sellers, we seek to leverage the greater insight we gain with each transaction to enhance the recovery value clients realize in the reverse supply chain.

Acquire complementary businesses

        We intend to increase our share of the supply of surplus and salvage goods sold by expanding our operations geographically and across new complementary markets. To support this growth, we intend to continue our disciplined and targeted acquisition strategy. Our approach focuses on identifying target companies that will offer us new or complementary areas of expertise, technology advancements, client bases and geographic territories, such as the GovDeals acquisition, which we completed on January 1, 2008 and the Geneva Group acquisition, which we completed on May 1, 2008. In considering each acquisition scenario, we evaluate the merits of the individual opportunity and determine whether to employ a "buy" or "build" strategy.

Our Marketplaces

        Our online auction marketplaces serve as an efficient and convenient method for the sale of surplus and salvage consumer goods and capital assets. We operate and enable several marketplaces, including the following:

  •
  Our www.liquidation.com marketplace enables corporations and selected government agencies located in the United States to sell surplus and salvage assets. This leading business to business marketplace and our related services are designed to meet the needs of clients by selling their surplus assets to domestic and international buyers.

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

  •
  Our www.govdeals.com marketplace enable local and state government entities including city, county and state agencies as well as school boards and public utilities located in the United States to sell surplus and salvage assets. This marketplace and our related services are designed to meet the unique needs of public sector clients selling to domestic and international buyers.

  •
  Our www.liquibiz.com marketplace enables European-based corporations and government agencies, including the U.K. Ministry of Defense, to sell goods to European and other international buyers. While all of our marketplaces reach a global buyer base, we recognize that high shipping costs can impact the amount a buyer is willing to bid for goods. As a result, we created this marketplace to geographically align European sellers and buyers. We intend to further expand our operations in Europe through our existing facilities in the United Kingdom.

        Our online auction marketplaces are designed to address the particular requirements and needs of buyers and sellers. Although our buyers may access and register on a single marketplace, we use numerous cross-marketing and cross-promotional methods to ensure that buyers are exposed to all of our marketplaces and to all product categories in which they have expressed an interest. For example, we display cross-search results for all our marketplaces in response to key word searches in a single marketplace.

        In addition to these leading business to business marketplaces, we recognize the need to reach end users for some of the assets our clients have entrusted to us. Over the past year, we have developed the capability to sell products on our client's behalf directly to end-users and/or consumers using a range of existing marketplaces. In addition, we have an established buyer base that seeks to buy in larger quantities than offered through our standard auction platform and we have dedicated sales teams to support their needs. We expect to continue to meet the needs of our clients and to access a growing range of products for all our buyers by enabling our multi-channel strategy to ensure we create the greatest value for assets at the end of the initial product life cycle.

Our Value-Added Services for Buyers and Sellers

        We have integrated value-added services to simplify the supply chain processes for our buyers and sellers. We believe these services create the greatest operational efficiencies within this element of the supply chain while enabling the greatest value for sellers and buyers with the highest level of confidence and transparency in the services we provide. Additionally, we believe these services improve compliance with the various policies, regulations and sale restrictions of our corporate and government sellers while supporting or greatly enhancing many corporate or government environmental green initiatives.

Seller services.    We offer value-added services to sellers in three areas: (1) merchandising and channel optimization, (2) logistics and (3) settlement and customer support.

  •
  Merchandising and Channel Optimization efforts encompass all of the services necessary to prepare merchandise for a successful auction and include the following:

  •
  Channel Optimization—we determine the marketplace and channel sales strategy that creates the greatest value for the individual asset using our real time transaction systems and proprietary data to support ongoing optimization efforts.

  •
  Marketing and promotion—we use a variety of both online and traditional marketing methods to promote our sellers' merchandise and generate the greatest interest in each asset.

  •
  Asset lotting and merchandising—we leverage our industry experience to organize merchandise we receive into size and product combinations that meet buyer preferences within each marketplace and channel.

  •
  Product information enhancement—we photograph and upload digital images of the merchandise to be sold and combine the images in a relevant format. In order to increase the realized sales value, we also research, collect and use supplemental product information to enhance product descriptions.

  •
  Logistics.  We provide logistics services designed to support the receipt, handling, transportation and tracking of merchandise offered through our marketplaces, including the following:

  •
  Distribution centers—we provide sellers with the flexibility of either having us manage the sales process at their location or delivering merchandise to one of our distribution centers.

  •
  Inventory management—sellers benefit from our management and inventory tracking system designed so that merchandise is received, processed and delivered in a timely manner.

  •
  Cataloguing merchandise—we catalogue all merchandise, which enables us to provide useful product information to buyers and sellers. In certain circumstances, we will inspect the merchandise and provide condition descriptions to improve quality and the financial recovery to the client.

  •
  Testing, data wiping, de-labeling and refurbishment—we test products, wipe electronic data, refurbish and remove labels and product markings from merchandise prior to sale in order to add value to the asset and protect sellers' brand equity and distribution relationships.

  •
  Outbound fulfillment—we can arrange for domestic or international shipping for all merchandise, whether it's a small item or container load for export located in one of our distribution centers or at a seller's facility.

  •
  Settlement and customer support.  Settlement and customer support services are designed for successful and reliable completion of transactions and include:

  •
  Buyer qualification—we qualify buyers to ensure their compliance with applicable government or seller mandated terms of sale, as well as to confirm their ability to complete a transaction.

  •
  Collection and settlement—we collect all payments on behalf of sellers prior to delivery of any merchandise and disburse the profits to the seller after the satisfaction of all conditions of a sale.

  •
  Transaction tracking and reporting—we enable sellers and buyers to track and monitor the status of their transactions throughout the sales process. We support the successful completion of each transaction on behalf of the buyer and seller. We provide a range of comprehensive reporting services to sellers upon the completion of a transaction. Our invoicing and reporting tools can be integrated with the seller's information system, providing a more efficient flow of data.

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

Buyer services.    Many of the services we provide to sellers also benefit buyers by providing them with the information necessary to make a more informed bid and to receive the goods they purchased. Our buyer focused services include the following:

  •
  Intelligent alerts and recommendations—we notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to generate automated notifications and recommendations whenever we identify a product that fits a buyer's preference, when auctions are nearing conclusion and based on various other parameters to enable our buyers to see the products that have potential interest.

  •
  Search and navigation tools—buyers can search our marketplaces for products based on a variety of criteria and personalized settings, including product category, keyword, lot size, product condition, product geographic location and auction ending date.

  •
  Dynamic pricing tools, product information, and shipping quotes—we offer multiple dynamic pricing tools including outbid notification, automated bid agent and automatic auction extension. In addition, we provide buyers the information they need to make informed decisions, including product, seller performance, and online shipping quotes to help understand their landed cost.

  •
  Broad and flexible range of shipping/pick-up options—we can provide packaging and shipping services for each transaction, whether it is a small item or container loads for export, including buyer pick-up at our premises for the vast majority of transactions, or support of buyer arranged transportation. We support the most efficient solution for each transaction and each buyer.

  •
  Secure settlement and customer support—in addition to qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, which in turn enhances buyer confidence. In addition, we provide full reliable customer support throughout the transaction process.

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

        Each component of our portal delivers a variety of services, including:

Lead generation	Content	Community
• Keyword advertising	• Wholesale products	• Community forum
• Banner advertising	• Industry news	• Seller ratings
• Seller directory	• Classified ads	• Web logs (blogs)
• Sponsorship	• Trade show directory	• Web seminars
• Newsletter advertising	• Business services

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller accounts. As of September 30, 2009, we had 97 sales and 30 marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value to existing sellers. Our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

Sales

        Our sales personnel develop seller relationships, establish agreements to provide our services and manage the business accounts on an on-going basis. Our sales team focuses on building long-term relationships with sellers that we believe will generate recurring transactions. They also leverage our years of experience and market data of completed transactions to identify which of our various services would be beneficial to each new or existing seller.

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

  •
  Buyer participation.  We use a variety of tools to increase buyer participation, including: targeted opt-in e-mail newsletters that rely on the buyer's stated categories of interest and past bidding or transaction activity; special e-mail alerts highlighting specific products of interest, personalized recommendation engines; and convenient search tools that enable a buyer or prospective buyer to find desired items on our online marketplaces.

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

Technology and Infrastructure

        Our marketplaces are fully web-based and can be accessed from any Internet enabled computer by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed in-house by full-time employees, providing us with control over the marketplaces and the ability to make rapid enhancements to better fit the specific needs of our business and customers. Our marketplaces are supported by a common database architecture and a shared system application. This infrastructure provides:

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

Operations

        Supporting large organizations that have a recurring need to sell surplus and salvage assets requires systematic processes to enhance the financial value and convenience received by our customers. We believe we have integrated all of the required operational processes into our solution to allow our online auctions to run efficiently and to effectively support our buyers and sellers. Our operations group is comprised of three functions: (1) buyer relations, (2) shipping logistics and (3) distribution center operations.

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

Distribution center operations

        Our distribution center operations group performs selected pre-sale and post-sale value-added services at our distribution centers and at seller locations. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images and providing additional optional value-added services such as product delabeling, data cleaning/wiping, testing, refurbishment and repackaging. Our distribution center operations group personnel also arrange the outbound shipping or pick-up of purchased assets with our buyers.

Competition

        The online services market for auctioning or liquidating surplus and salvage assets is competitive and growing rapidly. We currently compete with:

  •
  other e-commerce providers, such as GSI Commerce and Overstock.com;

  •
  auction websites such as eBay;

  •
  government agencies that have created websites to sell surplus and salvage assets; and

  •
  traditional liquidators and fixed-site auctioneers.

        We expect our market to become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of surplus and salvage assets. In addition, manufacturers, retailers and additional government agencies may decide to create their own websites to sell their own surplus and salvage assets and those of third parties. Competitive pressures could harm our business, financial condition and operating results.

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

        We have two material contracts with DoD under which we acquire, manage and sell government property. The largest contract was originally awarded in June 2001, and was renewed in December 2008, relates to usable surplus property of DoD turned in to DRMS and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, equipment, aircraft parts, clothing and textiles (the "Surplus Contract"). The second contract was awarded in June 2005 and relates to substantially all scrap property of DoD turned into the DRMS, such as metals, alloys, and building materials. Property sold under the contracts is "demilitarized" prior to sale and does not include weapons or hazardous materials (the "Scrap Contract").

        The Surplus Contract accounted for 33.9%, 31.3% and 32.8% of our revenue and 28.8%, 23.0% and 21.8% of our gross merchandise volume for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. We began operating under the Scrap Contract in August 2005, and it accounted for 27.6%, 31.1% and 21.5% of our revenue and for 23.5%, 22.8% and 14.2% of our gross merchandise volume for the fiscal years 2007, 2008 and 2009, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

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

        Under the new Surplus Contract, which began on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8% of the DRMS' acquisition value to be paid for the property. The DoD has broad discretion to determine what property will be made available for sale to us under the new Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The new Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD.

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

        In connection with our contracts with the U.S. federal government, the U.S. federal government has the right to audit and review our performance on our government contracts, as well as our compliance with applicable laws and regulations. In addition, we sell merchandise under our government contracts, such as scientific instruments, information technology equipment and aircraft parts, that is subject to further government regulations, some of which may require us to obtain an export license in certain circumstances or an end-use certificate from the buyer. In the United States, the sale of this type of merchandise is further regulated by, among others, the U.S. Export Administration Regulations, International Traffic in Arms and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control Regulations. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, denial of export privileges, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. See "Risk Factors—Unfavorable findings resulting from a government investigation or audit could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results."

Intellectual Property

        We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.liquibiz.com, www.govdeals.com and www.goWholesale.com. We pursue the registration of our trademarks in the U.S. and internationally. We are pursuing patent protection. Effective patent, copyright, trademarks, trade secret and domain name protection is expensive to maintain and may require litigation to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions.

        We rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Employees

        As of September 30, 2009, we had 641 U.S. employees, including 115 in sales and marketing, 39 in technology, 52 in customer service, 358 in operations and 77 in finance and administration. In addition, as of that date, we had 57 international employees (located primarily in the United Kingdom), including 12 in sales and marketing, 2 in technology, 7 in customer service, 19 in operations and 17 in finance and administration.

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

        We have two material contracts with the Defense Reutilization and Marketing Service, or DRMS, under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 33.9%, 31.3% and 32.8% of our revenue and 28.8%, 23.0% and 21.8% of our GMV for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. The Scrap Contract accounted for 27.6%, 31.1% and 21.5% of our revenue and for 23.5%, 22.8% and 14.2% of our GMV in fiscal year 2007, 2008 and 2009, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The Surplus Contract has a three-year base term that expires in February 2012, subject to the DoD's right to extend for two additional one-year terms. The Scrap Contract has a seven-year base term that expires in August 2012, subject to the DoD's right to extend for three additional one-year terms. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

        Our Surplus Contract with the DoD allows either party to terminate the contract for convenience. Although our Scrap Contract does not allow the DoD to terminate for convenience, it requires us to meet specified performance benchmarks. The Scrap Contract may be terminated by the DoD if rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. Although, to date, we have never failed to meet the required benchmark ratios during any of the testing periods, we cannot assure you that we will meet the performance benchmarks in the future. The DoD also has the right, after giving us notice and a 30 day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches.

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

  •
  offer sellers liquid marketplaces for their surplus and salvage assets;

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

        The online services market for auctioning or liquidating surplus and salvage assets is competitive and growing rapidly. Competitive pressures could affect our ability to attract and retain customers, which could decrease our revenue and negatively affect our operating results. We currently compete with:

  •
  other e-commerce providers, such as Amazon.com, GSI Commerce and Overstock.com;

  •
  auction websites such as eBay;

  •
  government agencies that have created websites to sell surplus and salvage assets; and

  •
  traditional liquidators and fixed-site auctioneers.

        We expect our market to become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of surplus and salvage assets. In addition, manufacturers, retailers and government agencies may decide to create their own websites to sell their own surplus and salvage assets and those of third parties.

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

  •
  changes in the supply and demand for and the volume, price, mix and quality of our supply of surplus and salvage assets;

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

        Under our profit-sharing and purchase model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we sell on our websites are characterized by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not receive warranties on the goods we purchase and, as a result, we have to resell or dispose of any returned goods. Historically, the number of disposed goods (which includes returned goods that we have not resold) has been less than 2% of the goods we have purchased. To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may miscalculate buyer demand and overpay for the acquired merchandise. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. For example, under the Surplus Contract, we are obligated to purchase all DoD surplus property at 1.8% of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. Recent declines in commodity prices may also reduce the profit we are able to realize in our scrap business. Occasionally, we are not able to sell our inventory for amounts above its cost and we may incur a loss. As we grow our business, we may choose to increase the amount of merchandise we purchase directly from sellers, thus resulting in increased inventory levels and related risk. Any such increase would require the use of additional working capital and subject us to the additional risk of incurring losses on the sale of that inventory.

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

        We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.liquibiz.com, www.govdeals.com and www.goWholesale.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, but we are pursuing patents. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in doing so in certain jurisdictions. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, we could face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

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

        Our future success is substantially dependent on the continued service of our senior management, particularly William P. Angrick, III, our chief executive officer. We do not have key-person insurance on any of our officers or employees. The loss of any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to successfully operate our business and achieve our business goals.

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

        We have begun expanding internationally, and in the future we may do so more aggressively. For the fiscal year ended September 30, 2009, international operations accounted for less than 8% of our revenue. International operations subject us to additional risks and challenges, including:

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

Fraudulent activities involving our websites and disputes relating to transactions on our websites may cause us to lose clients and adversely affect our ability to grow our business.

        We are aware that other companies operating online auction or liquidation services have periodically received complaints of fraudulent activities of buyers or sellers on their websites, including disputes over the quality of goods and services, unauthorized use of credit card and bank account information and identity theft, potential breaches of system security, and infringement of third-party copyrights, trademarks and trade names or other intellectual property rights. We may receive similar complaints if sellers or buyers trading in our marketplaces are alleged to have engaged in fraudulent or unlawful activity. In addition, we may suffer losses as a result of purchases paid for with fraudulent credit card data even though the associated financial institution approved payment. In the case of disputed transactions, we may not be able to require users of our services to fulfill their obligations to make payments or to deliver goods. We also may receive complaints from buyers about the quality of purchased goods, requests for reimbursement, or communications threatening or commencing legal actions against us. Negative publicity generated as a result of fraudulent conduct by third parties or the failure to satisfactorily settle disputes related to transactions on our websites could damage our reputation, cause us to lose clients and adversely affect our ability to grow our business.

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

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        We do not own any real property. We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C.	13,200	January 31, 2013
Administrative	Washington, D.C.	9,300	September 30, 2011
Warehouse	Cranbury, New Jersey	75,500	October 31, 2010
Warehouse	Dallas, Texas	128,700	May 31, 2013
Warehouse	Plainfield, Indiana	187,700	April 30, 2012
Warehouse	Fullerton, California	117,000	July 10, 2011
Warehouse	Sacramento, California	54,600	December 31, 2010
Warehouse	Bentonville, Arkansas	78,000	March 31, 2011
Warehouse	Sterling, Virginia	5,700	May 31, 2010
Headquarters – DoD	Scottsdale, Arizona	11,000	September 30, 2013.
Warehouse – DoD	Columbus, Ohio	447,300	122,200 will expire on February 28, 2010 and the remaining will expire on September 30, 2012
Warehouse – DoD	Oklahoma City, Oklahoma	325,100	September 30, 2012
Headquarters – GD	Montgomery, Alabama	6,200	January 1, 2011
Administrative – GD	Nashville, Tennessee	1,300	January 31, 2010
Headquarters – UK	Chippenham, England	1,900	November 30, 2010
Warehouse – UK	Stafford, England	83,800	Half the space will expire on January 15, 2010, and the remaining half will expire on August 31, 2011
Warehouse – UK	Milton Keynes, England	26,000	May 1, 2013

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

Item 4.    Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended September 30, 2009.

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

Fiscal year ended September 30, 2008	Low	High
First Quarter	$9.99	$15.18
Second Quarter	$7.33	$13.90
Third Quarter	$7.80	$13.00
Fourth Quarter	$7.85	$12.98
Fiscal year ended September 30, 2009
First Quarter	$5.10	$10.74
Second Quarter	$4.55	$9.07
Third Quarter	$6.85	$10.96
Fourth Quarter	$8.76	$11.80

        As of December 11, 2009, there were approximately 2,300 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2007, 2008 and 2009 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2005 and 2006, and the consolidated balance sheet data as of September 30, 2005, 2006 and 2007 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year ended September 30,
	2005	2006	2007	2008	2009
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$89,415	$147,813	$198,620	$263,941	$236,283
Costs and expenses:
Cost of goods sold (excluding amortization)	6,288	12,160	47,043	71,303	86,591
Profit-sharing distributions	48,952	80,253	69,638	91,106	45,333
Technology and operations	14,696	20,081	33,417	41,512	46,479
Sales and marketing	5,503	8,861	13,203	16,997	18,253
General and administrative	7,397	12,073	16,901	21,523	22,534
Amortization of contract intangibles	135	813	813	813	813
Depreciation and amortization	586	727	1,302	2,083	3,116

Total costs and expenses	83,557	134,968	182,317	245,337	223,119

Income from operations	5,858	12,845	16,303	18,604	13,164
Interest (expense) income and other income, net	(570)	430	2,176	1,495	516

Income before provision for income taxes	5,288	13,275	18,479	20,099	13,680
Provision for income taxes	(1,166)	(5,294)	(7,460)	(8,546)	(7,961)

Net income	$4,122	$7,981	$11,019	$11,553	$5,719

Basic earnings per common share	$0.22	$0.33	$0.40	$0.41	$0.21

Basic weighted average shares outstanding	19,038,464	24,080,780	27,768,679	27,964,748	27,699,223

Diluted earnings per common share	$0.18	$0.31	$0.39	$0.41	$0.21

Diluted weighted average shares outstanding	22,598,519	26,087,809	28,146,923	28,151,878	27,846,693

Non-GAAP Financial Measures:
EBITDA(1)	$6,579	$14,385	$18,418	$21,500	$17,093
Adjusted EBITDA(1)	6,666	15,008	20,361	26,174	23,558
Supplemental Operating Data:
Gross merchandise volume(2)	$102,210	$173,090	$233,579	$359,673	$355,994
Completed transactions(3)	173,000	194,000	212,000	372,000	469,000
Total registered buyers(4)	386,000	524,000	685,000	999,000	1,202,000
Total auction participants(5)	848,000	993,000	1,115,000	1,751,000	2.118,000

	As of September 30,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$10,378	$66,648	$61,609	$63,198	$64,154
Working capital(6)	4,154	54,082	61,762	51,044	59,795
Total assets	26,013	88,038	111,142	137,167	138,588
Total liabilities	14,596	22,286	29,108	40,797	34,606
Total stockholders' equity	10,943	65,752	82,034	96,370	103,982

(1)
EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest expense (income) and other income, net; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock based compensation expense. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

(2)
Gross merchandise volume is the total sales value of all merchandise sold through our marketplaces during a given period.

(3)
Completed transactions represent the number of auctions in a given period from which we have recorded revenue.

(4)
Total registered buyers as of a given date represent the aggregate number of persons or entities who have registered on one of our marketplaces.

(5)
For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times on that auction, and total auction participants for a given period is the sum of the auction participants in each auction conducted during that period.

(6)
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

  •
  As a result of substantial federal net operating loss carryforwards, or NOLs, we did not incur a standard income tax expense until fiscal 2006. With the exhaustion of our remaining federal NOLs during fiscal 2005, we recorded federal income tax expense for the first time, thus significantly decreasing our fiscal 2005 net income relative to prior years, however, the income tax recorded resulted in an effective tax rate of 22% for fiscal year 2005, compared to 40%, 43% and 58% for fiscal year 2007, 2008 and 2009, respectively. Consequently, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business.

  •
  During July 2001, we modified the exercise price of 3,402,794 stock options issued to employees. As a result, we are accounting for the modified stock options from the date of modification to the date the stock options are exercised, forfeited or expire unexercised using variable accounting. Under variable accounting, we revalue compensation costs for the stock options at each reporting period based on changes in the intrinsic value of the stock options. We recorded approximately $87,000, $7,000 and $1,000, respectively, in stock compensation expenses based on vesting of the fair value of the options for the years ended September 30, 2005, 2006 and 2007. We will continue to revalue compensation costs for the options based on changes in the fair value of our common stock in future periods. We believe that it is useful to exclude this expense because it results from a one-time event that requires us to record expense that we are not otherwise required to record in connection with new stock options granted during the same time period. In December 2004, the Financial Accounting Standards Board (FASB)issued new authoritative guidance with requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of this new provision on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted this new authoritative guidance, were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. We recorded approximately $616,000, $1,942,000, $4,674,000 and $6,465,000, respectively, in stock compensation expenses based on the adoption of this new authoritative guidance for the years ended September 30, 2006, 2007, 2008 and 2009. As a result, we present a financial measure that adjusts net income and EBITDA for the stock compensation expense.

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

        The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Year ended September 30,
	2005	2006	2007	2008	2009
	(in thousands)
Net income	$4,122	$7,981	$11,019	$11,553	$5,719
Interest expense (income) and other income, net	570	(430)	(2,176)	(1,495)	(516)
Provision for income taxes	1,166	5,294	7,460	8,546	7,961
Amortization of contract intangibles	135	813	813	813	813
Depreciation and amortization	586	727	1,302	2,083	3,116

EBITDA	6,579	14,385	18,418	21,500	17,093
Stock compensation expense	87	623	1,943	4,674	6,465

Adjusted EBITDA	$6,666	$15,008	$20,361	$26,174	$23,558

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

Overview

About us.    We are a leading online auction marketplace for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

        We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2009, the number of registered buyers grew from approximately 999,000 to approximately 1,202,000, or 20.3%. During the past three fiscal years, we have conducted over 1,052,000 online transactions generating approximately $949 million in gross merchandise volume. Approximately 80% of our initial listings have resulted in a completed cash sale during the past three fiscal years.

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

Recent initiatives.    On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which we anticipate will extend into fiscal year 2010. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract. Under the new Surplus Contract, under which we commenced operations on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract structure requires a fixed 3.26% price, of the DRMS' acquisition value, to be paid for the property and allows us to retain all of the profits from the sale of property. On February 4, 2009, the DoD agreed to amend the new Surplus Contract, such that the fixed 3.26% price, of the DRMS' acquisition value, to be paid for the property, will be 1.8%. In addition. the new Surplus Contract performance period will start from the time property was delivered during February 2009.

        The current economic downturn has impacted the GMV in our commercial business both in the U.S. and the U.K. as retailers have reduced the volume of goods sold due to continued weak consumer spending. Our UK business suffered during the second half of fiscal year 2009, due to the loss of one of our major UK clients (client was sold), which led to a material decrease in volume. Progress is underway to replace this volume but we continue to expect our UK business to negatively impact earnings in the near term. We initiated cost savings initiatives in our UK business, including replacing some senior members of our operating team with managers having more operational and business development experience. At the same time, we have made the necessary technology, finance, and back office investments to support our UK business for long-term growth. These changes, will position our UK business to better serve our existing clients, and allow us to aggressively add new significant clients. We cannot predict, given the economic conditions, when we will realize these long-term benefits.

Our revenue.    We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 61.5%, 62.4% and 40.7% of our total revenue for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. The merchandise sold under our profit-sharing model accounted for approximately 52.3%, 45.8% and 27.0% of our gross merchandise volume, or GMV, for the fiscal years ended September 30, 2007, 2008 and 2009, respectively.

  •
  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 7.3%, 7.6% and 10.6% of our total revenue for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. The merchandise sold under our consignment model accounted for approximately 22.4%, 33.1% and 41.0% of our GMV for the fiscal years ended September 30, 2007, 2008 and 2009, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 25.4%, 23.5% and 46.1% of our total revenue for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. The merchandise sold under our purchase model accounted for approximately 21.6%, 17.3% and 30.6% of our GMV, for the fiscal years ended September 30, 2007, 2008 and 2009, respectively.

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

        In fiscal years 2007, 2008 and 2009, we generated less than 2% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.    We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 33.9%, 31.3% and 32.8% of our total revenue for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. The property sold under our Surplus Contract accounted for approximately 28.8%, 23.0% and 21.8% of our GMV for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which we anticipate will extend into fiscal year 2010. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract. We began operations under the new Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to DoD's right to extend it for two additional one-year terms

  •
  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 27.6%, 31.1% and 21.5% of our total revenue for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. The property sold under our Scrap Contract accounted for approximately 23.5%, 22.8% and

    14.2% of our GMV for the fiscal years ended September 30, 2007, 2008 and 2009, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD's right to extend it for three additional one-year terms.

        Under the original Surplus Contract, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the original Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the Surplus Contract and the DoD was entitled to receive 72.5%. For property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits and thus the DoD received between 69.5% and 75% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive was measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. Under the new Surplus Contract, which began on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8%, of the DRMS' acquisition value, to be paid for the property.

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

Our UK MoD agreement.    In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence. This contract generated less than 4% of our revenue in fiscal years 2007, 2008 and 2009. This contract expires in July 2010.

Our commercial agreements.    During fiscal year 2009, we had over 450 corporate clients who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2009 totaled $356.0 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2009, we completed approximately 469,000 transactions.

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

        Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2009, we had approximately 1,202,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2009, approximately 2,118,000 total auction participants participated in auctions on our marketplaces.

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

        Revenue is also evaluated for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which we are deemed to be the primary obligor, bear physical and general inventory risk, and credit risk, we recognize as revenue the gross proceeds from the sale, including buyer's premiums. Arrangements in which we act as an agent or broker on a consignment basis, without taking general or physical inventory risk, revenue is recognized based on the sales commissions that are paid to us by the sellers for utilizing our services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to us upon completion of the transaction.

        We have evaluated our revenue recognition policy related to sales under our profit-sharing model and determined it is appropriate to account for these sales on a gross. The following factors were most heavily relied upon in our determination:

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $37.9 million at September 30, 2009. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

Income taxes.    We account for income taxes using the asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. A valuation allowance is provided to reduce the deferred tax assets to a level that we believe will more likely than not be realized. The resulting net deferred tax asset reflects management's estimate of the amount that will be realized.

        We adopted the provisions of authoritative guidance issued by the FASB related to accounting for uncertainty in income taxes on October 1, 2007. The adoption of this new authoritative guidance did not impact the Company's financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis.

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

Stock-based compensation.    We recognize in the statements of operations all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. We use the Black-Scholes option pricing model to estimate the fair values of share-based payments.

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

Technology and operations.    Technology expenses consist primarily of personnel costs related to our programming staff who develop and deploy new marketplaces and continuously enhance existing marketplaces. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for substantially all of our internally developed software is less than one year. As a result, we expense these costs as incurred.

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

Interest income and other income, net.    Interest income and other income, net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our notes payable and realized gains or losses on short-term investments.

Income taxes.    During fiscal years 2007, 2008 and 2009, we had an effective income tax rate of approximately 40%, 43% and 58%, respectively, which included federal, state and foreign income taxes. Our 2009 effective income tax rate increased principally because we recorded a $1,287,000 valuation allowance against the deferred tax assets of our foreign subsidiaries, consisting principally of net operating loss carryforwards. $960,000 of the valuation allowance was necessitated by losses in recent years at our UK subsidiary, especially in 2009, primarily as a result of the loss of our largest client. We estimate that our future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2007	2008	2009
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	23.7	27.0	36.6
Profit-sharing distributions	35.1	34.5	19.2
Technology and operations	16.8	15.7	19.7
Sales and marketing	6.6	6.5	7.7
General and administrative	8.5	8.2	9.5
Amortization of contract intangibles	0.4	0.3	0.3
Depreciation and amortization	0.7	0.8	1.4

Total costs and expenses	91.8	93.0	94.4

Income from operations	8.2	7.0	5.6
Interest income and other income, net	1.1	0.6	0.2

Income before provision for income taxes	9.3	7.6	5.8
Provision for income taxes	(3.8)	(3.2)	(3.4)

Net income	5.5%	4.4%	2.4%

Year Ended September 30, 2009 Compared to Year Ended September 30, 2008

Revenue.    Revenue decreased $27.6 million, or 10.5%, to $236.3 million for the year ended September 30, 2009 from $263.9 million for the year ended September 30, 2008. This decrease was primarily due to a 37.6% decrease in our scrap business, which utilizes the profit sharing model, as a result of decreasing commodity prices. This business generated 21.5% of our revenue and 14.2% of our GMV for the fiscal year ended September 30, 2009, as compared to 31.1% and 22.8%, respectively, for the fiscal year ended September 30, 2008. The amount of GMV transacted through our marketplaces decreased $3.7 million, or 1.0%, to $356.0 million for the year ended September 30, 2009 from $359.7 million for the year ended September 30, 2008. This decrease was not as significant as our revenue decrease as our consignment model, which generated 10.6% of our revenue and 41.0% of our GMV for the fiscal year ended September 30, 2009, as compared to 33.1% and 7.6%, respectively, for the fiscal year ended September 30, 2008, grew 22.6%.

Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $15.3 million, or 21.4%, to $86.6 million for the year ended September 30, 2009 from $71.3 million for the year ended September 30, 2008. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 36.6% in fiscal 2009 compared to 27.0% in fiscal 2008. These increases are primarily due to (1) expenses of $5.7 million associated with a full year of Geneva, which was acquired on May 1, 2008 and utilizes the purchase model, which has a higher cost of goods sold than the profit sharing model; (2) expenses of $10.4 million associated with the new Surplus Contract which began sales during March 2009 and also utilizes the purchase model; and (3) the 37.6% decrease in our scrap business revenue, which utilizes the profit sharing model.

Profit-sharing distributions.    Profit-sharing distributions decreased $45.8 million, or 50.2%, to $45.3 million for the year ended September 30, 2009 from $91.1 million for the year ended September 30, 2008. As a percentage of revenue, profit-sharing distributions decreased to 19.2% in fiscal 2009 from 34.5% in fiscal 2008. These decreases are primarily due to (1) a 37.6% decrease in our scrap business and (2) the new Surplus Contract, which has no provision for distributions.

Technology and operations expenses.    Technology and operations expenses increased $5.0 million, or 12.0%, to $46.5 million for the year ended September 30, 2009 from $41.5 million for the year ended September 30, 2008. As a percentage of revenue, these expenses increased to 19.7% in fiscal 2009 from 15.7% in fiscal 2008. These increases are primarily due to (1) the decrease of 37.6% in revenue from our scrap business, while incurring similar operational costs as pounds of scrap sold during the two periods were not materially different; (2) expenses of $0.8 million associated with the roll out of operations under our new Surplus Contract; (3) expenses of $3.0 million associated with our commercial business; and (4) expenses of $1.2 million associated with a full year of Geneva, which was acquired on May 1, 2008.

Sales and marketing expenses.    Sales and marketing expenses increased $1.3 million, or 7.4%, to $18.3 million for the year ended September 30, 2009 from $17.0 million for the year ended September 30, 2008. As a percentage of revenue, these expenses increased to 7.7% in fiscal 2009 from 6.5% in fiscal 2008. These increases are primarily due to our hiring of 13 additional sales and marketing employees.

General and administrative expenses.    General and administrative expenses increased $1.0 million, or 4.7%, to $22.5 million for the year ended September 30, 2009 from $21.5 million for the year ended September 30, 2008. As a percentage of revenue, these expenses increased to 9.5% in fiscal 2009 from 8.2% in fiscal 2008. These increases are primarily due to (1) the decrease of 37.6% in revenue from our scrap business, which incurred similar costs during fiscal 2009 and 2008; and (2) expenses of $1.0 million related to stock-based compensation.

Amortization of contract intangibles.    Amortization of contract intangibles was consistent at $0.8 million for the year ended September 30, 2009 and 2008, as a result of our Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased $1.0 million, or 49.6%, to $3.1 million for the year ended September 30, 2009 from $2.1 million for the year ended September 30, 2008, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during fiscal year ended September 30, 2009 compared to the purchase of $1.7 million of property and equipment during fiscal year ended September 30, 2008.

Interest income and other income, net.    Interest income and other income, net decreased $1.0 million, or 65.5%, to $0.5 million for the year ended September 30, 2009 from $1.5 million for the year ended September 30, 2008, primarily due to a reduction in short term interest rates.

Provision for income tax expense.    Income tax expense decreased $0.6 million, or 6.8%, to $8.0 million for the year ended September 30, 2009 from $8.5 million for the year ended September 30, 2008, primarily due to the decrease in income before provision for income taxes. The fiscal year 2009 effective income tax rate increased to 58.2% from 42.5% in fiscal year 2008. Our 2009 effective income tax rate increased principally because we recorded a $1,287,000 valuation allowance against the deferred tax assets of our foreign subsidiaries, consisting principally of net operating loss carryforwards. $960,000 of the valuation allowance was necessitated by losses in recent years at our UK subsidiary, especially in 2009, primarily as a result of the loss of our largest client. We estimate that our future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

Net income.    Net income decreased $5.9 million, or 50.5%, to $5.7 million for the year ended September 30, 2009 from $11.6 million for the year ended September 30, 2008.

Year Ended September 30, 2008 Compared to Year Ended September 30, 2007

Revenue.    Revenue increased $65.3 million, or 32.9%, to $263.9 million for the year ended September 30, 2008 from $198.6 million for the year ended September 30, 2007. This increase was primarily due to a 75.8% increase in the number of completed transactions through our online auction marketplaces, to approximately 372,000 for the year ended September 30, 2008 from 212,000 for the year ended September 30, 2007. The amount of GMV transacted through our marketplaces increased $126.1 million, or 54.0%, to $359.7 million for the year ended September 30, 2008 from $233.6 million for the year ended September 30, 2007. We believe this increase is attributable to (1) our investment in our sales and marketing organization, as well as increased market acceptance by corporate sellers and professional buyers of our online marketplaces as an efficient channel to auction and purchase surplus and salvage assets, which resulted in 22.9% growth in our commercial market place over the same period last year; (2) our Scrap Contract, which generated 31.1% of our revenue and 22.8% of our GMV for the fiscal year ended September 30, 2008, grew 48.3% from fiscal year ended September 30, 2007; (3) our Surplus Contract, which generated 31.3% of our revenue and 23.0% of our GMV for the fiscal year ended September 30, 2008, grew 23.5% from fiscal year ended September 30, 2007; (4) the acquisition of GovDeals, completed on January 1, 2008, which generated 1.5% of our revenue and 15.2% of our GMV for the fiscal year ended September 30, 2008; and (5) the acquisition of Geneva, completed on May 1, 2008, which generated 2.7% of our revenue and 2.0% of our GMV for the fiscal year ended September 30, 2008. We also benefited from our ability to more effectively market assets to potential buyers as we gained transaction experience and industry knowledge in the vertical product segments auctioned through our marketplaces. Our marketing efforts and acquisitions resulted in an approximate 46.0% increase in registered buyers to approximately 999,000 at September 30, 2008 from approximately 685,000 at September 30, 2007.

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

Interest income and other income, net.    Interest income and other income, net decreased $0.7 million, or 31.3%, to $1.5 million for the year ended September 30, 2008 from $2.2 million for the year ended September 30, 2007, primarily due to (1) a reduction in the cash balance during most of fiscal year 2008 due to the recent GovDeals and Geneva acquisitions and (2) a reduction in short term interest rates.

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

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2009, we had approximately $33.5 million in cash and cash equivalents, $30.6 million in short-term investments and $21.4 million available under our $30.0 million senior credit facility.

        On December 2, 2008, our Board of Directors approved a stock repurchase program. Under the program, we are authorized to repurchase up to $10 million of our issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically. During the three months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3.9 million. There have been no subsequent share repurchases. As of September 30, 2009, approximately $6.1 million may yet be expended under the program.

        Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2009 Compared to 2008

        Net cash provided by operating activities decreased $20.4 million to $8.6 million for the year ended September 30, 2009 from $29.0 million for the year ended September 30, 2008. For the year ended September 30, 2009, net cash provided by operating activities primarily consisted of net income of $5.7 million, depreciation and amortization expense of $3.9 million, stock compensation expense of $6.5 million, provision for doubtful accounts of $0.1, offset in part by a net decrease in accounts payable, accrued expenses and other liabilities of $6.1 million and deferred tax benefit of $1.5 million. For the year ended September 30, 2008, net cash provided by operating activities primarily consisted of net income of $11.5 million, depreciation and amortization expense of $2.9 million, stock compensation expense of $4.7 million, a net decrease in accounts receivable, inventory and prepaid expenses and other assets of $6.3 million and a net increase in accounts payable, accrued expenses and other liabilities of $5.6 million, offset in part by provision for doubtful accounts of $0.7 million and deferred tax benefit of $1.3 million.

        Net cash used in investing activities was $24.0 million for the year ended September 30, 2009 and $17.1 million for the year ended September 30, 2008. Net cash used in investing activities in fiscal 2009 consisted primarily of capital expenditures of $3.7 million, $0.9 million for the purchase of the assets of a company and net purchases of short-term investments of $19.4 million. Net cash used in investing activities in fiscal 2008 consisted primarily of capital expenditures of $1.7 million and $25.6 million for the purchase of GovDeals and the Geneva Group, offset in part by net proceeds from the sale of short-term investments of $10.2 million.

        Net cash used in financing activities was $2.7 million for the year ended September 30, 2009 and net cash provided by financing activities was $0.4 million for the year ended September 30, 2008. Net cash used in financing activities in fiscal 2009 consisted primarily of $3.9 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $1.2 million. Net cash provided by financing activities in fiscal 2008 consisted primarily of $0.5 million from the sale of common stock issued upon stock option exercises, offset by the net repayment of debt and capital leases of $0.1 million.

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

Capital Expenditures.    Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $3.0 million to $3.5 million in the fiscal year ending September 30, 2010. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2009 were $3.7 million. As of September 30, 2009, we had no outstanding commitments for capital expenditures.

Senior credit facility.    We maintain a $30.0 million senior credit facility due March 31, 2010. We are in discussions with the lender to extend the credit facility, but there is no assurance that we will be able to do so. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.5%. As of September 30, 2009, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $21.4 million due to issued Letters of Credit for $8.6 million; $1.0 million of our current availability under this facility is set aside as a contractual obligation under our Scrap Contract operations. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2009, we were in full compliance with the terms and conditions of our credit agreement.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2009. Capital leases are reflected on our September 30, 2009 balance sheet. Operating leases, which represent commitments to rent office and warehouse space in the United States and Europe, are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$17,326	$6,513	$8,952	$1,861	—
Capital leases	139	57	82	—	—

Total contractual cash obligations	$17,465	$6,570	$9,034	$1,861	—

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2007, 2008 and 2009.

New Accounting Pronouncements

        In December 2007, the FASB issued new authoritative guidance related to business combinations This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. We will adopt this statement for fiscal year beginning October 1, 2009 and it will only impact the accounting for acquisitions we make after its adoption, except for the amendment related to income taxes, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this new authoritative guidance.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We did not have any debt as of September 30, 2009 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

        As of September 30, 2009, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity.    We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than six percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 8.    Financial Statements and Supplemental Data.

        Annual Financial Statements and Selected Financial Data: The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding management's assessment of internal control over financial reporting, and its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.

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

        Management assessed our internal control over financial reporting as of September 30, 2009, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Liquidity Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2009 of Liquidity Services, Inc. and subsidiaries and our report dated December 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 11, 2009

Item 9B.    Other Information.

        None.

 PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Incorporated by reference from the Company's Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2009.

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

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2009.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2009.

Item 13.    Certain Relationship and Related Transactions.

        Incorporated by reference from the Company's Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2009.

Item 14.    Principal Accountant Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2009.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

		Page
(a)(1)	The following financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	57
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Balance Sheets as of September 30, 2008 and 2009	58
	Consolidated Statements of Operations for the years ended September 30, 2007, 2008 and 2009	59
	Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2007, 2008 and 2009	60
	Consolidated Statements of Cash Flows for the years ended September 30, 2007, 2008 and 2009	61
	Notes to the Consolidated Financial Statements	62
(a)(2)	The following financial statement schedule is filed as part of this report:
	Schedule for the three years ended September 30, 2007, 2008 and 2009:
	II—Valuation and Qualifying Accounts	79
All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required or are inapplicable and therefore have been omitted.

(a)(3)  The documents required to be filed as exhibits to this report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 11, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 11, 2009

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$33,538	$51,954
Short-term investments	30,616	11,244
Accounts receivable, net of allowance for doubtful accounts of $613 and $519 in 2009 and 2008, respectively	4,243	4,658
Inventory	14,280	13,327
Prepaid expenses, deferred taxes and other current assets	8,705	7,653

Total current assets	91,382	88,836
Property and equipment, net	6,147	4,730
Intangible assets, net	4,203	5,561
Goodwill	33,738	34,696
Other assets	3,118	3,344

Total assets	$138,588	$137,167

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$5,456	$8,303
Accrued expenses and other current liabilities	14,740	10,314
Profit-sharing distributions payable	4,538	10,312
Customer payables	6,797	8,841
Current portion of capital lease obligations	56	22

Total current liabilities	31,587	37,792
Capital lease obligations, net of current portion	82	44
Deferred taxes and other long-term liabilities	2,937	2,961

Total liabilities	34,606	40,797
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,271,983 shares issued and 27,564,521 shares outstanding at September 30, 2009; 28,023,361 shares issued and outstanding at September 30, 2008	28	28
Additional paid-in capital	73,641	65,973
Treasury stock, at cost	(3,874)	—
Accumulated other comprehensive loss	(3,618)	(1,717)
Retained earnings	37,805	32,086

Total stockholders' equity	103,982	96,370

Total liabilities and stockholders' equity	$138,588	$137,167

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2009	2008	2007
Revenue	$236,283	$263,941	$198,620
Costs and expenses:
Cost of goods sold (excluding amortization)	86,591	71,303	47,043
Profit-sharing distributions	45,333	91,106	69,638
Technology and operations	46,479	41,512	33,417
Sales and marketing	18,253	16,997	13,203
General and administrative	22,534	21,523	16,901
Amortization of contract intangibles	813	813	813
Depreciation and amortization	3,116	2,083	1,302

Total costs and expenses	223,119	245,337	182,317

Income from operations	13,164	18,604	16,303
Interest income and other income, net	516	1,495	2,176

Income before provision for income taxes	13,680	20,099	18,479
Provision for income taxes	(7,961)	(8,546)	(7,460)

Net income	$5,719	$11,553	$11,019

Basic earnings per common share	$0.21	$0.41	$0.40

Diluted earnings per common share	$0.21	$0.41	$0.39

Basic weighted average shares outstanding	27,699,223	27,964,748	27,768,679

Diluted weighted average shares outstanding	27,846,693	28,151,878	28,146,923

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2006	—	—	27,584,608	$27	$55,964	$247	$9,514	$65,752
Follow-on public offering	—	—	100,000	—	1,070	—	—	1,070
Exercise of common stock options	—	—	254,451	1	1,843	—	—	1,844
Compensation expense from grant of common stock options	—	—	—	—	1,943	—	—	1,943
Comprehensive income:
Net income	—	—	—	—	—	—	11,019	11,019
Foreign currency translation and other	—	—	—	—	—	406	—	406

Balance at September 30, 2007	—	—	27,939,059	28	60,820	653	20,533	82,034
Exercise of common stock options	—	—	84,302	—	345	—	—	345
Compensation expense from grant of common stock options	—	—	—	—	4,808	—	—	4,808
Comprehensive income:
Net income	—	—	—	—	—	—	11,553	11,553
Foreign currency translation and other	—	—	—	—	—	(2,370)	—	(2,370)

Balance at September 30, 2008	—	—	28,023,361	28	65,973	(1,717)	32,086	96,370
Common stock repurchase	(707,462)	$(3,874)	—	—	—	—	—	(3,874)
Exercise of common stock options and restricted stock	—	—	248,622	—	1,082	—	—	1,082
Compensation expense from grant of common stock options	—	—	—	—	6,586	—	—	6,586
Comprehensive income:
Net income	—	—	—	—	—	—	5,719	5,719
Foreign currency translation and other	—	—	—	—	—	(1,901)	—	(1,901)

Balance at September 30, 2009	(707,462)	$(3,874)	28,271,983	$28	$73,641	$(3,618)	$37,805	$103,982

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2009	2008	2007
Operating activities
Net income	$5,719	$11,553	$11,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,929	2,895	2,115
Stock compensation expense	6,465	4,674	1,943
Provision (benefit) for doubtful accounts	93	(736)	171
Deferred tax benefit	(1,534)	(1,305)	(2,296)
Loss on disposal of property and equipment	—	—	85
Changes in operating assets and liabilities:
Accounts receivable	356	2,107	(3,087)
Inventory	(801)	4,615	(9,986)
Prepaid expenses and other assets	475	(405)	(3,849)
Accounts payable	(2,848)	2,602	1,260
Accrued expenses and other	4,427	(2,030)	4,984
Profit-sharing distributions payable	(5,773)	3,393	(816)
Customer payables	(2,088)	2,512	(405)
Other liabilities	215	(884)	3,336

Net cash provided by operating activities	8,635	28,991	4,474
Investing activities
Purchases of short-term investments	(35,113)	(36,180)	(36,099)
Proceeds from the sale of short-term investments	15,737	46,400	26,809
Increase in goodwill and intangibles and cash paid for acquisitions	(954)	(25,664)	(10,064)
Purchases of property and equipment	(3,681)	(1,669)	(2,688)

Net cash used in investing activities	(24,011)	(17,113)	(22,042)
Financing activities
Proceeds from issuance of debt	—	—	10
Proceeds from the issuance of common stock	—	—	1,070
Principal repayments of capital lease obligations and debt	(27)	(51)	(81)
Repurchases of common stock	(3,874)	—	—
Proceeds from exercise of common stock options (net of tax)	1,081	345	1,037
Incremental tax benefit from exercise of common stock options	121	133	807

Net cash (used in) provided by financing activities	(2,699)	427	2,843
Effect of exchange rate differences on cash and cash equivalents	(341)	(305)	320

Net (decrease) increase in cash and cash equivalents	(18,416)	12,000	(14,405)
Cash and cash equivalents at beginning of year	51,954	39,954	54,359

Cash and cash equivalents at end of year	$33,538	$51,954	$39,954

Supplemental disclosure of cash flow information
Property and equipment acquired through capital leases	$100	$65	$10
Cash paid for income taxes	9,251	11,656	7,901
Cash paid for interest	44	23	5

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company's online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

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

        The Company has evaluated subsequent events through December 11, 2009, which is the date that these financial statements have been issued and filed with the Securities and Exchange Commission.

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

  Short-Term Investments

        Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the years ended

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

September 30, 2009, 2008 and 2007, the amount of unrealized (losses) or gains reported in accumulated other comprehensive income was ($4,000), ($1,000) and $178,000, respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other income, net. Realized gains for sales of investments for the years ended September 30, 2009, 2008 and 2007 were $0, $84,000 and $267,000, respectively.

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

  Intangible Assets

        Intangible assets primarily consist of contract acquisition costs, covenants not to compete, and other intangible assets associated with acquisitions (see Note 4). Intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from three to seven years.

  Impairment of Long-Lived Assets

        Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

  Goodwill

        Goodwill and other non amortizable intangible assets are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations.

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

  •
  collection is reasonably assured.

        Revenue is also evaluated for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which the Company is deemed to be the primary obligor and bears physical and general inventory risk, and credit risk, LSI recognizes as revenue the gross proceeds from the sale, including buyer's premiums. In arrangements in which the Company acts as an agent or broker on a consignment basis, without taking physical or general inventory risk, revenue is recognized based on the sales commissions that are paid to the Company by the sellers for utilizing LSI's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction.

        The Company has evaluated its revenue recognition policy related to sales under LSI's profit-sharing model and determined it is appropriate to account for these sales on a gross basis. In the Company's evaluation, the Company relied most heavily upon its status as primary obligor in the sales relationship and the fact that the Company has general inventory risk.

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

        For the years ended September 30, 2009, 2008 and 2007, no single buyer accounted for 10% or more of revenue.

  Income Taxes

        The Company accounts for income taxes using an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. A valuation allowance is provided to reduce the deferred tax assets to a level that the Company believes will more likely than not be realized. The resulting net deferred tax asset reflects management's estimate of the amount that will be realized.

        The Company adopted the provisions of new authoritative guidance issued by the Financial Accounting Standards Board (FASB) related to uncertainty in income taxes on October 1, 2007. The adoption of this new authoritative literature did not impact the Company's financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis.

  Stock-Based Compensation

        At September 30, 2009, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. Effective October 1, 2005, the Company adopted the fair value recognition provisions of the new authoritative guidance issued by the FASB using the prospective-transition method. Under this transition method, compensation cost recognized in the years ended September 30, 2009, 2008 and 2007 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of this new authoritative guidance. Results for prior periods have not been restated.

        As a result of adopting this new authoritative guidance on October 1, 2005, the Company's income before provision for income taxes and net income for the years ended September 30, 2009, 2008 and 2007 were approximately $6,465,000 and $2,702,000; $4,674,000 and $2,687,000; and $1,942,000 and $1,158,000 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance. The total compensation cost related to nonvested awards not yet recognized at September 30, 2009 was approximately $15,957,000, which will be recognized over the

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

weighted average vesting period of 25 months. The Company utilizes the Black-Scholes option pricing model to determine its shared-based compensation expense. Inputs into the Black-Scholes model include volatility rates that ranged from 40% – 72%, a dividend rate of 0%, and risk-free interest rates that ranged from 0.91% to 5.05% for the years ended September 30,2009, 2008 and 2007. The Company anticipates a forfeiture rate of 18.6% based on its historical forfeiture rate. As a result of adopting of the new authoritative guidance on October 1, 2005, the Company's basic and diluted earnings per share for the years ended September 30, 2009, 2008 and 2007 are approximately $0.10 and $0.10; $0.10 and $0.10; and $0.04 and $0.04, respectively, lower than if it had continued to account for share-based compensation under the previous authoritative guidance.

        The Company presents the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity in the Consolidated Statements of Cash Flows.

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $3,643,000, $3,068,000 and $3,648,000 for the years ended September 30, 2009, 2008 and 2007, respectively.

  Fair Value of Financial Instruments

        Cash and cash equivalents, short-term investments, accounts receivable, accounts payable, profit-sharing distributions payable, consignment payables and long-term debt reported in the consolidated balance sheets approximate their fair values.

  Foreign Currency Translation

        The functional currency for LSL, the Company's foreign subsidiary, is the British pound. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses are included in interest income and other income, net in the consolidated statements of operations.

  Comprehensive Income

        Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders' equity. For the years ended September 30, 2009, 2008 and 2007, respectively, comprehensive income was $3,818,000, $9,183,000 and $11,425,000.

  Earnings per Share

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 10,292 unvested restricted shares, which were issued at a price of $11.66 during the year ended September 30, 2008, of which only 622 shares have been included in the calculation of diluted income per share for the year ended September 30, 2008. The Company had 462,836 unvested restricted shares, which were issued at a prices ranging from $7.48 – $11.48, during the year ended September 30, 2009, of which only 87,462 shares have been included in the calculation of diluted income per share for the year ended September 30, 2009, due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

  (a)
  for the fiscal year ended September 30, 2009 – 3,236,904 options;

  (b)
  for the fiscal year ended September 30, 2008 – 2,765,313 options; and

  (c)
  for the fiscal year ended September 30, 2007 – 38,000 options.

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2009	2008	2007
	(dollars in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,699,223	27,964,748	27,768,679
Treasury stock effect of options, warrants, and restricted stock	147,470	187,130	378,244

Diluted weighted average common shares outstanding	27,846,693	28,151,878	28,146,923

Net income	$5,719	$11,553	$11,019

Net income per common share:
Basic income per common share	$0.21	$0.41	$0.40

Diluted income per common share	$0.21	$0.41	$0.39

  Recent Accounting Pronouncements

        In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable of being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The Company will adopt this guidance on October 1, 2009 and it will only impact the accounting for acquisitions it makes after its adoption, except for the amendment related to income taxes, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this new guidance

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Significant Contracts

  DRMS

        The Company had a Surplus Contract with the Department of Revitalization and Marketing Services (DRMS) which expired on December 17, 2008. Under the terms of the original contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract. Profit-sharing distributions to the DRMS for the years ended September 30, 2009, 2008 and 2007 were $18,009,000, $41,368,000 and $30,609,000, respectively, including accrued amounts of $70,000 and $3,510,000 as of September 30, 2009 and 2008, respectively.

        The Company responded to a RFP and was awarded the new Surplus Contract. Significant operations began under the new Surplus Contract during February 2009. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense (DOD) at a fixed percentage equal to 1.8% of the DoD's original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The new Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

        As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

        The Company has a Scrap Contract with DRMS, which expires in June 2012. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. The Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the contract. Effective June 1, 2007, the profit-sharing distribution for the Scrap Contract was decreased from 80% to 77% in exchange for the Company's agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. The contract also has performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the years ended September 30, 2009, 2008 and 2007, profit-sharing distributions to the DRMS under the Scrap Contract amounted to $25,713,000, $47,997,000 and $35,827,000, including accrued amounts, as of September 30, 2009 and 2008, of $4,468,000 and $6,744,000, respectively. The Scrap Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2009.

        As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

  DSA

        The Company has a contract with the UK Disposal Services Agency (DSA), which is responsible for the disposal of surplus property of the UK Ministry of Defence and the Defence Logistics Organization. The Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the years ended September 30, 2009, 2008 and 2007 were $1,611,000, $1,748,000 and $2,287,000, respectively, including accrued amounts, as of September 30, 2009 and 2008, of $0 and $58,000, respectively. The contract expires in July 2010.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

  Geneva

        On May 1, 2008, the Company, through its LSL subsidiary, acquired the stock of the companies in the Geneva Group (Geneva), including Geneva Industries Ltd., Willen Trading Ltd., and Geneva Auctions Ltd., for approximately $16,229,000 in cash, net of acquired cash, of $934,000. In addition, the Company may be required to pay contingent earn-out payments of up to an aggregate of approximately $1,640,000 payable over the next two years, which will be recorded when the Company determines that such payments are probable. No payments were earned as of September 30, 2009.The Geneva Group is a leading United Kingdom (UK) based remarketer of reverse supply chain merchandise, including customer returns and overstock merchandise. The operating results of Geneva have been included in the consolidated financial statements from the date of acquisition.

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

        Goodwill for Geneva as of September 30, 2009, stated in U.S. dollars, was $13,646,000 a reduction of $2,914,000 from the time of acquisition, May 1, 2008, as a result of foreign currency translation adjustments, which are reflected as adjustments in the Consolidated Statements of Stockholders' Equity.

  Contingent Acquisition Payments

        As a result of acquisitions, as of September 30, 2009, the Company may be required to pay contingent earn-out payments of up to an aggregate of approximately $6,050,000 payable over the next two years, which will be recorded when the Company determines that such payments are probable.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2009	2008
	(in thousands)
Computers and purchased software	$5,062	$3,606
Office/Operational equipment and vehicles	4,285	3,436
Furniture and fixtures	663	610
Leasehold improvements	2,740	1,719

	12,750	9,371
Less: accumulated depreciation and amortization	(6,603)	(4,641)

	$6,147	$4,730

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2009, 2008 and 2007 was $2,154,000, $1,911,000, and $1,157,000, respectively.

6. Intangible Assets

        Intangible assets at September 30, 2009 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(3,389)	$2,305
Brand and technology	3 - 5	688	(266)	422
Covenants not to compete	3 - 5	2,685	(1,336)	1,349
Patent and trademarks	3 - 10	188	(61)	127

Total intangible assets, net				$4,203

        Future expected amortization of intangible assets at September 30, 2009 was as follows:

Years ending September 30,
(in thousands)
2010	$1,636
2011	1,455
2012	1,000
2013	65
2014 and after	47

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Debt

  Senior Credit Facility

        In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire in March 2010.

        Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.5% (1.747% at September 30, 2009) due monthly. As of September 30, 2009 and 2008, the Company had no outstanding borrowings under the Agreement.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of September 30, 2009, the Company was in compliance with these covenants.

8. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating and capital lease agreements, which expire at various dates through 2014. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $168,000 and $274,000 at September 30, 2009 and 2008, respectively. Future minimum payments under the leases as of September 30, 2009 are as follows:

Years ending September 30,	Operating	Capital
	(in thousands)
2010	$6,513	$69
2011	5,464	59
2012	3,488	29
2013	1,861	—
2014 and after	—	—

Total future minimum lease payments	$17,326	157

Less: amount representing interest		19

Present value of net minimum lease payments		138
Less: current portion of capital lease obligations		56

Capital lease obligations, noncurrent		$82

        Amortization of fixed assets acquired through capital leases is included in depreciation and amortization expense.

        Rent expense for the years ended September 30, 2009, 2008 and 2007 was $7,908,000, $5,660,000 and $4,585,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. 401(k) Benefit Plan

        The Company has various retirement plans (the Plans), which are intended to be qualified plans under Section 401(k) of the Internal Revenue Code. The Plans are defined contribution plans, available to all eligible employees and allow participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plans also allow the Company to make discretionary matching contributions. For the years ended September 30, 2009, 2008 and 2007, the Company contributed and recorded expense of approximately $579,000, $552,000 and $435,000, respectively, to the Plans.

10. Income Taxes

        The components of the provision for income taxes are as follows:

	Years ended September 30,
	2009	2008	2007
	(in thousands)
Current tax provision:
U.S. Federal	$7,128	$8,268	$8,104
State	2,367	1,878	1,652
Foreign	—	(295)	—

	9,495	9,851	9,756
Deferred tax benefit:
U.S. Federal	(1,358)	(779)	(1,913)
State	(348)	(191)	(383)
Foreign	172	(335)	—

	(1,534)	(1,305)	(2,296)

Total provision	$7,961	$8,546	$7,460

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2009	2008
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$1,580	$666
Accrued vacation and bonus	762	740
Inventory capitalization	2,317	2,428
Allowance for doubtful accounts	214	193
Depreciation	161	97
Other	3,775	2,336

Total deferred tax assets before valuation allowance	8,809	6,460
Less: valuation allowance	(1,495)	(208)

Net deferred tax assets	7,314	6,252
Deferred tax liabilities:
Amortization of goodwill and intangibles	1,383	1,319
Other	834	1,138

Total deferred tax liabilities	2,217	2,457

Net Deferred taxes	$5,097	$3,795

        The reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years ended September 30,
	2009	2008	2007
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	1.5%	3.9%	0.7%
State taxes	7.3%	5.2%	4.5%
Changes in valuation allowance and other	12.4%	(1.2%)	0.2%
Net foreign rate differential	2.0%	(0.4%)	—

Provision for income taxes	58.2%	42.5%	40.4%

        At September 30, 2009, the Company had available foreign net operating loss (NOL) carryforwards of approximately $961,000, related to its UK subsidiary, which do not expire. The valuation allowance at September 30, 2008 relates to the foreign NOLs. During fiscal 2008, the Company reversed $393,000 of valuation allowance recorded against UK NOLs as it was determined that it was more likely than not that the deferred tax asset would be realized. As a result of significant losses in the U.K. subsidiary during fiscal year 2009, the Company recorded a full valuation allowance related to NOLs at its UK subsidiary The remaining NOLs and valuation allowance at September 30, 2009 were related to the Company's German and China subsidiaries and operations, which were closed down during fiscal 2009.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The Company adopted the provisions of new authoritative guidance issued by the FASB related to uncertainty in income taxes on October 1, 2007. The adoption of this new guidance did not impact the Company's financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the U.K. and Germany. Currently, the Company is subject to an income tax examination in one jurisdiction. The statute of limitations for years prior to fiscal 2006 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2006 may be adjusted upon examination by tax authorities if they are utilized.

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

        5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. At September 30, 2007, there were 3,459,229 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2008, the Company issued options to purchase 2,459,232 shares to employees and directors with exercise prices between $8.40 and $13.48; options to purchase 487,834 shares have been forfeited; and 10,292 restricted shares have been issued at a price of $11.66. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2009, the Company issued options to purchase 1,160,344 shares to employees and directors with exercise prices between $5.53 and $11.48, and options to purchase 363,554 shares were forfeited. During fiscal year 2009, the Company issued 521,653 restricted shares to employees and directors at prices ranging from $7.48 to $11.48, and 30,900 restricted shares were forfeited. In February 2009, at the Company's annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company's common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

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

  Share Repurchase Program

        On December 2, 2008, the Company's Board of Directors approved a stock repurchase program. Under the program, the Company is authorized to repurchase up to $10 million of the issued and outstanding shares of its common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using the Company's available cash. The Company's Board of Directors reviews the share repurchase program periodically. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. There have been no subsequent share repurchases. As of September 30, 2009, approximately $6,126,000 may yet be expended under the program.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2009 and 2008 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2007	2,150,971	$11.72
Options granted	2,459,232	12.21
Options exercised	(84,302)	4.09
Options canceled	(496,576)	15.44

Options outstanding at September 30, 2008	4,029,325	11.72
Options granted	1,160,344	8.08
Options exercised	(210,413)	5.14
Options canceled	(370,030)	13.61

Options outstanding at September 30, 2009	4,609,226	10.95

Options exercisable at September 30, 2009	2,008,515	11.73

        The following table summarizes information about options outstanding at September 30, 2009:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.05	667	3.79	$0.05
$2.00 – 8.00	1,140,977	8.27	6.56
$8.23 – $20.88	3,467,582	8.01	12.40

	4,609,226	8.07	10.95

        The intrinsic value of outstanding and exercisable options at September 30, 2009 is approximately $4,728,000 and $1,934,000, respectively, based on a stock price of $10.32 on September 30, 2009.

12. Fair Value Measurement

        The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. Authoritative guidance issued by the FASB establishes a fair value hierarchy for those instruments measured at fair value that

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Fair Value Measurement (Continued)

distinguishes between assumptions based on market data (observable inputs) and the Company's assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

        As of September 30, 2009, the Company's Level 1 short-term investments of $30,616,000 are the only financial instruments measured at fair value.

13. Contingencies

        In January 2008, KGP commenced litigation against Government Liquidation.com (GL) and Surplus Acquisition Venture, LLC (SAV), two of the Company's subsidiaries, seeking $1.5 million in damages. KGP claims it is entitled to these damages because of actions GL and SAV took at the direction of DRMS pursuant to an amendment to the original Surplus Contract entered into in August 2006. GL and SAV believe they have meritorious defenses in this litigation. In addition, SAV and GL believe they likely would be able to recover their costs and damages arising out of this litigation from DRMS under the terms of the original Surplus Contract.

14. Quarterly Results (Unaudited)

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

	Three months ended
	Dec. 31, 2007	Mar. 31, 2008	June 30, 2008	Sept. 30, 2008	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009
	(in thousands, except share and per share data)
Revenue	$59,266	$62,839	$71,473	$70,362	$55,642	$59,676	$58,045	$62,920

Income (loss) from operations	$3,517	$3,887	$6,227	$4,973	$(232)	$3,012	$6,263	$4,121

Net income	$2,363	$2,646	$3,847	$2,697	$2	$1,675	$3,400	$642

Basic earnings per common share	$0.08	$0.10	$0.14	$0.10	$0.00	$0.06	$0.12	$0.02

Diluted earnings per common share	$0.08	$0.10	$0.14	$0.10	$0.00	$0.06	$0.12	$0.02

Basic weighted average shares outstanding	27,944,139	27,951,777	27,964,662	27,998,413	28,026,296	27,777,517	27,464,177	27,528,902

Diluted weighted average shares outstanding	28,107,692	28,261,121	28,237,150	28,001,549	28,026,296	27,972,045	27,556,616	27,831,815

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2007	$494	$8	—	$502
Year ended September 30, 2008	502	99	$393	208
Year ended September 30, 2009	$208	$1,287	—	$1,495
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2007	$200	$171	—	$371
Year ended September 30, 2008	371	148	—	519
Year ended September 30, 2009	$519	$464	$370	$613
Inventory allowance (deducted from inventory)
Year ended September 30, 2008	—	$314	—	$314
Year ended September 30, 2009	$314	$500	$314	$500

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly-owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
3.1	Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
4.1	Form of Certificate of Common Stock of the Company, incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 21, 2006.
4.2	Registration Rights Agreement, dated September 3, 2004, by and between the Company and ABS Capital Partners IV, L.P., ABS Capital Partners IV-A, L.P., ABS Capital Partners IV Offshore L.P. and ABS Capital Partners IV Special Offshore L.P., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
10.1	Defense Logistics Agency, Surplus Commercial Property, Defense Reutilization and Marketing Service, Invitation for Bids, No. 99-0001, December 2000, incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005
10.2	Defense Logistics Agency, Multi-Year Sale of Surplus Scrap Material at Locations Nationwide, Defense Reutilization and Marketing Service, Invitation for Bids, No. 99-4001, December 7, 2004, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.
10.3.1	Executive Employment Agreement, dated September 2, 2004, between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.3.2	Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 26, 2006, incorporated herein by reference to Exhibit 10.3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.4.1	Executive Employment Agreement, dated September 2, 2004, between the Company and Jaime Mateus-Tique, incorporated herein by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.4.2	Amendment to Executive Employment Agreement between the Company and Jaime Mateus-Tique, dated January 25, 2006, incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

Exhibit No.	Description
10.5.1	Executive Employment Agreement, dated May 15, 2001, between Government Liquidation.com, LLC and Benjamin R. Brown, incorporated herein by reference to Exhibit 10.5.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.2	Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Benjamin R. Brown, dated January 26, 2006, incorporated herein by reference to Exhibit 10.5.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.1	Executive Employment Agreement, dated January 27, 2005, between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.2	Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.1	Executive Employment Agreement, dated June 13, 2001, between Government Liquidation.com, LLC and Thomas Burton, incorporated herein by reference to Exhibit 10.7.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.2	Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Thomas Burton, dated January 25, 2006, incorporated herein by reference to Exhibit 10.7.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.8.1	Executive Employment Agreement, dated November 11, 2005, between the Company and James E. Williams, incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.8.2	Amendment to Executive Employment Agreement between the Company and James E. Williams, dated January 26, 2006, incorporated herein by reference to Exhibit 10.8.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.9	Executive Employment Agreement, dated October 15, 2007, between the Company and Eric C. Dean, ., incorporated herein by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K filed with the SEC on December 7, 2007.
10.10	2005 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.#
10.11	2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2009.#
10.12	Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

Exhibit No.	Description
10.13.1	Amendment to Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002), dated as of September 12, 2006, between Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 13, 2006.
10.13.2	Supplemental Agreement, dated as of May 13, 2008, relating to Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002) between Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
10.13.3	Notice of Termination of Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 2008.
10.13.4	Supplemental Agreement 18 (Sales Contract Number 99-0001-0002), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 12, 2008.
10.14	LSI Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 9, 2006.
10.15	Form of Notice of Stock Option Grant, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006.
10.16	Lease Agreement, dated September 1, 2004, between Le Baron Investments and Southern Textile Recycling, Inc., incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.17	Lease Agreement, dated June 8, 2006, between Le Baron Investments and Southern Textile Recycling, Inc., incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.18	Lease Agreement, effective October 1, 2005, between the Company and ProLogis Development Services Incorporated, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.19	Industrial Real Estate Lease Agreement, dated January 20, 2006, between the Company and Paulus Enterprises, incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.20	Standard Form Industrial Building Lease, effective August 1, 2006, between the Company and First Industrial Development Services, Inc., incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.21	Standard Form Industrial Building Lease, effective March 1, 2005, between the Company and First Industrial Texas, L.P., incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.
10.22	First Lease Modification Agreement, effective June 1, 2006, to Lease Agreement, dated February 2, 2005, between the Company and First Industrial Texas, L.P., incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K filed with the SEC on December 21, 2006.

Exhibit No.	Description
10.23	Amendment No. 1 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.24	Amendment No. 2 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.25	Loan Agreement between the Company, Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of the Company) and United Bank, including the first modification to the Loan Agreement, dated as of July 28, 2005; the second modification to the Loan Agreement, dated as of June 19, 2006; the third modification to the Loan Agreement, dated November 2, 2006; the fourth modification to the Loan Agreement, dated February 14, 2007 and the Fifth Modification to the Loan Agreement, dated as of October 17, 2007, [incorporated herein by reference to Exhibits 10.1 and 10.2 to the Company's Current Report on Form 8-K[/A], filed with the SEC on February 21, 2008.
10.26	Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.27	Supplemental Agreement 1 (Sales Contract Number 08-0001-0001), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2009.
10.28	Form of Notice of Restricted Stock Grant, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2009.#
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#
Designates management or compensation plans.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 11, 2009.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 11, 2009.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES M. RALLO James M. Rallo	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director
/s/ PHILIP A. CLOUGH Phillip A. Clough	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ FRANKLIN D. KRAMER Franklin D. Kramer	Director
/s/ F. DAVID FOWLER F. David Fowler	Director