Form 10-K/A
period 2009-09-30
LIQUIDITY SERVICES INC
filed 2010-01-28
CIK 1235468

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

        The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of January 27, 2010 was 27,133,863.

        Unless the context requires otherwise, references in this report to "we," "us," the "Company," "LSI" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

 EXPLANATORY NOTE

        The Company hereby files this Amendment No. 1 (this "Amendment") to amend its Annual Report on Form 10-K filed with the Securities and Exchange Commission on December 11, 2009 to include Part III in its entirety as a part of the Annual Report on Form 10-K as set forth below:

i

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

Name and Age as of January 28, 2010	Position, Principal Occupation, Business Experience and Directorships
William P. Angrick, III Age 42	Mr. Angrick is a co-founder of Liquidity Services who has served as the Chairman of the Board of Directors and Chief Executive Officer of LSI since January 2000. Mr. Angrick also serves as the Chief Executive Officer of Liquidity Services' wholly-owned subsidiary, DOD Surplus, LLC. Prior to co-founding Liquidity Services, Mr. Angrick was at Deutsche Bank Alex Brown from 1995 to 1999, where he served as Vice President of the Consumer and Business Services Investment Banking Group after serving as an Associate. Mr. Angrick holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a B.B.A. with honors from the University of Notre Dame. Mr. Angrick earned his CPA certificate in 1990.
Jaime Mateus-Tique Age 43

Mr. Mateus-Tique is a co-founder of Liquidity Services who served as its President and Chief Operating Officer from April 2000 to September 2009 and who has served as a director of LSI since April 2000. Mr. Mateus-Tique served as a senior engagement manager at McKinsey & Co., a management consulting firm, from September 1995 to March 2000. Mr. Mateus-Tique holds an M.B.A. from the Kellogg Graduate School of Management at Northwestern University and a master's degree from Ecole des Hautes Etudes Commerciales in Paris.

Phillip A. Clough Age 48

Mr. Clough has served as a director of Liquidity Services since September 2004. Since January 2007, Mr. Clough has been a Managing General Partner of ABS Capital Partners ("ABS"), a private equity firm focused on investments in growth companies in the technology, business services, media and communications and health care industries. From September 2001 to January 2007, Mr. Clough was a General Partner of ABS. Prior to joining ABS, Mr. Clough was President and Chief Executive Officer of Sitel Corporation, a global provider of outsourced customer support services, from May 1998 to March 2001. In addition to serving as a director of Liquidity Services, Mr. Clough currently serves on the boards of directors of American Public Education, Inc., a provider of exclusively online post-secondary education, Rosetta Stone Inc., a provider of technology-based language learning solutions, and various private companies.

Name and Age as of January 28, 2010	Position, Principal Occupation, Business Experience and Directorships
F. David Fowler Age 76

Mr. Fowler has served as a director of Liquidity Services since February 2006. Mr. Fowler was the dean of the School of Business and Public Management at The George Washington University from July 1992 until his retirement in June 1997 and a member of KPMG LLP from 1963 until his retirement in June 1992. As a member of KPMG, Mr. Fowler served as managing partner of the Washington, DC office from 1987 until 1992, as partner in charge of human resources for the firm in New York City, as a member of the firm's board of directors, operating committee and strategic planning committee and as chairman of the KPMG Foundation and the KPMG personnel committee. Mr. Fowler has served as a director of American Public Education, Inc. since May 2007.

Patrick W. Gross Age 65

Mr. Gross has served as a director of LSI since February 2001. Mr. Gross has served as Chairman of The Lovell Group, a private business and technology advisory and investment firm, since October 2002. Mr. Gross is a founder of, and served in a variety of positions from 1970 to September 2002 at, American Management Systems, Inc., a publicly traded information technology consulting, software development and systems integration firm. Mr. Gross is also a director of Capital One Financial Corporation, a publicly traded financial services company, Career Education Corporation, a publicly traded provider of post-secondary educational services, Rosetta Stone Inc., a provider of technology-based language learning solutions, Taleo Corporation, a publicly traded provider of talent management solutions, and Waste Management, Inc., a publicly traded provider of integrated waste services. Mr. Gross also currently serves on the boards of directors of various private companies.

Franklin D. Kramer Age 64

Mr. Kramer has served as a director of LSI since September 2001. Since February 2004, Mr. Kramer has been an independent consultant. From March 2001 to May 2005, Mr. Kramer was a lawyer with Shea & Gardner, now Goodwin Procter LLP. Mr. Kramer served as a director of Changing World Technologies, Inc., a privately held energy and environmental service company from February 2002 to April 2006. From February 2002 to December 2003, Mr. Kramer served as Executive Vice President of Changing World Technologies. From January 2004 to January 2006, Mr. Kramer served as a consultant to Changing World Technologies. From March 1996 through February 2001, Mr. Kramer served as Assistant U.S. Secretary of Defense for International Security Affairs. Mr. Kramer currently serves on the boards of directors and boards of advisors of various organizations and pri`vate companies. Since March 2007, Mr. Kramer has been an Operating Advisor for Pegasus Capital.

Name and Age as of January 28, 2010	Position, Principal Occupation, Business Experience and Directorships
David A. Perdue, Jr. Age 60

Mr. Perdue has served as a director of LSI since December 2009. Mr. Perdue served as Chief Executive Officer of Dollar General Corporation, a retail organization, from April 2003 to July 2007. From July 2002 to March 2003, Mr. Perdue served as Chairman and Chief Executive Officer of Pillowtex Corporation, a textile manufacturing company. Prior to 2003, Mr. Perdue held senior management positions with Reebok International Ltd., Haggar Corporation and Sara Lee Corporation. Mr. Perdue has served on the board of directors of Jo-Ann Stores, Inc., a specialty retailer of fabrics and crafts, since 2008 and the board of directors of Alliant Energy Corporation, a public utility holding company, since 2001.

Executive Officers and Management

        Below you can find information, including biographical information, about our executive officers (other than Messrs. Angrick and Mateus-Tique, whose biographical information appears above):

Name	Age	Position
Thomas B. Burton	51	President and Chief Operating Officer, DOD Surplus, LLC
Eric C. Dean	57	Chief Information Officer
James M. Rallo	44	Chief Financial Officer and Treasurer
G. Cayce Roy	45	Executive Vice President, President of the Asset Recovery Division
James E. Williams	42	Vice President, General Counsel and Corporate Secretary

        Thomas B. Burton has served as President and Chief Operating Officer of DOD Surplus, LLC, our wholly-owned subsidiary, since June 2005 and served in various capacities at the Company prior to that date. Mr. Burton served as LSI's Director of Government Surplus from September 2000 through May 2001. Prior to joining our company in September 2000, Mr. Burton served as the Western Region Director of EG&G Technical Services, a government contractor, from August 1990 to September 2000. Mr. Burton holds a B.S. from Cameron University.

        Eric C. Dean has served as our Chief Information Officer since October 2007. From 2005 to 2007, Mr. Dean served as Senior Vice President and CIO for Schaller Anderson. From 2002 to 2005, Mr. Dean served as an independent consultant, providing advice and support to executives and management with responsibility for large IT projects. Mr. Dean also previously served as CIO for Andersen Worldwide and as CIO of UAL Corporation, the parent of United Airlines. Mr. Dean holds a B.S. degree in Mathematics from Indiana University.

        James M. Rallo has served as Chief Financial Officer and Treasurer of LSI since February 2005. Prior to joining our company, Mr. Rallo served as Chief Financial Officer and Treasurer of Sleep Services of America, Inc. from July 1999 to February 2005. Mr. Rallo served as Vice President of Deutsche Banc Alex Brown's Healthcare Investment Banking Group from June 1995 to July 1999. Mr. Rallo holds an M.B.A. from the Smith School of Business at the University of Maryland and a B.S. from Washington and Lee University. Mr. Rallo is a CPA.

        G. Cayce Roy has served as our Executive Vice President and President of the Asset Recovery Division since August 2008. From 2000 to 2007, Mr. Roy held a number of management positions at Amazon.com, Inc., an online retailer. Most recently, from June 2004 to January 2007, Mr. Roy served as Vice President and General Manager of Amazon Services, LLC. Prior to that, from August 2001 to June 2004, Mr. Roy led Amazon's North American fulfillment operations. Prior to his employment at Amazon, Mr. Roy served with TNT Post Group in Europe.

        James E. Williams has served as our Vice President, General Counsel and Corporate Secretary since November 2005. Prior to joining our company, Mr. Williams was an independent consultant from March 2004 to November 2005. Mr. Williams served as Vice President, General Counsel and Secretary from October 2003 until February 2004 and as Senior Corporate Counsel from July 2002 to September 2003 for Acterna, a provider of telecommunications and test and measurement solutions that was acquired by JDS Uniphase Corporation in late 2005. From June 2000 to June 2002 he served as Assistant General Counsel for PathNet Telecommunications, formerly a wholesale telecommunications provider. Mr. Williams was a corporate associate at the law firms of Kirkland & Ellis LLP and Wilson Sonsini Goodrich & Rosati. He received his B.A. from Brown University and his J.D. from the University of Chicago Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors, executive officers and beneficial owners of greater than ten percent of our common stock to file reports of holdings and transactions in Liquidity Services' common stock with the Securities and Exchange Commission ("SEC"). Based solely on these records, we believe that in fiscal 2009 all persons satisfied these filing requirements on a timely basis.

Code of Business Conduct and Ethics

        Our Board of Directors has adopted a Corporate Code of Business Conduct and Ethics (the "Code") applicable to all of our directors, officers and employees, including our principal officer, principal financial officer and principal accounting officer, in order to protect and promote organization-wide integrity and to enhance Liquidity Services' ability to achieve its mission.

        The Code embodies general principles such as compliance with laws, acting with honesty and integrity, avoidance of conflicts of interest, maintenance of accurate and timely financial and business records, use of the Company's assets, working with customers, suppliers and governments, protecting the Company's information and obtaining information regarding other companies.

        All directors, officers, and employees are obligated to report violations and suspected violations of the Code and any concerns they may have pertaining to non-compliance with the Code by following certain procedures described in the Code. All reports of suspected Code violations will be forwarded to the General Counsel, except for complaints and concerns involving accounting or auditing matters, which will be handled in accordance with procedures established by the Audit Committee.

        The Code is available on our website, www.liquidityservicesinc.com, at "Investors—Corporate Governance—LSI—Code of Business Conduct and Ethics." A free printed copy is available to any stockholder who requests it by writing to us at Liquidity Services, Inc., Attention: Julie Davis, 1920 L St NW, 6th Floor, Washington, DC 20036.

The Audit Committee

        The Audit Committee represents and assists the Board of Directors in overseeing Liquidity Services' accounting and financial reporting processes and the audits of Liquidity Services' financial statements, including the integrity of the financial statements, Liquidity Services' compliance with legal and regulatory authority requirements, the independent registered public accounting firm's qualifications and independence, the performance of Liquidity Services' independent registered public accounting firm, and the preparation of a report of the Audit Committee to be included in Liquidity Services' annual proxy statement.

        The members of the Audit Committee as of the date of this Amendment are Messrs. Fowler (Chairperson), Gross and Kramer. The Board of Directors has determined that each is independent, as defined by the Company's director independence standards and the rules of the NASDAQ Stock Market, Inc. and the SEC, and that Mr. Fowler is an "audit committee financial expert" for purposes of the rules of the SEC.

Item 11.    Executive Compensation

Compensation Discussion & Analysis

        This section describes our compensation strategy, programs and practices for the executive officers listed in the Summary Compensation Table that follows this discussion. In this Amendment, we refer to these individuals as our named executive officers.

Executive Summary

        Our executive compensation philosophy and the elements of our executive compensation program with regard to fiscal 2009 are summarized below:

  •
  The main objectives of our executive compensation program are to support the attainment of our short- and long-term financial and strategic objectives, reward executives for continuous growth in earnings and stockholder value, and align executives' interests with those of our stockholders.

  •
  Our executive compensation program emphasizes performance-based compensation, including annual incentive compensation and stock-based awards, including stock options and restricted stock.

  •
  Our Compensation Committee is responsible for evaluating and setting the compensation levels of our named executive officers. In setting compensation levels for executives, the Committee solicits the input and recommendations of our Chairman and CEO. The Compensation Committee periodically engages an independent compensation consultant to conduct market reviews of our competitive market for executive talent. The Committee did not engage a compensation consultant to conduct a review of new market data for use in determining fiscal 2009 compensation levels, but relied on data reviewed in fiscal 2008 in evaluating the compensation levels of our named executive officers.

  •
  Compensation for our named executive officers during fiscal 2009 was lower than target levels as a result of the Company's performance, which was impacted by the economic recession and a significant decline in commodity prices. The Company's fiscal 2009 performance led to below-target annual incentive compensation for our named executive officers because we did not meet established threshold goals for company financial performance under our annual incentive bonus plan. Certain of our named executive officers received no annual incentive bonus, and the other named executive officers received bonuses ranging from 31% to 70% of their respective targets.

  •
  To support the retention and incentive purposes of our executive compensation program, certain of our named executive officers received stock option awards in fiscal 2009 that had extended vesting terms and were greater in number than the annual stock option awards granted in fiscal 2008. At the time these annual awards were granted, all of our named executive officers had outstanding unvested options with an exercise price that exceeded our stock price.

General Compensation Philosophy

        Liquidity Services' executive compensation programs are designed to support the attainment of our short- and long-term financial and strategic objectives, reward executives for continuous growth in earnings and stockholder value, and align executives' interests with those of our stockholders. The goal of Liquidity Services' compensation programs is to attract, retain and motivate key executives, and to encourage a long-term commitment to Liquidity Services. To achieve these objectives, the Compensation Committee uses a variety of compensation elements, including: base salary, annual cash incentive compensation, long-term incentive compensation and certain other compensation and benefits.

        Factors Considered When Determining Compensation.    The Compensation Committee seeks to set executive compensation at competitive levels that the Compensation Committee considers appropriate for a company of our size and stage of growth. On an annual basis, the Compensation Committee determines and approves the total compensation level of each of our named executive officers based on its evaluation of external market conditions, Company performance and each named executive officer's individual performance relative to pre-established performance goals and objectives. The Compensation Committee also considers each executive's level of experience, unique skills and abilities critical to the Company, and the executive's tenure, position and responsibilities with the Company. The Compensation Committee considers recommendations from the Chairman and CEO regarding levels for base salary, annual incentive awards and long-term incentive awards for named executive officers. The Chairman and CEO annually provides to the Compensation Committee historical and prospective breakdowns of the total direct compensation components for each named executive officer. The Chairman and CEO also recommends financial and non-financial performance goals for each named executive officer under the annual cash incentive compensation plan.

        Market Data.    Periodically, the Compensation Committee has engaged a leading industry compensation consultant to assess the market competitiveness of our executive compensation program in order to assure that our program attracts and retains executive talent essential to achieve our business plans. The most recent independent consultant review was conducted in fiscal 2008 by Towers Perrin. For 2008, the scope of the consultant's work included a review of the Company's executive compensation practices, assistance with development of an appropriate peer group, and presentation to the Compensation Committee of a report regarding executive compensation trends for similarly sized companies and the market competitiveness of our executive compensation program. The Compensation Committee did not engage a consultant to review the market competitiveness of our executive compensation program for purposes of evaluating and determining fiscal 2009 compensation. Historically, we have utilized the services of an independent compensation consultant approximately every other year. Consistent with this approach, the Compensation Committee engaged Towers Perrin in fiscal 2009 to assess the market competitiveness of our executive compensation program for purposes of evaluating and setting fiscal 2010 executive compensation. We anticipate that in future years we will utilize the services of an independent compensation consultant annually to ensure that our executive compensation program meets our objectives.

        To assist the Compensation Committee in its market review in fiscal 2008, the Committee's compensation consultant prepared an analysis of the market competitiveness of the aggregate value of total direct compensation (base salary, annual incentive bonus and long-term incentives) as well as the market competitiveness of each element of compensation for each named executive officer (other than Mr. Dean, who commenced employment on October 15, 2007). The market review was based upon two different sources of compensation data provided by Towers Perrin—published surveys and a selected peer group of e-commerce companies.

        The survey sources relied upon for the 2008 review were national surveys and contained compensation data for both high-technology sector companies as well as similarly sized general industry companies. For fiscal 2008, these survey sources were the 2007 Towers Perrin CDB Executive

Compensation Database; the 2007 Towers Perrin Long-Term Incentive Plan Report and the 2007/2008 Watson Wyatt Industry Report on Top Management Compensation. The survey data was used as a market reference to assess how the Company's compensation practices for top executives compare to market practices and to confirm that the overall compensation mix is reasonably aligned with the marketplace.

        The peer companies utilized in the review were approved by the Compensation Committee and developed based on the Company's 2006 peer group and input from the Compensation Committee's consultant and management. The peer group data was based on the most recent publicly available information. In selecting the companies for inclusion in the peer group, the Compensation Committee considered revenues, number of employees and companies in the e-commerce industry or in our geographic area. The 2008 peer group included companies with revenues $48 million to $913 million. The peer group companies in fiscal 2008 were:

• 1-800-FLOWERS. COM Inc.	• Blue Nile Inc.*
• Overstock.com Inc.	• Blackboard Inc.
• GSI Commerce Inc.*	• BIDZ.com Inc.
• NeuStar Inc.*	• U.S. Auto Parts Network Inc.
• VistaPrint Ltd.*	• LoopNet Inc.*

*
Also included in 2006 peer group

        As noted above, the Compensation Committee did not commission a new independent consultant review when evaluating and determining fiscal 2009 executive compensation. However, the Compensation Committee considered the results of the fiscal 2008 market review and fiscal 2008 compensation when establishing fiscal 2009 compensation levels. The compensation decisions specific to each component of total direct compensation for the named executive officers are discussed below.

        Pay Mix.    Because our named executive officers are in a position to directly influence the Company's performance, a significant portion of their compensation is delivered in the form of annual cash incentive bonus and long-term incentive compensation. We rely on a mix of compensation components intended to reward short-term results (in the form of annual cash incentive bonuses) and motivate long-term performance (in the form of option grants that vest over several years). We do not have a specific allocation target between cash and equity-based compensation or between annual and long-term incentive compensation. Instead, we retain the flexibility when determining the compensation mix to react to our evolving business environment and our specific hiring and retention requirements. In fiscal 2009, with the exception of Mr. Mateus-Tique, who was expected to resign as an officer of the Company at fiscal year-end, approximately 66% or more of each of our named executive officer's target total direct compensation was performance-based (in the form of target annual cash incentive bonuses and stock options), consistent with the Company's compensation philosophy to link executive compensation with stockholder returns and achievement of strategic business objectives.

Base Salary

        Purpose.    Salaries for named executive officers are designed to be competitive when compared with prevailing market rates and are based on a variety of factors, including level of responsibility, performance and the recommendations of the Chairman and CEO (other than with respect to his own compensation). Base salaries are reviewed annually or at the time of promotion or other changes in responsibilities. In determining whether to award base salary increases, the Compensation Committee considers the Company's overall business outlook, the Company's budget, the executive's individual performance, historical compensation, market compensation levels for comparable positions, internal pay equity and other factors, including any retention concerns. Under the terms of the employment agreements in place with our named executive officers, the Compensation Committee may not adjust the salary of a named executive officer downward unless the named executive officer consents to a reduction.

        Periodically, the Compensation Committee utilizes a report of market compensation levels prepared by its independent compensation consultant in order to evaluate the executive's base salaries. Such a report was prepared for use by the Compensation Committee in setting base salaries for fiscal 2008. In years a report is not prepared, as was the case in establishing the fiscal 2009 base salaries, the most recent report's findings are typically reviewed by the Compensation Committee when determining any salary adjustments. The Compensation Committee generally seeks to set base salaries between the 25th and 50th percentile of the peer group, adjusting for experience and other factors such as tenure, individual performance and responsibilities.

        Fiscal 2009 Decisions.    The Compensation Committee approved base salary increases for our named executive officers in fiscal 2009. These increases were based on the Compensation Committee's evaluation of individual performance, internal pay equity, increases in the cost of living and the 2008 study of market compensation. In light of these factors, the Compensation Committee approved increases for our named executive officers ranging from 4 to 6%. These increases primarily reflect a cost of living adjustment over the prior year's base salary that had been determined based on the fiscal 2008 report of market compensation.

        Effective October 1, 2008, our named executive officers received the following salary increases:

Named Executive Officer	2008 Salary	2009 Salary	Percentage Increase
William P. Angrick, III	$288,750	$303,188	5%
James M. Rallo	252,000	267,120	6%
Jaime Mateus-Tique	260,000	270,300	4%
Eric C. Dean	250,000	265,000	6%
Thomas B. Burton	255,000	267,750	5%

Annual Incentive Compensation

        Purpose.    Annual incentive compensation is an "at risk" performance-based cash bonus that is designed to motivate our named executive officers to achieve pre-established corporate financial and individual performance objectives that are consistent with the Company's strategic plan. Bonuses under the plan are payable if, and only to the extent that, these pre-established objectives are achieved. Compensation paid under the plan has varied significantly from year to year. For example, over the last three years, the bonus of our Chairman and CEO has ranged from 0 to 112% of his base salary.

        The annual incentive bonus plan is also designed to attract and retain key employees by providing our named executive officers with a significant opportunity to earn additional annual cash compensation. As noted below, the target opportunities of our named executive officers range from 50% to 100% of base salary, with a maximum opportunity of between 100% to 200% of base salary. The Committee strives to set the annual incentive plan target opportunity at the median of the peer group with potential for upper quartile pay based on superior performance of the Company and the individual.

        Fiscal 2009 Target Bonus Opportunities.    At the beginning of each fiscal year, the Committee establishes the performance goals and target and maximum cash bonus awards for each named executive officer. Each target and maximum cash bonus award is set as a percentage of each named executive officer's base salary. The amount of the cash bonus ultimately awarded depends on the achievement of performance goals. The "Grants of Plan-Based Awards for Fiscal 2009" table on page 20 shows the range of possible payments to each of our named executive officers under the annual incentive bonus plan in fiscal 2009.

        For fiscal 2009, the annual incentive cash award target and maximum bonus of our named executive officers were:

Named Executive Officer	Fiscal 2009 Target Bonus Percentage of Base Salary	Fiscal 2009 Annual Incentive Target	Fiscal 2009 Maximum Bonus Percentage of Base Salary
William P. Angrick, III	100%	$303,188	200%
James M. Rallo	60%	160,272	100%
Jaime Mateus-Tique	80%	216,240	200%
Eric C. Dean	50%	132,500	100%
Thomas B. Burton	80%	214,200	160%

        The Committee established these target and maximum cash bonus award opportunities based upon (1) the relative scope and responsibility of the named executive officer's position and his respective impact on overall Company performance and (2) comparative compensation data based on the Committee's review of the competitive market conducted in fiscal 2008. For fiscal 2009, the Committee only increased the bonus opportunity for Mr. Rallo, which changed from 50% to 60% of his base salary. The Compensation Committee increased his target bonus to reflect his expanded role in the Company's strategic business acquisition program and his contributions to the Company's strategic plan. The Compensation Committee determined that the target bonus opportunities of our other named executive officers were at or near the median of the competitive market data reviewed in fiscal 2008.

        Fiscal 2009 Performance Goals.    During the beginning of the fiscal year, the Compensation Committee established performance goals for the plan based on recommendations from management. For fiscal 2009, the Committee determined that awards under the plan for our named executive officers other than Mr. Burton would be based on the achievement of two corporate performance goals and achievement of certain individual strategic objectives. For Mr. Burton, the Committee determined that his bonus would be based almost entirely on one financial performance goal of the DOD Surplus Division rather than Company-wide performance metrics. The Compensation Committee also evaluates individual performance measured against the individual management objectives described below to determine the actual bonus earned by a named executive officer. The performance goals carry different weights for our named executive officers based on their position and responsibilities. Based on recommendations of management, Messrs. Angrick's and Mateus-Tique's performance goals in fiscal 2009 were significantly weighted towards the achievement of individual performance objectives. As described further below, the individual performance objectives of Messrs. Angrick and Mateus-Tique include important strategic and operational goals that the Compensation Committee determined were necessary to further the Company's strategic plan and profitability. The relative weights assigned to corporate, divisional and individual goals for fiscal 2009 are as follows:

Name and Principal Position	Corporate GMV	Corporate Adjusted EBITDA	Divisional Performance	Individual Performance
William P. Angrick, III Chairman and Chief Executive Officer	20%	20%	0%	60%
James M. Rallo Chief Financial Officer and Treasurer	35%	35%	0%	30%
Jaime Mateus-Tique President, Chief Operating Officer	20%	20%	0%	60%
Eric C. Dean Chief Information Officer	15%	15%	0%	70%
Thomas B. Burton President and Chief Operating Officer, DOD Surplus, LLC	0%	0%	90%	10%

        Similar to fiscal 2008, the Committee's evaluation of the Company's financial performance under the plan for fiscal 2009 was based on two Company-wide goals—Gross Merchandise Volume (GMV) and Adjusted EBITDA. GMV measures the total sales volume of all merchandise sold through the Company's marketplaces during a given period. Adjusted EBITDA is based on the measurement of earnings before interest, taxes, depreciation and amortization, as adjusted for non-cash stock compensation expense. The Committee selected these metrics as the corporate performance measures because they continue to be key metrics used by management to measure the Company's business performance and the basis upon which we communicate forward-looking financial information to the investment community. The target GMV goal for fiscal 2009 was $413.7 million, approximately 15% greater than fiscal 2008 results. If the Company had achieved a GMV of less than $395.0 million, then no bonus would have been earned with respect to this goal. The target Adjusted EBITDA goal established for fiscal 2009 was $26.6 million, reflecting a 1.5% increase over fiscal 2008 results. If the Company had achieved an Adjusted EBITDA of less than $24.0 million, then no bonus would have been earned with respect to this goal. If the threshold goal for either GMV or Adjusted EBITDA had been achieved, then a named executive officer would have earned 60% of his target bonus percentage for each goal.

        The performance goal selected for the DOD Surplus Division for fiscal 2009 was based on the division's Adjusted EBITDA. Similar to the corporate metric, Adjusted EBITDA for the DOD Surplus Division is based on the measurement of earnings before interest, taxes, depreciation and amortization, as adjusted for non-cash stock compensation expense. Because we believe disclosure of the Adjusted EBITDA results for the DOD Surplus Division would cause the Company competitive harm by publishing sensitive information that would not otherwise be disclosed, the Company is not disclosing this target. The Committee cannot specify the degree of difficulty required to meet the Adjusted EBITDA target, but believes that achievement of the target goal would have required substantial and sustained performance by the division. The target Adjusted EBITDA goal was consistent with the Company's annual business plan and strategic objectives, and achievement of the target goal required the successful competition for and award of our surplus contract with the Department of Defense and year over year growth of 42% when adjusting for the change in commodity prices and the loss of certain property categories under the terms of our new surplus contract. Achievement of the threshold Adjusted EBITDA goal, which would have resulted in 44% of the target bonus percentage for this goal being earned, required the successful competition for and award of our surplus contract with the Department of Defense and year over year growth of 28% when adjusting for the change in commodity prices and the loss of certain property categories under the terms of our new surplus contract.

        The individual performance goals established for each of our named executive officers varied based on his relative job responsibilities and emphasized improvement in metrics or operational objectives within the control of each named executive officer. Each of our named executive officers, other than Mr. Burton, had four individual management objectives designed to further each of the following Company strategic initiatives: diversification and growth, client retention, expansion of the Company's service offerings and operational effectiveness. Mr. Burton had one individual management objective, as noted above, that was linked to the performance of the DOD Surplus Division. Each individual management objective is weighted differently as noted below. To the extent that an objective was determined to be critical to the Company's strategy and business plan, it may have served as an individual objective of more than one named executive officer. In order to receive a bonus for this component, with the exception of Mr. Burton, at least 60% of the individual objectives must be achieved.

        Our Chairman and Chief Executive Officer's individual performance was evaluated based on the following four individual objectives:

  •
  Successful launch of our new surplus contract with the Department of Defense by the achievement of budgeted gross margin and inventory accuracy under the new surplus contract (Weight: 25%)

  •
  Improve U.S. commercial operations and service levels measured by achievement of budgeted gross margin, improvement in the operating leverage on fixed costs and achievement of an average inventory velocity of 60 days or less (Weight: 50%)

  •
  Improve UK commercial operations and service levels measured by achievement of budgeted gross margin, improvement in the operating leverage on fixed costs and achievement of an average inventory velocity of 60 days or less (Weight: 15%)

  •
  Completion of a strategic acquisition (Weight: 10%)

        Mr. Rallo's individual performance was evaluated based on the following four individual objectives:

  •
  Successful launch of our new surplus contract with the Department of Defense by implementing new finance organization, procedures and practices, strengthening controls over inventory to achieve a high level of inventory accuracy, implementing inventory risk management procedures and achieving agreed-upon inventory velocity (Weight: 25%)

  •
  Improve U.S. commercial operations measured by achievement of an average inventory velocity of 60 days or less and 99% inventory accuracy, implementation of inventory risk management procedures and maintenance of our current chargeback ratio as well as processing times for chargebacks and refund requests (Weight: 25%)

  •
  Improve UK commercial operations and service levels by reorganizing and strengthening the finance organization in the UK, achieving 99% inventory accuracy and development of inventory risk management procedures (Weight: 25%)

  •
  Development of enhanced Inventory Management System in the U.S. and the UK (Weight: 25%)

        Mr. Mateus-Tique's individual performance was evaluated based on the following four individual objectives:

  •
  Completion of a strategic acquisition (Weight: 10%)

  •
  Improve U.S. commercial operations and service levels measured by achievement of budgeted gross margin, improvement in the operating leverage on fixed costs and achievement of an average inventory velocity of 60 days or less (Weight: 50%)

  •
  Improve UK commercial operations and service levels measured by achievement of budgeted gross margin, improvement in the operating leverage on fixed costs and achievement of an average inventory velocity of 60 days or less (Weight: 20%)

  •
  Development of enhanced Inventory Management System in the U.S. and the UK and development of enhanced LCOM website user experience (Weight: 20%)

        Mr. Dean's individual performance was evaluated based on the following four individual objectives:

  •
  Implementation of new technology organization to support Company's growth objectives (Weight: 25%)

  •
  Establishment and achievement of goals for project elements under control of the technology department (Weight: 40%)

  •
  Success in supporting the Company's business platform by meeting all technology project deliverables based on internal survey results (Weight: 25%)

  •
  Improve inventory accuracy and controls to achieve 99% inventory accuracy on a consolidated basis (Weight: 10%)

        Mr. Burton's individual performance was evaluated based on the DOD Surplus Division's Adjusted EBITDA results and the following individual objective:

  •
  Ensure that no inventory of the DOD Surplus Division is aged over 90 days, unless otherwise approved for business reasons (Weight: 100%)

        Fiscal 2009 Results and Payouts.    At the end of the performance year, our Chairman and CEO assessed the achievement of the Company and individual performance goals and made a recommendation to the Committee regarding the annual bonus payouts. The target cash bonus of each of our named executive officers is shown in the "Grants of Plan-Based Awards for Fiscal 2009" table, and the actual amounts earned by our named executive officers are shown in the "Non-Equity Incentive Compensation" column of the Summary Compensation Table.

        In determining the amount of the fiscal 2009 awards, the Committee assessed the Company's and each named executive officer's performance measured against the previously described corporate, divisional and individual management objectives. For fiscal 2009, the Company did not achieve the threshold performance goals with respect to either Adjusted EBITDA or GMV, and, as a result, these components were not included in determining the annual bonus to be paid to our named executive officers. The failure to achieve these threshold performance goals was primarily attributable to the current economic downturn and a significant decline in commodity prices.

        The Compensation Committee did not award an annual cash incentive bonus to Messrs. Angrick and Mateus-Tique because the Company failed to achieve its threshold corporate performance goals, and neither executive achieved the threshold level to receive a bonus payment based on individual management objectives. Mr. Angrick achieved 57% of his individual objectives, including successfully launching the Company's new surplus contract, completing a strategic acquisition in fiscal 2009, and improving inventory velocity. Mr. Mateus-Tique achieved 43% of his individual objectives, including completing a strategic acquisition and improving inventory velocity. Mr. Rallo was awarded 31% of his target bonus, resulting in a bonus payment of $49,684, based on the achievement of 92% of his individual management objectives. Mr. Rallo achieved all his individual management objectives except for attainment of improved inventory accuracy in the UK commercial operations. Mr. Rallo's bonus was increased slightly to $50,000 because his employment agreement requires that he receive a minimum bonus of $50,000. Mr. Dean was awarded 70% of his target bonus due to his achievement of each of his individual management objectives. Mr. Burton was awarded 110% of his target bonus due to the DOD Surplus Division's achievement of 110% of its Adjusted EBITDA target and Mr. Burton's achievement of 95% of his target inventory aging objective.

        Fiscal 2010 Bonus Plan.    At its December 2009 meeting, the Compensation Committee determined that the corporate financial measures for our fiscal 2010 annual incentive compensation plan will be GMV and Adjusted EBITDA, similar to our fiscal 2009 plan. A portion of each named executive officer's annual bonus that may be earned based on the Corporate GMV and Adjusted

EBITDA goals may be paid quarterly based on the Company's pro-rata performance compared to each annual goal established for these corporate financial measures. Quarterly bonus payments will be adjusted each quarter based on cumulative performance. With the exception of Mr. Burton, a portion of each named executive officer's bonus will be based on GMV for the Asset Recovery Division. GMV for the Asset Recovery Division was added as a divisional performance goal in fiscal 2010 because of the Compensation Committee's desire to incentivize the Company's executive officers to improve the performance of this division. The Compensation Committee kept bonus opportunities for our named executive officers consistent with fiscal 2009. The relative weight assigned to corporate, divisional and individual goals for fiscal 2010 is as follows:

Name and Principal Position	Corporate GMV	Corporate Adjusted EBITDA	Divisional Performance*	Individual Performance
William P. Angrick, III Chairman and Chief Executive Officer	15%	35%	25%	25%
James M. Rallo Chief Financial Officer and Treasurer	30%	30%	10%	30%
Eric C. Dean Chief Information Officer	20%	20%	10%	50%
Thomas B. Burton President and Chief Operating Officer, DOD Surplus, LLC	0%	0%	90%	10%

*
Divisional Performance for Messrs. Angrick, Rallo and Dean is measured with respect to the Asset Recovery Division; for Mr. Burton, Divisional Performance is measured with respect to the DOD Surplus Division.

Long-Term Incentive Compensation

        Purpose.    We grant equity-based compensation to our named executive officers in order to attract, retain and reward our executives and strengthen the mutuality of interests between our named executive officers and Liquidity Services' stockholders. The Compensation Committee annually determines whether to grant stock options or other equity-based incentives to executives. In making its determinations, the Compensation Committee considers factors such as market data, the executive's and the Company's performance in the last year and the results achieved by the executive, the executive's base salary and the Compensation Committee's view regarding the future potential of long-term contributions of the executive. Recommendations of the Chairman and CEO are also taken into consideration.

        The Compensation Committee has historically granted our named executive officers long-term incentive awards in the form of stock options. Our long-term incentive compensation program in fiscal 2009 provided grants of stock options and restricted stock under our 2006 Omnibus Long-Term Incentive Plan, which has been approved by our stockholders. The Compensation Committee has historically granted annual equity awards with respect to each fiscal year after financial results are available for the prior fiscal year at a regularly scheduled meeting. As the Compensation Committee's meeting schedule is established prior to the start of each fiscal year, the proximity of any award grants to earnings announcements or other market events is coincidental. For annual awards, the Compensation Committee's policy is to grant options on the date it approves them. The exercise price is determined in accordance with the terms of the plan under which the award is granted (generally, the closing price on the date of grant) and cannot be less than the fair market value of our Common Stock as of that date. In addition to annual options awards, our named executive officers may receive stock options in connection with the commencement of employment or upon promotion. In these cases, the exercise price is typically the closing price of our common stock on the date the executive begins employment or the effective date of the promotion.

        Fiscal 2009 Awards.    In 2008, the Compensation Committee approved grants of stock options to our named executive officers except for Mr. Mateus-Tique. The Compensation Committee awarded Mr. Mateus-Tique restricted stock whose restrictions lapsed at fiscal-year end because he was expected to resign from his service as an officer of the Company at that time.

        In determining the size of the grants to our named executive officers, the Compensation Committee considered the size of equity awards granted in fiscal 2008, the scope of job responsibilities, the current economic environment and recommendations of management. Generally, the Committee seeks to target named executive officers' annual long-term incentive award values at a level between the 50th and 75th percentile of the Company's fiscal 2008 peer group based on a target value as a percentage of base salary. The grant date fair values of options awarded to our named executive officers in fiscal 2008 were within this range. However, in fiscal 2009, the Compensation Committee did not determine the size of equity awards to be granted to named executive officers based on a grant date fair value. Instead, the Compensation Committee determined to award option grants to our named executive officers based on the number of options granted in fiscal 2008. Our named executive officers other than Messrs. Angrick and Mateus-Tique were granted a higher number of options than were granted to such officers in fiscal 2008. Mr. Angrick received slightly less than the number of options he received in fiscal 2008.

        The Compensation Committee determined to grant a higher number of option awards in fiscal 2009 to Messrs. Rallo, Dean and Burton than were granted to such officers in fiscal 2008 in order to retain and incentivize these named executive officers. The Compensation Committee believes that the value of issued but unvested option awards meaningfully encourages executives to remain with the Company because leaving the Company results in the forfeiture of the unvested value of previously accumulated long-term equity awards. Since our stock price had declined to $7.48 at the time fiscal 2009 awards were granted, most of the outstanding stock options held by our named executive officers had exercise prices that exceeded our share price. As long as the exercise price exceeds our share price, the Compensation Committee determined that outstanding options have little value to our executives and will not serve the Company's retention and incentive objectives. The Compensation Committee determined that granting increased equity awards in fiscal 2009 as compared to the number of options granted in fiscal 2008 was appropriate and consistent with our philosophy of awarding long-term equity incentives to retain and reward our executives and to strengthen the mutuality of interests between our named executive officers and our stockholders. To increase the retentive value of these awards, the Compensation Committee increased the vesting period to a five-year period, with 25% vesting on October 1, 2009, and the remainder vesting in equal monthly increments over the following 48 months. The Company's standard vesting schedule for stock options has previously been four years. The Compensation Committee did not grant an annual equity award in fiscal 2010 to named executive officers who received an equity award in fiscal 2009 that was larger than the fiscal 2008 award.

        Mr. Angrick did not receive an "enhanced" equity award in fiscal 2009 because the Compensation Committee determined that a larger award would not more effectively serve the Company's retention objectives with respect to Mr. Angrick because he is currently a significant stockholder in the Company. As noted above, Mr. Angrick received slightly less than the number of stock options he received in fiscal 2008. Mr. Mateus-Tique received a restricted stock award because of the transition of the day-to-day management responsibilities for the Asset Recovery Division from Mr. Mateus-Tique to Cayce Roy at fiscal year-end. The grant date fair value of Mr. Angrick's stock option award was approximately 95% of his base salary, determined by multiplying the Black-Scholes value per option by the number of options awarded. Mr. Mateus-Tique's restricted stock award had a grant date fair value equal to 28% of his base salary, calculated by multiplying the closing price of our common shares on the grant date times the number of restricted shares awarded.

        The number of stock options and restricted stock granted to our named executive officers in fiscal 2009 is included in the "Grants of Plan-Based Awards for Fiscal 2009" table. The terms and conditions of the grants are more fully described in the footnotes and narrative following that table.

        Fiscal 2010 Equity Awards.    At its December 2009 meeting, the Compensation Committee granted Mr. Angrick a mix of stock options and restricted stock awards for fiscal 2010. These awards were granted on December 1, 2009. Approximately 60% of the equity award value was in the form of stock options, and 40% was in the form of restricted stock. Messrs. Rallo, Dean and Burton did not receive a similar annual equity award grant in fiscal 2010 because of the number of stock options granted to them in fiscal 2009, as described above.

        Each of our named executive officers who remained employed in fiscal 2010 was also awarded performance-based restricted stock whose restrictions will lapse upon achievement of a consolidated Adjusted EBITDA goal established by the Compensation Committee based on recommendations of management. The restrictions on these shares of restricted stock may lapse during fiscal 2010 if the performance goal is achieved, but the awards will expire on December 31, 2010 if the goal is not achieved by that date.

Other Compensation and Benefit Programs

        Our named executive officers are eligible to participate in benefit plans that are available to substantially all of our employees, including participation in the Liquidity Services, Inc. 401(k) Profit Sharing and Trust Plan, medical insurance, dental insurance, life insurance and disability insurance programs.

Perquisites

        Except with respect to Mr. Burton, we do not provide our named executive officers with any additional benefits or perquisites not available to all other employees. In fiscal 2009, Mr. Burton was provided the use of a Company-owned car. The value of this benefit is described in the footnotes to the Summary Compensation Table on page 16.

Employment Agreements

        We have entered into employment agreements with each of our named executive officers that provide for, among other things, specified payments in the event of termination of employment in certain circumstances. The terms of these agreements are described beginning on page 17 of this Amendment. The Committee believes it is important to provide our named executive officers with some measure of financial security in the event that their employment with the Company is terminated without cause or in connection with certain unforeseen circumstances. The Committee believes that these arrangements encourage an executive to comply with post-termination restrictive non-competition covenants and to cooperate with the Company both before and after his employment is terminated. The Committee believes that these arrangements are reasonable and that it is beneficial to have agreements in place that specify the exact terms and benefits an executive receives if the Company elects to terminate a named executive officer's employment.

Stock Ownership

        There are no equity ownership requirements or guidelines that any of our employees must meet or maintain. Our current named executive officers collectively own a significant amount of Company Common Stock. As a group, our named executive officers own 40.6% of the Company.

Deductibility of Executive Compensation

        Section 162(m) of the Internal Revenue Code of 1986, as amended (Internal Revenue Code), limits publicly-held companies to an annual deduction for federal income tax purposes of $1 million for compensation paid to a company's chief executive officer and the three most highly compensated executive officers (not including the chief financial officer) determined at the end of each year. This limitation does not apply to compensation that meets the requirements under Section 162(m) for "qualifying performance-based" compensation. For fiscal 2009, payments of annual bonuses and the grants of stock options were intended to qualify as performance-based compensation. In fiscal 2009, none of our named executive officers received compensation above the $1 million threshold.

Summary Compensation Table

        The following table summarizes the compensation of our named executive officers, which includes our principal executive officer, principal financial officer and our three other most highly compensated executive officers.

Name and Principal Position	Year	Salary ($)(1)	Stock Awards $(2)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
William P. Angrick, III	2009	$303,188	—	$323,023	$0	$7,854	$634,065
Chairman and Chief Executive	2008	288,750	—	253,234	324,555	7,000	873,539
Officer	2007	275,000	—	141,806	275,000	5,833	697,639
James M. Rallo	2009	267,120	—	252,879	50,000	8,722	578,721
Chief Financial Officer and	2008	252,000	—	140,393	141,246	8,291	541,930
Treasurer	2007	240,000	—	104,649	155,000	5,017	504,666
Jaime Mateus-Tique(5)	2009	270,300	74,800	280,101	0	8,229	633,430
President, Chief Operating	2008	260,000	—	205,301	10,400	7,000	482,701
Officer	2007	245,000	—	104,485	196,000	5,833	551,318
Eric C. Dean(6)	2009	265,000	—	540,244	92,750	11,887	909,881
Chief Information Officer	2008	239,584	—	438,750	131,750	53,184	863,268
			—
Thomas B. Burton	2009	267,750	—	298,647	236,657	11,283	814,337
President and Chief Operating	2008	255,000	—	197,406	331,500	28,765	812,671
Officer, DOD Surplus, LLC	2007	240,000	—	92,777	180,000	36,050	548,827

(1)
Each of the named executive officers contributed a portion of his salary to the Liquidity Services, Inc. 401(k) Profit Sharing and Trust Plan.

(2)
The amounts reported in these columns are recognized for financial statement reporting purposes for the applicable year, in accordance with U.S. generally accepted accounting principles, disregarding estimates of forfeitures related to service-based vesting conditions. Under the methodology required under U.S. generally accepted accounting principles, the compensation expense reflected is for grants made in fiscal 2009 and grants made in prior years that continued to be expensed in fiscal 2009. The full grant date fair value of awards granted in fiscal 2009, as determined under U.S. generally accepted accounting principles, is included in the "Grants of Plan-Based Awards for Fiscal 2009" table included in this Amendment. For additional information about the assumptions used in these calculations, see Note 2 to our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. No stock or option awards granted to our named executive officers were forfeited during fiscal 2009, 2008 or 2007.

(3)
The amounts in the Non-Equity Incentive Plan Compensation column represent the annual cash incentive bonuses described under the section of this Amendment entitled "Annual Incentive Compensation." These annual cash bonuses were paid in fiscal 2010 for performance in fiscal 2009. We accrued these amounts for financial reporting purposes in fiscal 2009.

(4)
The amounts in this column for each named executive officer include Company matching contributions to the Liquidity Services, Inc. 401(k) Profit Sharing and Trust Plan. For Mr. Burton, the amount represents $4,234 in matching contributions and $7,049 for a car provided by the Company.

(5)
Mr. Mateus-Tique resigned from his employment with the Company effective September 30, 2009, but continued his service as a non-employee director effective October 1, 2009.

(6)
Mr. Dean became our Chief Information Officer effective October 15, 2007 and was not a named executive officer in fiscal year 2007. In accordance with SEC rules, the table above does not provide 2007 data for him.

Employment Agreements

        We have entered into employment agreements with all of our named executive officers that provide for, among other things, the term of employment, compensation and benefits payable during the term of the agreement and certain compensation payable when an executive's employment is terminated under certain conditions.

        We also have confidentiality, non-competition and intellectual property agreements with the named executive officers. These agreements typically provide that the employee may not disclose or transfer any of our confidential information to any person, business entity or other organization without authorization from us, and that the employee may not, during his or her employment with us and for 24 months thereafter, hire or solicit any of our employees for employment with another person or entity or in any way interfere with the relationship we have with any of our employees, clients or other business relationships. Further, these agreements also typically provide that the employee may not, during his employment with us and for up to 24 months thereafter, compete with us. These agreements typically also provide that all ideas, designs, works and inventions made by the employee in the course of his or her employment with us are our exclusive property, and that the copyrights of all writings produced by the employee during the course of his or her work for us are the property of our Company.

  Summary of Employment Agreement with William P. Angrick, III

        We entered into an employment agreement with Mr. Angrick effective as of January 1, 2004. The agreement provides that Mr. Angrick will be employed as our Chairman and Chief Executive Officer and that his employment will continue until terminated by either party pursuant to the terms of the agreement. The agreement provided for an initial annual base salary of $210,000, which may be increased but not decreased. During fiscal 2009, Mr. Angrick received a salary of $303,188, which was approved by the Compensation Committee. Mr. Angrick is also eligible for an annual incentive bonus under a sliding scale as approved by the Compensation Committee that is equal to up to 100% of his base salary based upon the achievement of our financial budget each year. In addition, he is eligible to receive an additional bonus amount for the completion of projects that increase stockholder value, at the discretion of the Compensation Committee. If Mr. Angrick's employment is terminated as a result of his death, his estate will receive his base salary through the next full calendar month and all other unpaid amounts. If Mr. Angrick's employment is terminated because of disability, he is entitled to his base salary through the third full calendar month after termination and all other unpaid amounts, provided that his base salary will be reduced by any amounts received under any disability insurance provided by the Company.

        The agreement also provides that if his employment with the Company is terminated by us other than for cause, disability or death, or is terminated by Mr. Angrick for good reason, Mr. Angrick is entitled to receive: (1) his base salary through the date of termination and all other unpaid amounts and (2) a lump-sum severance package equal to six months of the sum of his base salary plus an amount equal to six months of his average annual bonus for the previous two fiscal years. All severance payments made by us to Mr. Angrick will be payable within 30 days of notice of termination. Mr. Angrick's employment agreement was amended effective January 26, 2006 to address certain requirements of Section 409A of the Internal Revenue Code and effective January 9, 2007 to extend the term from December 31, 2006 to December 31, 2009. Mr. Angrick's employment agreement has been extended until December 31, 2010, after which date the agreement shall be renewed automatically for a term of one year unless either party terminates the agreement.

  Summary of Employment Agreement with James M. Rallo

        We entered into an employment agreement with Mr. Rallo effective as of February 21, 2005. The agreement provides that Mr. Rallo will be employed as our Chief Financial Officer and Treasurer until February 20, 2012. During fiscal 2009, Mr. Rallo received a salary of $267,120, which was approved by the Compensation Committee. Mr. Rallo is also eligible for an annual incentive bonus of up to 60% of his salary and it must be at least $50,000, subject to the achievement of certain deliverables and milestones.

        If Mr. Rallo's employment is terminated as a result of his death, his estate will receive his base salary through the next full calendar month and all other unpaid amounts. If Mr. Rallo's employment is terminated because of disability, he is entitled to his base salary through the third full calendar month after termination and all other unpaid amounts, provided that his base salary will be reduced by any amounts received under any disability insurance provided by the Company. This agreement also provides that if his employment with our Company is terminated by us other than for cause, disability or death, or is terminated by Mr. Rallo for good reason, Mr. Rallo is entitled to receive: (1) his base salary through the date of termination and all other unpaid amounts; and (2) a lump-sum severance package equal to the sum of twelve months of his base salary plus an amount equal to his average annual bonus for the previous two fiscal years. All severance payments made by us to Mr. Rallo will be payable within 30 days of notice of termination. Mr. Rallo's employment agreement was amended effective January 25, 2006 to address certain requirements of Section 409A of the Internal Revenue Code.

  Summary of Employment Agreement with Jaime Mateus-Tique

        We entered into an employment agreement with Mr. Mateus-Tique effective as of January 1, 2004. Mr. Mateus-Tique was employed by us under this agreement until he resigned as our President and Chief Operating Officer as of September 30, 2009. The agreement provided for an initial annual base salary under the agreement of $180,000, which may be increased but not decreased. During fiscal 2009, Mr. Mateus-Tique received a salary of $270,300, which was approved by the Compensation Committee. Mr. Mateus-Tique was also eligible for an annual incentive bonus under a sliding scale as approved by the Compensation Committee that is equal to up to 80% of his base salary based upon the achievement of certain performance goals. He was also eligible to receive bonuses for the completion of projects that increase stockholder value, at the discretion of the Compensation Committee. If Mr. Mateus-Tique's employment was terminated as a result of his death, his estate would have received his base salary through the next full calendar month and all other unpaid amounts. If Mr. Mateus-Tique's employment was terminated because of disability, he would have been entitled to his base salary through the third full calendar month after termination and all other unpaid amounts, provided that his base salary would have been reduced by any amounts received under any disability insurance provided by the Company. This agreement also provided that if his employment with our Company was terminated by us other than for cause, disability or death, or was terminated by Mr. Mateus-Tique for good reason, Mr. Mateus-Tique would have been entitled to receive: (1) his base salary through the date of termination and all other unpaid amounts; and (2) a lump-sum severance package equal to six months of the sum of his base salary plus an amount equal to six months of his average annual bonus for the previous two fiscal years. All severance payments made by us to Mr. Mateus-Tique were payable within 30 days of notice of termination. Mr. Mateus-Tique's employment agreement was amended effective January 25, 2006 to address certain requirements of Section 409A of the Internal Revenue Code and effective January 9, 2007 to extend the term from December 31, 2006 to December 31, 2009.

  Summary of Employment Agreement with Eric C. Dean

        We entered into an employment agreement with Mr. Dean, effective as of October 15, 2007. The agreement provides that Mr. Dean will be employed as our Chief Information Officer and that his employment will continue until October 15, 2010, or until terminated by either party pursuant to the terms of the agreement. The agreement provides for an initial annual base salary of $250,000, which may be increased but not decreased. During fiscal 2009, Mr. Dean received a salary of $265,000, which was approved by the Compensation Committee. Mr. Dean is also eligible for an annual incentive bonus; for fiscal 2009, the annual bonus target was 50% of his base salary, based upon the achievement of certain deliverables or goals agreed upon by Mr. Dean and the Company. The agreement also set forth the terms of an initial hire option award, subject to approval of the Compensation Committee. Mr. Dean was granted an option to purchase 250,000 shares of our common stock at a per share exercise price equal to $13.56, which was the fair value of our common stock on the date of grant.

        If Mr. Dean's employment is terminated as a result of his death, his estate will receive his base salary through the next full calendar month and all other unpaid amounts. If Mr. Dean's employment is terminated because of disability, he is entitled to his base salary through the third full calendar month after termination and all other unpaid amounts, provided that his base salary will be reduced by any amounts received under any disability insurance provided by the Company. This agreement also provides that if his employment with our Company is terminated by us other than for cause, disability or death, or is terminated by Mr. Dean for good reason, Mr. Dean is entitled to receive: (1) his base salary through the date of termination and all other unpaid amounts; and (2) a lump-sum severance package equal to one month of his base salary plus an amount equal to one month of the average bonus for the previous two fiscal years. After three months of employment, the lump-sum severance package will be equal to six months of his base salary plus an amount equal to six months of the average bonus for the previous two fiscal years. All severance payments made by us to Mr. Dean will be payable within 30 days of notice of termination.

  Summary of Employment Agreement with Thomas B. Burton

        We entered into an employment agreement with Mr. Burton effective as of June 15, 2001, with a one-year term with automatic one year renewals. The agreement provides that Mr. Burton will be employed as President of DOD Surplus, LLC, our subsidiary, and that his employment will continue until terminated by either party pursuant to the terms of the agreement. The agreement provided for an initial annual base salary under the agreement of $175,000, in addition to payment of 50% of the premiums for medical and dental insurance for Mr. Burton, his spouse and dependents. During fiscal 2009, Mr. Burton received a salary of $267,750, which was approved by the Compensation Committee. In addition, Mr. Burton is eligible to receive a bonus upon the attainment of certain performance milestones.

        If Mr. Burton's employment is terminated as a result of his death, his estate will receive his base salary through the last day of the calendar month of the date of termination and all other unpaid amounts. This agreement also provides that if his employment with our Company is terminated by us other than for cause or Mr. Burton's disability or death, Mr. Burton is entitled to receive: (1) his base salary through the date of termination; and (2) a lump-sum severance package equal to six months of the sum of his base salary plus healthcare benefits. All severance payments made by us to Mr. Burton will be conditioned upon Mr. Burton's execution of a release of all claims against us, our affiliates, officers, directors and employees. Mr. Burton's employment agreement was amended effective January 25, 2006 to address certain requirements of Section 409A of the Internal Revenue Code.

Grants of Plan-Based Awards for Fiscal 2009

        The following table provides additional information about plan-based awards granted to our named executive officers in fiscal 2009. Our named executive officers generally received three types of plan-based awards: Incentive Compensation Plan awards, stock options and restricted stock awards.

					All Other Stock Awards: Number of Shares of Stock or Units (#)(2)	All Other Option Awards: Number of Securities Underlying Options (#)(3)
		Estimated Possible Payouts Under Non- Equity Incentive Plan Awards(1)						Grant Date Fair Value of Stock & Option Awards ($)(5)
							Exercise or Base Price of Option Awards ($/Share)(4)
Name	Equity Award Grant Date	Threshold ($)	Target ($)	Maximum ($)
William P. Angrick, III
Incentive Compensation Plan		36,383	303,188	606,376
2009 Option Grant	12/29/2008					80,000	$8.23	289,128
James M. Rallo
Incentive Compensation Plan		28,849	160,272	267,120
2009 Option Grant	12/29/2008					140,000	7.48	590,576
Jaime Mateus-Tique
Incentive Compensation Plan		25,949	216,240	540,600
2009 Restricted Stock Grant	12/29/2008				10,000			74,800
Eric C. Dean
Incentive Compensation Plan		11,925	132,500	265,000
2009 Option Grant	12/29/2008					120,000	7.48	506,208
Thomas B. Burton
Incentive Compensation Plan		21,420	214,200	428,400
2009 Option Grant	12/29/2008					120,000	7.48	506,208

(1)
Amounts shown represent the threshold, target and maximum awards that could be earned by the named executive officer under our annual incentive bonus plan for fiscal 2009. Actual bonuses paid for fiscal 2009 are shown in the Summary Compensation Table in the "Non-Equity Incentive Plan Compensation" column. For a discussion of this plan, see "Executive Compensation—Annual Incentive Compensation."

(2)
The stock awards granted during fiscal 2009 were granted under the Liquidity Services, Inc. 2006 Omnibus Long-Term Incentive Plan and fully vested on September 30, 2009. The shares of restricted stock accrue dividend equivalents that are payable upon the lapse of the restrictions applicable to such shares.

(3)
The options reported in this column were granted under the Liquidity Services, Inc. 2006 Omnibus Long-Term Incentive Plan. The options granted to Mr. Angrick vest over a four-year period, with 25% vesting on the first anniversary of the grant date and 2.083% per month vesting thereafter for the following 36 months and have a term of 10 years. The options granted to Messrs. Rallo, Dean and Burton vest over a five-year period, with 20% vesting on the first anniversary of the grant date and 1.67% per month vesting thereafter for the following 48 months and have a term of 10 years.

(4)
All stock options other than those granted to Mr. Angrick have an exercise price equal to the closing price of our common stock on the grant date ($7.48). The exercise price of options granted to Mr. Angrick was $8.23, or 110% of the closing price of our common stock on the grant date, determined in accordance with the 2006 Omnibus Long-Term Incentive Plan.

(5)
The amounts reported in this column for awards represent the full grant date fair value of the awards calculated in accordance with U.S. generally accepted accounting principles. The value of the restricted stock as of the grant date is calculated by multiplying the closing price of our common shares on the grant date times the number of restricted shares awarded. For option awards the grant date fair value is calculated by multiplying the Black-Scholes value by the number of options awarded. The grant date fair value per option for the stock options granted on December 29, 2008 to Mr. Angrick and the other named executive officers was $3.614 and $4.218, respectively, computed in accordance with U.S. generally accepted accounting principles. For additional information about the assumptions used in these calculations, see Note 2 to the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009.

        The following is a description of material factors necessary to understand the information regarding the awards reflected in the "Grants of Plan-Based Awards for Fiscal 2009" table.

        For information regarding the incentive compensation plan, please see "Annual Incentive Compensation" beginning on page 8. Awards under this plan are paid in cash.

        Stock option awards granted in fiscal 2009 were granted under our 2006 Omnibus Long-Term Incentive Plan. The 2006 plan provides that the option price of each option shall be at least the fair market value on the grant date of a share of our common stock; provided, however, that if the grantee is a 10% stockholder, the option price of an option granted to such person will be at least 110% of the fair market value on the grant date. Under the plan, the fair market value of a share of common stock is generally the closing price of our common stock on the grant date.

        The option awards reflected in the "Grants of Plan-Based Awards for Fiscal 2009" table under "2009 Option Grant" are qualified and non-qualified stock options to purchase shares of our common stock which were approved by the Compensation Committee and granted to the named executive officers as a part of our 2009 annual grant of long-term incentive awards. Mr. Angrick's options vest over a four-year period, with 25% vesting on October 1, 2009, and the remainder vesting in equal monthly increments over the following 36 months. Option awards granted to other named executive officers in fiscal 2009 vest over a five-year period, with 25% vesting on October 1, 2009, and the remainder vesting in equal monthly increments over the following 48 months. The options may vest earlier upon a change of control of the Company if the options are not assumed or substituted by the surviving corporation. Unvested options will also vest if the executive is involuntarily terminated by the Company within one year following a change of control. The options generally have a term of ten years, but that term may be shorter in the event of death, disability or termination of service.

        The restrictions on restricted stock granted to Mr. Mateus-Tique in fiscal 2009 lapsed on September 30, 2009.

Outstanding Equity Awards at 2009 Fiscal Year-End

        The following table provides information on the current holdings of stock options of each named executive officer at September 30, 2009.

	Option Awards
Name	Grant Date		Number of Securities Underlying Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)(5)	Option Expiration Date
William P. Angrick, III	09/21/06	(2)	74,999	25,001	$17.63	9/21/2016
	12/04/07	(2)	40,249	43,751	12.02	10/01/2017
	12/29/08	(2)	—	80,000	8.23	12/29/2018
James M. Rallo	02/25/05	(2)	12,500	—	2.00	2/25/2015
	10/28/05	(3)	67,500	—	7.00	10/28/2015
	03/30/06	(2)	13,125	3,751	12.89	3/30/2016
	12/04/07	(2)	33,541	36,459	10.93	10/01/2017
	12/29/08	(4)	—	140,000	7.48	12/29/2018
Jaime Mateus-Tique	12/22/05	(1)	30,000	—	7.00	12/22/2015
	09/21/06	(2)	56,249	18,751	17.63	9/21/2016
	12/04/07	(2)	36,416	39,584	12.02	10/01/2017
Eric C. Dean	10/15/07	(2)	119,790	130,210	13.56	10/15/2017
	12/29/08	(4)	—	120,000	7.48	12/29/2018
Thomas B. Burton	06/08/05	(1)	47,500	—	3.00	6/8/2015
	3/30/06	(2)	65,624	9,376	12.89	3/30/2016
	12/4/07	(2)	35,937	39,063	10.93	10/01/2017
	12/29/08	(4)	—	120,000	7.48	12/29/2018

(1)
These stock options were granted under the Liquidity Services, Inc. 2005 Stock Option and Incentive Plan and became vested and exercisable over a four-year period in equal annual installments beginning one year from the date of grant.

(2)
These stock options were granted under the Liquidity Services, Inc. 2006 Omnibus Long-Term Incentive Plan and vest over a four-year period, with 25% vesting on the first anniversary of the grant date and 2.083% per month vesting thereafter for the following 36 months.

(3)
These stock options vested 10% on the completion of our initial public offering in February 2006 and 90% upon the finding by our independent registered public accountants that there were no weaknesses in our internal control procedures upon the completion of their review of our internal control procedures for fiscal 2007.

(4)
These stock options were granted under the Liquidity Services, Inc. 2006 Omnibus Long-Term Incentive Plan and vest over a five-year period, with 20% vesting on the first anniversary of the grant date and 1.67% per month vesting thereafter for the following 48 months.

(5)
The closing price of our common stock on the grant date is the exercise price for stock options, except stock options granted to Messrs. Angrick and Mateus-Tique. The exercise price for Messrs. Angrick's and Mateus-Tique's outstanding stock options is 110% of the closing price of our common stock on the grant date.

Option Exercises and Stock Vested During Fiscal 2009

        The following table shows the stock options that were exercised, and the restricted stock whose restrictions lapsed, during fiscal 2009 for each of our named executive officers. The values shown below are before payment of any applicable withholding tax and/or broker commissions.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized upon Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
William P. Angrick, III	75,000	$39,750	—	—
James M. Rallo	47,417	180,659	—	—
Jaime Mateus-Tique	30,000	24,000	10,000	$103,200
Eric C. Dean	—	—	—	—
Thomas B. Burton	—	—	—	—

(1)
The value realized on exercise is calculated as the difference between (A) either (i) the actual sales price of the shares underlying the options exercised if the shares were immediately sold or (ii) the closing price of the shares underlying options exercised if the shares were held and (B) the applicable exercise price of the options.

(2)
The value realized on vesting is calculated by multiplying (A) the closing price of a common share on the vesting date and (B) the number of shares acquired on vesting before withholding taxes.

Potential Payments upon Termination of Employment and Change of Control

        Payments upon Termination of Employment

        We have entered into employment agreements with each of our named executive officers that provide compensation upon certain triggering events that result in termination of employment. These agreements are described beginning on page 17 of this Amendment. The table below quantifies the compensation that would have become payable under existing plans and arrangements if each named executive officer's employment had terminated on September 30, 2009 upon certain triggering events. Mr. Mateus-Tique resigned from his employment with the Company effective September 30, 2009, but continued his service as a non-employee director effective October 1, 2009. The table below shows the severance amounts that were payable to him upon his resignation. As the table illustrates, he received no severance upon his resignation of employment. His outstanding unvested options did not terminate upon his resignation as an employee but continue to vest in accordance with their terms based on his service as a non-employee director. For all other named executive officers, the amounts are estimates only, as the actual obligation can only be determined at the time of a named executive officer's separation from our Company. The amounts described below are in addition to benefits that are generally available to our employees such as distributions under our 401(k) plan, life insurance, disability benefits and accrued vacation.

        Unvested stock options granted under the Liquidity Services, Inc. 2006 Omnibus Long-Term Incentive Plan do not accelerate upon death, disability or retirement. Unvested options also do not accelerate upon termination of employment by the Company with or without cause or by the executive for "good reason" unless such termination occurs within one year following a "corporate transaction" as further described below. All values were computed as of September 30, 2009 based on the closing price of our common stock on the last trading day of the fiscal year ($10.32).

	Type of Termination
Name	Death		Disability		By Company with Cause or By the Executive without Good Reason	By Company without Cause or By the Executive with Good Reason		Retirement
William P. Angrick, III
Salary	$50,531	(1)	$75,797	(2)	$—	$151,594		$—
Bonus	—		—		—	81,139		—
Option Awards	—		—		—	—		—
TOTAL	50,531		75,797			232,733
James M. Rallo
Salary	44,520	(1)	66,780	(2)	—	267,120		—
Bonus	—		—		—	95,623		—
Option Awards	—		—		—	—		—
TOTAL	44,520		66,780			362,743
Jaime Mateus-Tique
Salary	—		—		—	—		—
Bonus	—		—		—	—		—
Option Awards	—		—		—	—		—
TOTAL	—		—			—
Eric C. Dean					—
Salary	44,167	(1)	66,250	(2)	—	132,500		—
Bonus	—		—		—	56,125		—
Option Awards	—		—		—	—		—
TOTAL	44,167		66,250			188,625
Thomas B. Burton					—
Salary	22,313	(3)	—		—	133,875	(4)	—
Bonus	—		—		—	—		—
Health Benefits	—		—		—	9,094	(4)	—
Option Awards	—		—		—	—		—
TOTAL	22,313		—		—	142,969

(1)
Upon termination of employment as a result of death, the named executive officer is entitled to continued salary through the next full month following the date of termination. The amount shown in this column is the maximum payment that will be paid and represents two months' base salary.

(2)
Upon termination of employment as a result of disability, the named executive officer is entitled to continued salary through the third full month following the date of termination. The amount shown in this column is the maximum payment that will be paid and represents four months' base salary. This amount may be reduced by the amount of any disability benefit payments from insurance provided by the Company.

(3)
Upon termination of employment as a result of death, the named executive officer is entitled to continued salary through the month in which the date of termination occurs. The amount shown in this column is the maximum payment that will be paid and represents one month's base salary.

(4)
Mr. Burton is entitled to these benefits only if his employment is terminated by the Company without cause.

  Change of Control Arrangements

        Employment Agreements.    We do not provide additional change of control benefits to our named executive officers under their respective employment agreements.

        Stock Options.    Our named executive officers hold unvested stock options under the Liquidity Services, Inc. 2006 Omnibus Long-Term Incentive Plan. This plan contains provisions regarding the treatment of any unvested stock options in connection with a change of control of the Company.

        Under the Liquidity Services, Inc. 2006 Omnibus Long-Term Incentive Plan, in the event of a "corporate transaction" either (1) all of the options will vest in full and become exercisable for fifteen days prior to the scheduled consummation of the change of control, or (2) the Board may elect, in its sole discretion, to cancel any outstanding awards of options and pay to the holder an amount in cash or securities equal to the number of options multiplied by the amount the fixed price paid to stockholders exceeds the option price. Under the plan, a "corporate transaction" generally means (1) the dissolution or liquidation of the Company or a merger, consolidation, or reorganization of the Company with one or more other entities in which the Company is not the surviving entity, (2) the sale of substantially all of the assets of the Company or (3) any transaction which results in any person or entity (other than persons who are stockholders or affiliates of the Company at the time the plan was approved by the Company's stockholders) owning 50% or more of the combined voting power of all of the classes of stock of the Company. If the options are assumed or continued by the surviving company, or the surviving company substitutes the options with a substantially equivalent option, then no such acceleration of vesting or cancellation of options shall occur.

        Unvested options will also vest if the named executive officer's service with the Company is involuntarily terminated within one year following a "corporate transaction." For this purpose, an involuntary termination means a termination of service with the Company without cause or a voluntary resignation of the named executive officer following a material adverse change in the executive's title or responsibilities, a material reduction in base salary, or receipt of a notice that the executive's principal workplace will be relocated more than 50 miles.

        The table below shows our estimates of the amount of the benefit each of our named executive officers would have received if the unvested options held by them as of September 30, 2009 had become fully vested as a result of a change of control or an involuntary termination within one year following a change in control. The estimated amount of benefit was calculated by multiplying the number of unvested options held by the applicable named executive officer by the difference between the closing price of our common stock on the last trading day of the fiscal year, which was $10.32, and the exercise price of the option.

Name	Number of Unvested Options at September 30, 2009 (#)	Estimated Benefit ($)(1)
William P. Angrick, III	148,752	$167,200
James M. Rallo	180,210	397,600
Jaime Mateus-Tique	58,335	0
Eric C. Dean	250,210	340,800
Thomas B. Burton	168,439	340,800

(1)
For vesting of unvested stock options, the values are based on the number of options that would have vested on the last business day of fiscal 2009, multiplied by the difference between the closing price of our common stock on the last trading day of the fiscal year ($10.32) and the exercise price of the unvested option. If the exercise price of any unvested option was greater than the closing price of our common stock on the last trading day of fiscal 2009, no value was attributed to the acceleration of these unvested options.

Compensation of Non-Employee Directors

        Our non-employee directors receive a combination of equity and cash compensation for service on our Board of Directors. Directors who are employed by the Company do not receive any compensation for their service as directors. The Compensation Committee, in consultation with Towers Perrin, its independent compensation consultant, periodically reviews non-employee director compensation and recommends changes based on competitive market data. In fiscal 2009, the Compensation Committee recommended an increase to our non-employee director compensation program based on a review of data compiled by Towers Perrin in fiscal 2008 from our "peer group" (described below in the "Compensation Discussion & Analysis") that indicated our director compensation program was below the median of the peer group. On April 28, 2009, the Board of Directors approved the new fiscal 2009 non-employee director compensation program recommended by the Compensation Committee, which became effective on that date.

        Prior to the adoption of the new compensation program, each of our non-employee directors received an annual cash retainer of $25,000. Committee chairs received an additional annual retainer as follows: $10,000 for the Audit Committee and $5,000 for each of the Compensation Committee and the Corporate Governance and Nominating Committee. All amounts paid to our non-employee directors are paid quarterly in arrears, unless an election was made otherwise. Our non-employee directors have the opportunity to receive payment of their retainers in the form of stock option grants or grants of restricted stock by making an irrevocable one-time annual election. Stock options received pursuant to this election vest on the last day of the fiscal year with respect to which such stock options were granted. All restrictions applicable to the restricted shares received pursuant to this election also lapse on the last day of the fiscal year with respect to which such restricted shares were granted.

        In addition to a cash retainer, prior to the adoption of the new compensation program, each non-employee director was to receive an annual equity award with an aggregate value of $75,000 granted under the Liquidity Services, Inc. 2006 Omnibus Long-Term Incentive Plan. Sixty percent of the annual equity award was to be provided in the form of stock options with a grant date fair value of $45,000, and forty percent of the annual equity award was to be provided in the form of restricted stock having a grant date fair value of $30,000. The determination of the number of stock options to be granted is made using the Black-Scholes model. The number of shares of restricted stock to be granted is determined by dividing the value of the award by the closing price of our common stock on the grant date.

        Under the new compensation program, the annual retainer increased from $25,000 to $30,000. Annual retainers payable to Committee Chairpersons of the Audit, Compensation and Corporate Governance and Nominating Committees remained unchanged, except that such retainers are to be paid in advance (such retainers were pro-rated in fiscal 2009 through the end of the year). The total target value for the annual equity component of director compensation was increased from $75,000 to $90,000 and continues to be awarded in the same mix of stock options and restricted stock. Based on this new compensation program, on April 28, 2009, we granted each of our non-employee directors options to purchase 21,086 shares of our common stock with an exercise price per share of $8.55 and 3,509 shares of restricted stock. All of these options vest, and all restrictions lapse on these restricted stock awards, on February 18, 2010 and expire ten years from the date of grant. The Board intends to grant future annual equity awards in February coinciding with our annual meeting. Such annual awards are to vest on the one-year anniversary of the grant date.

        The non-employee director compensation described above, which became effective April 28, 2009. is summarized in the following table:

Annual Compensation Element for Role	Board Compensation
General Board Service—Cash Retainer	$30,000
Committee Chair Service
Audit	$10,000
Compensation	$5,000
Corporate Governance and Nominating	$5,000
General Board Service—Equity
Stock Option Value (60%)	$54,000
Restricted Stock Value (40%)	$36,000
Vesting Schedule	Stock options and restricted stock vest on the one-year anniversary of the grant date

        In addition to the compensation described above, our non-employee directors are reimbursed for expenses they incur in attending meetings of the Board of Directors or Board committees.

Director Compensation for Fiscal 2009

        The following table sets forth the total cash and equity compensation paid to our non-employee directors for their service on the Board of Directors and committees of the Board of Directors during fiscal 2009.

Name	Retainer fees paid in cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)(2)(4)	Total ($)
Phillip A. Clough	$24,999	$32,501	$48,750	$106,250
F. David Fowler	42,083	32,501	48,750	123,334
Patrick W. Gross	35,417	32,501	48,750	116,668
Franklin D. Kramer	35,417	32,501	48,750	116,668

(1)
Retainer fees, at the election of each director, may be payable in cash or in the form of stock options or restricted stock. For fiscal 2009, Mr. Clough elected to receive restricted stock. As a result, Mr. Clough was granted 2,917 shares of restricted stock with a grant date fair value of $24,999 on November 5, 2008. The restrictions on these shares lapsed on September 30, 2009.

(2)
This column shows the dollar amounts recognized for reporting purposes for fiscal 2009, in accordance with U.S. generally accepted accounting principles, disregarding estimates of forfeitures related to service-based vesting conditions. Amounts shown cover awards granted in fiscal 2009 and in prior years which continued to be expensed in fiscal 2009. For additional information about the assumptions used in these calculations, see Note 2 to the audited consolidated financial statements of the Company included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2009. As described above, in fiscal 2009, each non-employee director was granted an option to purchase 21,086 shares of our common stock which had a grant date fair value of $54,000. Each non-employee director also was granted 3,509 shares of restricted stock with a grant date fair value of $36,000. We calculate the grant date fair value of a restricted stock award by multiplying the closing price of our common shares on the grant date by the number of shares subject to such award.

(3)
At September 30, 2009, each of our non-employee directors had 3,509 shares of restricted stock outstanding.

(4)
At September 30, 2009, each of our non-employee directors had the following stock option awards outstanding, some of which were not fully vested: Phillip A. Clough, 74,121 options; F. David Fowler, 69,318 options; Patrick W. Gross, 77,711 options; and Franklin D. Kramer, 77,711 options.

Compensation Committee Interlocks and Insider Participation

        The members of our Compensation Committee in fiscal 2009 were Messrs. Gross, Clough and Kramer. No member of the Compensation Committee has been an officer or employee of Liquidity Services or any of our subsidiaries at any time. None of our executive officers serves as a member of the board of directors or compensation committee of any other company that has one or more executive officers serving as a member of our Board or our Compensation Committee.

Compensation Committee Report

        The Compensation Committee of our Board of Directors has reviewed and discussed the Compensation Discussion and Analysis contained within this Amendment with management and, based on such review and discussions, our Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment, to be incorporated into our Annual Report on Form 10-K for the fiscal year ended September 30, 2009, and in our proxy statement.

Compensation Committee:
Patrick W. Gross, Chair
Phillip A. Clough
Franklin D. Kramer
David A. Perdue, Jr.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        Shares of our common stock are authorized for issuance to directors, employees and consultants under our 2006 Omnibus Long-Term Incentive Plan. We have also issued shares under our 2005 Stock Option and Incentive Plan in the past. We will not make any further awards under the 2005 plan. Both of these plans have been approved by our stockholders. The following table provides information as of September 30, 2009 about outstanding options and shares reserved for issuance under these plans.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	4,609,226	$10.95	5,189,996
Equity compensation plans not approved by security holders	0	0	0

Total	4,609,226	$10.95	5,189,996

Beneficial Ownership of Shares of Common Stock

        The following table sets forth information regarding ownership of our common stock as of January 25, 2010, other than as set forth below, by each of our directors and named executive officers, all of our directors and executive officers as a group and the holders of 5% or more of our common stock known to us. The information in this table is based on our records, information filed with the SEC and information provided to us. To our knowledge, except as disclosed in the table below, none of our stockholders hold more than 5% of our common stock. Except as otherwise indicated, (1) each person has sole voting and investment power (or shares such powers with his or her spouse) with respect to the shares set forth in the following table and (2) the business address of each person shown below is 1920 L Street, NW, 6th Floor, Washington, DC 20036, other than for JPMorgan Chase & Co., Ashford Capital Management, Inc., Royce & Associates, LLC and Trigran Investments, Inc.

	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
5% Stockholders:
JPMorgan Chase & Co.(1)	2,128,641	7.8%
270 Park Avenue New York, NY 10017
Ashford Capital Management, Inc.(2)	1,808,300	6.7%
P.O. Box 4172 Wilmington, DE 19807
Royce & Associates, LLC(3)	1,751,923	6.5%
745 Fifth Avenue New York, NY 10151
Trigran Investments, Inc.(4)	1,510,836	5.6%
630 Dundee Road, Suite 230 Northbrook, IL 60062
Named Executive Officers and Directors:
William P. Angrick, III(5)	7,581,897	27.9%
Jaime Mateus-Tique(6)	2,755,596	10.2%
James M. Rallo(7)	260,623	1.0%
Thomas B. Burton(8)	200,247	*
Eric C. Dean(9)	185,039	*
Phillip A. Clough(10)	1,409,810	5.2%
Patrick W. Gross(11)	293,793	1.0%
Franklin D. Kramer(12)	143,793	*
F. David Fowler(13)	75,400	*
David A. Perdue, Jr.	0	*
All executive officers and directors as a group	12,906,198	47.6%

*
Less than 1% of the outstanding shares of our common stock.

(1)
As of December 31, 2009, based on a review of a Schedule 13 G/A filed on January 21, 2010, JPMorgan Chase & Co. beneficially owned, and had sole dispositive power with respect to, 2,128,641 shares, and had sole voting power with respect to 1,954,226 shares.

(2)
As of December 31, 2008, based on a review of a Schedule 13 G/A filed on February 17, 2009, Ashford Capital Management, Inc. beneficially owned, and had sole voting and dispositive power with respect to, 1,808,300 shares.

(3)
As of December 31, 2009, based on a review of a Schedule 13G report filed on January 25, 2010, Royce & Associates, LLC beneficially owned, and had sole voting and dispositive power with respect to, 1,751,923 shares.

(4)
As of December 31, 2008, based on a review of a Schedule 13G report filed on February 13, 2009, Trigran Investments, Inc. beneficially owned, and had shared voting and dispositive power with respect to, 1,510,836 shares.

(5)
Includes 5,798,696 shares of common stock held by the William P. Angrick, III Revocable Trust, 873,379 shares of common stock held by the William P. Angrick III 2005 Irrevocable Trust, 314,468 shares of common stock held by the Stephanie S. Angrick Revocable Trust, 289,377 shares of common stock held by the Stephanie S. Angrick 2005 Irrevocable Trust and 99,367 shares of common stock held by the Stephanie S. Angrick 2005 Qualified Grantor Retained Annuity Trust. Mr. Angrick disclaims beneficial ownership of these securities. This amount also includes 166,581 shares of common stock issuable pursuant to options held by Mr. Angrick that are exercisable as of January 25, 2010 or within 60 days of such date.

(6)
Includes 700,000 shares of common stock held by the Jaime Mateus-Tique 2009 GRAT, 359,000 shares of common stock held by the Em El 2007 Irrevocable Trust, 257,311 shares of common stock held by the Jaime Mateus-Tique 2005 Irrevocable Trust, 28,400 shares of common stock held by the Mateus-Tique Foundation and 141,540 shares of common stock issuable pursuant to options held by Mr. Mateus-Tique that are exercisable as of January 25, 2010 or within 60 days of such date.

(7)
Includes 4,270 shares of common stock held by Mr. Rallo's spouse, 510 shares held by Mr. Rallo's children and 178,027 shares of common stock issuable pursuant to options held by Mr. Rallo that are exercisable as of January 25, 2010 or within 60 days of such date.

(8)
Includes 200,247 shares of common stock issuable pursuant to options held by Mr. Burton that are exercisable as of January 25, 2010 or within 60 days of such date.

(9)
Includes 185,039 shares of common stock issuable pursuant to options held by Mr. Dean that are exercisable as of January 25, 2010 or within 60 days of such date.

(10)
Includes 74,121 shares of common stock issuable pursuant to options held by Mr. Clough that are exercisable as of January 25, 2010 or within 60 days of such date. This amount also includes 1,326,690 shares held by ABS Capital Partners VI, LP, ABS Capital Partners VI-A, LP, ABS Capital Partners VI Offshore, LP, (the "ABS Entities"). Mr. Clough is a managing member of ABS Partners VI, LLC, the general partner of the ABS Entities. ABS Partners VI, LLC exercises voting and dispositive power over the shares held by the ABS Entities. Mr. Clough disclaims beneficial ownership of these shares except to the extent of his pecuniary interest. The address for these entities affiliated with ABS Capital Partners is 400 East Pratt Street, Suite 910, Baltimore, MD 21202-3116.

(11)
Includes 150,000 shares of common stock held by Sheila Gross, 26,250 shares of common stock held by the Geoffrey Gross Trust, 26,250 shares of common stock held by the Stephanie Gross Trust and 77,711 options held by Mr. Gross that are exercisable as of January 25, 2010 or within 60 days of such date.

(12)
Includes 77,711 shares of common stock issuable pursuant to options held by Mr. Kramer that are exercisable as of January 25, 2010 or within 60 days of such date.

(13)
Includes 69,318 shares of common stock issuable pursuant to options held by Mr. Fowler that are exercisable as of January 25, 2010 or within 60 days of such date.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Party Transactions

        The Company did not participate in or review any potential related party transactions during fiscal 2009. To be considered a related party transaction under current SEC rules, a transaction must include the Company as a participant, and one of our officers, directors or greater than 5% stockholders must have a direct or indirect material interest in the transaction. To date, we have not participated in any related party transactions requiring disclosure as such under the SEC disclosure requirements. Should we consider participating in a related party transaction in the future, such transaction would be reviewed and subject to approval by the Audit Committee, in accordance with our written Audit Committee Charter. We have not adopted specific standards that would govern such review.

        As a general matter, our written Code of Business Conduct and Ethics prohibits conflicts of interest. We consider a conflict of interest to exist when a person's private interest interferes in any way with the interests of our Company, including: (i) a conflict that makes it difficult for an employee, officer or director to perform his or her work objectively and effectively; (ii) when an employee, officer or director, or any member of his or her family, receives improper personal benefits as a result of his or her position in or with our Company; or (iii) when an employee, officer or director is engaged in a business or business activity that is in competition with or injurious to us. The Code of Business Conduct and Ethics requires that the General Counsel be consulted with any questions about conflicts of interest in addition to requiring that our directors and officers consult with the General Counsel before engaging in any potential conflict of interest transactions.

Director Independence

        Pursuant to the NASDAQ Stock Market, Inc. listing standards, the Board of Directors has adopted a set of categorical standards to assist it in assessing the independence of directors. Under these standards, an independent director is a person that the Board of Directors determines to be free of any relationship with Liquidity Services and to meet the then-current requirements for "Director Independence" of the SEC and the NASDAQ Stock Market, Inc. The listing standards specify the criteria by which independence will be determined, including guidelines for directors and their immediate family members with respect to employment or past employment with Liquidity Services, receipt of compensation from Liquidity Services, relationships with Liquidity Services' internal or external auditor, employment with a company if an executive officer of Liquidity Services serves on that company's Compensation Committee, employment with a company that has made payments to or received payments from Liquidity Services in excess of certain amounts, or service as an executive officer of a non-profit organization to which Liquidity Services has made contributions in excess of certain amounts.

        Based on the standards set forth in our Principles of Corporate Governance and outlined above, the Board of Directors has determined that Messrs. Clough, Fowler, Gross, Kramer and Perdue are independent under these standards.

Item 14.    Principal Accountant Fees and Services.

Audit and Non-Audit Fees

        The following table presents fees for professional audit services rendered by Ernst & Young LLP for the audit of the Company's annual financial statements for the fiscal years ended September 30,

2009, and September 30, 2008, and for fees billed for other services rendered by Ernst & Young LLP during those periods.

	Fiscal 2009	Fiscal 2008
Audit fees(1)	$929,800	$964,300
Audit-related fees(2)	$83,500	$75,600
Tax fees(3)	$106,075	$154,240
Subtotal	$1,119,375	$1,194,140
All other fees	N/A	N/A
Total fees	$1,119,375	$1,194,140

(1)
Audit fees consisted principally of work performed in connection with the audit of our consolidated financial statements and the review of the unaudited quarterly financial statements. This amount includes $62,000 and $68,300 in costs during fiscal 2009 and fiscal 2008, respectively, related to the statutory audits of our subsidiaries Liquidity Services, Ltd. and Liquidity Services, GMBH and other related services.

(2)
Audit-related fees consisted principally of fees incurred in connection with our employee benefit plans.

(3)
Tax fees consisted principally of tax return preparation, planning and compliance work.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

        Pursuant to its Charter, Audit Committee policy and applicable law, the Audit Committee pre-approves all audit and permissible non-audit services to be provided by our independent registered public accounting firm. The pre-approval policy applies to audit services, audit-related services, tax services and other services. The Audit Committee has delegated authority to the Chair of the Audit Committee in some cases to pre-approve the provision of services by our independent registered public accounting firm, which pre-approvals the Chair then communicates to the full Audit Committee. To avoid potential conflicts of interest, the law prohibits a publicly traded company from obtaining certain non-audit services from its independent registered public accounting firm. We obtain these services from other service providers as needed.

PART IV

Item 15.    Exhibits and Financial Statements Schedules

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2010.

LIQUIDITY SERVICES, INC.
By:	/s/ William P. Angrick, III William P. Angrick, III Chairman of the Board of Directors and Chief Executive Officer

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.