Form 10-Q
period 2009-12-31
LIQUIDITY SERVICES INC
filed 2010-02-09
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2009

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 9, 2010 was 27,133,863.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	September 30,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,140	$33,538
Short-term investments	38,181	30,616
Accounts receivable, net of allowance for doubtful accounts of $653 and $613 at December 31, 2009 and September 30, 2009, respectively	3,804	4,243
Inventory	17,615	14,280
Prepaid expenses, deferred taxes and other current assets	9,505	8,705
Total current assets	92,245	91,382
Property and equipment, net	6,677	6,147
Intangible assets, net	3,800	4,203
Goodwill	33,890	33,738
Other assets	3,133	3,118
Total assets	$139,745	$138,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,604	$5,456
Accrued expenses and other current liabilities	17,499	14,740
Profit-sharing distributions payable	4,394	4,538
Customer payables	5,718	6,797
Current portion of capital lease obligations	57	56
Total current liabilities	33,272	31,587
Capital lease obligations, net of current portion	68	82
Deferred taxes and other long-term liabilities	2,872	2,937
Total liabilities	36,212	34,606
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,352,407 shares issued and 27,133,863 shares outstanding at December 31, 2009; 28,271,983 shares issued and 27,564,521 shares outstanding at September 30, 2009	27	28
Additional paid-in capital	75,452	73,641
Treasury stock, at cost	(8,958)	(3,874)
Accumulated other comprehensive loss	(3,733)	(3,618)
Retained earnings	40,745	37,805
Total stockholders’ equity	103,533	103,982
Total liabilities and stockholders’ equity	$139,745	$138,588

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2009	2008

Revenue	$65,313	$55,642
Costs and expenses:
Cost of goods sold (excluding amortization)	26,950	18,589
Profit-sharing distributions	8,991	14,339
Technology and operations	12,086	11,927
Sales and marketing	4,647	4,432
General and administrative	5,940	5,745
Amortization of contract intangibles	203	203
Depreciation and amortization	911	639

Total costs and expenses	59,728	55,874

Income (loss) from operations	5,585	(232)
Interest (expense) income and other income, net	(14)	236

Income before provision for income taxes	5,571	4
Provision for income taxes	(2,631)	(2)

Net income	$2,940	$2

Basic earnings per common share	$0.11	$0.00

Diluted earnings per common share	$0.11	$0.00

Basic weighted average shares outstanding	27,539,308	28,026,296

Diluted weighted average shares outstanding	27,673,241	28,026,296

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

					Additional	Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2009	28,271,983	$28	(707,462)	$(3,874)	$73,641	$(3,618)	$37,805	$103,982
Common stock repurchased	—	(1)	(511,082)	(5,084)	—	—	—	(5,085)
Exercise of common stock options and restricted stock	80,424	—		—	75	—	—	75
Compensation expense from grants of common stock options and restricted stock	—	—	—	—	1,736	—	—	1,736
Comprehensive income:
Net income	—	—	—	—	—	—	2,940	2,940
Foreign currency translation and other	—	—	—	—	—	(115)	—	(115)
Balance at December 31, 2009	28,352,407	$27	(1,218,544)	$(8,958)	$75,452	$(3,733)	$40,745	$103,533

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended December 31,
	2009	2008
Operating activities
Net income	$2,940	$2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,114	842
Stock compensation expense	1,736	1,483
Provision for doubtful accounts	40	51
Changes in operating assets and liabilities:
Accounts receivable	399	2,077
Inventory	(3,335)	718
Prepaid expenses and other assets	(815)	(1,158)
Accounts payable	149	(2,086)
Accrued expenses and other	2,758	(2,597)
Profit-sharing distributions payable	(145)	(5,885)
Customer payables	(1,078)	(2,322)
Other liabilities	(65)	174

Net cash provided by (used in) operating activities	3,698	(8,701)
Investing activities
Purchases of short-term investments	(18,147)	(9,460)
Proceeds from the sale of short-term investments	10,583	2,890
Increase in goodwill and intangibles	(59)	(84)
Purchases of property and equipment	(1,227)	(647)

Net cash used in investing activities	(8,850)	(7,301)
Financing activities
Principal repayments of capital lease obligations and debt	(14)	(5)
Repurchases of common stock	(5,085)	—
Proceeds from exercise of common stock options (net of tax)	76	52
Incremental tax benefit from exercise of common stock options	—	9

Net cash (used in) provided by financing activities	(5,023)	56
Effect of exchange rate differences on cash and cash equivalents	(223)	(562)

Net (decrease) in cash and cash equivalents	(10,398)	(16,508)
Cash and cash equivalents at beginning of period	33,538	51,954

Cash and cash equivalents at end of period	$23,140	$35,446
Supplemental disclosure of cash flow information
Cash paid for income taxes	$463	$805
Cash paid for interest	4	17

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.                                      Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010 or any future period.

The Company has evaluated subsequent events through the time of filing this Form 10-Q on February 9, 2010, which is the date that these financial statements have been filed with the Securities and Exchange Commission.

Short-Term Investments

Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three months ended December 31, 2009 and 2008, the amount of unrealized (losses) or gains reported in accumulated other comprehensive income was ($42,000) and $1,000, respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other income, net. Realized (losses) and gains for sales of investments for the three months ended December 31, 2009 and 2008 were ($3,000) and $3,000, respectively.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of the new authoritative guidance issued by the FASB using the prospective-transition method on October 1, 2005. Under this transition method, compensation cost recognized in the periods after October 1, 2005 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of this new authoritative guidance. As a result the Company’s income before provision for income taxes and net income for the three months ended December 31, 2009 and 2008 were approximately $1,736,000 and $937,000; and $1,483,000 and $845,000 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2009 was approximately $18,762,000, which will be recognized over the weighted average vesting period of 24 months.  The Company utilizes the Black-Scholes option pricing model to determine its shared-based compensation expense.  Inputs into the Black-Scholes model include volatility rates that ranged from 40% - 72%, a dividend rate of 0%, and risk-free interest rates that ranged from 0.91% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate of 19.6% based on its historical forfeiture rate. As a result of adopting of the new authoritative guidance on October 1, 2005, the Company’s basic and diluted earnings per share for the three months ended December 31, 2009 and 2008 are approximately $0.03 and $0.03; and $0.03 and $0.03, respectively, lower than if it had continued to account for share-based compensation under the previous authoritative guidance.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three months ended December 31, 2009 and 2008, respectively, comprehensive income and (loss) was $2,825,000 and ($3,464,000).

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 862,560 nonvested restricted shares at December 31, 2009, which were issued at prices ranging from $7.48 to $11.48 during the year ended September 30, 2009 and the three months ended December 31, 2009, of which only 133,933 shares and 0 shares have been included in the calculation of diluted income per share for the three months ended December 31, 2009 and 2008, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)	for the three months ended December 31, 2009, 3,336,188 options; and

(b)	for the three months ended December 31, 2008, 4,849,142 options;

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	December 31,
	2009	2008
	(unaudited) (dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	27,539,308	28,026,296
Treasury stock effect of options and restricted stock	133,933	—

Diluted weighted average common shares outstanding	27,673,241	28,026,296

Net income	$2,940	$2
Net income per common share:
Basic income per common share	$0.11	$0.00
Diluted income per common share	$0.11	$0.00

3.                                      Defense Reutilization and Marketing Service Contracts

The Company had a Surplus Contract with the Defense Reutilization and Marketing Service (DRMS) which expired on December 17, 2008. Under the terms of the original Contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the Contract. Profit-sharing distributions to the DRMS for the three months ended December 31, 2009 and 2008 were $371,000 and $8,760,000, respectively, including accrued amounts of $360,000 and $2,020,000 as of December 31, 2009 and 2008, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company responded to a RFP and was awarded the new Surplus Contract. Significant operations began under the new Surplus Contract during February 2009. The new Contract has a base term expiring in February 2012 with two one year renewal options. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense (DOD) at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The new Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

The Company has a Scrap Contract with DRMS, in which the base term expires in June 2012 with three one year renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. The Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. Effective June 1, 2007, the profit-sharing distribution for the Scrap Contract was decreased from 80% to 77% in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. The Contract also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three months ended December 31, 2009 and 2008, profit-sharing distributions to the DRMS under the Scrap Contract were $8,232,000 and $5,178,000, respectively, including accrued amounts of $3,973,000 and $2,484,000 as of December 31, 2009 and 2008, respectively. The Scrap Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2009.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

4.                                      Goodwill and Intangible Assets

The carrying amount of goodwill is net of a $2,990,000 decrease due to foreign currency translation.

Intangible assets at December 31, 2009 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(3,592)	$2,102
Brand and technology	3 - 5	688	(302)	386
Covenants not to compete	3 - 5	2,685	(1,498)	1,187
Patent and trademarks	3 - 10	194	(69)	125
Total intangible assets, net				$3,800

Future expected amortization of intangible assets at December 31, 2009 was as follows:

Years ending September 30,	(in thousands)
2010 (remaining nine months)	$1,226
2011	1,457
2012	1,001
2013	65
2014 and after	51
Total	$3,800

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

Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.5% (1.733% at December 31, 2009) due monthly. As of December 31, 2009 and September 30, 2009, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of December 31, 2009, the Company was in compliance with these covenants.

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

The Company adopted the provisions of new authoritative guidance issued by the FASB related to uncertainty in income taxes on October 1, 2007. The adoption of this new guidance did not impact the Company’s financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the U.K. Currently, the Company is subject to an income tax examination in one jurisdiction. The statute of limitations for years prior to fiscal 2006 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2006 may be adjusted upon examination by tax authorities if they are utilized.

7.                                      Stockholders’ Equity

Common Stock

On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $43,977,000 in conjunction with its initial public offering. On March 13, 2007, the Company issued 100,000 shares of common stock for net proceeds of $1,070,000 in conjunction with its follow-on offering.

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a share repurchase program.  Under the program, the Company is authorized to repurchase up to $10 million of the issued and outstanding shares of its common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in December 2009. During the three months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the three months ended December 31, 2009, 511,082 shares were purchased under the program for approximately $5,085,000. As of December 31, 2009, approximately $1,041,000 may yet be expended under the program.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2009, the Company issued options to purchase 1,160,344 shares to employees and directors with exercise prices between $5.53 and $11.48, and options to purchase 363,554 shares were forfeited. During fiscal year 2009, the Company issued 521,653 restricted shares to employees and directors at prices ranging from $7.48 to $11.48, and 30,900 restricted shares were forfeited. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2009, the Company issued options to purchase 307,685 shares to employees with exercise prices between $9.05 and $9.96, and options to purchase 13,805 shares were forfeited. During the three months ended December 31, 2009, the Company issued 464,324 restricted shares to employees at prices ranging from $9.05 to $10.09, and 2,813 restricted shares were forfeited. At December 31, 2009, there were 4,434,605 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2009 and the three months ended December 31, 2009 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2008	4,029,325	$11.72
Options granted	1,160,344	8.08
Options exercised	(210,413)	5.14
Options canceled	(370,030)	13.61
Options outstanding at September 30, 2009	4,609,226	10.95
Options granted	307,685	9.37
Options exercised	(18,607)	4.04
Options canceled	(13,805)	11.57
Options outstanding at December 31, 2009	4,884,499	10.88
Options exercisable at December 31, 2009	2,351,266	11.48

The intrinsic value of outstanding and exercisable options at December 31, 2009 is approximately $4,483,000 and $2,286,000, respectively, based on a stock price of $10.09 on December 31, 2009.

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

As of December 31, 2009, the Company’s Level 1 short-term investments of $38,181,000 are the only financial instruments measured at fair value.

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

10.                               Subsequent Event

On February 2, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. The Company had $1.0 million remaining in the share repurchase program from the original authorization on December 2, 2008, resulting in $11.0 million currently available. Under the program, the Company is authorized to repurchase the issued and outstanding shares of its common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2009. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,045,000 to approximately 1,255,000, or 20.0%.

Recent initiatives.  We redesigned our www.liquidation.com website utilizing customer feedback to further improve the experience and service to our buying customers. The redesigned website allowed us to re-architect our technology to enable this new web platform  to more efficiently support all of our marketplaces. The new buyer platform will support additional efforts to leverage the combined power of our 1,255,000 registered buyers across all our products and selling clients in order to increase our capacity and market share. We expect our new platform will help drive future growth as higher buyer participation levels generate better returns for our selling clients, who then place more goods on the marketplace and attract more buyers.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 25.4% of our total revenue for the three months ended December 31, 2009. The merchandise sold under our profit-sharing model accounted for approximately 17.8% of our gross merchandise volume, or GMV, for the three months ended December 31, 2009.

•                  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.7% of our total revenue for the three months ended December 31, 2009. The merchandise sold under our consignment model accounted for approximately 36.6% of our GMV for the three months ended December 31, 2009.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 63.4% of our total revenue for the three months ended December 31, 2009. The merchandise sold under our purchase model accounted for approximately 44.3% of our GMV for the three months ended December 31, 2009.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended December 31, 2009, we generated less than 1% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contracts.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which we anticipate will extend through the next quarter. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and have been awarded the contract. We began operations under the new Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to DoD’s right to extend it for two additional one-year terms. Revenue from our Surplus Contracts (including buyer premiums) accounted for approximately 30.1% of our total revenue for the three months ended December 31, 2009. The property sold under our Surplus Contracts accounted for approximately 21.1% of our GMV for the three months ended December 31, 2009.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 22.2% of our total revenue for the three months ended December 31, 2009. The property sold under our Scrap Contract accounted for approximately 15.5% of our GMV for the three months ended December 31, 2009.

Under the original Surplus Contract, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Scrap Contract and the original Surplus Contract, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the original Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the original Surplus Contract and the DoD was entitled to receive 72.5%. For property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits and thus the DoD received between 69.5% and 75% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive was measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. Under the new Surplus Contract, which began on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8%, of the DRMS’ acquisition value, to be paid for the property.

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

Our commercial agreements.  We have over 475 corporate clients each of which have sold in excess of $10,000 of surplus and salvage assets in our marketplaces during the last twelve months. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2009 totaled $93.6 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2009, we completed approximately 126,000 transactions.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2009, we had approximately 1,255,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2009, approximately 541,000 total auction participants participated in auctions on our marketplaces.

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

•                                          In December 2004, the Financial Accounting Standards Board (FASB)issued new authoritative guidance that  requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of this new guidance on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted this new authoritative guidance, were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2009	2008
	(In thousands)
	(Unaudited)
Net income	$2,940	$2
Interest expense (income) and other income, net	14	(236)
Provision for income taxes	2,631	2
Amortization of contract intangibles	203	203
Depreciation and amortization	911	639

EBITDA	6,699	610
Stock compensation expense	1,736	1,483

Adjusted EBITDA	$8,435	$2,093

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

•                  We have general inventory risk.

•                  We take title to the inventory upon paying the amount set forth in the contract with the supplier. Such amount is a fixed price per pound under our Scrap Contract.

•                  We are at risk of loss for all amounts paid to the supplier in the event the property is damaged or otherwise becomes unsaleable. In addition, as payments made for inventory are excluded from the calculation for the profit-sharing distribution under our DoD Scrap Contract, we effectively bear inventory risk for the full amount paid to acquire the property (i.e., there is no sharing of inventory risk).

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $37.7 million at December 31, 2009. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

We adopted the provisions of authoritative guidance issued by the FASB related to accounting for uncertainty in income taxes on October 1, 2007. The adoption of this new authoritative guidance did not impact the Company’s financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis.

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

Profit-sharing distributions.  Our Scrap and original Surplus Contracts with the DoD have been structured as profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractual percentage of the original acquisition cost of those goods. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD’s disbursement. We refer to these disbursement payments to the DoD as profit-sharing distributions.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2009	2008
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	41.3	33.4
Profit-sharing distributions	13.8	25.8
Technology and operations	18.5	21.4
Sales and marketing	7.1	8.0
General and administrative	9.1	10.3
Amortization of contract intangibles	0.4	0.4
Depreciation and amortization	1.3	1.1

Total costs and expenses	91.5	100.4

Income from operations	8.5	(0.4)
Interest (expense) income and other income, net	0.0	0.4

Income before provision for income taxes	8.5	0.0
Provision for income taxes	(4.0)	(0.0)

Net income	4.5%	0.0%

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Revenue.  Revenue increased $9.7 million, or 17.4%, to $65.3 million for the three months ended December 31, 2009 from $55.6 million for the three months ended December 31, 2008. This was primarily due to (1) a 41.6% increase, or $7.2 million, in our U.S. commercial business as a result of several new programs for large retailers, which began in the last quarter of fiscal year 2009: and (2) a 33.7% increase, or $3.7 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals. The amount of gross merchandise volume increased $11.5 million, or 14.0%, to $93.6 million for the three months ended December 31, 2009 from $82.1 million for the three months ended December 31, 2008, primarily due to the growth in our U.S. commercial and scrap businesses discussed above, as well as 20.7% growth in our GovDeals or state and local government business.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $8.4 million, or 45.0%, to $27.0 million for the three months ended December 31, 2009 from $18.6 million for the three months ended December 31, 2008. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 41.3% from 33.4%. These increases are primarily due to (1) expenses of $6.1 million associated with the new Surplus Contract, which had its first full quarter of operations in the third quarter of fiscal year 2009 and utilizes the purchase model; and (2) increased costs of goods sold associated with our U.S. commercial business as a result of the growth discussed above.

Profit-sharing distributions.  Profit-sharing distributions decreased $5.3 million, or 37.3%, to $9.0 million for the three months ended December 31, 2009 from $14.3 million for the three months ended December 31, 2008. As a percentage of revenue, profit-sharing distributions decreased to 13.8% from 25.8%. These decreases are primarily due to the new Surplus Contract, which has no provision for distributions.

Technology and operations expenses.  Technology and operations expenses increased $0.2 million, or 1.3%, to $12.1 million for the three months ended December 31, 2009 from $11.9 million for the three months ended December 31, 2008, primarily due to increases in staff wages. As a percentage of revenue, these expenses decreased to 18.5% from 21.4%, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff.

Sales and marketing expenses.  Sales and marketing expenses increased $0.2 million, or 4.9%, to $4.6 million for the three months ended December 31, 2009 from $4.4 million for the three months ended December 31, 2008, primarily due to the hiring of 6 additional personnel. As a percentage of revenue, these expenses decreased to 7.1% from 8.0%, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses increased $0.2 million, or 3.4%, to $5.9 million for the three months ended December 31, 2009 from $5.7 million for the three months ended December 31, 2008, primarily due to increases in staff wages. As a percentage of revenue, these expenses decreased to 9.1% from 10.3%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended December 31, 2009 and 2008, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.3 million, or 42.6%, to $0.9 million for the three months ended December 31, 2009 from $0.6 million for the three months ended December 31, 2008, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during the fiscal year ended September 30, 2009.

Interest (expense) income and other income, net.  Interest (expense) income and other income, net decreased $0.2 million, or 105.7%, to $14 thousand of expense for the three months ended December 31, 2009 from $0.2 million of income for the three months ended December 31, 2008, primarily due to (1) a reduction in short term interest rates; and (2) bank and fund management fees in excess of interest earned.

Provision for income tax expense.  Income tax expense increased $2.6 million to $2.6 million for the three months ended December 31, 2009 from $2 thousand for the three months ended December 31, 2008, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $2.9 million to $2.9 million for the three months ended December 31, 2009 from $2 thousand for the three months ended December 31, 2008.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2009, we had approximately $23.1 million in cash and cash equivalents, $38.2 million in short-term investments and $24.5 million available under our $30.0 million senior credit facility, due to issued letters of credit for $5.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a share repurchase program.  Under the program, we are authorized to repurchase up to $10 million of our issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in December 2009. During the three months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3.9 million. During the three months ended December 31, 2009, 511,082 shares were purchased under the program for approximately $5,085,000. As of December 31, 2009, approximately $1,041,000 may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Net cash provided by operating activities was $3.7 million for the three months ended December 31, 2009 compared to $8.7 million of net cash used in operating activities for the three months ended December 31, 2008. For the three months ended December 31, 2009, net cash provided by operating activities primarily consisted of net income of $2.9 million, depreciation and amortization expense of $1.1 million, stock compensation expense of $1.7 million and a net increase in accounts payable, accrued expenses and other liabilities of $1.6 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $3.6 million. For the three months ended December 31, 2008, net cash used in operating activities primarily consisted of a net decrease in accounts payable, accrued expenses and other liabilities of $12.7 million ($5.9 million resulted from a decrease in our payable to the DoD related the decrease in our scrap business), offset in part by depreciation and amortization expense of $0.8 million, stock compensation expense of $1.5 million and a net decrease in accounts receivable, inventory and prepaid assets of $1.7 million.

Net cash used in investing activities was $8.8 million for the three months ended December 31, 2009 and $7.3 million for the three months ended December 31, 2008. Net cash used in investing activities for the three months ended December 31, 2009 consisted primarily of net purchases of short-term investments of $7.6 million and capital expenditures of $1.2 million for purchases of equipment and leasehold improvements. Net cash used in investing activities for the three months ended December 31, 2008 consisted primarily of net purchases of short-term investments of $6.6 million and capital expenditures of $0.7 million for purchases of equipment and leasehold improvements.

Net cash used in financing activities was $5.0 million for the three months ended December 31, 2009 and net cash provided by financing activities was $56.0 thousand for the three months ended December 31, 2008. Net cash used in financing activities for the three months ended December 31, 2009 consisted primarily of $5.1 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $0.1 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $3.5 million to $4.0 million in the fiscal year ending September 30, 2010. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2009 were $1.2 million. As of December 31, 2009, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due March 31, 2010. We are in discussions with the lender to extend the credit facility, but there is no assurance that we will be able to do so. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.5%. As of December 31, 2009, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $24.5 million due to issued letters of credit for $5.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2009, we were in full compliance with the terms and conditions of our credit agreement.

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

New Accounting Pronouncements

In December 2007, the FASB issued new authoritative guidance related to business combinations This statement changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. We adopted this statement for fiscal year beginning October 1, 2009 and it will only impact the accounting for acquisitions we make after its adoption, except for the amendment related to income taxes, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this new authoritative guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of December 31, 2009 and September 30, 2009 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of December 31, 2009, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

As of December 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2009, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2009	—	—	—	—
November 1 to November 30, 2009	—	—	—	—
December 1 to December 31, 2009	511,082	$9.95	511,082	$1,041,000
Total	511,082	$9.95	511,082	$1,041,000

(1)	On December 2, 2008, our Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $10 million of our issued and outstanding shares of common stock.

Item 6. Exhibits.

Exhibit No.	Description
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2010.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer