Form 10-Q
period 2010-03-31
LIQUIDITY SERVICES INC
filed 2010-05-10
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2010

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 10, 2010 was 27,006,497.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	March 31,	September 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,238	$33,538
Short-term investments	26,228	30,616
Accounts receivable, net of allowance for doubtful accounts of $419 and $613 at March 31, 2010 and September 30, 2009, respectively	4,874	4,243
Inventory	16,590	14,280
Prepaid expenses, deferred taxes and other current assets	10,208	8,705
Total current assets	100,138	91,382
Property and equipment, net	6,950	6,147
Intangible assets, net	3,369	4,203
Goodwill	33,227	33,738
Other assets	3,131	3,118
Total assets	$146,815	$138,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,854	$5,456
Accrued expenses and other current liabilities	19,423	14,740
Profit-sharing distributions payable	5,635	4,538
Customer payables	8,073	6,797
Current portion of capital lease obligations	58	56
Total current liabilities	39,043	31,587
Capital lease obligations, net of current portion	52	82
Deferred taxes and other long-term liabilities	2,790	2,937
Total liabilities	41,885	34,606
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,491,287 shares issued and 26,962,787 shares outstanding at March 31, 2010; 28,271,983 shares issued and 27,564,521 shares outstanding at September 30, 2009	27	28
Additional paid-in capital	78,558	73,641
Treasury stock, at cost	(12,795)	(3,874)
Accumulated other comprehensive loss	(5,182)	(3,618)
Retained earnings	44,322	37,805
Total stockholders’ equity	104,930	103,982
Total liabilities and stockholders’ equity	$146,815	$138,588

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009

Revenue	$75,782	$59,676	$141,096	$115,318
Costs and expenses:
Cost of goods sold (excluding amortization)	33,358	22,703	60,309	41,292
Profit-sharing distributions	11,068	11,797	20,059	26,137
Technology and operations	12,156	11,678	24,242	23,606
Sales and marketing	5,011	4,474	9,659	8,905
General and administrative	6,475	5,131	12,414	10,875
Amortization of contract intangibles	203	203	407	407
Depreciation and amortization	970	678	1,881	1,316

Total costs and expenses	69,241	56,664	128,971	112,538

Income from operations	6,541	3,012	12,125	2,780
Interest income and other income, net	55	90	42	326

Income before provision for income taxes	6,596	3,102	12,167	3,106
Provision for income taxes	(3,019)	(1,427)	(5,650)	(1,429)

Net income	$3,577	$1,675	$6,517	$1,677

Basic earnings per common share	$0.13	$0.06	$0.24	$0.06

Diluted earnings per common share	$0.13	$0.06	$0.24	$0.06

Basic weighted average shares outstanding	27,046,617	27,777,517	27,292,963	27,901,907

Diluted weighted average shares outstanding	27,228,908	27,972,045	27,451,074	27,999,171

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

					Additional	Accumulated Other
	Common Stock		Treasury Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2009	28,271,983	$28	(707,462)	$(3,874)	$73,641	$(3,618)	$37,805	$103,982
Common stock repurchased	—	(1)	(821,038)	(8,921)	—	—	—	(8,922)
Exercise of common stock options and restricted stock	219,304	—		—	579	—	—	579
Compensation expense from grants of common stock options and restricted stock	—	—	—	—	4,338	—	—	4,338
Comprehensive income:
Net income	—	—	—	—	—	—	6,517	6,517
Foreign currency translation and other	—	—	—	—	—	(1,564)	—	(1,564)
Balance at March 31, 2010	28,491,287	$27	(1,528,500)	$(12,795)	$78,558	$(5,182)	$44,322	$104,930

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2010	2009
Operating activities
Net income	$6,517	$1,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,288	1,723
Stock compensation expense	4,245	3,049
Provision for doubtful accounts	(194)	(319)
Changes in operating assets and liabilities:
Accounts receivable	(437)	1,297
Inventory	(2,309)	243
Prepaid expenses and other assets	(1,515)	(707)
Accounts payable	398	(2,435)
Accrued expenses and other	4,683	237
Profit-sharing distributions payable	1,097	(5,779)
Customer payables	1,276	(1,913)
Other liabilities	(148)	(120)

Net cash provided by (used in) operating activities	15,901	(3,047)
Investing activities
Purchases of short-term investments	(23,465)	(13,915)
Proceeds from the sale of short-term investments	27,763	5,400
Increase in goodwill and intangibles	(313)	(86)
Purchases of property and equipment	(2,300)	(1,780)

Net cash provided by (used in) investing activities	1,685	(10,381)
Financing activities
Principal repayments of capital lease obligations and debt	(28)	(11)
Proceeds from exercise of common stock options (net of tax)	579	182
Incremental tax benefit from exercise of common stock options	93	40
Repurchases of common stock	(8,922)	(3,874)

Net cash used in financing activities	(8,278)	(3,663)
Effect of exchange rate differences on cash and cash equivalents	(608)	(658)

Net increase (decrease) in cash and cash equivalents	8,700	(17,749)
Cash and cash equivalents at beginning of period	33,538	51,953

Cash and cash equivalents at end of period	$42,238	$34,204
Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,072	$2,896
Cash paid for interest	10	27

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010 or any future period.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

Short-Term Investments

Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three and six months ended March 31, 2010 and 2009, the amount of unrealized losses reported in accumulated other comprehensive loss was approximately $47,000 and $88,000, and $2,000 and $1,000, respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other income, net. Realized (losses) and gains for sales of investments for the three and six months ended March 31, 2010 and 2009 were ($26,000) and ($28,000), and $0 and $2,000 respectively.

Stock-Based Compensation

The Company adopted the fair value recognition provisions of the new authoritative guidance issued by the FASB using the prospective-transition method on October 1, 2005. Under this transition method, compensation cost recognized in the periods after October 1, 2005 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of this new authoritative guidance. As a result, the Company’s income before provision for income taxes and net income for the three and six months ended March 31, 2010 and 2009 was approximately $2,509,000 and $1,355,000, and $4,245,000 and $2,292,000; and $1,566,000 and $846,000, and $3,049,000 and $1,647,000 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2010 was approximately $17,588,000, which will be recognized over the weighted average vesting period of 21 months.  The Company utilizes the Black-Scholes option pricing model to determine its shared-based compensation expense.  Inputs into the Black-Scholes model include volatility rates that range from 40% - 72%, a dividend rate of 0%, and risk-free interest rates that range from 0.31% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate of 19.6% based on its historical forfeiture rate. As a result of adopting the new authoritative guidance on October 1, 2005, the Company’s basic and diluted earnings per share for the three and six months ended March 31, 2010 and 2009 were approximately $0.05 and $0.05, and $0.08 and $0.08; and $0.03 and $0.03, and $0.06 and $0.06, respectively, lower than if it had continued to account for share-based compensation under the previous authoritative guidance.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Loss

Comprehensive loss includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three and six months ended March 31, 2010 and 2009 comprehensive income (loss) was approximately $2,128,000 and $4,953,000; and $1,287,000 and $(2,177,000), respectively.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 903,274 unvested restricted shares at March 31, 2010, which were issued at prices ranging from $7.48 to $11.48 during the year ended September 30, 2009 and the six months ended March 31, 2010, of which only 182,291 and 158,111, and 50,295 and 25,148 shares have been included in the calculation of diluted income per share for the three and six months ended March 31, 2010 and 2009, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)           for the three months ended March 31, 2010, 2,110,790 options;

(b)          for the six months ended March 31, 2010, 2,110,790 options;

(c)           for the three months ended March 31, 2009, 4,464,221 options; and

(d)          for the six months ended March 31, 2009, 4,464,221 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,046,617	27,777,517	27,292,963	27,901,907
Treasury stock effect of options and restricted stock	182,291	194,528	158,111	97,264

Diluted weighted average common shares outstanding	27,228,908	27,972,045	27,451,074	27,999,171

Net income	$3,577	$1,675	$6,517	$1,677
Net income per common share:
Basic income per common share	$0.13	$0.06	$0.24	$0.06
Diluted income per common share	$0.13	$0.06	$0.24	$0.06

3.                                      Defense Reutilization and Marketing Service Contracts

The Company had a Surplus Contract with the Defense Reutilization and Marketing Service (DRMS) which expired on December 17, 2008. Under the terms of the original Surplus Contract, the Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the Surplus Contract. Profit-sharing distributions to the DRMS for the three and six months ended March 31, 2010 and 2009 were $73,000 and $444,000; and $6,834,000 and $15,594,000, respectively, including accrued amounts, as of March 31, 2010 and 2009, of $424,000 and $1,954,000, respectively.

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

The Company has a Scrap Contract with DRMS, in which the base term expires in June 2012 with three one year renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DRMS. The Company distributes to DRMS a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the Contract. Effective June 1, 2007, the profit-sharing distribution for the Scrap Contract was decreased from 80% to 77% in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. The Scrap Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three and six months ended March 31, 2010 and 2009, profit-sharing distributions to the DRMS under the Scrap Contract were $10,541,000 and $18,774,000; and $4,562,000 and $9,740,000, respectively, including accrued amounts, as of March 31, 2010 and 2009, of $5,148,000 and $2,655,000, respectively. The Scrap Contract may be terminated by either the Company or DRMS if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2010.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DRMS available for sale within the United States, Puerto Rico, and Guam.

4.                                      Goodwill and Intangible Assets

The carrying amount of goodwill is net of a $3,945,000 decrease due to foreign currency translation.

Intangible assets at March 31, 2010 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(3,796)	$1,898
Brand and technology	3 - 5	688	(341)	347
Covenants not to compete	3 - 5	2,685	(1,688)	997
Patent and trademarks	3 - 10	203	(76)	127
Total intangible assets, net				$3,369

Future expected amortization of intangible assets at March 31, 2010 was as follows:

Years ending September 30,	(in thousands)
2010 (remaining six months)	$801
2011	1,444
2012	1,002
2013	66
2014	56
Total	$3,369

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire on June 4, 2010.

Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.5% (1.737% at March 31, 2010) due monthly. As of March 31, 2010 and September 30, 2009, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). As of March 31, 2010, the Company was in compliance with these covenants.

6.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  The Company estimates that its future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

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

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase issued and outstanding shares of its common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. On February 2, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2010. During the six months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the six months ended March 31, 2010, 821,038 shares were purchased under the program for approximately $8,922,000. As of March 31, 2010, approximately $7.2 million may yet be expended under the program.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2009, the Company issued options to purchase 1,160,344 shares to employees and directors with exercise prices between $5.53 and $11.48, and options to purchase 363,554 shares were forfeited. During fiscal year 2009, the Company issued 521,653 restricted shares to employees and directors at prices ranging from $7.48 to $11.48, and 30,900 restricted shares were forfeited. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the six months ended March 31, 2010, the Company issued options to purchase 419,357 shares to employees and directors with exercise prices between $9.05 and $11.77, and options to purchase 19,622 shares were forfeited. During the six months ended March 31, 2010, the Company issued 591,354 restricted shares to employees and directors at prices ranging from $9.05 to $10.78, and 16,063 restricted shares were forfeited. At March 31, 2010, there were 4,214,970 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2009, the three months ended December 31, 2009 and March 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2008	4,029,325	$11.72
Options granted	1,160,344	8.08
Options exercised	(210,413)	5.14
Options canceled	(370,030)	13.61
Options outstanding at September 30, 2009	4,609,226	10.95
Options granted	307,685	9.37
Options exercised	(18,607)	4.04
Options canceled	(13,805)	11.57
Options outstanding at December 31, 2009	4,884,499	10.88
Options granted	111,672	10.88
Options exercised	(65,844)	7.66
Options canceled	(5,817)	13.46
Options outstanding at March 31, 2010	4,924,510	10.92
Options exercisable at March 31, 2010	2,584,795	11.49

The intrinsic value of outstanding and exercisable options at March 31, 2010 is approximately $7,393,000 and $3,511,000, respectively, based on a stock price of $11.54 on March 31, 2010.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2009, the three months ended December 31, 2009 and March 31, 2010 is as follows:

Restricted Shares
Unvested restricted shares at September 30, 2008	10,292
Restricted shares granted	521,653
Restricted shares vested	(38,209)
Restricted shares canceled	(30,900)
Unvested restricted shares at September 30, 2009	462,836
Restricted shares granted	464,324
Restricted shares vested	(61,817)
Restricted shares canceled	(2,813)
Unvested restricted shares at December 31, 2009	862,350
Restricted shares granted	127,030
Restricted shares vested	(73,036)
Restricted shares canceled	(13,250)
Unvested restricted shares at March 31, 2010	903,274

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

As of March 31, 2010, the Company’s Level 1 short-term investments of $26,228,000 are the only financial instruments measured at fair value.

9.                                      Contingencies

In January 2008, Kormendi/Gardener Partners (KGP) commenced litigation against Government Liquidation.com (GL) and Surplus Acquisition Venture, LLC (SAV), two of the Company’s subsidiaries, seeking $1.5 million in damages.  KGP claims it is entitled to these damages because of actions GL and SAV took at the direction of DRMS pursuant to an amendment to the original Surplus Contract entered into in August 2006. GL and SAV believe they have meritorious defenses in this litigation.  In addition, SAV and GL believe they likely would be able to recover their costs and damages arising out of this litigation from DRMS under the terms of the original Surplus Contract.

10.                               Subsequent Event

On April 30, 2010, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire on April 30, 2013. Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.25%. Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2009 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,111,000 to approximately 1,299,000, or 17.0%.

Recent initiatives.  On April 30, 2010, we entered into a senior credit facility with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire on April 30, 2013. Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.25%. Borrowings under the Agreement are secured by substantially all of our assets. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 24.5 % and 25.0% of our total revenue for the three and six months ended March 31, 2010, respectively. The merchandise sold under our profit-sharing model accounted for approximately 17.6% and 17.7% of our gross merchandise volume, or GMV, for the three and six months ended March 31, 2010, respectively.

•                  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 7.2% and 7.9% of our total revenue for the three and six months ended March 31, 2010, respectively. The merchandise sold under our consignment model accounted for approximately 33.5% and 34.9% of our GMV for the three and six months ended March 31, 2010, respectively.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 66.2% and 65.0% of our total revenue for the three and six months ended March 31, 2010, respectively. The merchandise sold under our purchase model accounted for approximately 47.6% and 46.0% of our GMV for the three and six months ended March 31, 2010, respectively.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended March 31, 2010, we generated less than 1% of our revenue from advertisements on our wholesale industry portals.

Industry trends.  We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) product innovation in the retail supply chain that has increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets; and (6) as a result of the continuing economic downturn, an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases.

Our Seller Agreements

Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contracts.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DRMS. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which is substantially complete. We responded to a RFP from the DRMS regarding a renewal of the Surplus Contract, and we have been awarded the contract. We began operations under the new Surplus Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to the DoD’s right to extend it for two additional one-year terms. Revenue from our Surplus Contracts (including buyer premiums) accounted for approximately 28.1% and 29.1% of our total revenue for the three and six months ended March 31, 2010, respectively. The property sold under our Surplus Contracts accounted for approximately 20.2% and 20.6% of our GMV for the three and six months ended March 31, 2010, respectively.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DRMS. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 23.4% and 22.9% of our total revenue for the three and six months ended March 31, 2010, respectively. The property sold under our Scrap Contract accounted for approximately 16.8% and 16.2% of our GMV for the three and six months ended March 31, 2010, respectively.

Under the original Surplus Contract, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Scrap Contract and the original Surplus Contract, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to the DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. The DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the original Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the original Surplus Contract and the DoD was entitled to receive 72.5%. For property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits and thus the DoD received between 69.5% and 75% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive was measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. Under the new Surplus Contract, which began on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8%, of the DRMS’ acquisition value, to be paid for the property.

Under the Scrap Contract, we also have a small business performance incentive based on the number of scrap buyers that are small businesses that allows us to receive up to an additional 2% of the profit sharing distribution. On May 21, 2007, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing distribution for the Scrap Contract from 20% to 23% effective June 1, 2007, in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and six months ended March 31, 2010 totaled $105.5 million and $199.1 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and six months ended March 31, 2010, we completed approximately 136,000 and 262,000 transactions, respectively.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2010, we had approximately 1,299,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and six months ended March 31, 2010, approximately 617,000 and 1,158,000 total auction participants participated in auctions on our marketplaces, respectively.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
	(in thousands) (unaudited)
Net income	$3,577	$1,675	$6,517	$1,677
Interest income and other income, net	(55)	(90)	(42)	(326)
Provision for income taxes	3,019	1,427	5,650	1,429
Amortization of contract intangibles	203	203	407	407
Depreciation and amortization	970	678	1,881	1,316

EBITDA	7,714	3,893	14,413	4,503
Stock compensation expense	2,509	1,566	4,245	3,049

Adjusted EBITDA	$10,223	$5,459	$18,658	$7,552

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $36.6 million at March 31, 2010. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Profit-sharing distributions.  Our Scrap and original Surplus Contracts with the DoD have been structured as profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractual percentage of the original acquisition cost of those goods or at a per pound price for scrap. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD’s disbursement. We refer to these disbursement payments to the DoD as profit-sharing distributions.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	44.0	38.0	42.7	35.8
Profit-sharing distributions	14.6	19.8	14.2	22.7
Technology and operations	16.0	19.6	17.2	20.5
Sales and marketing	6.6	7.5	6.8	7.7
General and administrative	8.6	8.6	8.8	9.4
Amortization of contract intangibles	0.3	0.4	0.3	0.4
Depreciation and amortization	1.3	1.1	1.4	1.1

Total costs and expenses	91.4	95.0	91.4	97.6

Income from operations	8.6	5.0	8.6	2.4
Interest income and other income, net	0.1	0.2	0.0	0.3

Income before provision for income taxes	8.7	5.2	8.6	2.7
Provision for income taxes	(4.0)	(2.4)	(4.0)	(1.2)

Net income	4.7%	2.8%	4.6%	1.5%

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Revenue.  Revenue increased $16.1 million, or 27.0%, to $75.8 million for the three months ended March 31, 2010 from $59.7 million for the three months ended March 31, 2009. This was primarily due to (1) a 25.9% increase, or $6.4 million, in our U.S. commercial business as a result of several new programs for large retailers, which began in the last quarter of fiscal year 2009 and (2) a 87.4% increase, or $8.3 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals. The amount of gross merchandise volume increased $14.3 million, or 15.7%, to $105.5 million for the three months ended March 31, 2010 from $91.2 million for the three months ended March 31, 2009, primarily due to the growth in our U.S. commercial and scrap businesses discussed above.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $10.7 million, or 46.9%, to $33.4 million for the three months ended March 31, 2010 from $22.7 million for the three months ended March 31, 2009. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 44.0% from 38.0%. These increases are primarily due to (1) expenses of $5.8 million associated with the new Surplus Contract, which had its first full quarter of operations in the third quarter of fiscal year 2009 and utilizes the purchase model and (2) expenses of $5.4 million associated with our U.S. commercial business as a result of the growth discussed above, offset by a decrease in expenses of $0.4 million associated with our international commercial business.

Profit-sharing distributions.  Profit-sharing distributions decreased $0.7 million, or 6.2%, to $11.1 million for the three months ended March 31, 2010 from $11.8 million for the three months ended March 31, 2009. As a percentage of revenue, profit-sharing distributions decreased to 14.6% from 19.8%. These decreases are primarily due to the completion of the original Surplus Contract.

Technology and operations expenses.  Technology and operations expenses increased $0.5 million, or 4.1%, to $12.2 million for the three months ended March 31, 2010 from $11.7 million for the three months ended March 31, 2009, primarily due to increases in staff wages, including stock based compensation. As a percentage of revenue, these expenses decreased to 16.0% from 19.6%, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff.

Sales and marketing expenses.  Sales and marketing expenses increased $0.5 million, or 12.0%, to $5.0 million for the three months ended March 31, 2010 from $4.5 million for the three months ended March 31, 2009, primarily due to the hiring of 13 additional personnel. As a percentage of revenue, these expenses decreased to 6.6% from 7.5%, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses increased $1.4 million, or 26.2%, to $6.5 million for the three months ended March 31, 2010 from $5.1 million for the three months ended March 31, 2009, primarily due to (1) expenses of $0.3 million associated with increases in staff wages; (2) expenses of $0.6 million associated with stock based compensation; and (3) expenses of $0.4 million associated with general corporate overhead. As a percentage of revenue, these expenses were consistent at 8.6%.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended March 31, 2010 and 2009, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.3 million, or 43.1%, to $1.0 million for the three months ended March 31, 2010 from $0.7 million for the three months ended March 31, 2009, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during the fiscal year ended September 30, 2009.

Interest income and other income, net.  Interest income and other income, net was consistent at $0.1 million for the three months ended March 31, 2010 and 2009.

Provision for income tax expense.  Income tax expense increased $1.6 million, or 111.6%, to $3.0 million for the three months ended March 31, 2010 from $1.4 million the three months ended March 31, 2009, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $1.9 million, or 113.6%, to $3.6 million for the three months ended March 31, 2010 from $1.7 million for the three months ended March 31, 2009.

Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Revenue.  Revenue increased $25.8 million, or 22.4%, to $141.1 million for the six months ended March 31, 2010 from $115.3 million for the six months ended March 31, 2009. This was primarily due to (1) a 32.4% increase, or $13.6 million, in our U.S. commercial business as a result of several new programs for large retailers, which began in the last quarter of fiscal year 2009 and (2) a 58.7% increase, or $11.9 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals. The amount of gross merchandise volume increased $25.8 million, or 14.9%, to $199.1 million for the six months ended March 31, 2010 from $173.3 million for the six months ended March 31, 2009, primarily due to the growth in our U.S. commercial and scrap businesses discussed above.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $19.0 million, or 46.1%, to $60.3 million for the six months ended March 31, 2010 from $41.3 million for the six months ended March 31, 2009. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 42.7% from 35.8%. These increases are primarily due to (1) expenses of $10.3 million associated with the new Surplus Contract, which had its first full quarter of operations in the third quarter of fiscal year 2009 and utilizes the purchase model and (2) expenses of $9.7 million associated with our U.S. commercial business as a result of the growth discussed above, offset by a decrease in expenses of $0.8 million associated with our international business.

Profit-sharing distributions.  Profit-sharing distributions decreased $6.0 million, or 23.3%, to $20.1 million for the six months ended March 31, 2010 from $26.1 million for the six months ended March 31, 2009. As a percentage of revenue, profit-sharing distributions decreased to 14.2% from 22.7%. These decreases are primarily due to the completion of the original Surplus Contract.

Technology and operations expenses.  Technology and operations expenses increased $0.6 million, or 2.7%, to $24.2 million for the six months ended March 31, 2010 from $23.6 million for the six months ended March 31, 2009, primarily due to increases in staff wages, including stock based compensation. As a percentage of revenue, these expenses decreased to 17.2% from 20.5%, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff.

Sales and marketing expenses.  Sales and marketing expenses increased $0.8 million, or 8.5%, to $9.7 million for the six months ended March 31, 2010 from $8.9 million for the six months ended March 31, 2009, primarily due to our hiring of 13 additional sales and marketing personnel. As a percentage of revenue, these expenses decreased to 6.8% from 7.7%, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses increased $1.5 million, or 14.2%, to $12.4 million for the six months ended March 31, 2010 from $10.9 million for the six months ended March 31, 2009, primarily due to (1) expenses of $0.5 million associated with increases in staff wages; (2) expenses of $0.6 million associated with stock based compensation; and (3) expenses of $0.4 million associated with general corporate overhead. As a percentage of revenue, these expenses decreased to 8.8% from 9.4%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.4 million for the six months ended March 31, 2010 and 2009, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.6 million, or 42.8%, to $1.9 million for the six months ended March 31, 2010 from $1.3 million for the six months ended March 31, 2009, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during the fiscal year ended September 30, 2009.

Interest income and other income, net.  Interest income and other income, net decreased $0.2 million, or 87.2%, to $0.1 million for the six months ended March 31, 2010 from $0.3 million for the six months ended March 31, 2009, primarily due to a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense increased $4.2 million, or 295.5%, to $5.6 million for the six months ended March 31, 2010 from $1.4 million for the six months ended March 31, 2009, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $4.8 million, or 288.6%, to $6.5 million for the six months ended March 31, 2010 from $1.7 million for the six months ended March 31, 2009.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2010, we had approximately $42.2 million in cash and cash equivalents, $26.2 million in short-term investments and $24.3 million available under our $30.0 million senior credit facility, due to issued letters of credit for $5.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2010. During the six months ended March 31, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the six months ended March 31, 2010, 821,038 shares were purchased under the program for approximately $8,922,000. As of March 31, 2010, approximately $7.2 million may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2010 Compared to Six Months Ended March 31, 2009

Net cash provided by operating activities was $15.9 million for the six months ended March 31, 2010 compared to $3.0 million of net cash used in operating activities for the six months ended March 31, 2009. For the six months ended March 31, 2010, net cash provided by operating activities primarily consisted of net income of $6.5 million, depreciation and amortization expense of $2.3 million, stock compensation expense of $4.2 million and a net increase in accounts payable, accrued expenses and other liabilities of $7.3 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $4.2 million and a decrease in the provision for doubtful accounts of $0.2 million. For the six months ended March 31, 2009 net cash used in operating activities primarily consisted of a decrease in the provision for doubtful accounts of $0.3 million and a net decrease in accounts payable, accrued expenses and other liabilities of $10.0 million ($5.8 million resulted from a decrease in our payable to the DoD related to the decrease in our scrap business), offset in part by net income of $1.7 million, depreciation and amortization expense of $1.7 million, stock compensation expense of $3.1 million and a net decrease in accounts receivable, inventory and prepaid assets of $0.8 million.

Net cash provided by investing activities was $1.7 million for the six months ended March 31, 2010 compared to net cash used in investing activities of $10.4 million for the six months ended March 31, 2009. Net cash provided by investing activities for the six months ended March 31, 2010 consisted primarily of net sales of short-term investments of $4.3 million, offset in part by capital expenditures of $2.3 million for purchases of equipment and leasehold improvements and an increase of goodwill and intangibles of $0.3 million. Net cash used in investing activities for the six months ended March 31, 2009 consisted primarily of net purchases of short-term investments of $8.5 million, increase in goodwill and intangible assets of $0.1 million, and capital expenditures of $1.8 million for purchases of equipment and leasehold improvements.

Net cash used in financing activities was $8.3 million for the six months ended March 31, 2010 and $3.7 million for the six months ended March 31, 2009. Net cash used in financing activities for the six months ended March 31, 2010 consisted primarily of $8.9 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $0.6 million. Net cash used in financing activities for the six months ended March 31, 2009 consisted primarily of $3.9 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $0.2 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $4.0 million to $4.5 million in the fiscal year ending September 30, 2010. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2010 were $2.3 million. As of March 31, 2010, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due June 4, 2010. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.5%. As of March 31, 2010, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $24.3 million due to issued letters of credit for $5.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiaries organized to service our DoD contracts) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2010, we were in full compliance with the terms and conditions of our credit agreement.

On April 30, 2010, we entered into a senior credit facility with a bank, which provides for borrowings up to $30.0 million. This senior credit facility will expire on April 30, 2013. Borrowings under the Agreement bear interest at an annual rate equal to the LIBOR rate plus 1.25%. Borrowings under the Agreement are secured by substantially all of our assets. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio.

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

New Accounting Pronouncements

In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model, changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than  when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. We adopted this guidance for the fiscal year beginning October 1, 2009, and it will only impact the accounting for acquisitions we make after its adoption, except for the guidance related to income taxes, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this new authoritative guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of March 31, 2010 and September 30, 2009 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of March 31, 2010, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2010	—	—	—	—
February 1 to February 28, 2010	254,556	$12.31	254,556	$7,908,000
March 1 to March 31, 2010	55,400	$12.70	55,400	$7,204,000
Total	309,956	$12.38	309,956	$7,204,000

(1)

On December 2, 2008, our Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $10.0 million of our issued and outstanding shares of common stock. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 10, 2010.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer