Form 10-Q
period 2010-06-30
LIQUIDITY SERVICES INC
filed 2010-08-09
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 9, 2010 was 26,833,369.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,	September 30,
	2010	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,529	$33,538
Short-term investments	17,681	30,616
Accounts receivable, net of allowance for doubtful accounts of $340 and $613 at June 30, 2010 and September 30, 2009, respectively	4,838	4,243
Inventory	14,611	14,280
Prepaid expenses, deferred taxes and other current assets	9,708	8,705
Total current assets	98,367	91,382
Property and equipment, net	7,065	6,147
Intangible assets, net	3,480	4,203
Goodwill	38,930	33,738
Other assets	7,061	3,118
Total assets	$154,903	$138,588
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,005	$5,456
Accrued expenses and other current liabilities	21,219	14,740
Profit-sharing distributions payable	4,058	4,538
Customer payables	8,533	6,797
Current portion of capital lease obligations	—	56
Total current liabilities	43,815	31,587
Capital lease obligations, net of current portion	—	82
Deferred taxes and other long-term liabilities	4,725	2,937
Total liabilities	48,540	34,606
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,614,449 shares issued and 26,792,768 shares outstanding at June 30, 2010; 28,271,983 shares issued and 27,564,521 shares outstanding at September 30, 2009	27	28
Additional paid-in capital	81,420	73,641
Treasury stock, at cost	(16,761)	(3,874)
Accumulated other comprehensive loss	(5,635)	(3,618)
Retained earnings	47,312	37,805
Total stockholders’ equity	106,363	103,982
Total liabilities and stockholders’ equity	$154,903	$138,588

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009

Revenue	$72,751	$58,045	$213,846	$173,363
Costs and expenses:
Cost of goods sold (excluding amortization)	30,378	20,688	90,686	61,980
Profit-sharing distributions	10,256	8,094	30,315	34,231
Technology and operations	11,982	11,413	36,224	35,019
Sales and marketing	5,221	4,398	14,879	13,303
General and administrative	6,148	6,158	18,562	17,033
Amortization of contract intangibles	203	203	610	610
Depreciation and amortization	1,058	828	2,938	2,144
Acquisition costs	524	—	524	—

Total costs and expenses	65,770	51,782	194,738	164,320

Income from operations	6,981	6,263	19,108	9,043
Interest income and other income, net	50	33	91	359

Income before provision for income taxes	7,031	6,296	19,199	9,402
Provision for income taxes	(4,041)	(2,896)	(9,692)	(4,325)

Net income	$2,990	$3,400	$9,507	$5,077

Basic earnings per common share	$0.11	$0.12	$0.35	$0.18

Diluted earnings per common share	$0.11	$0.12	$0.35	$0.18

Basic weighted average shares outstanding	26,959,713	27,464,177	27,181,879	27,755,997

Diluted weighted average shares outstanding	27,371,132	27,556,616	27,424,427	27,851,652

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

	Common Stock		Treasury Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2009	28,271,983	$28	(707,462)	$(3,874)	$73,641	$(3,618)	$37,805	$103,982
Common stock repurchased	—	(1)	(1,114,219)	(12,887)	—	—	—	(12,888)
Exercise of common stock options and restricted stock	342,466	—		—	1,520	—	—	1,520
Compensation expense from grants of common stock options and restricted stock	—	—	—	—	6,259	—	—	6,259
Comprehensive income:
Net income	—	—	—	—	—	—	9,507	9,507
Foreign currency translation and other	—	—	—	—	—	(2,017)	—	(2,017)
Balance at June 30, 2010	28,614,449	$27	(1,821,681)	$(16,761)	81,420	$(5,635)	$47,312	$106,363

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended June 30,
	2010	2009
Operating activities
Net income	$9,507	$5,077
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,548	2,754
Stock compensation expense	6,029	4,702
Provision for doubtful accounts	(272)	(54)
Changes in operating assets and liabilities:
Accounts receivable	172	988
Inventory	(331)	(7)
Prepaid expenses and other assets	(862)	(2,664)
Accounts payable	4,222	(2,647)
Accrued expenses and other	4,570	5,352
Profit-sharing distributions payable	(480)	(7,074)
Customer payables	(1,460)	(2,623)
Other liabilities	(224)	257

Net cash provided by operating activities	24,419	4,061
Investing activities
Purchases of short-term investments	(36,559)	(20,655)
Proceeds from the sale of short-term investments	49,360	10,015
Increase in goodwill and intangibles	(338)	(161)
Cash paid for acquisitions, net of cash acquired	(3,587)	—
Purchases of property and equipment	(3,136)	(2,764)

Net cash provided by (used in) investing activities	5,740	(13,565)
Financing activities
Principal repayments of capital lease obligations and debt	(138)	(13)
Proceeds from exercise of common stock options (net of tax)	1,520	949
Incremental tax benefit from exercise of common stock options	230	59
Repurchases of common stock	(12,888)	(3,874)

Net cash used in financing activities	(11,276)	(2,879)
Effect of exchange rate differences on cash and cash equivalents	(892)	(117)

Net increase (decrease) in cash and cash equivalents	17,991	(12,500)
Cash and cash equivalents at beginning of the period	33,538	51,954

Cash and cash equivalents at end of period	$51,529	$39,454
Supplemental disclosure of cash flow information
Cash paid for income taxes	$9,495	$7,128
Cash paid for interest	16	40
Assets acquired under capital leases	—	100
Contingent purchase price accrued	2,805	—

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.                                      Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com and www.liquibiz.com. LSI also operates a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2010 or any future period.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

Short-Term Investments

Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three and nine months ended June 30, 2010 and 2009, the amount of unrealized losses reported in accumulated other comprehensive loss was approximately $45,000 and $133,000, and $5,000 and $6,000, respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other income, net. Realized (losses) and gains for sales of investments for the three and nine months ended June 30, 2010 and 2009 were ($11,000) and ($40,000), and $0 and $3,000 respectively.

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments based on the grant-date fair value. As a result, the Company’s income before provision for income taxes and net income for the three and nine months ended June 30, 2010 and 2009 was approximately $1,785,000 and $758,000, and $6,029,000 and $2,985,000; and $1,652,000 and $892,000, and $4,702,000 and $2,539,000 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2010 was approximately $17,787,000, which will be recognized over the weighted average vesting period of 21 months.  The Company utilizes the Black-Scholes option pricing model to determine its shared-based compensation expense.  Inputs into the Black-Scholes model include volatility rates that range from 40% - 72%, a dividend rate of 0%, and risk-free interest rates that range from 0.31% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate of 19.6% based on its historical forfeiture rate. As a result of adopting the new authoritative guidance on October 1, 2005, the Company’s basic and diluted earnings per share for the three and nine months ended June 30, 2010 and 2009 were approximately $0.03 and $0.03, and $0.11 and $0.11; and $0.03 and $0.03, and $0.09 and $0.09, respectively, lower than if it had continued to account for share-based compensation under the previous authoritative guidance.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Loss

Comprehensive loss includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three and nine months ended June 30, 2010 and 2009 comprehensive income was approximately $2,537,000 and $7,490,000; and $6,019,000 and $3,842,000, respectively.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 970,399 unvested restricted shares outstanding at June 30, 2010, which were issued at prices ranging from $7.48 to $13.35 during the year ended September 30, 2009 and the nine months ended June 30, 2010, of which only 395,288 and 242,548, and 92,439 and 60,187 shares have been included in the calculation of diluted income per share for the three and nine months ended June 30, 2010 and 2009, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)               for the three months ended June 30, 2010, 2,029,955 options;

(b)              for the nine months ended June 30, 2010, 2,029,955 options;

(c)               for the three months ended June 30, 2009, 3,199,605 options; and

(d)              for the nine months ended June 30, 2009, 3,199,605 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	26,959,713	27,464,177	27,181,879	27,755,997
Treasury stock effect of options and restricted stock	411,419	92,439	242,548	95,655

Diluted weighted average common shares outstanding	27,371,132	27,556,616	27,424,427	27,851,652

Net income	$2,990	$3,400	$9,507	$5,077
Net income per common share:
Basic earnings per common share	$0.11	$0.12	$0.35	$0.18
Diluted earnings per common share	$0.11	$0.12	$0.35	$0.18

3.                                      Defense Reutilization and Marketing Service Contracts

The Company’s original Surplus Contract with the Defense Logistics Agency (DLA) Disposition Services expired on December 17, 2008. Under the terms of the original Surplus Contract, the Company distributed to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the original Surplus Contract. Profit-sharing distributions to the DLA Disposition Services for the three and nine months ended June 30, 2010 and 2009 were $0 and $445,000; and $1,365,000 and $16,959,000, respectively, including accrued amounts, as of June 30, 2010 and 2009, of $413,000 and $509,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company responded to a RFP and was awarded the new Surplus Contract. Significant operations began under the new Surplus Contract during February 2009. The new Contract has a base term expiring in February 2012 with two one year renewal options. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense (DOD) at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The new Surplus Contract contains a provision providing for a mutual termination of the contract for convenience. As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

The Company has a Scrap Contract with DLA Disposition Services, in which the base term expires in June 2012 with three one year renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DLA Disposition Services. The Company distributes to DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the Contract. Effective June 1, 2007, the profit-sharing distribution for the Scrap Contract was decreased from 80% to 77% in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. The Scrap Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the 12 months ended June 30, 2010, of approximately $1,286,000, in the quarter ended June 30, 2010. For the three and nine months ended June 30, 2010 and 2009, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $9,927,000 and $28,701,000; and $6,376,000 and $16,116,000, respectively, including accrued amounts, as of June 30, 2010 and 2009, of $3,719,000 and $2,804,000, respectively. The Scrap Contract may be terminated by either the Company or DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through June 30, 2010. As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

4.                                      Network International Acquisition

On June 15, 2010, the Company acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price includes an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. The Company’s estimate of the fair value of the earn-out as of June 30, 2010 is $2,805,000 out of a possible total earn out payment of $7,500,000. Network International is a leading online marketplace for the sale of idle, surplus and used equipment in the oil and gas, petrochemical and power generation industries. Network International conducts sales of client assets on a consignment basis using its online marketplace (www.NetworkIntl.com), an extensive global buyer base and product domain expertise. The Company incurred $524,000 of acquisition costs which were expensed as incurred. The operating results of Network International have been included in the consolidated financial statements from the date of acquisition, which were not material for the period ended June 30, 2010.

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Cash	$3,913
Goodwill	5,819
Receivables and other assets	648
Deferred tax assets	3,930
Covenants not to compete	500
Property and equipment	133
Deferred tax liability	(201)
Other liabilities	(4,437)
Total consideration	$10,305

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Goodwill and Intangible Assets

The carrying amount of goodwill, as of June 30, 2010, is net of a $4,015,000 decrease due to foreign currency translation.

Intangible assets at June 30, 2010 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(3,999)	$1,695
Brand and technology	3 - 5	688	(377)	311
Covenants not to compete	3 - 5	3,185	(1,854)	1,331
Patent and trademarks	3 - 10	228	(85)	143
Total intangible assets, net				$3,480

Future expected amortization of intangible assets at June 30, 2010 was as follows:

Years ending September 30,	(in thousands)
2010 (remaining three months)	$483
2011	1,567
2012	1,171
2013	186
2014	73
Total	$3,480

6.                                      Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility with a bank, which provided for borrowings up to $30.0 million. This senior credit facility expired on April 30, 2010. The Company had no outstanding borrowings under this facility as of September 30, 2009 or April 30, 2010.

On April 30, 2010, the Company entered into a new senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.599% at June 30, 2010) due monthly. As of June 30, 2010, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of June 30, 2010, the Company was in compliance with these covenants.

7.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate.  The Company estimates that its fiscal year 2010 tax rate will be approximately 50%, which is an increase from the estimated 46% utilized during the three months ended December 31, 2009 and March 31, 2010, resulting in a tax rate for the three months ended June 30, 2010 of approximately 57%. The estimated 4% increase is a result of higher losses incurred year to date than were expected in the Company’s foreign operations, which are not deductable against its U.S. taxable income. The Company estimates that its future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company adopted the provisions of new authoritative guidance issued by the FASB related to uncertainty in income taxes on October 1, 2007. The adoption of this new guidance did not impact the Company’s financial position or results of operations. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the U.K. Currently, the Company is not subject to any income tax examinations. The statute of limitations for years prior to fiscal 2006 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2006 may be adjusted upon examination by tax authorities if they are utilized.

8.                                      Stockholders’ Equity

Common Stock

On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $43,977,000 in conjunction with its initial public offering. On March 13, 2007, the Company issued 100,000 shares of common stock for net proceeds of $1,070,000 in conjunction with its follow-on offering.

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase issued and outstanding shares of its common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. On February 2, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2010. During the nine months ended June 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the nine months ended June 30, 2010, 1,114,219 shares were purchased under the program for approximately $12,888,000. As of June 30, 2010, approximately $3.2 million may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

5,000,000 shares of common stock were initially reserved for issuance under the 2006 Plan. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2009, the Company issued options to purchase 1,160,344 shares to employees and directors with exercise prices between $5.53 and $11.48, and options to purchase 363,554 shares were forfeited. During fiscal year 2009, the Company issued 521,653 restricted shares to employees and directors at prices ranging from $7.48 to $11.48, and 30,900 restricted shares were forfeited. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the nine months ended June 30, 2010, the Company issued options to purchase 594,357 shares to employees and directors with exercise prices between $9.05 and $13.35, and options to purchase 66,517 shares were forfeited. During the nine months ended June 30, 2010, the Company issued 673,854 restricted shares to employees and directors at prices ranging from $9.05 to $13.35, and 30,563 restricted shares were forfeited. At June 30, 2010, there were 4,018,865 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2009, the three months ended December 31, 2009, March 31, 2010 and June 30, 2010 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2008	4,029,325	$11.72
Options granted	1,160,344	8.08
Options exercised	(210,413)	5.14
Options canceled	(370,030)	13.61
Options outstanding at September 30, 2009	4,609,226	10.95
Options granted	307,685	9.37
Options exercised	(18,607)	4.04
Options canceled	(13,805)	11.57
Options outstanding at December 31, 2009	4,884,499	10.88
Options granted	111,672	10.88
Options exercised	(65,844)	7.66
Options canceled	(5,817)	13.46
Options outstanding at March 31, 2010	4,924,510	10.92
Options granted	175,000	13.35
Options exercised	(122,287)	7.69
Options canceled	(46,895)	12.08
Options outstanding at June 30, 2010	4,930,328	11.08
Options exercisable at June 30, 2010	2,628,015	11.64

The intrinsic value of outstanding and exercisable options at June 30, 2010 is approximately $11,002,000 and $4,847,000, respectively, based on a stock price of $12.96 on June 30, 2010.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2009, the three months ended December 31, 2009, March 31, 2010 and June 30, 2010 is as follows:

Restricted Shares
Unvested restricted shares at September 30, 2008	10,292
Restricted shares granted	521,653
Restricted shares vested	(38,209)
Restricted shares canceled	(30,900)
Unvested restricted shares at September 30, 2009	462,836
Restricted shares granted	464,324
Restricted shares vested	(61,817)
Restricted shares canceled	(2,813)
Unvested restricted shares at December 31, 2009	862,530
Restricted shares granted	127,030
Restricted shares vested	(73,036)
Restricted shares canceled	(13,250)
Unvested restricted shares at March 31, 2010	903,274
Restricted shares granted	82,500
Restricted shares vested	(875)
Restricted shares canceled	(14,500)
Unvested restricted shares at June 30, 2010	970,399

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Fair Value Measurement

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

As of June 30, 2010, the Company’s Level 1 short-term investments of $17,681,000 are the only financial instruments measured at fair value.

10.                               Contingencies

In January 2008, Kormendi/Gardener Partners (KGP) commenced litigation against Government Liquidation.com (GL) and Surplus Acquisition Venture, LLC (SAV), two of the Company’s subsidiaries, seeking $1.5 million in damages.  KGP claims it is entitled to these damages because of actions GL and SAV took at the direction of DLA Disposition Services pursuant to an amendment to the original Surplus Contract entered into in August 2006. GL and SAV believe they have meritorious defenses in this litigation.  In addition, SAV and GL believe they likely would be able to recover their costs and damages arising out of this litigation from DLA Disposition Services under the terms of the original Surplus Contract.

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

Overview

About us.  We are a leading online auction marketplace for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,152,000 to approximately 1,315,000, or 14.1%.

Recent initiatives.  On June 15, 2010, we acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price includes an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. Our estimate of the fair value of the earn-out as of June 30, 2010 is $2,805,000 out of a possible total earn out payment of $7,500,000. Network International is a leading online marketplace for the sale of idle, surplus and used equipment in the oil and gas, petrochemical and power generation industries. Network International conducts sales of client assets on a consignment basis using its online marketplace (www.NetworkIntl.com), an extensive global buyer base and product domain expertise.  Network International will operate as a part of our Commercial Asset Recovery Division. The acquisition strengthens our business by adding 22 Fortune 500 corporations and 8 of the world’s largest multinationals across the energy supply chain as new clients along with a critical mass of buyers and relationships to further expand our commercial capital assets business. This acquisition will allow Network International’s clients to increase their financial recovery and improve cycle times for a broader range of assets by accessing our menu of value added services and leveraging our base of over 400,000 registered buyers of capital assets, ranging from heavy machinery to rolling stock and scrap metal.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 26.0 % and 25.3% of our total revenue for the three and nine months ended June 30, 2010, respectively. The merchandise sold under our profit-sharing model accounted for approximately 17.3% and 17.6% of our gross merchandise volume, or GMV, for the three and nine months ended June 30, 2010, respectively.

•                  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.3% and 8.1% of our total revenue for the three and nine months ended June 30, 2010, respectively. The merchandise sold under our consignment model accounted for approximately 38.9% and 36.3% of our GMV for the three and nine months ended June 30, 2010, respectively.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 64.3% and 64.8% of our total revenue for the three and nine months ended June 30, 2010, respectively. The merchandise sold under our purchase model accounted for approximately 42.9% and 45.0% of our GMV for the three and nine months ended June 30, 2010, respectively.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

In the three months ended June 30, 2010, we generated less than 1% of our revenue from advertisements on our wholesale industry portals.

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

Our Seller Agreements

Our DoD agreements.  We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contracts.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we will receive 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which is substantially complete. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we have been awarded the contract. We began operations under the new Surplus Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to the DoD’s right to extend it for two additional one-year terms. Revenue from our Surplus Contracts (including buyer premiums) accounted for approximately 31.3% and 29.9% of our total revenue for the three and nine months ended June 30, 2010, respectively. The property sold under our Surplus Contracts accounted for approximately 20.9% and 20.8% of our GMV for the three and nine months ended June 30, 2010, respectively.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to DoD’s right to extend it for three additional one-year terms. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 26.0% and 23.9% of our total revenue for the three and nine months ended June 30, 2010, respectively. The property sold under our Scrap Contract accounted for approximately 17.3% and 16.6% of our GMV for the three and nine months ended June 30, 2010, respectively.

Under the original Surplus Contract, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Scrap Contract and the original Surplus Contract, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to the DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. The DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the original Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the original Surplus Contract and the DoD was entitled to receive 72.5%. For property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits and thus the DoD received between 69.5% and 75% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive was measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. Under the new Surplus Contract, which began on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8%, of the DLA Disposition Services’ acquisition value, to be paid for the property.

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

Our commercial agreements.  We have over 450 corporate clients each of which have sold in excess of $10,000 of surplus and salvage assets in our marketplaces during the last twelve months. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2010 totaled $109.0 million and $308.0 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and nine months ended June 30, 2010, we completed approximately 140,000 and 403,000 transactions, respectively.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2010, we had approximately 1,315,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and nine months ended June 30, 2010, approximately 595,000 and 1,753,000 total auction participants participated in auctions on our marketplaces, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income less (a) interest income and other income, net; plus (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense and transaction expenses related to acquisitions.

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

•                                          In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model, changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. We adopted this guidance for the fiscal year beginning October 1, 2009. Accordingly, we believe adjusting net income for these acquisition related transaction expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
	(in thousands) (unaudited)
Net income	$2,990	$3,400	$9,507	$5,077
Interest income and other income, net	(50)	(33)	(91)	(359)
Provision for income taxes	4,041	2,896	9,692	4,325
Amortization of contract intangibles	203	203	610	610
Depreciation and amortization	1,058	828	2,938	2,144

EBITDA	8,242	7,294	22,656	11,797
Stock compensation expense	1,785	1,652	6,029	4,702
Acquisition costs	524	—	524	—

Adjusted EBITDA	$10,551	$8,946	$29,209	$16,499

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $42.4 million at June 30, 2010. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Income taxes.  During fiscal years 2007, 2008 and 2009, we had an effective income tax rate of approximately 40%, 43% and 58%, respectively, which included federal, state and foreign income taxes. Our 2009 effective income tax rate increased principally because we recorded a $1,287,000 valuation allowance against the deferred tax assets of our foreign subsidiaries, consisting principally of net operating loss carryforwards. $960,000 of the valuation allowance was necessitated by losses in recent years at our UK subsidiary, especially in 2009, primarily as a result of the loss of our largest client. We estimate that our fiscal year 2010 tax rate will be approximately 50%, which is an increase from the estimated 46% utilized during the three months ended December 31, 2009 and March 31, 2010, resulting in a tax rate for the three months ended June 30, 2010 of approximately 57%. The estimated 4% increase is a result of higher losses incurred year to date than were expected in our foreign operations, which are not deductable against our U.S. taxable income. We estimate that our future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2010	2009	2010	2009
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	41.8	35.6	42.4	35.8
Profit-sharing distributions	14.1	13.9	14.2	19.7
Technology and operations	16.5	19.7	16.9	20.2
Sales and marketing	7.2	7.6	7.0	7.7
General and administrative	8.4	10.6	8.7	9.8
Amortization of contract intangibles	0.3	0.3	0.4	0.3
Depreciation and amortization	1.4	1.5	1.3	1.3
Acquisition costs	0.7	—	0.2	—

Total costs and expenses	90.4	89.2	91.1	94.8

Income from operations	9.6	10.8	8.9	5.2
Interest income and other income, net	0.1	0.1	0.0	0.2

Income before provision for income taxes	9.7	10.9	8.9	5.4
Provision for income taxes	(5.6)	(5.0)	(4.5)	(2.5)

Net income	4.1%	5.9%	4.4%	2.9%

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue.  Revenue increased $14.7 million, or 25.3%, to $72.7 million for the three months ended June 30, 2010 from $58.0 million for the three months ended June 30, 2009. This was primarily due to (1) a 37.5% increase, or $5.1 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 28.2% increase, or $5.0 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; and (3) a 21.9% increase, or $4.6 million, in our U.S. commercial business as a result of several new programs for large retailers, which began in the last quarter of fiscal year 2009. The amount of gross merchandise volume increased $18.4 million, or 20.3%, to $109.0 million for the three months ended June 30, 2010 from $90.6 million for the three months ended June 30, 2009, primarily due to the growth in our U.S. commercial and DoD businesses discussed above and a 16.7% increase, or $3.5 million, in our state and local government (GovDeals) business.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $9.7 million, or 46.8%, to $30.4 million for the three months ended June 30, 2010 from $20.7 million for the three months ended June 30, 2009. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 41.8% from 35.6%. These increases are primarily due to (1) expenses of $3.1 million associated with new Surplus Contract, as a result of the growth discussed above, which utilizes the purchase model and (2) expenses of $6.3 million associated with our U.S. commercial business as a result of the growth discussed above.

Profit-sharing distributions.  Profit-sharing distributions increased $2.2 million, or 26.7%, to $10.3 million for the three months ended June 30, 2010 from $8.1 million for the three months ended June 30, 2009. As a percentage of revenue, profit-sharing distributions increased to 14.1% from 13.9%. These increases are primarily due to the growth in the scrap business discussed above.

Technology and operations expenses.  Technology and operations expenses increased $0.6 million, or 5.0%, to $12.0 million for the three months ended June 30, 2010 from $11.4 million for the three months ended June 30, 2009, primarily due to increases in staff wages, including stock based compensation, associated with the hiring of 23 additional personnel to support the growth discussed above. As a percentage of revenue, these expenses decreased to 16.5% from 19.7%, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff and distribution centers.

Sales and marketing expenses.  Sales and marketing expenses increased $0.8 million, or 18.7%, to $5.2 million for the three months ended June 30, 2010 from $4.4 million for the three months ended June 30, 2009, primarily due to increases in staff wages, including stock based compensation, associated with the hiring of 23 additional personnel to support the growth discussed above. As a percentage of revenue, these expenses decreased to 7.2% from 7.6%, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses were consistent at $6.2 million for the three months ended June 30, 2010 and 2009. As a percentage of revenue, these expenses decreased to 8.4% from 10.6%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended June 30, 2010 and 2009, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.3 million, or 27.8%, to $1.1 million for the three months ended June 30, 2010 from $0.8 million for the three months ended June 30, 2009, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during the fiscal year ended September 30, 2009.

Acquisition costs.  Acquisition costs were $0.5 million for the three months ended June 30, 2010 and $0 for the three months ended June 30, 2009, as a result of our acquisition of Network International, Inc. on June 15, 2010. In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model, changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. We adopted this guidance for the fiscal year beginning October 1, 2009.

Interest income and other income, net.  Interest income and other income, net was consistent at $0.1 million for the three months ended June 30, 2010 and 2009.

Provision for income tax expense.  Income tax expense increased $1.1 million, or 39.5%, to $4.0 million for the three months ended June 30, 2010 from $2.9 million for the three months ended June 30, 2009, primarily due to (1) the increase in income before provision for income taxes and (2) we estimate that our fiscal year 2010 tax rate will be approximately 50%, which is an increase from the estimated 46% utilized during the three months ended December 31, 2009 and March 31, 2010, resulting in a tax rate for the three months ended June 30, 2010 of approximately 57%. The estimated 4% increase is a result of higher losses incurred year to date than were expected in our foreign operations, which are not deductable against our U.S. taxable income. We estimate that our future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised..

Net income.  Net income decreased $0.4 million, or 12.1%, to $3.0 million for the three months ended June 30, 2010 from $3.4 million for the three months ended June 30, 2009, primarily due to the increase in tax rate discussed above.

Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Revenue.  Revenue increased $40.4 million, or 23.4%, to $213.8 million for the nine months ended June 30, 2010 from $173.4 million for the nine months ended June 30, 2009. This was primarily due to (1) a 50.2% increase, or $17.1 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 28.9% increase, or $18.2 million, in our U.S. commercial business as a result of several new programs for large retailers, which began in the last quarter of fiscal year 2009; and (3) a 10.9% increase, or $6.3 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; offset in part by a 21.4% decrease, or $2.1 million, in our international commercial business. The amount of gross merchandise volume increased $44.1 million, or 16.7%, to $308.0 million for the nine months ended June 30, 2010 from $263.9 million for the nine months ended June 30, 2009, primarily due to the growth in our U.S. commercial and DoD businesses discussed above and a 12.7% increase, or $7.1 million, in our state and local government (GovDeals) business.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $28.7 million, or 46.3%, to $90.7 million for the nine months ended June 30, 2010 from $62.0 million for the nine months ended June 30, 2009. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 42.4% from 35.8%. These increases are primarily due to (1) expenses of $13.4 million associated with the new Surplus Contract, which had its first full quarter of operations in the third quarter of fiscal year 2009 and utilizes the purchase model and (2) expenses of $15.9 million associated with our U.S. commercial business as a result of the growth discussed above; offset by a net decrease in expenses of $0.6 million associated with our other businesses.

Profit-sharing distributions.  Profit-sharing distributions decreased $3.9 million, or 11.4%, to $30.3 million for the nine months ended June 30, 2010 from $34.2 million for the nine months ended June 30, 2009. As a percentage of revenue, profit-sharing distributions decreased to 14.2% from 19.7%. These decreases are primarily due to the completion of the original Surplus Contract.

Technology and operations expenses.  Technology and operations expenses increased $1.2 million, or 3.4%, to $36.2 million for the nine months ended June 30, 2010 from $35.0 million for the nine months ended June 30, 2009, primarily due to increases in staff wages, including stock based compensation. As a percentage of revenue, these expenses decreased to 16.9% from 20.2%, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff and distribution centers.

Sales and marketing expenses.  Sales and marketing expenses increased $1.6 million, or 11.9%, to $14.9 million for the nine months ended June 30, 2010 from $13.3 million for the nine months ended June 30, 2009, primarily due to increases in staff wages, including stock based compensation, associated with the hiring of 23 additional personnel to support the growth discussed above . As a percentage of revenue, these expenses decreased to 7.0% from 7.7%, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses increased $1.6 million, or 9.0%, to $18.6 million for the nine months ended June 30, 2010 from $17.0 million for the nine months ended June 30, 2009, primarily due to (1) expenses of $0.9 million associated with increases in staff wages and (2) expenses of $0.6 million associated with stock based compensation. As a percentage of revenue, these expenses decreased to 8.7% from 9.8%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.6 million for the nine months ended June 30, 2010 and 2009, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.8 million, or 37.0%, to $2.9 million for the nine months ended June 30, 2010 from $2.1 million for the nine months ended June 30, 2009, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during the fiscal year ended September 30, 2009.

Acquisition costs.  Acquisition costs were $0.5 million for the nine months ended June 30, 2010 and $0 for the nine months ended June 30, 2009, as a result of our acquisition of Network International, Inc. on June 15, 2010. In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model, changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. We adopted this guidance for the fiscal year beginning October 1, 2009.

Interest income and other income, net.  Interest income and other income, net decreased $0.3 million, or 74.6%, to $0.1 million for the nine months ended June 30, 2010 from $0.4 million for the nine months ended June 30, 2009, primarily due to a reduction in short term interest rates.

Provision for income tax expense.  Income tax expense increased $5.4 million, or 124.1%, to $9.7 million for the nine months ended June 30, 2010 from $4.3 million for the nine months ended June 30, 2009, primarily due to (1) the increase in income before provision for income taxes and (2) we estimate that our fiscal year 2010 tax rate will be approximately 50%, which is an increase from the estimated 46% utilized during the nine months ended June 30, 2009. The estimated 4% increase is a result of higher losses incurred year to date than were expected in our foreign operations, which are not deductable against our U.S. taxable income. We estimate that our future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised..

Net income.  Net income increased $4.4 million, or 87.2%, to $9.5 million for the nine months ended June 30, 2010 from $5.1 million for the nine months ended June 30, 2009.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2010, we had approximately $51.5 million in cash and cash equivalents, $17.7 million in short-term investments and $24.3 million available under our $30.0 million senior credit facility, due to issued letters of credit for $5.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2010. During the nine months ended June 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the nine months ended June 30, 2010, 1,114,219 shares were purchased under the program for approximately $12,888,000. As of June 30, 2010, approximately $3.2 million may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2010 Compared to Nine Months Ended June 30, 2009

Net cash provided by operating activities was $24.4 million for the nine months ended June 30, 2010 and $4.1 million for the nine months ended June 30, 2009. For the nine months ended June 30, 2010, net cash provided by operating activities primarily consisted of net income of $9.5 million, depreciation and amortization expense of $3.6 million, stock compensation expense of $6.0 million and a net increase in accounts payable, accrued expenses and other liabilities of $6.6 million primarily due to the terms we receive from the DoD under the new Surplus Contract, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $1.0 million and a decrease in the provision for doubtful accounts of $0.3 million. For the nine months ended June 30, 2009 net cash provided by operating activities primarily consisted of net income of $5.1 million, depreciation and amortization expense of $2.8 million, stock compensation expense of $4.7 million, offset in part by, a decrease in the provision for doubtful accounts of $0.1 million, a net increase in accounts receivable, inventory and prepaid assets of $1.7 million and a net decrease in accounts payable, accrued expenses and other liabilities of $6.7 million.

Net cash provided by investing activities was $5.7 million for the nine months ended June 30, 2010 compared to net cash used in investing activities of $13.6 million for the nine months ended June 30, 2009. Net cash provided by investing activities for the nine months ended June 30, 2010 consisted primarily of net sales of short-term investments of $12.8 million, offset in part by capital expenditures of $3.1 million for purchases of equipment and leasehold improvements, cash paid for acquisitions net of cash acquired of $3.6 million and an increase of goodwill and intangibles of $0.4 million. Net cash used in investing activities for the nine months ended June 30, 2009 consisted primarily of net purchases of short-term investments of $10.6 million, increase in goodwill and intangible assets of $0.2 million, and capital expenditures of $2.8 million for purchases of equipment and leasehold improvements.

Net cash used in financing activities was $11.3 million for the nine months ended June 30, 2010 and $2.9 million for the nine months ended June 30, 2009. Net cash used in financing activities for the nine months ended June 30, 2010 consisted primarily of $12.9 million for stock repurchases and $0.1 million for principal repayments of capital lease obligations, offset in part by proceeds from the exercise of common stock options including the tax benefit of $1.7 million. Net cash used in financing activities for the nine months ended June 30, 2009 consisted primarily of $3.9 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $1.0 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $4.0 million to $4.5 million in the fiscal year ending September 30, 2010. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2010 were $3.1 million. As of June 30, 2010, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due April 30, 2013. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of June 30, 2010, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $24.3 million due to issued letters of credit for $5.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2010, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of June 30, 2010 and September 30, 2009 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of June 30, 2010, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than four percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)

April 1 to April 30, 2010	—	—	—	—

May 1 to May 31, 2010	—	—	—	—

June 1 to June 30, 2010	293,181	$13.53	293,181	$3,238,000

Total	293,181	$13.53	293,181	$3,238,000

(1)          On December 2, 2008, our Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $10.0 million of our issued and outstanding shares of common stock. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program.

Item 6. Exhibits.

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated June 8, 2010, by and among Liquidity Services, Inc., Leon Kennedy Acquisition Corp., Network International, Inc. and Eton Venture Services, Ltd. Co., incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 21, 2010.

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

10.1

Financing and Security Agreement, dated April 30, 2010, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010.

10.2

Revolving Credit Note, dated April 30, 2010, issued by Liquidity Services, Inc. to Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010.

10.3

Guaranty of Payment Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010.

10.4

Security Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America., N.A., incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010.

10.5

Pledge, Assignment and Security Agreement (GovDeals), dated April 30, 2010, by Liquidity Services, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010.

10.6

Guaranty of Payment Agreement, dated April 30, 2010, by Surplus Acquisition Venture, LLC for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010.

10.7

Security Agreement, dated April 30, 2010, by Surplus Acquisition Venture, LLC for the benefit of Bank of America., N.A., incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010.

10.8

Pledge, Assignment and Security Agreement (Surplus Acquisition Venture), dated April 30, 2010, by Liquidity Services, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K, filed with the SEC on May 6, 2010.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2010.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer