Form 10-K
period 2010-09-30
LIQUIDITY SERVICES INC
filed 2010-12-10
CIK 1235468

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2010
OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2010 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $178,481,748.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of December 10, 2010 was 27,326,365.

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

 PART I

Item 1.    Business.

Overview

        We operate several leading online auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.uk-liquidation.co.uk and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuing flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2010, the number of registered buyers grew from approximately 1,202,000 to approximately 1,403,000, or 16.8%. During the past three fiscal years, we have conducted over 1,363,000 online transactions generating over $1.1 billion in gross merchandise volume or GMV. We believe the continuing flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.

        In the fiscal year ended September 30, 2010, we generated GMV of $430.1 million and revenue of $286.8 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our GMV has grown at a compound annual growth rate of approximately 26% since fiscal year 2006. Additionally, we have been profitable and cash flow positive each year since fiscal year 2003.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. According to the National Retail Federation, a retail industry association, the total value of merchandise returned in the United States for 2010 is estimated to be $194 billion, up approximately 5% from $185 billion in 2009.

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

        Traditional methods of surplus asset disposition include ad-hoc, negotiated direct sales, utilization of individual brokers or sales agents and live on-site auctions. We believe these solutions are generally highly fragmented, geographically dispersed and poorly integrated with supply chain operations. The manual, negotiated and geographically dispersed nature of traditional surplus resale methods results in a lack of pricing transparency for offered goods, multiple brokers/parties ultimately involved in the final disposition and a lower number of potential buyers and bids, which we believe typically leads to lower recovery for sellers.

        A significant number of professional buyers seek surplus and salvage assets to sustain their operations and end customers demand. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms and small businesses. Traditionally, these buyers have had limited access to a reliable flow of surplus goods and assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:

  •
  global access to an available continuous supply of desired goods and assets;

  •
  efficient and inexpensive sourcing processes;

  •
  a professionally managed central marketplace with transparent, high quality services;

  •
  detailed information and product description for the offered goods; and

  •
  pricing transparency or ability to compare asset prices.

        The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation (IDC), a provider of global IT research and advice, estimates 1.4 billion people used the Internet on a regular basis during 2008. This number is expected to surpass 1.9 billion by 2012 or 30% of the world's population. (Source: IDC's Digital Marketplace Model and Forecast). We believe professional buyers of surplus and salvage assets will increasingly use the Internet to identify and source goods available for immediate purchase.

Our Solution

        Our solution is comprised of our online auction marketplaces, value-added services and our wholesale search and advertising portal. Our marketplaces and services are designed to provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to several liquid marketplaces with over 1.4 million professional buyers and a suite of services and logistics capabilities to efficiently manage our clients' reverse supply chain. We seek the optimal methods to maximize our clients' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

        Through our relationships with sellers, we provide buyers convenient access to a substantial and continuous flow of surplus and salvage assets. We provide buyers with products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and individual items. Our solution combines leading online marketplaces with a full suite of integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide buyers a convenient method for sourcing surplus and consumer goods. For any given asset, buyers have access to a detailed product description, product manifest, digital images of a product, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become the primary source for many of our professional buyers and end-users.

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a virtual cycle for our buyers and sellers. As of September 30, 2010, we had aggregated over 1,403,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2010 we had over 2,247,000 auction participants in our online auctions from our registered buyers. During fiscal year 2010, we grew our registered buyer base by 16.8% or approximately 201,000. As buyers continue to discover and use our online marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Competitive Factors

        We have created liquid marketplaces for virtually any type, quantity or condition of surplus or salvage assets. The strengths of our business model include:

Aggregation of supply and demand for surplus and salvage assets

        Our ability to aggregate sellers and buyers through our marketplaces is a fundamental strength of our business model. Sellers benefit from a liquid, transparent market and the active participation of our large base of professional buyers, which enhances returns. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of surplus and salvage assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators. Instead, sellers and buyers conveniently access our online marketplaces for their entire surplus and salvage asset needs.

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

Solutions that promote sustainability and green solutions for improved corporate/government stewardship

        Our solutions provide a range of capabilities that enable corporate and government agencies to directly reduce the amount of waste generated by redistributing end of life products or assets, through our solutions, improving the net financial recovery generated while positively impacting the communities they serve. In addition, we enable our sellers and their customers or consumers to reduce consumer electronics waste through our trade-in solutions. In aggregate, some of the world's largest forward thinking corporations and government agencies have significantly enhanced their stewardship of communities and the environment by partnering with us.

Our Strategy

        Our mission is to provide commercial and government clients and buying customers the world's most transparent, innovative and effective online marketplaces and integrated services for surplus assets. The key elements of our mission are to continue to:

Grow our buyer base and increase active buyer participation on our marketplaces

        We intend to increase the active buyer participation within our marketplaces, by attracting new buyers and leveraging our base of existing professional buyers. We intend to attract new buyers by using a variety of online and traditional marketing programs while improving the services and experience for our valued professional buyers. In addition, we plan to use the comprehensive buyer profiles, preferences and transactional data we have compiled over the past several years to enable us to identify and market highly relevant assets available through our marketplaces to the most likely buyers. We believe these initiatives will help us to increase the total number of auction participants and increase loyalty among our buyer base.

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

Innovation and Technology Development

        During the past year we embarked on a redesign of our technology to create more personalized and diverse user experiences and tools for our buyers and sellers. Some of these, such as Seller Self-Service, trade in services, Web-site enhancements or features and multi-channel optimization have already enhanced our business. We intend to develop and introduce new tools to further automate our solution and leverage the scalability of our technology investments across all of our marketplaces. In addition to enhancing the features, experience, and service for our buyers and sellers, we seek to leverage the increasing insight we gain with each transaction to enhance the recovery value clients realize along with improving the relevancy for our buyers in the reverse supply chain.

Acquire complementary businesses

        We intend to increase our share of the supply of surplus and salvage goods sold by expanding our operations geographically and across new complementary markets. To support this growth, we intend to continue our disciplined and targeted acquisition strategy. Our approach focuses on identifying target companies that will offer us new or complementary areas of expertise, technology advancements, client bases and geographic territories, such as the GovDeals acquisition, which we completed on January 1, 2008, the Geneva Group acquisition, which we completed on May 1, 2008 and the Network International acquisition, which we completed on June 15, 2010. In considering each acquisition scenario, we evaluate the merits of the individual opportunity and determine whether to employ a "buy" or "build" strategy.

Our Marketplaces

        Our online auction marketplaces serve as an efficient and convenient method for the sale of surplus and salvage consumer goods and capital assets. We operate and enable several marketplaces, including the following:

  •
  Our www.liquidation.com marketplace enables corporations and selected government agencies located in the United States to sell surplus and salvage consumer goods and capital assets. This leading business to business marketplace and our related value-added services are designed to meet the needs of clients by selling their surplus assets to domestic and international buyers.

  •
  Our www.govliquidation.com marketplace enables selected federal government agencies to sell surplus and scrap assets. In addition to goods sold on behalf of other federal agencies, the surplus and scrap assets we sell as the exclusive contractor of the Defense Logistics Agency (DLA) Disposition Services of the U.S. Department of Defense are sold in this marketplace. To satisfy the requirements of U.S. federal government agency sellers, this marketplace incorporates additional terms and conditions of sale, such as U.S. Trade Security Controls clearance for the sale of export-controlled property.

  •
  Our www.govdeals.com marketplace enables local and state government entities including city, county and state agencies as well as school boards and public utilities located in the United States to sell surplus and salvage assets. This marketplace and our related services are designed to meet the unique needs of public sector clients selling to domestic and international buyers.

  •
  Our www.liquibiz.com and www.uk-liquidation.co.uk marketplaces enable European-based corporations and government agencies to sell surplus consumer goods and assets to European and other international buyers. While all of our marketplaces reach a global buyer base, we recognize that high shipping costs can impact the amount a buyer is willing to bid for goods. As a result, we created these marketplaces and operations to geographically align European sellers and buyers. We intend to further expand our operations in Europe through our existing facilities in the United Kingdom.

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

        In addition to these leading business to business marketplaces, we recognize the need to reach end users for some of the assets our clients have entrusted to us. Thus, we have developed the capability to sell products on our client's behalf directly to end-users and/or consumers using a range of existing marketplaces. Our www.secondipity.com marketplace provides consumers a trusted source of value products through a socially conscious online experience designed to provide "Better Value, Better Life," through donating a portion of the proceeds of every sale to charity. We also have an established global buyer base that seeks to buy in larger quantities than are offered through our standard auction platform. Thus, we have dedicated sales teams to support their needs and supply chain. These range from a single truckload to ongoing flows for export anywhere in the world, where we market, handle, and support the full disposition on behalf of our buyers. We expect to continue to meet the needs of our clients and to access a growing range of products for all our buyers by enabling our multi-channel strategy to ensure we create the greatest value for assets at the end of their initial product life cycle.

Our Value-Added Services for Buyers and Sellers

        We have integrated value-added services to simplify the supply chain processes for our buyers and sellers. We believe these services create the greatest operational efficiencies within this element of the supply chain enabling the greatest value for sellers and buyers with the highest level of confidence and transparency in the services we provide. Additionally, we believe these services improve compliance with the various policies, regulations and sale restrictions of our corporate and government sellers while supporting, or greatly enhancing, many corporate or government environmental initiatives.

Seller services.    We offer value-added services to sellers in three areas: (1) merchandising and channel optimization, (2) logistics and (3) settlement and customer support.

  •
  Merchandising and Channel Optimization efforts encompass all of the services necessary to prepare merchandise for a successful auction and include the following:

  •
  Channel Optimization—we determine the marketplace and channel sales strategy that creates the greatest value for the individual asset using our real time transaction systems and proprietary data to support ongoing optimization.

  •
  Marketing and promotion—we use a variety of both online and traditional marketing methods to promote our sellers' merchandise and generate the greatest interest in each asset.

  •
  Asset lotting and merchandising—we leverage our industry experience to organize the merchandise we receive into size and product combinations that meet buyer preferences within each marketplace and channel.

  •
  Product information enhancement—we provide digital images of the merchandise to be sold and combine the images with relevant information. In order to increase the realized sales value, we also research, collect and use supplemental product information to enhance product descriptions.

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

  •
  Return to vendor or product disposition to non-sales channels—we will manage the end to end processes for our clients ensuring that returned merchandise is disposed through a variety of disposition requirements including the end to end management of returning products to vendors, charities, or channels outside of our leading marketplace solutions.

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

  •
  Collection and settlement—we collect payments on behalf of sellers prior to delivery of any merchandise and disburse the profits to the seller after the satisfaction of all conditions of a sale.

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

Buyer services.    Many of the services we provide to sellers also benefit buyers by providing them with the information necessary to make a more informed bid and to receive the goods they purchased. Our buyer focused services include the following:

  •
  Intelligent alerts and recommendations—we notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to ensure informed recommendations whenever we identify a product that fits a buyer's preference. We will alert our buyers based on their preferences when auctions are initially launched or nearing conclusion and based on various other parameters to enable our buyers to see the most relevant products.

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

  •
  Broad and flexible range of shipping/pick-up options—we can provide packaging and shipping services for each transaction, whether it is a small item or container loads for export, including buyer pick-up at our premises, for the vast majority of transactions, or support of buyer arranged transportation. We support the most efficient solution for each transaction and each buyer.

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

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2010, we had 124 sales and 27 marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value to existing sellers. Our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

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

  •
  Medium to small corporate sellers.  These sellers are offered a turn-key solution enabling them to self-serve in our marketplaces by accessing tools and resources to optimize their internal processes and net recovery.

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

  •
  a scalable back office that enables buyers and sellers to efficiently manage transactions among remote business users by utilizing account management tools, including payment collection, invoicing management, shipping and transaction settlement; and

  •
  an input/output agnostic platform, including Application Programming Interface (APIs) or other conduits that enable us to integrate seamlessly with partner enterprise applications of sellers and third party service providers.

        We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted in a physically secure and network-secure environment at data centers in Ashburn, Virginia, which is managed by Equinix, Inc., Phoenix, Arizona, which is managed by Limelight Networks, Inc., in Atlanta, Georgia, which is managed by SunGard, LP, and in Houston, Texas, which is managed by Cyrus One. Every critical piece of our application is fully redundant, and we maintain off-site back-up systems as well as a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our online marketplaces.

        Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant efforts to protecting our systems from intrusion.

Operations

        Supporting large organizations that have a recurring need to sell surplus and salvage assets requires systematic processes to enhance the financial value and convenience received by our customers. We believe we have integrated all of the required operational processes into our solution to efficiently and to effectively support our buyers and sellers. Our operations group is comprised of three functions: (1) buyer relations, (2) shipping logistics and (3) distribution center operations.

Buyer relations

        Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments and resolving disputes. Our websites contain extensive information about buying through our online marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently-asked buyer questions and an indexed help section. Buyers are able to contact a customer service representative by live chat as well as e-mail or phone if they need additional support.

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
  other e-commerce providers;

  •
  auction websites;

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

Our Contracts with the U.S. Department of Defense

        We are the exclusive contractor with the DLA Disposition Services for the sale of surplus and scrap assets of the U.S. Department of Defense in the United States. This relationship provides a significant supply of goods that we offer to our buyer base through our online marketplace www.govliquidation.com. In support of these contracts, we provide services in over 1 million square feet of military warehouse space at over 150 military bases throughout the United States.

        We have two material contracts with DoD under which we acquire, manage and sell government property. The largest contract was originally awarded in June 2001, and was renewed in December 2008, relates to usable surplus property of DoD turned in to the DLA Disposition Services and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, equipment, aircraft parts, clothing and textiles (the "Surplus Contract"). The second contract was awarded in June 2005 and relates to substantially all scrap property of DoD turned into the DLA Disposition Services, such as metals, alloys, and building materials. Property sold under the contracts is "demilitarized" prior to sale and does not include weapons or hazardous materials (the "Scrap Contract").

        The Surplus Contract accounted for 31.3%, 32.8% and 29.9% of our revenue and 23.0%, 21.8% and 19.9% of our gross merchandise volume for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. We began operating under the Scrap Contract in August 2005, and it accounted for 31.1%, 21.5% and 25.0% of our revenue and for 22.8%, 14.2% and 16.7% of our gross merchandise volume for the fiscal years 2008, 2009 and 2010, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

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

        Under the new Surplus Contract, which was executed on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8% of the DLA Disposition Services' acquisition value to be paid for the property. The DoD has broad discretion to determine what property will be made available for sale to us under the new Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The new Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD.

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

        We are also prohibited from selling property to persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments, including the Specially Designated Nationals and Blocked Persons List maintained by the Office of Foreign Assets Control of the U.S. Department of Treasury and the Entity List maintained by BIS, the Denied Persons List maintained by BIS and the Debarred Parties List maintained by DDTC. In addition, we are prohibited from selling to countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. As part of each sale, we collect information from potential customers that our systems cross reference against a list of restricted or prohibited parties and countries, regimes, or nationals that are the target of economic sanctions or other embargoes in order to comply with these restrictions. Failure to satisfy any of these export control and other regulatory requirements could subject us to civil and criminal penalties and administrative sanctions, including termination of the DLA Disposition Services contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. federal government agencies.

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

Intellectual Property

        We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com,www.liquibiz.com, www.govdeals.com, www.uk-liquidation.co.uk and www.goWholesale.com. We pursue the registration of our trademarks in the U.S. and internationally. We are pursuing patent protection. Effective patent, copyright, trademarks, trade secret and domain name protection is expensive to maintain and may require litigation to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions.

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

Employees

        As of September 30, 2010, we had 640 U.S. employees, including 136 in sales and marketing, 43 in technology, 48 in customer service, 333 in operations and 80 in finance and administration. In addition, as of that date, we had 64 international employees (located primarily in the United Kingdom), including 15 in sales and marketing, 3 in technology, 9 in customer service, 30 in operations and 7 in finance and administration.

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

Item 1A.    Risk Factors.

        You should carefully consider the risks described below, together with all of the other information in this Annual Report, including the consolidated financial statements and related notes, before making an investment decision with respect to our common stock. If any of the following risks occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not in any particular order and are not the only significant risks we may face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

We depend on contracts with the United States Department of Defense for a significant portion of our revenue, and if our relationship with this customer is disrupted, we would experience a significant decrease in revenue and income.

        We have two material contracts with the DLA Disposition Services under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired,

we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 31.3%, 32.8% and 29.9% of our revenue and 23.0%, 21.8% and 19.9% of our GMV for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. The Scrap Contract accounted for 31.1%, 21.5% and 25.0% of our revenue and 22.8%, 14.2% and 16.7% of our GMV in fiscal year 2008, 2009 and 2010, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The Surplus Contract has a three-year base term that expires in February 2012, subject to the DoD's right to extend for two additional one-year terms. The Scrap Contract has a seven-year base term that expires in August 2012, subject to the DoD's right to extend for three additional one-year terms. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

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

  •
  achieve high levels of seller and buyer satisfaction with the trading experience; and

  •
  maintain our relationship with one commercial seller that generates approximately 10% of our GMV, through multiple contracts / programs.

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
  other e-commerce providers;

  •
  auction websites;

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

  •
  introduction of new or enhanced websites, services or product offerings by us or our competitors, which may impact our margins;

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

        Under our profit-sharing and purchase model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we sell on our websites are characterized by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not receive warranties on the goods we purchase and, as a result, we have to resell or dispose of any returned goods. Historically, the number of disposed goods (which includes returned goods that we have not resold) has been less than 2% of the goods we have purchased. To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may miscalculate buyer demand and overpay for the acquired merchandise. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. For example, under the Surplus Contract, we are obligated to purchase all DoD surplus property at 1.8% of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. Declines in commodity prices may also reduce the profit we are able to realize in our scrap business. For example, we may not be able to sell our inventory for amounts above its cost and we may incur a loss in products we handle for our commercial clients. As we grow our business, we may choose to increase the amount of merchandise we purchase directly from sellers, thus resulting in increased inventory levels and related risk. Any such increase would require the use of additional working capital and subject us to the additional risk of incurring losses on the sale of that inventory.

A protracted global recession could have a material adverse effect on our operating income, financial condition, cash flows and the trading price of our stock.

        A long-term global recession could reduce the demand for our services while decreasing the prices paid in our auctions and increasing our costs, which could adversely affect the results of our operations. For over two years, financial markets have been experiencing volatility and disruption. International efforts to address the current global credit and banking crisis may be unsuccessful in preventing a global recession.

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

        We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.liquibiz.com, www.govdeals.com, www.secondipity.com, www.uk-liquidation.co.uk and www.goWholesale.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, but we are pursuing patents. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, we could face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

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

        We have begun expanding internationally, and in the future we may do so more aggressively. For the fiscal year ended September 30, 2010, international operations accounted for less than 5% of our revenue. International operations subject us to additional risks and challenges, including:

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

        Should we be unable to successfully integrate a new business, we could be required either to dispose of the operation or restructure the operation. In either event, our business could be disrupted and we may not achieve the anticipated benefits of the acquisition. In addition, future transactions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization of expenses, or write-offs of goodwill, any of which could harm our financial condition and operating results. Future transactions may also require us to obtain additional financing, which may not be available on favorable terms or at all.

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

        We are currently required to collect and remit sales taxes in all states for shipment of goods from our DoD contracts. We also collect and remit sales or other similar taxes in respect of shipments of other goods into states in which we have a substantial presence. In addition, as we grow our business, any new operation in states in which we currently do not collect and remit sales taxes could subject shipments into such states to state sales taxes under current or future laws.

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

        Currently, decisions of the U.S. Supreme Court restrict the imposition of obligations to collect state and local sales and use taxes with respect to sales made over the Internet. However, a number of states, as well as the U.S. Congress, have been considering various initiatives that could limit or supersede the Supreme Court's position regarding sales and use taxes on Internet sales. If any of these initiatives resulted in a reversal of the Supreme Court's current position, we could be required to collect sales and use taxes in states other than states in which we currently collect and remit such taxes. A successful assertion by one or more local, state or foreign jurisdictions that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and increase our costs of doing business. To the extent that we pass such costs on to our clients, doing so could harm our business and decrease our revenue.

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

        The current worldwide financial crisis has led to a decline in the overall value of the stock market and increased market volatility. This market turmoil and other broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Other factors that could cause fluctuation in our stock price may include:

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

Item 1B.    Unresolved Staff Comments.

  Not Applicable

Item 2.    Properties.

        We do not own any real property. We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C.	13,200	January 31, 2013
Administrative	Washington, D.C.	9,300	September 30, 2011
Warehouse	Cranbury, New Jersey	153,800	November 30, 2015
Warehouse	Dallas, Texas	128,700	May 31, 2013
Warehouse	Plainfield, Indiana	187,700	April 30, 2014
Warehouse	Fullerton, California	117,000	July 10, 2011
Warehouse	Sacramento, California	54,600	December 31, 2010
Warehouse	Bentonville, Arkansas	70,500	March 31, 2011
Headquarters – DoD	Scottsdale, Arizona	13,500	September 30, 2013.
Warehouse – DoD	Columbus, Ohio	340,000	January 31, 2014
Warehouse – DoD	Oklahoma City, Oklahoma	325,100	September 30, 2012
Headquarters – GD	Montgomery, Alabama	10,300	September 30, 2012
Administrative – GD	Nashville, Tennessee	1,300	January 31, 2011
Headquarters – UK	Chippenham, England	1,900	December 7, 2010
Warehouse – UK	Stafford, England	40,600	August 31, 2011
Warehouse – UK	Milton Keynes, England	26,000	May 1, 2013
Headquarters – NI	Houston, Texas	8,500	November 30, 2012

        Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Phoenix, Arizona, which is managed by Limelight Networks, Inc., in Atlanta, Georgia, which is managed by SunGard, LP, and in Houston, Texas, which is managed by Cyrus One.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 4.    Removed and Reserved.

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

Fiscal year ended September 30, 2009	Low	High
First Quarter	$5.10	$10.74
Second Quarter	$4.55	$9.07
Third Quarter	$6.85	$10.96
Fourth Quarter	$8.76	$11.80
Fiscal year ended September 30, 2010
First Quarter	$7.81	$10.67
Second Quarter	$10.00	$12.95
Third Quarter	$10.09	$13.96
Fourth Quarter	$12.11	$16.49

        As of December 10, 2010, there were approximately 2,400 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business. In addition, the credit agreement we entered into on April 30, 2010 contains restrictions on our ability to pay dividends.

Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31, 2010	—	—	—	—
August 1 to August 31, 2010	—	—	—	—
September 1 to September 30, 2010	110,800	$14.29	110,800	$11,655,000
Total	110,800	$14.29	110,800	$11,655,000
(1)
On December 2, 2008, our Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $10.0 million of our issued and outstanding shares of common stock. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2008, 2009 and 2010 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2006 and 2007, and the consolidated balance sheet data as of September 30, 2006, 2007 and 2008 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year ended September 30,
	2006	2007	2008	2009	2010
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$147,813	$198,620	$263,941	$236,283	$286,791
Costs and expenses:
Cost of goods sold (excluding amortization)	12,160	47,043	71,303	86,591	119,150
Profit-sharing distributions	80,253	69,638	91,106	45,333	42,876
Technology and operations	20,081	33,417	41,512	46,479	49,032
Sales and marketing	8,861	13,203	16,997	18,253	21,250
General and administrative	12,073	16,901	21,523	22,534	24,884
Amortization of contract intangibles	813	813	813	813	813
Depreciation and amortization	727	1,302	2,083	3,116	4,124
Acquisition costs	—	—	—	—	524

Total costs and expenses	134,968	182,317	245,337	223,119	262,653

Income from operations	12,845	16,303	18,604	13,164	24,138
Interest income and other income, net	430	2,176	1,495	516	69

Income before provision for income taxes	13,275	18,479	20,099	13,680	24,207
Provision for income taxes	(5,294)	(7,460)	(8,546)	(7,961)	(12,194)

Net income	$7,981	$11,019	$11,553	$5,719	$12,013

Basic earnings per common share	$0.33	$0.40	$0.41	$0.21	$0.44

Basic weighted average shares outstanding	24,080,780	27,768,679	27,964,748	27,699,223	27,098,016

Diluted earnings per common share	$0.31	$0.39	$0.41	$0.21	$0.44

Diluted weighted average shares outstanding	26,087,809	28,146,923	28,151,878	27,846,693	27,406,883

Non-GAAP Financial Measures:
EBITDA(1)	$14,385	$18,418	$21,500	$17,093	$29,075
Adjusted EBITDA(1)	15,008	20,361	26,174	23,558	37,490
Supplemental Operating Data:
Gross merchandise volume(2)	$173,090	$233,579	$359,673	$355,994	$430,090
Completed transactions(3)	194,000	212,000	372,000	469,000	522,000
Total registered buyers(4)	524,000	685,000	999,000	1,202,000	1,403,000
Total auction participants(5)	993,000	1,115,000	1,751,000	2,118,000	2,247,000

	As of September 30,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$66,648	$61,609	$63,198	$64,154	$76,783
Working capital(6)	54,082	61,762	51,044	59,795	60,063
Total assets	88,038	111,142	137,167	138,588	164,904
Total liabilities	22,286	29,108	40,797	34,606	52,530
Total stockholders' equity	65,752	82,034	96,370	103,982	112,374

(1)
EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income less (a) interest income and other income, net; and plus (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock based compensation expense and transaction expenses related to acquisitions. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

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

        We believe non-GAAP financial measures, such as EBITDA and adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:

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

  •
  In December 2004, the Financial Accounting Standards Board (FASB) issued new authoritative guidance that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of this new guidance on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005, the date that we adopted this new authoritative guidance, were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

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

        The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Year ended September 30,
	2006	2007	2008	2009	2010
	(in thousands)
Net income	$7,981	$11,019	$11,553	$5,719	$12,013
Interest income and other income, net	(430)	(2,176)	(1,495)	(516)	(69)
Provision for income taxes	5,294	7,460	8,546	7,961	12,194
Amortization of contract intangibles	813	813	813	813	813
Depreciation and amortization	727	1,302	2,083	3,116	4,124

EBITDA	14,385	18,418	21,500	17,093	29,075
Stock compensation expense	623	1,943	4,674	6,465	7,891
Acquisition costs	—	—	—	—	524

Adjusted EBITDA	$15,008	$20,361	$26,1741	$23,558	$37,490

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

Overview

        About us.    We are a leading online auction marketplace for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.secondipity.com, www.uk-liquidation.co.uk and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2010, the number of registered buyers grew from approximately 1,202,000 to approximately 1,403,000, or 16.8%. During the past three fiscal years, we have conducted over 1,363,000 online transactions generating approximately $1.1 billion in gross merchandise volume or GMV. Approximately 79% of our initial listings have resulted in a completed cash sale during the past three fiscal years. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtuous cycle for our buyers and sellers.

Our history.    We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000. During 2000, we developed our online auction marketplace platform and began auctioning merchandise primarily for small commercial sellers and government agencies. In 2001, we changed our name to Liquidity Services, Inc. In June 2001, we were awarded our first major DoD contract, the Surplus Contract. Under this agreement, we became the exclusive contractor with the DLA Disposition Services, for the sale of usable DoD surplus assets in the United States. In June 2005, we were awarded an additional exclusive contract with the DLA Disposition Services to manage and sell substantially all DoD scrap property. During 2005, we opened our first distribution center in Dallas, Texas and began serving the reverse logistics needs of top 100 retailers.

Recent initiatives.    We redesigned our www.liquidation.com website utilizing customer feedback to further improve the experience and service to our buying customers. The redesigned website allowed us to re-architect our technology to enable this new web platform to more efficiently support all of our marketplaces. The new buyer platform will support additional efforts to leverage the combined power of our over 1,403,000 registered buyers across all our products and selling clients in order to increase our capacity and market share. We expect our new platform will help drive future growth as higher buyer participation levels generate better returns for our selling clients, who then place more goods on the marketplace and attract more buyers.

        On June 15, 2010, we acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price includes an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. Our estimate of the fair value of the earn-out as of September 30, 2010 is $2,805,000 out of a possible total earn out payment of $7,500,000. Network International is a leading online marketplace for the sale of idle, surplus and used equipment in the oil and gas, petrochemical and power generation industries. Network International conducts sales of client assets on a consignment basis using its online marketplace (www.NetworkIntl.com), an extensive global buyer base and product domain expertise. Network International will operate as a part of our Commercial Asset Recovery Division. The acquisition strengthens our business by adding 22 Fortune 500 corporations and 8 of the world's largest multinationals across the energy supply chain as new clients along with a critical mass of buyers and relationships to further expand our commercial capital assets business. This acquisition will allow Network International's clients to increase their financial recovery and improve cycle times for a broader range of assets by accessing our menu of value added services and leveraging our base of over 400,000 registered buyers of capital assets, ranging from heavy machinery to rolling stock and scrap metal.

Our revenue.    We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 62.4%, 40.7% and 26.0% of our total revenue for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. The merchandise sold under our profit-sharing model accounted for approximately 45.8%, 27.0% and 17.4% of our GMV for the fiscal years ended September 30, 2008, 2009 and 2010, respectively.

  •
  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 7.6%, 10.6% and 8.3% of our total revenue for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. The merchandise sold under our consignment model accounted for approximately 33.1%, 41.0% and 39.0% of our GMV for the fiscal years ended September 30, 2008, 2009 and 2010, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution.

    Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 23.5%, 46.1% and 63.9% of our total revenue for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. The merchandise sold under our purchase model accounted for approximately 17.3%, 30.6% and 42.5% of our GMV, for the fiscal years ended September 30, 2008, 2009 and 2010, respectively.

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

        In fiscal years 2008, 2009 and 2010, we generated less than 2% of our revenue from advertisements on our wholesale industry portals.

Industry trends.    We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) product innovation in the retail supply chain that has increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets; and (6) as a result of the economic downturn, an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods business.

Our Seller Agreements

        Our DoD agreements.    We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 31.3%, 32.8% and 29.9% of our total revenue for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. The property sold under our Surplus Contract accounted for approximately 23.0%, 21.8% and 19.9% of our GMV for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we received 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and have been awarded the contract. We executed the new Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to DoD's right to extend it for two additional one-year terms

  •
  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA

    Disposition Services. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 31.1%, 21.5% and 25.0% of our total revenue for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. The property sold under our Scrap Contract accounted for approximately 22.8%, 14.2% and 16.7% of our GMV for the fiscal years ended September 30, 2008, 2009 and 2010, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in August 2012, subject to DoD's right to extend it for three additional one-year terms.

        Under the original Surplus Contract, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. Under the Scrap Contract, we acquire scrap property at a per pound price. We were initially entitled to approximately 20% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the Contracts, and the DoD was entitled to approximately 80% of the profits. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. On September 12, 2006, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing percentage under the original Surplus Contract in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the sale of demilitarized property. Under the terms of the contract modification, from August 1, 2006 until November 30, 2006, we were entitled to receive 27.5% of the profits under the Surplus Contract and the DoD was entitled to receive 72.5%. For property received from November 30, 2006 through June 18, 2008, we were entitled to receive between 25% and 30.5% of the profits and thus the DoD received between 69.5% and 75% of the profits, based on the results of an audit of the effectiveness of the inventory controls we implemented under the contract modification, which is referred to as the Surplus Contract incentive. This incentive was measured quarterly. On June 1, 2007, we agreed, as provided in the modification to the original Surplus Contract that became effective as of September 12, 2006, to provide additional value-added services with respect to demilitarized property that is returned to the DoD for reutilization. In exchange for our agreement to provide these services, the DoD exercised its existing option to increase our share of net proceeds under the original Surplus Contract by 1%. On May 13, 2008, the DoD agreed to extend the original Surplus Contract through November 1, 2008, as well as increase our share of net proceeds under the original Surplus Contract to 39.5% on property received after June 18, 2008. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. Under the new Surplus Contract, which began on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8%, of the DLA Disposition Services' acquisition value, to be paid for the property.

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

Our UK MoD agreement.    In July 2003, we were awarded a contract to manage and sell surplus property from the United Kingdom Ministry of Defence (MoD). This contract generated less than 2% of our revenue in fiscal years 2008, 2009 and 2010. This contract expired November 30, 2010.

Our commercial agreements.    During fiscal year 2010, we had over 430 corporate clients who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2010 totaled $430.1 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2010, we completed approximately 522,000 transactions.

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

        Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2010, we had approximately 1,403,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended

September 30, 2010, approximately 2,247,000 total auction participants participated in auctions on our marketplaces.

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

  •
  We have general inventory risk.

  •
  We take title to the inventory upon paying the amount set forth in the contract with the supplier. Such amount is generally a percentage of the supplier's original acquisition cost and varies depending on the type of the inventory purchased or a fixed price per pound under our Scrap Contract.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $42.9 million at September 30, 2010. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

        We adopted the provisions of authoritative guidance issued by the FASB related to accounting for uncertainty in income taxes on October 1, 2007. The adoption of this new authoritative guidance did not impact our financial position or results of operations. We concluded that there were no uncertain tax positions identified during its analysis.

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

Income taxes.    During fiscal years 2008, 2009 and 2010, we had an effective income tax rate of approximately 43%, 58% and 50%, respectively, which included federal, state and foreign income taxes. Our 2009 effective income tax rate increased principally because we recorded a $1,287,000 valuation allowance against the deferred tax assets of our foreign subsidiaries, consisting principally of net operating loss carryforwards. $960,000 of the valuation allowance was necessitated by losses in recent years at our UK subsidiary, especially in 2009, primarily as a result of the loss of our largest client. Our 2010 effective income tax rate continued to be higher than expected as a result of continued losses in our UK subsidiary, which are not deductible against our US income. We estimate that our future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2008	2009	2010
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	27.0	36.6	41.5
Profit-sharing distributions	34.5	19.2	14.9
Technology and operations	15.7	19.7	17.1
Sales and marketing	6.5	7.7	7.4
General and administrative	8.2	9.5	8.8
Amortization of contract intangibles	0.3	0.3	0.3
Depreciation and amortization	0.8	1.4	1.4
Acquisition costs	—	—	0.1

Total costs and expenses	93.0	94.4	91.5

Income from operations	7.0	5.6	8.5
Interest income and other income, net	0.6	0.2	0.0

Income before provision for income taxes	7.6	5.8	8.5
Provision for income taxes	(3.2)	(3.4)	(4.3)

Net income	4.4%	2.4%	4.2%

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

Revenue.    Revenue increased $50.5 million, or 21.4%, to $286.8 million for the year ended September 30, 2010 from $236.3 million for the year ended September 30, 2009. This increase was primarily due to (1) a 41.5% increase, or $21.0 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 29.1% increase, or $24.1 million, in our U.S. commercial business as a result of several new purchase model programs for large retailers; and (3) a 10.8% increase, or $8.3 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; offset in part by a 28.2% decrease, or $3.6 million, in our international commercial business. The amount of GMV transacted through our marketplaces increased $74.1 million, or 20.8%, to $430.1 million for the year ended September 30, 2010 from $356.0 million for the year ended September 30, 2009, primarily due to (1) the growth in our U.S. commercial and DoD businesses discussed above; (2) a 12.1% increase, or $9.3 million, in our state and local government business, which utilizes the consignment model; and (3) the acquisition of Network International, completed on June 15, 2010, which utilizes the consignment model.

Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $32.6 million, or 37.6%, to $119.2 million for the year ended September 30, 2010 from $86.6 million for the year ended September 30, 2009. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 41.5% in fiscal 2010 compared to 36.6% in fiscal 2009. These increases are primarily due to (1) expenses of $13.3 million associated with the new Surplus Contract, which had its first full quarter of operations in the third quarter of fiscal year 2009 and utilizes the purchase model and (2) expenses of $21.6 million associated with our U.S. commercial business, which has experienced lower per unit prices and margins as a result of the economic downturn as buyers seek greater value from their purchases; offset in part by a decrease in expenses of $2.5 million associated with our international business.

Profit-sharing distributions.    Profit-sharing distributions decreased $2.4 million, or 5.4%, to $42.9 million for the year ended September 30, 2010 from $45.3 million for the year ended September 30, 2009. As a percentage of revenue, profit-sharing distributions decreased to 14.9% in fiscal 2010 from 19.2% in fiscal 2009. These decreases are primarily due to the completion of the original Surplus Contract.

Technology and operations expenses.    Technology and operations expenses increased $2.5 million, or 5.5%, to $49.0 million for the year ended September 30, 2010 from $46.5 million for the year ended September 30, 2009, primarily due to increases in staff wages, including stock based compensation. As a percentage of revenue, these expenses decreased to 17.1% in fiscal 2010 from 19.7% in fiscal 2009, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff and distribution centers.

Sales and marketing expenses.    Sales and marketing expenses increased $3.0 million, or 16.4%, to $21.3 million for the year ended September 30, 2010 from $18.3 million for the year ended September 30, 2009, primarily due to increases in staff wages, including stock based compensation, associated with the hiring of 24 additional personnel to support the growth discussed above. As a percentage of revenue, these expenses decreased to 7.4% in fiscal 2010 from 7.7% in fiscal 2009, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.    General and administrative expenses increased $2.4 million, or 10.4%, to $24.9 million for the year ended September 30, 2010 from $22.5 million for the year ended September 30, 2009, primarily due to (1) expenses of $1.2 million associated with increases in staff wages; (2) expenses of $0.5 million associated with stock based compensation; and (3) expenses of $0.7 million associated with increases in general corporate expenses. As a percentage of revenue, these expenses decreased to 8.8% in fiscal 2010 from 9.5% in fiscal 2009, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.    Amortization of contract intangibles was consistent at $0.8 million for the year ended September 30, 2010 and 2009, as a result of our Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased $1.0 million, or 32.4%, to $4.1 million for the year ended September 30, 2010 from $3.1 million for the year ended September 30, 2009, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during fiscal year ended September 30, 2010.

Acquisition costs.    Acquisition costs were $0.5 million for the year ended September 30, 2010 and $0 for the year ended September 30, 2009, as a result of our acquisition of Network International, Inc. on June 15, 2010. In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model, changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. We adopted this guidance for the fiscal year beginning October 1, 2009.

Interest income and other income, net.    Interest income and other income, net decreased $0.4 million, or 86.6%, to $0.1 million for the year ended September 30, 2010 from $0.5 million for the year ended September 30, 2009, primarily due to a reduction in short term interest rates.

Provision for income tax expense.    Income tax expense increased $4.2 million, or 53.2%, to $12.2 million for the year ended September 30, 2010 from $8.0 million for the year ended September 30, 2009, primarily due to the increase in income before provision for income taxes.

Net income.    Net income increased $6.3 million, or 110.1%, to $12.0 million for the year ended September 30, 2010 from $5.7 million for the year ended September 30, 2009.

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

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2010, we had approximately $43.4 million in cash and cash equivalents, $33.4 million in short-term investments and $24.3 million available under our $30.0 million senior credit facility, due to issued letters of credit for $5.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

        On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in November 2010. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. As of November 30, 2010, approximately $11,655,000 may yet be expended under the program.

Senior credit facility.    We maintain a $30.0 million senior credit facility due April 30, 2013. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of September 30, 2010, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $24.3 million due to issued letters of credit for $5.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2010, we were in full compliance with the terms and conditions of our credit agreement.

        Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2010 Compared to 2009

        Net cash provided by operating activities increased $23.3 million to $31.9 million for the year ended September 30, 2010 from $8.6 million for the year ended September 30, 2009. For the year ended September 30, 2010, net cash provided by operating activities primarily consisted of net income of $12.0 million, depreciation and amortization expense of $4.9 million, stock compensation expense of $7.9 million, and a net increase in accounts payable, accrued expenses and other liabilities of $10.5 million primarily due to the terms we receive from the DoD under the new Surplus Contract, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $2.8 million and a net decrease in the provision for doubtful accounts and inventory allowance, and deferred tax benefit of $0.6 million. For the year ended September 30, 2009, net cash provided by operating activities primarily consisted of net income of $5.7 million, depreciation and amortization expense of $3.9 million, stock compensation expense of $6.5 million and provision for doubtful accounts and inventory allowance of $0.3 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $0.2 million, a net decrease in accounts payable, accrued expenses and other liabilities of $6.1 million and deferred tax benefit of $1.5 million.

        Net cash used in investing activities was $10.7 million for the year ended September 30, 2010 and $24.0 million for the year ended September 30, 2009. Net cash used in investing activities in fiscal 2010 consisted primarily of net purchases of short-term investments of $2.9 million, capital expenditures of $3.7 million for purchases of equipment and leasehold improvements, and cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $4.1 million. Net cash used in investing activities in fiscal 2009 consisted primarily of capital expenditures of $3.7 million, $0.9 million for the purchase of the assets of a company and net purchases of short-term investments of $19.4 million.

        Net cash used in financing activities was $10.6 million for the year ended September 30, 2010 and $2.7 million for the year ended September 30, 2009. Net cash used in financing activities in fiscal 2010 consisted primarily of $14.5 million for stock repurchases and $0.1 million for principal repayments of capital lease obligations, offset in part by proceeds from the exercise of common stock options including the tax benefit of $4.0 million. Net cash used in financing activities in fiscal 2009 consisted primarily of $3.9 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $1.2 million.

Changes in Cash Flows: 2009 Compared to 2008

        Net cash provided by operating activities decreased $20.4 million to $8.6 million for the year ended September 30, 2009 from $29.0 million for the year ended September 30, 2008. For the year ended September 30, 2009, net cash provided by operating activities primarily consisted of net income of $5.7 million, depreciation and amortization expense of $3.9 million, stock compensation expense of $6.5 million and provision for doubtful accounts and inventory allowance of $0.3 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $0.2 million, a net decrease in accounts payable, accrued expenses and other liabilities of $6.1 million and deferred tax benefit of $1.5 million. For the year ended September 30, 2008, net cash provided by operating activities primarily consisted of net income of $11.5 million, depreciation and amortization expense of $2.9 million, stock compensation expense of $4.7 million, provision for inventory allowance of $0.3 million, a net decrease in accounts receivable, inventory and prepaid expenses and other assets of $6.0 million and a net increase in accounts payable, accrued expenses and other liabilities of $5.6 million, offset in part by provision for doubtful accounts of $0.7 million and deferred tax benefit of $1.3 million.

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

Capital Expenditures.    Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $4.0 million to $4.5 million in the fiscal year ending September 30, 2011. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2010 were $3.7 million. As of September 30, 2010, we had no outstanding commitments for capital expenditures.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2010. Operating leases, which represent commitments to rent office and warehouse space in the United States and Europe, are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$14,880	$6,081	$7,190	$1,558	$51

Total contractual cash obligations	$14,880	$6,081	$7,190	$1,558	$51

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2008, 2009 and 2010.

New Accounting Pronouncements

        In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model, changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. We adopted this guidance for the fiscal year beginning October 1, 2009, and it only impacts the accounting for acquisitions we make after its adoption, except for the guidance related to income taxes, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this new authoritative guidance.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We did not have any debt as of September 30, 2010 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

        As of September 30, 2010, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

        Management assessed our internal control over financial reporting as of September 30, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

        Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

        Our independent registered public accounting firm, Ernst & Young LLP, independently assessed the effectiveness of the company's internal control over financial reporting. Ernst & Young LLP has issued an attestation report, which is included at the end of this section.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Liquidity Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010 of Liquidity Services, Inc. and subsidiaries and our report dated December 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 10, 2010

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Incorporated by reference from the Company's Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2010.

Code of Ethics, Governance Guidelines and Committee Charters

        We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees. The Code of Business Conduct and Ethics is available on our website.

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2010.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2010.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

        Incorporated by reference from the Company's Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2010.

Item 14.    Principal Accounting Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2010.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

		Page
(a)(1)	The following financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	58
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Balance Sheets as of September 30, 2009 and 2010	59
	Consolidated Statements of Operations for the years ended September 30, 2008, 2009 and 2010	60
	Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2008, 2009 and 2010	61
	Consolidated Statements of Cash Flows for the years ended September 30, 2008, 2009 and 2010	62
	Notes to the Consolidated Financial Statements	63
(a)(2)	The following financial statement schedule is filed as part of this report:
	Schedule for the three years ended September 30, 2008, 2009 and 2010:
	II—Valuation and Qualifying Accounts	83

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 10, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 10, 2010

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$43,378	$33,538
Short-term investments	33,405	30,616
Accounts receivable, net of allowance for doubtful accounts of $328 and $613 in 2010 and 2009, respectively	4,475	4,243
Inventory	17,321	14,280
Prepaid expenses, deferred taxes and other current assets	10,122	8,705

Total current assets	108,701	91,382
Property and equipment, net	6,781	6,147
Intangible assets, net	3,057	4,203
Goodwill	39,831	33,738
Other assets	6,534	3,118

Total assets	$164,904	$138,588

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,605	$5,456
Accrued expenses and other current liabilities	24,654	14,740
Profit-sharing distributions payable	5,596	4,538
Customer payables	9,783	6,797
Current portion of capital lease obligations	—	56

Total current liabilities	48,638	31,587
Capital lease obligations, net of current portion	—	82
Deferred taxes and other long-term liabilities	3,892	2,937

Total liabilities	52,530	34,606
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 28,827,072 shares issued and 26,894,591 shares outstanding at September 30, 2010; 28,271,983 shares issued and 27,564,521 shares outstanding at September 30, 2009	27	28
Additional paid-in capital	85,517	73,641
Treasury stock, at cost	(18,343)	(3,874)
Accumulated other comprehensive loss	(4,645)	(3,618)
Retained earnings	49,818	37,805

Total stockholders' equity	112,374	103,982

Total liabilities and stockholders' equity	$164,904	$138,588

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2010	2009	2008
Revenue	$286,791	$236,283	$263,941
Costs and expenses:
Cost of goods sold (excluding amortization)	119,150	86,591	71,303
Profit-sharing distributions	42,876	45,333	91,106
Technology and operations	49,032	46,479	41,512
Sales and marketing	21,250	18,253	16,997
General and administrative	24,884	22,534	21,523
Amortization of contract intangibles	813	813	813
Depreciation and amortization	4,124	3,116	2,083
Acquisition costs	524	—	—

Total costs and expenses	262,653	223,119	245,337

Income from operations	24,138	13,164	18,604
Interest income and other income, net	69	516	1,495

Income before provision for income taxes	24,207	13,680	20,099
Provision for income taxes	(12,194)	(7,961)	(8,546)

Net income	$12,013	$5,719	$11,553

Basic earnings per common share	$0.44	$0.21	$0.41

Diluted earnings per common share	$0.44	$0.21	$0.41

Basic weighted average shares outstanding	27,098,016	27,699,223	27,964,748

Diluted weighted average shares outstanding	27,406,883	27,846,693	28,151,878

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2007	—	—	27,939,059	$28	$60,820	$653	$20,533	$82,034
Exercise of common stock options	—	—	84,302	—	345	—	—	345
Compensation expense from grant of common stock options and restricted stock	—	—	—	—	4,808	—	—	4,808
Comprehensive income:
Net income	—	—	—	—	—	—	11,553	11,553
Foreign currency translation and other	—	—	—	—	—	(2,370)	—	(2,370)

Balance at September 30, 2008	—	—	28,023,361	28	65,973	(1,717)	32,086	96,370
Common stock repurchase	(707,462)	$(3,874)	—	—	—	—	—	(3,874)
Exercise of common stock options and restricted stock	—	—	248,622	—	1,082	—	—	1,082
Compensation expense from grant of common stock options and restricted stock	—	—	—	—	6,586	—	—	6,586
Comprehensive income:
Net income	—	—	—	—	—	—	5,719	5,719
Foreign currency translation and other	—	—	—	—	—	(1,901)	—	(1,901)

Balance at September 30, 2009	(707,462)	(3,874)	28,271,983	28	73,641	(3,618)	37,805	103,982
Common stock repurchase	(1,225,019)	(14,469)	—	(1)	—	—	—	(14,470)
Exercise of common stock options and restricted stock	—	—	555,089	—	3,238	—	—	3,238
Compensation expense from grant of common stock options and restricted stock	—	—	—	—	8,638	—	—	8,638
Comprehensive income:
Net income	—	—	—	—	—	—	12,013	12,013
Foreign currency translation and other	—	—	—	—	—	(1,027)	—	(1,027)

Balance at September 30, 2010	(1,932,481)	$(18,343)	28,827,072	$27	$85,517	$(4,645)	$49,818	$112,374

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2010	2009	2008
Operating activities
Net income	$12,013	$5,719	$11,553
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,937	3,929	2,895
Stock compensation expense	7,891	6,465	4,674
Provision for inventory allowance	512	186	314
Provision (benefit) for doubtful accounts	(285)	93	(736)
Deferred tax benefit	(893)	(1,534)	(1,305)
Changes in operating assets and liabilities:
Accounts receivable	547	356	2,107
Inventory	(3,553)	(987)	4,301
Prepaid expenses and other assets	221	475	(405)
Accounts payable	2,823	(2,848)	2,602
Accrued expenses and other	7,041	4,427	(2,030)
Profit-sharing distributions payable	1,058	(5,773)	3,393
Customer payables	(210)	(2,088)	2,512
Other liabilities	(169)	215	(884)

Net cash provided by operating activities	31,933	8,635	28,991
Investing activities
Purchases of short-term investments	(61,024)	(35,113)	(36,180)
Proceeds from the sale of short-term investments	58,123	15,737	46,400
Increase in goodwill and intangibles and cash paid for acquisitions	(4,102)	(954)	(25,664)
Purchases of property and equipment	(3,716)	(3,681)	(1,669)

Net cash used in investing activities	(10,719)	(24,011)	(17,113)
Financing activities
Principal repayments of capital lease obligations and debt	(138)	(27)	(51)
Repurchases of common stock	(14,470)	(3,874)	—
Proceeds from exercise of common stock options (net of tax)	3,238	1,081	345
Incremental tax benefit from exercise of common stock options	747	121	133

Net cash (used in) provided by financing activities	(10,623)	(2,699)	427
Effect of exchange rate differences on cash and cash equivalents	(751)	(341)	(305)

Net increase (decrease) in cash and cash equivalents	9,840	(18,416)	12,000
Cash and cash equivalents at beginning of year	33,538	51,954	39,954

Cash and cash equivalents at end of year	$43,378	$33,538	$51,954

Supplemental disclosure of cash flow information
Property and equipment acquired through capital leases	—	$100	$65
Cash paid for income taxes	$12,486	9,215	11,656
Cash paid for interest	64	44	23

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets and specialty equipment. The Company's online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.secondipity.com, www.uk-liquidation.co.uk and www.liquibiz.com. LSI has one reportable segment consisting of operating online auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

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

  Short-Term Investments

        Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the years ended

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

September 30, 2010, 2009 and 2008, the amount of unrealized (losses) reported in accumulated other comprehensive income was ($116,000), ($4,000) and ($1,000), respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other income, net. Realized (losses) gains for sales of investments for the years ended September 30, 2010, 2009 and 2008 were ($111,000), $0 and $84,000, respectively.

  Inventory

        Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Charges for unsellable inventory are included in cost of goods sold in the period in which they have been determined to occur.

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

  Goodwill

        Goodwill and other non amortizable intangible assets are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant customer. The Company applies a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in the statements of operations.

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

  Cost of Goods Sold

        Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees. The Company purchases the majority of its inventory at a fixed percentage of the property's original acquisition cost. Title for the inventory passes to the Company at the time of purchase and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government customers when it receives only sales commission revenue and, as such, recognizes no cost of goods sold associated with those sales. Cost of goods sold also includes shipping and handling costs and amounts paid by customers for shipping and handling.

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

        For the years ended September 30, 2010 and 2009, approximately 11% and 10%, respectively, of the Company's Gross Merchandise Volume (GMV) was generated from one commercial seller under multiple contracts / programs.

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

        The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis.

  Stock-Based Compensation

        At September 30, 2010, the Company had a stock-based employee compensation plan, which is described more fully in Note 11. Effective October 1, 2005, the Company adopted the fair value recognition provisions of the authoritative guidance issued by the Financial Accounting Standards Board (FASB) using the prospective-transition method. Under this transition method, compensation cost recognized in the years ended September 30, 2010, 2009 and 2008 includes compensation cost for all share-based payments granted subsequent to October 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of this authoritative guidance. Results for prior periods have not been restated.

        As a result of adopting this authoritative guidance on October 1, 2005, the Company's income before provision for income taxes and net income for the years ended September 30, 2010, 2009 and 2008 were approximately $7,891,000 and $3,914,000; $6,465,000 and $2,702,000; and $4,674,000 and $2,687,000 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance. The total compensation cost related to unvested awards not yet recognized at September 30, 2010 was approximately $16,298,000, which will be recognized over the weighted average vesting period of 19 months. The Company utilizes the Black-Scholes option pricing model to determine its shared-based compensation expense. Inputs into the Black-Scholes model include volatility rates that ranged from 40% – 72%, a dividend rate of 0%, and risk-free interest rates

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

that ranged from 0.31% to 5.05% for the years ended September 30, 2010, 2009 and 2008. The Company anticipates a forfeiture rate of 18.4% based on its historical forfeiture rate. As a result of adopting the authoritative guidance on October 1, 2005, the Company's basic and diluted earnings per share for the years ended September 30, 2010, 2009 and 2008 are approximately $0.14 and $0.14; $0.10 and $0.10; and $0.10 and $0.10, respectively, lower than if it had continued to account for share-based compensation under the previous authoritative guidance.

        The Company presents the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity in the Consolidated Statements of Cash Flows.

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $4,012,000, $3,643,000 and $3,068,000 for the years ended September 30, 2010, 2009 and 2008, respectively.

  Fair Value of Financial Instruments

        Cash and cash equivalents, short-term investments, accounts receivable, accounts payable, profit-sharing distributions payable, consignment payables and long-term debt reported in the consolidated balance sheets approximate their fair values.

  Foreign Currency Translation

        The functional currency for Liquidity Services, Ltd., the Company's foreign subsidiary, is the British pound. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses are included in interest income and other income, net in the consolidated statements of operations.

  Comprehensive Income

        Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders' equity. For the years ended September 30, 2010, 2009 and 2008, respectively, comprehensive income was $10,986,000, $3,818,000 and $9,183,000.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Earnings per Share

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 10,292 unvested restricted shares, which were issued at a price of $11.66 during the year ended September 30, 2008, of which only 622 shares have been included in the calculation of diluted income per share for the year ended September 30, 2008. The Company had 462,836 unvested restricted shares, which were issued at a prices ranging from $7.48 – $11.48, during the year ended September 30, 2009, of which only 87,462 shares have been included in the calculation of diluted income per share for the year ended September 30, 2009. The Company had 973,167 unvested restricted shares, which were issued at a prices ranging from $7.48 – $13.96, during the years ended September 30, 2010 and 2009, of which only 308,867 shares have been included in the calculation of diluted income per share for the year ended September 30, 2010, due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

  (a)
  for the fiscal year ended September 30, 2010 – 296,335 options;

  (b)
  for the fiscal year ended September 30, 2009 – 3,236,904 options; and

  (c)
  for the fiscal year ended September 30, 2008 – 2,765,313 options.

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2010	2009	2008
	(dollars in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,098,016	27,699,223	27,964,748
Treasury stock effect of options and restricted stock	308,867	147,470	187,130

Diluted weighted average common shares outstanding	27,406,883	27,846,693	28,151,878

Net income	$12,013	$5,719	$11,553

Net income per common share:
Basic income per common share	$0.44	$0.21	$0.41

Diluted income per common share	$0.44	$0.21	$0.41

  Recent Accounting Pronouncements

        In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model,

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. The Company adopted this guidance for the fiscal year beginning October 1, 2009, and it only impacts the accounting for acquisitions made after its adoption, except for the guidance related to income taxes, which will be applied prospectively as of the adoption date and will apply to business combinations with acquisition dates before the effective date of this new authoritative guidance.

3. Significant Contracts

  DLA Disposition Services

        The Company had a Surplus Contract with the DLA Disposition Services, which expired on December 17, 2008. Under the terms of the original Contract, the Company distributes to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the Contract. Profit-sharing distributions to the DLA Disposition Services for the years ended September 30, 2010, 2009 and 2008 were $385,000, $18,009,000 and $41,638,000, respectively, including accrued amounts of $169,000 and $207,000 as of September 30, 2010 and 2009, respectively.

        The Company responded to a RFP and was awarded the new Surplus Contract. Significant operations began under the new Surplus Contract during February 2009. The new Contract has a base term expiring in February 2012 with two one year renewal options. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD's original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The new Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

        As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

        The Company has a Scrap Contract with the DLA Disposition Services in which the base term expires in August 2012 with three one year renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. Effective June 1, 2007, the profit-sharing distribution for the Scrap Contract was decreased from 80% to 77% in exchange for the Company's agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. The Contract also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the years ended September 30, 2010, 2009 and 2008 of approximately $1,286,000, $975,000 and $1,447,000, respectively. For the years ended September 30, 2010, 2009 and 2008, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $40,926,000, $25,713,000 and $47,997,000, including accrued amounts, as of September 30, 2010 and 2009, of $5,349,000 and $4,407,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Significant Contracts (Continued)

Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2010.

        As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

  DSA

        The Company had a contract with the UK Disposal Services Agency (DSA), which is responsible for the disposal of surplus property of the UK Ministry of Defence and the Defence Logistics Organization. The Company is required to disburse to DSA a percentage that varies based on the total annual sales volume. Distributions to DSA for the years ended September 30, 2010, 2009 and 2008 were $1,566,000, $1,611,000 and $1,748,000, respectively. This contract expired November 30, 2010.

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

Company may be required to pay contingent earn-out payments of up to an aggregate of approximately $1,640,000 payable over the next two years, which will be recorded when the Company determines that such payments are probable. No payments were earned as of September 30, 2010.The Geneva Group is a leading United Kingdom (UK) based remarketer of reverse supply chain merchandise, including customer returns and overstock merchandise. The operating results of Geneva have been included in the consolidated financial statements from the date of acquisition.

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

        Goodwill for Geneva as of September 30, 2010, stated in U.S. dollars, was $13,449,000 a reduction of $3,111,000 from the time of acquisition, May 1, 2008, as a result of foreign currency translation adjustments, which are reflected as adjustments in the Consolidated Statements of Stockholders' Equity.

  Network International Acquisition

        On June 15, 2010, the Company acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price includes an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. The Company's estimate of the fair value of the earn-out as of September 30, 2010 is $2,805,000 out of a possible total earn out payment of $7,500,000. Network International is a leading online marketplace for the sale of idle, surplus and used equipment in the oil and gas, petrochemical and power generation industries. Network International conducts sales of client assets on a consignment basis using its online marketplace (www.NetworkIntl.com), an extensive global buyer base and product domain expertise. The Company incurred $524,000 of acquisition costs which were expensed as incurred. The operating results of Network International have been included in the consolidated financial statements from the date of acquisition.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Cash	$3,913
Goodwill	5,991
Receivables and other assets	648
Deferred tax assets	3,753
Covenants not to compete	500
Property and equipment	133
Deferred tax liability	(196)
Other liabilities	(4,437)

Total consideration	$10,305

5. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2010	2009
	(in thousands)
Computers and purchased software	$6,884	$5,062
Office/Operational equipment and vehicles	4,894	4,285
Furniture and fixtures	832	663
Leasehold improvements	2,772	2,740

	15,382	12,750
Less: accumulated depreciation and amortization	(8,601)	(6,603)

	$6,781	$6,147

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2010, 2009 and 2008 was $3,099,000, $2,154,000, and $1,911,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Intangible Assets

        Intangible assets at September 30, 2010 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(4,203)	$1,491
Brand and technology	3 - 5	688	(412)	276
Covenants not to compete	3 - 5	2,985	(1,836)	1,149
Patent and trademarks	3 - 10	208	(67)	141

Total intangible assets, net				$3,057

        Future expected amortization of intangible assets at September 30, 2010 was as follows:

Years ending September 30,
(in thousands)
2011	$1,548
2012	1,246
2013	187
2014	15
2015 and after	61

7. Debt

  Senior Credit Facility

        In December 2002, and as subsequently amended, the Company entered into a senior credit facility with a bank, which provided for borrowings up to $30.0 million. This senior credit facility expired on April 30, 2010. The Company had no outstanding borrowings under this facility as of September 30, 2009 or April 30, 2010.

        On April 30, 2010, the Company entered into a new senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million and expires on April 30, 2013. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.507% at September 30, 2010) due monthly. As of September 30, 2010, the Company had no outstanding borrowings under the Agreement.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of September 30, 2010, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2015. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $499,000 and $168,000 at September 30, 2010 and 2009, respectively. Future minimum payments under the leases as of September 30, 2010 are as follows:

Years ending September 30,	Operating
(in thousands)
2011	$6,081
2012	4,358
2013	2,832
2014	1,250
2015	308
2016 and after	51

Total future minimum lease payments	$14,880

        Amortization of fixed assets acquired through capital leases is included in depreciation and amortization expense.

        Rent expense for the years ended September 30, 2010, 2009 and 2008 was $7,631,000, $7,908,000 and $5,660,000, respectively.

9. 401(k) Benefit Plan

        The Company has various retirement plans (the Plans), which are intended to be qualified plans under Section 401(k) of the Internal Revenue Code. The Plans are defined contribution plans, available to all eligible employees and allow participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plans also allow the Company to make discretionary matching contributions. For the years ended September 30, 2010, 2009 and 2008, the Company contributed and recorded expense of approximately $554,000, $579,000 and $552,000, respectively, to the Plans.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes

        The components of the provision for income taxes are as follows:

	Years ended September 30,
	2010	2009	2008
	(in thousands)
Current tax provision:
U.S. Federal	$9,833	$7,128	$8,268
State	3,254	2,367	1,878
Foreign	—	—	(295)

	13,087	9,495	9,851
Deferred tax benefit:
U.S. Federal	(958)	(1,358)	(779)
State	65	(348)	(191)
Foreign	—	172	(335)

	(893)	(1,534)	(1,305)

Total provision	$12,194	$7,961	$8,546

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2010	2009
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$1,780	$1,580
Net operating losses—US	3,588	—
Accrued vacation and bonus	903	762
Inventory capitalization	1,863	2,317
Allowance for doubtful accounts	129	214
Stock compensation expense	4,025	2,349
Depreciation	—	161
Other	661	1,426

Total deferred tax assets before valuation allowance	12,949	8,809
Less: valuation allowance	(1,733)	(1,495)

Net deferred tax assets	11,216	7,314
Deferred tax liabilities:
Amortization of goodwill and intangibles	1,306	1,383
Depreciation	963	—
Other	204	834

Total deferred tax liabilities	2,473	2,217

Net deferred taxes	$8,743	$5,097

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Income Taxes (Continued)

        The reconciliation of the U.S. federal statutory rate to the effective rate is as follows:

	Years ended September 30,
	2010	2009	2008
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	2.5%	1.5%	3.9%
State taxes	8.5%	7.3%	5.2%
Changes in valuation allowance and other	3.5%	12.4%	(1.2%)
Net foreign rate differential	0.9%	2.0%	(0.4%)

Provision for income taxes	50.4%	58.2%	42.5%

        At September 30, 2010 and 2009, the Company had available foreign net operating loss (NOL) carryforwards of approximately $1,780,000 and $1,580,000 related to its UK subsidiary, which do not expire. In addition, the Company also recorded a deferred tax asset of $3,753,000 related to NOL carryforwards related to its acquisition of Network International, Inc. As a result of significant losses in the U.K. subsidiary, the Company recorded a full valuation allowance related to these NOLs. The remaining NOLs and valuation allowance at September 30, 2009 were related to the Company's German and China subsidiaries and operations, which were closed down during fiscal 2009.

        The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the U.K. Currently, the Company is not subject to any income tax examinations. The statute of limitations for years prior to fiscal 2007 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2007 may be adjusted upon examination by tax authorities if they are utilized.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

        A portion of the options and restricted shares granted to employees vest based on certain performance conditions being satisfied by the Company. Performance-based stock options are tied to the Company's annual performance against pre-established internal targets and the actual payout under these awards may vary from zero to 100% of an employee's target payout, based upon the Company's actual performance during the previous twelve months. The performance-based stock options are also subject to vesting requirements and generally vest when the performance condition has been satisfied. The fair value for stock options granted during the period was estimated at the grant date using the Black-Scholes option pricing model, as described in Note 2, and the fair value of restricted shares granted is based on the closing price of the shares on the grant date. Compensation cost is recognized when the performance condition has been satisfied or when it becomes probable that the performance condition will be satisfied.

        Under the 2006 Plan, 5,000,000 shares of common stock were initially reserved for issuance. At September 30, 2008, there were 1,477,539 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2009, the Company granted options to purchase 1,160,344 shares to employees and directors with exercise prices between $5.53 and $11.48, and options to purchase 363,554 shares were forfeited. During fiscal year 2009, the Company granted 521,653 restricted shares to employees and directors at prices ranging from $7.48 to $11.48, and 30,900 restricted shares were forfeited. In February 2009, at the Company's annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company's common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

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

  Share Repurchase Program

        On December 2, 2008, the Company's Board of Directors approved a $10.0 million share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, the Company's Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in November 2010. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. As of November 30, 2010, approximately $11,655,000 may yet be expended under the program.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2010 and 2009 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2008	4,029,325	$11.72
Options granted	1,160,344	8.08
Options exercised	(210,413)	5.14
Options canceled	(370,030)	13.61

Options outstanding at September 30, 2009	4,609,226	10.95
Options granted	624,566	10.92
Options exercised	(411,036)	7.88
Options canceled	(75,467)	12.24

Options outstanding at September 30, 2010	4,747,289	11.20

Options exercisable at September 30, 2010	2,627,644	11.88

        The following table summarizes information about options outstanding at September 30, 2010:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$2.00 – 8.00	940,324	7.61	6.95
$8.23 – $20.88	3,806,965	7.36	12.24

	4,747,289	7.41	11.20

        The intrinsic value of outstanding and exercisable options at September 30, 2010 is approximately $23,219,000 and $11,214,000, respectively, based on a stock price of $16.01 on September 30, 2010.

        The weighted average grant date fair value of options granted during 2010, 2009 and 2008 was $4.02, $3.51, and $5.40, respectively.

        The intrinsic value of options exercised at September 30, 2010, 2009, and 2008 was $3,342,000, $1,090,000, and $571,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Stockholders' Equity (Continued)

  Restricted Share Activity

        A summary of the Company's restricted share activity for the years ended September 30, 2010 and 2009 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2008	10,292	$11.66
Restricted shares granted	521,653	8.73
Restricted shares vested	(38,209)	8.69
Restricted shares canceled	(30,900)	7.48

Unvested restricted shares at September 30, 2009	462,836	8.88
Restricted shares granted	699,410	10.00
Restricted shares vested	(144,053)	8.47
Restricted shares canceled	(45,026)	9.30

Unvested restricted shares at September 30, 2010	973,167	9.73

12. Fair Value Measurement

        The Company measures and records in the accompanying condensed consolidated financial statements certain assets and liabilities at fair value on a recurring basis. Authoritative guidance issued by the FASB establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company's assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

        As of September 30, 2010 and 2009, the Company's Level 1 short-term investments of $33,405,000 and $30,616,000, respectively, are the only financial assets measured at fair value. As of September 30, 2010, the Company's $2,805,000 liability for the earn-out related to the Network International acquisition is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Fair Value Measurement (Continued)

has used Level 3 inputs to determine fair value for the year ended September 30, 2010 are as follows ($ in thousands):

Level 3 Liabilities
Balance, beginning of year	$—
Acquisition contingent consideration	2,805
Purchases and issuances	—
Sales and settlements	—
Unrealized gains (losses), net	—

Balance, end of year	$2,805

        The Company did not have any Level 3 assets or liabilities prior to fiscal year 2010.

        When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management's projection of EBITDA for Network International and applying a discount to the expected proceeds to estimate fair value. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material.

13. Contingencies

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

	Three months ended
	Dec. 31, 2008	Mar. 31, 2009	June 30, 2009	Sept. 30, 2009	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010
	(in thousands, except share and per share data)
Revenue	$55,642	$59,676	$58,045	$62,920	$65,313	$75,782	$72,751	$72,945

Income (loss) from operations	$(232)	$3,012	$6,263	$4,121	$5,585	$6,541	$6,981	$5,031

Net income	$2	$1,675	$3,400	$642	$2,940	$3,577	$2,990	$2,506

Basic earnings per common share	$0.00	$0.06	$0.12	$0.02	$0.11	$0.13	$0.11	$0.09

Diluted earnings per common share	$0.00	$0.06	$0.12	$0.02	$0.11	$0.13	$0.11	$0.09

Basic weighted average shares outstanding	28,026,296	27,777,517	27,464,177	27,528,902	27,539,308	27,046,617	26,959,713	26,846,424

Diluted weighted average shares outstanding	28,026,296	27,972,045	27,556,616	27,831,815	27,673,241	27,228,908	27,371,132	27,354,250

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2008	$502	$99	$393	$208
Year ended September 30, 2009	208	1,287	—	1,495
Year ended September 30, 2010	$1,495	$857	$619	$1,733
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2008	$371	$148	—	$519
Year ended September 30, 2009	519	464	$370	613
Year ended September 30, 2010	$613	$34	$319	$328
Inventory allowance (deducted from inventory)
Year ended September 30, 2008	—	$314	—	$314
Year ended September 30, 2009	$314	500	$314	500
Year ended September 30, 2010	$500	$512	—	$1,012

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly-owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
2.2
Agreement and Plan of Merger, dated June 8, 2010, by and among Liquidity Services, Inc., Leon Kennedy Acquisition Corp., Network International, Inc. and Eton Venture Services, Ltd. Co. incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 21, 2010.
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
10.5.1
Executive Employment Agreement, dated January 27, 2005, between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.2
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.1
Executive Employment Agreement, dated June 13, 2001, between Government Liquidation.com, LLC and Thomas Burton, incorporated herein by reference to Exhibit 10.7.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.2
Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Thomas Burton, dated January 25, 2006, incorporated herein by reference to Exhibit 10.7.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.1
Executive Employment Agreement, dated November 11, 2005, between the Company and James E. Williams, incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.2
Amendment to Executive Employment Agreement between the Company and James E. Williams, dated January 26, 2006, incorporated herein by reference to Exhibit 10.8.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.8
Executive Employment Agreement, dated October 15, 2007, between the Company and Eric C. Dean, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on December 7, 2007.#
10.9
2005 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.#
10.10	2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2009.#
10.11
Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.12.1
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

Exhibit No.	Description
10.12.2	Supplemental Agreement, dated as of May 13, 2008, relating to Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002) between Surplus Acquisition Venture, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
10.12.3
Notice of Termination of Commercial Venture II (CV-II) (Sales Contract Number 99-0001-0002), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 5, 2008.
10.12.4	Supplemental Agreement 18 (Sales Contract Number 99-0001-0002), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 12, 2008.
10.13	LSI Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 9, 2006.
10.14	Form of Notice of Stock Option Grant, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006.#
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

Exhibit No.	Description
10.23	Amendment No. 2 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.24
Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.25	Supplemental Agreement 1 (Sales Contract Number 08-0001-0001), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2009.
10.26	Form of Notice of Restricted Stock Grant, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2008.#
10.27
Financing and Security Agreement, dated April 30, 2010, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.28
Revolving Credit Note, dated April 30, 2010, issued by Liquidity Services, Inc. to Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.29
Guaranty of Payment Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.30
Security Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America., N.A., incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.31
Pledge, Assignment and Security Agreement (GovDeals), dated April 30, 2010, by Liquidity Services, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.32
Guaranty of Payment Agreement, dated April 30, 2010, by Surplus Acquisition Venture, LLC for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.33
Security Agreement, dated April 30, 2010, by Surplus Acquisition Venture, LLC for the benefit of Bank of America., N.A., incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.34
Pledge, Assignment and Security Agreement (Surplus Acquisition Venture), dated April 30, 2010, by Liquidity Services, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2010.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 10, 2010.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES M. RALLO James M. Rallo	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ FRANKLIN D. KRAMER Franklin D. Kramer	Director
/s/ F. DAVID FOWLER F. David Fowler	Director
/s/ DAVID A. PERDUE, JR. David A. Perdue, Jr.	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director