Form 10-Q
period 2010-12-31
LIQUIDITY SERVICES INC
filed 2011-02-04
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 4, 2011 was 27,159,746.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	December 31,	September 30,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,525	$43,378
Short-term investments	32,947	33,405
Accounts receivable, net of allowance for doubtful accounts of $359 and $328 at December 31, 2010 and September 30, 2010, respectively	4,762	4,475
Inventory	18,687	17,321
Prepaid expenses, deferred taxes and other current assets	10,987	10,122
Total current assets	115,908	108,701
Property and equipment, net	7,822	6,781
Intangible assets, net	2,633	3,057
Goodwill	39,537	39,831
Other assets	6,532	6,534
Total assets	$172,432	$164,904
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,767	$8,605
Accrued expenses and other current liabilities	19,707	24,654
Profit-sharing distributions payable	6,372	5,596
Acquisition earn out payable	7,500	—
Customer payables	12,474	9,783
Total current liabilities	54,820	48,638
Deferred taxes and other long-term liabilities	2,015	3,892
Total liabilities	56,835	52,530
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,264,574 shares issued and 27,102,518 shares outstanding at December 31, 2010; 28,827,072 shares issued and 26,894,591 shares outstanding at September 30, 2010	27	27
Additional paid-in capital	91,393	85,517
Treasury stock, at cost	(21,884)	(18,343)
Accumulated other comprehensive loss	(5,140)	(4,645)
Retained earnings	51,201	49,818
Total stockholders’ equity	115,597	112,374
Total liabilities and stockholders’ equity	$172,432	$164,904

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2010	2009

Revenue	$78,511	$65,313
Costs and expenses:
Cost of goods sold (excluding amortization)	32,939	26,950
Profit-sharing distributions	10,621	8,991
Technology and operations	13,324	12,086
Sales and marketing	6,015	4,647
General and administrative	6,737	5,940
Amortization of contract intangibles	203	203
Depreciation and amortization	1,190	911
Acquisition costs	4,695	—

Total costs and expenses	75,724	59,728

Income from operations	2,787	5,585
Interest income and other (expense), net	(21)	(14)

Income before provision for income taxes	2,766	5,571
Provision for income taxes	(1,383)	(2,631)

Net income	$1,383	$2,940

Basic earnings per common share	$0.05	$0.11

Diluted earnings per common share	$0.05	$0.11

Basic weighted average shares outstanding	27,207,288	27,539,308

Diluted weighted average shares outstanding	28,291,022	27,673,241

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

						Accumulated
					Additional	Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2010	(1,932,481)	$(18,343)	28,827,072	$27	$85,517	$(4,645)	$49,818	$112,374
Common stock repurchased	(229,575)	(3,541)	—	—	—	—	—	(3,541)
Exercise of common stock options and restricted stock	—	—	437,502	—	2,396	—	—	2,396
Compensation expense from grants of common stock options and restricted stock	—	—	—	—	3,480	—	—	3,480
Comprehensive income:
Net income	—	—	—	—	—	—	1,383	1,383
Foreign currency translation and other	—	—	—	—	—	(495)	—	(495)
Balance at December 31, 2010	(2,162,056)	$(21,884)	29,264,574	$27	$91,393	$(5,140)	$51,201	$115,597

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2010	2009
Operating activities
Net income	$1,383	$2,940
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,393	1,114
Stock compensation expense	2,216	1,736
Provision for inventory allowance	(167)	(10)
Provision for doubtful accounts	31	40
Changes in operating assets and liabilities:
Accounts receivable	(316)	399
Inventory	(1,199)	(3,325)
Prepaid expenses and other assets	(865)	(815)
Accounts payable	162	149
Accrued expenses and other	2,553	2,758
Profit-sharing distributions payable	776	(145)
Customer payables	2,691	(1,078)
Other liabilities	(1,877)	(65)

Net cash provided by operating activities	6,781	3,698
Investing activities
Purchases of short-term investments	(6,131)	(18,147)
Proceeds from the sale of short-term investments	6,575	10,583
Increase in goodwill and intangibles	(21)	(59)
Purchases of property and equipment	(2,002)	(1,227)

Net cash used in investing activities	(1,579)	(8,850)
Financing activities
Principal repayments of capital lease obligations and debt	—	(14)
Repurchases of common stock	(3,541)	(5,085)
Proceeds from exercise of common stock options (net of tax)	2,396	76
Incremental tax benefit from exercise of common stock options	1,264	—

Net cash provided by (used in) financing activities	119	(5,023)
Effect of exchange rate differences on cash and cash equivalents	(174)	(223)

Net increase (decrease) in cash and cash equivalents	5,147	(10,398)
Cash and cash equivalents at beginning of period	43,378	33,538

Cash and cash equivalents at end of period	$48,525	$23,140
Supplemental disclosure of cash flow information
Cash paid for income taxes	$567	$463
Cash paid for interest	10	4
Assets acquired under capital leases	—	—
Contingent purchase price accrued	4,695	—

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.                                      Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.uk-liquidation.co.uk and www.liquibiz.com. LSI has one reportable segment consisting of operating online auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011 or any future period.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

Short-Term Investments

Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three months ended December 31, 2010 and 2009, the amount of unrealized losses reported in accumulated other comprehensive loss was approximately $14,000 and $42,000, respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method and the securities have a duration of three to twelve months. Interest and dividends on securities classified as available-for-sale are included in interest income and other income, net. Realized losses for sales of investments for the three months ended December 31, 2010 and 2009 were $101,000 and $3,000, respectively.

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments based on the grant-date fair value. As a result, the Company’s income before provision for income taxes and net income for the three months ended December 31, 2010 and 2009 was approximately $2,216,000 and $1,108,000; and $1,736,000 and $937,000 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.  The total compensation cost related to nonvested awards not yet recognized at December 31, 2010 was approximately $24,073,000, which will be recognized over the weighted average vesting period of 26 months.  The Company utilizes the Black-Scholes option pricing model to determine its shared-based compensation expense.  Inputs into the Black-Scholes model include volatility rates that range from 40% to 72%, a dividend rate of 0%, and risk-free interest rates that range from 0.31% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate of 18.4% based on its historical forfeiture rate. As a result of adopting the new authoritative guidance on October 1, 2005, the Company’s basic and diluted earnings per share for the three months ended December 31, 2010 and 2009 were approximately $0.04 and $0.04; and $0.03 and $0.03 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive loss includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three months ended December 31, 2010 and 2009 comprehensive income was approximately $888,000 and $2,825,000, respectively.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,416,886 unvested restricted shares outstanding at December 31, 2010, which were issued at prices ranging from $7.48 to $15.47 during the years ended September 30, 2010 and 2009 and the three months ended December 31, 2010, of which only 746,459 and 133,933 shares have been included in the calculation of diluted income per share for the three months ended December 31, 2010 and 2009, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)       for the three months ended December 31, 2010, 264,552 options; and

(b)      for the three months ended December 31, 2009, 3,336,188 options;

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	December 31,
	2010	2009
	(unaudited) (dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	27,207,288	27,539,308
Treasury stock effect of options and restricted stock	1,083,734	133,933

Diluted weighted average common shares outstanding	28,291,022	27,673,241

Net income	$1,383	$2,940
Net income per common share:
Basic income per common share	$0.05	$0.11
Diluted income per common share	$0.05	$0.11

3.             Defense Logistics Agency (DLA) Disposition Services Contracts

The Company’s original Surplus Contract with the Defense Logistics Agency (DLA) Disposition Services expired on December 17, 2008. Under the terms of the original Surplus Contract, the Company distributed to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the original Surplus Contract. Profit-sharing distributions to the DLA Disposition Services for the three months ended December 31, 2010 and 2009 were $0 and $371,000, respectively, including accrued amounts, as of December 31, 2010 and 2009, of $169,000 and $360,000, respectively.

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

The Company has a Scrap Contract with DLA Disposition Services, in which the base term expires in June 2012 with three one year renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DLA Disposition Services. The Company distributes to DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the Contract. Effective June 1, 2007, the profit-sharing distribution for the Scrap Contract was decreased from 80% to 77% in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. The Scrap Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three months ended December 31, 2010 and 2009, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $10,326,000 and $8,232,000, respectively, including accrued amounts, as of December 31, 2010 and 2009, of $6,125,000 and $3,973,000, respectively. The Scrap Contract may be terminated by either the Company or DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2010.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

4.             Network International Acquisition — Acquisition Costs

On June 15, 2010, the Company acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price included an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. The Company estimated the fair value of the earn-out at the time of the acquisition to be $2,805,000 out of a possible total earn out payment of $7,500,000. Upon review of the estimate as of December 31, 2010, the Company has determined that the operating results of Network International are exceeding original estimates significantly, and has estimated that the full $7,500,000 earn out payment is likely based on the last six months of operating history and estimates for the next 12 months. Therefore, the Company has recorded an additional liability of $4,695,000 as of December 31, 2010 and reflected this increase in its statement of operations for the three months ended December 31, 2010 in accordance with new authoritative guidance related to business combinations issued by the FASB in December 2007, which the Company adopted for fiscal year 2010.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.             Goodwill and Intangible Assets

The carrying amount of goodwill, as of December 31, 2010, is net of a $3,405,000 decrease due to foreign currency translation.

Intangible assets at December 31, 2010 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(4,406)	$1,288
Brand and technology	3 - 5	688	(449)	239
Covenants not to compete	3 - 5	2,985	(2,034)	951
Patent and trademarks	3 - 10	228	(73)	155
Total intangible assets, net				$2,633

Future expected amortization of intangible assets at December 31, 2010 was as follows:

Years ending September 30,	(in thousands)

2011 (remaining nine months)	$1,157
2012	1,213
2013	187
2014	15
2015 and after	61
Total	$2,633

6.             Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility with a bank, which provided for borrowings up to $30.0 million. This senior credit facility expired on April 30, 2010. The Company had no outstanding borrowings under this facility as of April 30, 2010.

On April 30, 2010, the Company entered into a new senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.512% at December 31, 2010) due monthly. As of September 30, 2010 and December 31, 2010, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of December 31, 2010, the Company was in compliance with these covenants.

7.             Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2011 tax rate will be approximately 50%, which is an increase from the estimated 46% disclosed in the Company’s fiscal year 2010 Form 10-K. The estimated 4% increase is a result of the estimated additional earn out payment described in Note 4, which is not deductable against U.S. taxable income. We estimate that our future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company applies the guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the U.K. Currently, the Company is not subject to any income tax examinations. The statute of limitations for years prior to fiscal 2007 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2007 may be adjusted upon examination by tax authorities if they are utilized.

8.             Stockholders’ Equity

Common Stock

On February 23, 2006, the Company issued 5,000,000 shares of common stock for net proceeds of $43,977,000 in conjunction with its initial public offering. On March 13, 2007, the Company issued 100,000 shares of common stock for net proceeds of $1,070,000 in conjunction with its follow-on offering.

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in November 2010. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the three months ended December 31, 2010, 229,575 shares were purchased under the program for approximately $3,541,000. As of December 31, 2010, approximately $8,114,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, 5,000,000 shares of common stock were initially reserved for issuance. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2010, the Company issued options to purchase 231,000 shares to employees and directors with exercise prices between $13.48 and $17.02, and options to purchase 9,345 shares were forfeited. During the three months ended December 31, 2010, the Company issued 635,092 restricted shares to employees and directors at prices ranging from $15.12 to $15.47, and 15,313 restricted shares were forfeited. At December 31, 2010, there were 3,145,079 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2010 and the three months ended December 31, 2010 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2009	4,609,226	$10.95
Options granted	624,566	10.92
Options exercised	(411,036)	7.88
Options canceled	(75,467)	12.24
Options outstanding at September 30, 2010	4,747,289	11.20
Options granted	231,000	15.56
Options exercised	(261,442)	9.17
Options canceled	(9,345)	11.80
Options outstanding at December 31, 2010	4,707,502	11.52
Options exercisable at December 31, 2010	2,621,266	12.00

The intrinsic value of outstanding and exercisable options at December 31, 2010 is approximately $13,100,000 and $6,206,000, respectively, based on a stock price of $14.05 on December 31, 2010.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2010 and the three months ended December 31, 2010 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2009	462,836	$8.88
Restricted shares granted	699,410	10.00
Restricted shares vested	(144,053)	8.47
Restricted shares canceled	(45,026)	9.30
Unvested restricted shares at September 30, 2010	973,167	9.73
Restricted shares granted	635,092	15.44
Restricted shares vested	(176,060)	8.79
Restricted shares canceled	(15,313)	10.17
Unvested restricted shares at December 31, 2010	1,416,886	12.40

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

As of December 31, 2010 and September 30, 2010, the Company’s Level 1 short-term investments of $32,947,000 and $33,405,000, respectively, are the only financial assets measured at fair value. As of December 31, 2010 and September 30, 2010, the Company’s $7,500,000 and $2,805,000 liability for the earn-out related to the Network International acquisition is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2010 and the three months ended December 31, 2010 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2009	—
Acquisition contingent consideration	$2,805
Purchases and issuances	—
Sales and settlements	—
Unrealized gains (losses), net	—
Balance at September 30, 2010	2,805
Acquisition contingent consideration	4,695
Purchases and issuances	—
Sales and settlements	—
Unrealized gains (losses), net	—
Balance at December 31, 2010	$7,500

The Company did not have any Level 3 assets or liabilities prior to fiscal year 2010.

When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management’s projection of EBITDA for Network International and applying a discount to the expected proceeds to estimate fair value. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2010 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

About us.  We are a leading online auction marketplace for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.uk-liquidation.co.uk and www.liquibiz.com. We also operate a wholesale industry portal, www.goWholesale.com that connects advertisers with buyers seeking products for resale and related business services.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,255,000 to approximately 1,461,000, or 16.4%.

Recent initiatives.  With the addition of Network International, we have accelerated our growth in the capital assets market, which is a growing area of interest and opportunity. Network International has strengthened the scale and reach of our capital assets business by adding 22 Fortune 500 corporations and eight of the world’s largest multinationals across the energy supply chain as new clients. The sale of capital assets currently comprises approximately 50% of our GMV, and clients with idle and used capital equipment are increasing their financial recovery and improving cycle times by accessing our menu of value added services and base of over 400,000 registered buyers of capital assets, ranging from heavy machinery to rolling stock and scrap metal.

As a result, we have increased our estimate of the fair value of the earn-out at the time of the Network International acquisition from $2,805,000, out of a possible total earn out payment of $7,500,000, to $7,500,000. Upon review of the estimate as of December 31, 2010, we determined that the operating results of Network International are exceeding original estimates significantly, and have estimated that the full $7,500,000 earn out payment is likely based on the last six months of operating history and estimates for the next 12 months. Therefore, we recorded an additional liability of $4,695,000 as of December 31, 2010 and reflected this increase in the statement of operations for the three months ended December 31, 2010 in accordance with new authoritative guidance related to business combinations issued by the FASB in December 2007, which we adopted for fiscal year 2010.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•      Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 22.7 % of our total revenue for the three months ended December 31, 2010. The merchandise sold under our profit-sharing model accounted for approximately 14.1% of our gross merchandise volume, or GMV, for the three months ended December 31, 2010.

•      Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.8% of our total revenue for the three months ended December 31, 2010. The merchandise sold under our consignment model accounted for approximately 43.5% of our GMV for the three months ended December 31, 2010.

•      Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 66.8% of our total revenue for the three months ended December 31, 2010. The merchandise sold under our purchase model accounted for approximately 41.4% of our GMV for the three months ended December 31, 2010.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we received 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We began operations under the new Surplus Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to the DoD’s right to extend it for two additional one-year terms. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 30.6% of our total revenue for the three months ended December 31, 2010. The property sold under our Surplus Contract accounted for approximately 19.0% of our GMV for the three months ended December 31, 2010.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to the DoD’s right to extend it for three additional one-year terms. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 22.7% of our total revenue for the three months ended December 31, 2010. The property sold under our Scrap Contract accounted for approximately 14.1% of our GMV for the three months ended December 31, 2010.

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

Our commercial agreements.  We have over 500 corporate clients each of which has sold in excess of $10,000 of surplus and salvage assets in our marketplaces during the last twelve months. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2010 totaled $126.8 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2010, we completed approximately 124,000 transactions.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2010, we had approximately 1,461,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2010, approximately 500,000 total auction participants participated in auctions on our marketplaces.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest income and other (expense), net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense and acquisition costs.

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

•                                          In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model, changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. We adopted this guidance for the fiscal year beginning October 1, 2009. Accordingly, we believe adjusting net income for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2010	2009
	(In thousands)
	(Unaudited)
Net income	$1,383	$2,940
Interest income and other (expense), net	21	14
Provision for income taxes	1,383	2,631
Amortization of contract intangibles	203	203
Depreciation and amortization	1,190	911

EBITDA	4,180	6,699
Stock compensation expense	2,216	1,736
Acquisition costs	4,695	—

Adjusted EBITDA	$11,091	$8,435

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $42.2 million at December 31, 2010. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

We apply the guidance related to accounting for uncertainty in income taxes. We concluded that there were no uncertain tax positions identified during its analysis.

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

Interest income and other (expense), net.  Interest income and other income, net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our notes payable and realized gains or losses on short-term investments.

Income taxes.  During fiscal years 2008, 2009 and 2010, we had an effective income tax rate of approximately 43%, 58% and 50%, respectively, which included federal, state and foreign income taxes. Our 2009 effective income tax rate increased principally because we recorded a $1,287,000 valuation allowance against the deferred tax assets of our foreign subsidiaries, consisting principally of net operating loss carryforwards. $960,000 of the valuation allowance was necessitated by losses in recent years at our UK subsidiary, especially in 2009, primarily as a result of the loss of our largest client. Our 2010 effective income tax rate continued to be higher than expected as a result of continued losses in our UK subsidiary, which are not deductible against our US income. We estimate that our fiscal year 2011 tax rate will be approximately 50%, which is an increase from the estimated 46% disclosed in our fiscal year 2010 Form 10-K. The estimated 4% increase is a result of the estimated additional earn out payment described in Note 4 to the financial statements, which is not deductable against U.S. taxable income. We estimate that our future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2010	2009
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	42.0	41.3
Profit-sharing distributions	13.5	13.8
Technology and operations	16.9	18.5
Sales and marketing	7.7	7.1
General and administrative	8.6	9.1
Amortization of contract intangibles	0.3	0.4
Depreciation and amortization	1.4	1.3
Acquisition costs	6.0	—

Total costs and expenses	96.4	91.5

Income from operations	3.6	8.5
Interest income and other (expense), net	0.0	0.0

Income before provision for income taxes	3.6	8.5
Provision for income taxes	(1.8)	(4.0)

Net income	1.8%	4.5%

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Revenue.  Revenue increased $13.2 million, or 20.2%, to $78.5 million for the three months ended December 31, 2010 from $65.3 million for the three months ended December 31, 2009. This was primarily due to (1) a 22.9% increase, or $3.3 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 22.1% increase, or $4.4 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; and (3) a 15.8% increase, or $3.9 million, in our U.S. commercial business as a result of several new programs for large retailers. The amount of gross merchandise volume increased $33.2 million, or 35.4%, to $126.8 million for the three months ended December 31, 2010 from $93.6 million for the three months ended December 31, 2009, primarily due to (1) the growth in our U.S. commercial and DoD businesses discussed above; (2) a 13.9% increase, or $2.6 million, in our state and local government (GovDeals) business; and (3) the acquisition of Network International, completed on June 15, 2010, which utilizes the consignment model.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $6.0 million, or 22.2%, to $32.9 million for the three months ended December 31, 2010 from $26.9 million for the three months ended December 31, 2009. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 42.0% from 41.3%. These increases are primarily due to expenses associated with our U.S. commercial business as a result of the growth discussed above, which was primarily under the purchase model.

Profit-sharing distributions.  Profit-sharing distributions increased $1.6 million, or 18.1%, to $10.6 million for the three months ended December 31, 2010 from $9.0 million for the three months ended December 31, 2009, primarily due to the growth in our scrap business discussed above. As a percentage of revenue, profit-sharing distributions decreased to 13.5% from 13.8%.

Technology and operations expenses.  Technology and operations expenses increased $1.2 million, or 10.2%, to $13.3 million for the three months ended December 31, 2010 from $12.1 million for the three months ended December 31, 2009, primarily due to increases in staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects. As a percentage of revenue, technology and operations expenses decreased to 16.9% from 18.5%, primarily due to the increase in revenue, while leveraging our fixed costs, such as distribution centers.

Sales and marketing expenses.  Sales and marketing expenses increased $1.4 million, or 29.4%, to $6.0 million for the three months ended December 31, 2010 from $4.6 million for the three months ended December 31, 2009. As a percentage of revenue, sales and marketing expenses increased to 7.7% from 7.1%. These increases are primarily due to (1) expenses of $0.5 million in staff wages, including stock based compensation; and (2) expenses of $0.7 million associated with Network International, which was acquired on June 15, 2010.

General and administrative expenses.  General and administrative expenses increased $0.8 million, or 13.4%, to $6.7 million for the three months ended December 31, 2010 from $5.9 million for the three months ended December 31, 2009, primarily due to (1) $0.6 million in staff wages, including stock based compensation; and (2) $0.2 million in business development costs. As a percentage of revenue, general and administrative expenses decreased to 8.6% from 9.1%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended December 31, 2010 and 2009, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.3 million, or 30.5%, to $1.2 million for the three months ended December 31, 2010 from $0.9 million for the three months ended December 31, 2009, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during the fiscal year ended September 30, 2010.

Acquisition costs.  Acquisition costs were $4.7 million for the three months ended December 31, 2010 and $0 for the three months ended December 31, 2009, as a result of our acquisition of Network International, Inc. on June 15, 2010. The acquisition price included an upfront cash payment of $7.5 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. We estimated the fair value of the earn-out at the time of the acquisition to be $2.8 million out of a possible total earn out payment of $7.5 million. Upon review of the estimate as of December 31, 2010, we determined that the operating results of Network International are exceeding original estimates significantly, and have estimated that the full $7.5 million earn out payment is likely based on the last six months of operating history and estimates for the next 12 months. Therefore, we have recorded an additional liability of $4.7 million as of December 31, 2010 and reflected this increase in the statement of operations for the three months ended December 31, 2010 in accordance with new authoritative guidance related to business combinations issued by the FASB in December 2007, which we adopted for fiscal year 2010.

Interest income and other (expense), net.  Interest income and other (expense), net was consistent at $21 thousand of expense for the three months ended December 31, 2010 and $14 thousand of expense for the three months ended December 31, 2009.

Provision for income tax expense.  Income tax expense decreased $1.2 million, or 47.4%, to $1.4 million for the three months ended December 31, 2010 from $2.6 million for the three months ended December 31, 2009, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $1.5 million, or 53.0%, to $1.4 million for the three months ended December 31, 2010 from $2.9 million for the three months ended December 31, 2009.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2010, we had approximately $48.5 million in cash and cash equivalents, $32.9 million in short-term investments and $24.3 million available under our $30.0 million senior credit facility, due to issued letters of credit for $5.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in November 2010. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the three months ended December 31, 2010, 229,575 shares were purchased under the program for approximately $3,541,000. As of December 31, 2010, approximately $8,114,000 may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Net cash provided by operating activities was $6.8 million for the three months ended December 31, 2010 and $3.7 million for the three months ended December 31, 2009. For the three months ended December 31, 2010, net cash provided by operating activities primarily consisted of net income of $1.4 million, depreciation and amortization expense of $1.4 million, stock compensation expense of $2.2 million and a net increase in accounts payable, accrued expenses and other liabilities of $4.3 million — primarily due to an increase in customers payable resulting from the growth of our consignment model, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $2.4 million and provision for inventory allowance and doubtful accounts of $0.1 million, net. For the three months ended December 31, 2009, net cash provided by operating activities primarily consisted of net income of $2.9 million, depreciation and amortization expense of $1.1 million, stock compensation expense of $1.7 million and a net increase in accounts payable, accrued expenses and other liabilities of $1.6 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $3.6 million.

Net cash used in investing activities was $1.6 million for the three months ended December 31, 2010 and $8.8 million for the three months ended December 31, 2009. Net cash used in investing activities for the three months ended December 31, 2010 consisted primarily of capital expenditures of $2.0 million for purchases of equipment and leasehold improvements, offset in part by net sales of short-term investments of $0.4 million. Net cash used in investing activities for the three months ended December 31, 2009 consisted primarily of net purchases of short-term investments of $7.6 million and capital expenditures of $1.2 million for purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $0.1 million for the three months ended December 31, 2010 and net cash used in financing activities was $5.0 million for the three months ended December 31, 2009. Net cash provided by financing activities for the three months ended December 31, 2010 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $3.6 million, offset in part by $3.5 million for stock repurchases. Net cash used in financing activities for the three months ended December 31, 2009 consisted primarily of $5.1 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $0.1 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $4.0 million to $4.5 million in the fiscal year ending September 30, 2011. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2010 were $2.0 million. As of December 31, 2010, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due April 30, 2013. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of December 31, 2010, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $24.3 million due to issued letters of credit for $5.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2010, we were in full compliance with the terms and conditions of our credit agreement.

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

New Accounting Pronouncements

In December 2010, the FASB issued new authoritative guidance related to goodwill impairment. This guidance changes the accounting for goodwill impairment by requiring the step 2 test on goodwill impairment of entities that have a zero or negative carrying amount, whereas previously if an entity had a zero or negative carrying amount and it was determined that the entity had a value greater than zero; step 1 was sufficient, resulting in no requirement to perform step 2 testing and no impairment was recorded. The new guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010.  Early adoption is not permitted so this will not be applicable for us until the first quarter of fiscal 2012. Any impairment charges upon adoption would be recognized as a cumulative-effect adjustment to retained earnings and any impairment charges thereafter would run through current earnings. We are currently evaluating the impact, if any, that this guidance will have upon adoption related to our UK subsidiary, as we currently have a negative carrying amount related to operating losses.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of December 31, 2010 and September 30, 2010 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of December 31, 2010, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than three percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2010, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2010	—	—	—	—
November 1 to November 30, 2010	—	—	—	—
December 1 to December 31, 2010	229,575	$15.42	229,575	$8,114,000
Total	229,575	$15.42	229,575	$8,114,000

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 4, 2011.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer