Form 10-Q
period 2011-03-31
LIQUIDITY SERVICES INC
filed 2011-05-10
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May10, 2011 was 27,912,876.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	March 31,	September 30,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,361	$43,378
Short-term investments	12,786	33,405
Accounts receivable, net of allowance for doubtful accounts of $426 and $328 at March 31, 2011 and September 30, 2010, respectively	7,039	4,475
Inventory	19,272	17,321
Prepaid expenses, deferred taxes and other current assets	11,089	10,122
Total current assets	133,547	108,701
Property and equipment, net	7,696	6,781
Intangible assets, net	2,201	3,057
Goodwill	40,005	39,831
Other assets	6,276	6,534
Total assets	$189,725	$164,904
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,014	$8,605
Accrued expenses and other current liabilities	20,278	23,659
Profit-sharing distributions payable	10,107	5,596
Acquisition earn out payable	5,000	995
Customer payables	14,749	9,783
Total current liabilities	58,148	48,638
Acquisition earn out payable	—	1,810
Deferred taxes and other long-term liabilities	1,959	2,082
Total liabilities	60,107	52,530
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,698,045 shares issued and 27,535,989 shares outstanding at March 31, 2011; 28,827,072 shares issued and 26,894,591 shares outstanding at September 30, 2010	27	27
Additional paid-in capital	99,119	85,517
Treasury stock, at cost	(21,884)	(18,343)
Accumulated other comprehensive loss	(3,904)	(4,645)
Retained earnings	56,260	49,818
Total stockholders’ equity	129,618	112,374
Total liabilities and stockholders’ equity	$189,725	$164,904

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue	$92,103	$75,782	$170,613	$141,096
Costs and expenses:
Cost of goods sold (excluding amortization)	40,717	33,358	73,656	60,309
Profit-sharing distributions	11,988	11,068	22,609	20,059
Technology and operations	14,363	12,156	27,687	24,242
Sales and marketing	6,180	5,011	12,195	9,659
General and administrative	7,148	6,475	13,885	12,414
Amortization of contract intangibles	204	203	407	407
Depreciation and amortization	1,351	970	2,541	1,881
Acquisition costs	—	—	4,695	—

Total costs and expenses	81,951	69,241	157,675	128,971

Income from operations	10,152	6,541	12,938	12,125
Interest income and other (expense), net	(34)	55	(54)	42

Income before provision for income taxes	10,118	6,596	12,884	12,167
Provision for income taxes	(5,059)	(3,019)	(6,442)	(5,650)

Net income	$5,059	$3,577	$6,442	$6,517

Basic earnings per common share	$0.19	$0.13	$0.24	$0.24

Diluted earnings per common share	$0.18	$0.13	$0.23	$0.24

Basic weighted average shares outstanding	27,298,989	27,046,617	27,253,138	27,292,963

Diluted weighted average shares outstanding	28,068,461	27,228,908	28,179,741	27,451,074

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

					Additional	Accumulated Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2010	(1,932,481)	$(18,343)	28,827,072	$27	$85,517	$(4,645)	$49,818	$112,374
Common stock repurchased	(229,575)	(3,541)	—	—	—	—	—	(3,541)
Exercise of common stock options and restricted stock	—	—	870,973	—	7,580	—	—	7,580
Compensation expense from grants of common stock options and restricted stock	—	—	—	—	6,022	—	—	6,022
Comprehensive income:
Net income	—	—	—	—	—	—	6,442	6,442
Foreign currency translation and other	—	—	—	—	—	741	—	741
Balance at March 31, 2011	(2,162,056)	$(21,884)	29,698,045	$27	$99,119	$(3,904)	$56,260	$129,618

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Six Months Ended March 31,
	2011	2010
Operating activities
Net income	$6,442	$6,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,948	2,288
Stock compensation expense	4,528	4,245
Provision for inventory allowance	(45)	488
Provision for doubtful accounts	97	(194)
Changes in operating assets and liabilities:
Accounts receivable	(2,661)	(437)
Inventory	(1,906)	(2,797)
Prepaid expenses and other assets	(709)	(1,515)
Accounts payable	(591)	398
Accrued expenses and other	624	4,683
Profit-sharing distributions payable	4,511	1,097
Customer payables	4,966	1,276
Other liabilities	(1,933)	(148)

Net cash provided by operating activities	16,271	15,901
Investing activities
Purchases of short-term investments	(7,862)	(23,465)
Proceeds from the sale of short-term investments	28,525	27,763
Increase in goodwill and intangibles	(29)	(313)
Purchases of property and equipment	(2,973)	(2,300)

Net cash provided by investing activities	17,661	1,685
Financing activities
Principal repayments of capital lease obligations and debt	—	(28)
Proceeds from exercise of common stock options (net of tax)	7,580	579
Incremental tax benefit from exercise of common stock options	1,495	93
Repurchases of common stock	(3,541)	(8,922)

Net cash provided by (used in) financing activities	5,534	(8,278)
Effect of exchange rate differences on cash and cash equivalents	517	(608)

Net increase in cash and cash equivalents	39,983	8,700
Cash and cash equivalents at beginning of period	43,378	33,538

Cash and cash equivalents at end of period	$83,361	$42,238
Supplemental disclosure of cash flow information
Cash paid for income taxes	$5,377	$6,072
Cash paid for interest	38	10
Assets acquired under capital leases	—	—
Contingent purchase price accrued	4,695	—

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus, salvage and scrap assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets and specialty equipment. The Company’s online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.uk-liquidation.co.uk and www.liquibiz.com. LSI has one reportable segment consisting of operating online auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011 or any future period.

Short-Term Investments

Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three and six months ended March 31, 2011 and 2010, the amount of unrealized gains (losses) reported in accumulated other comprehensive loss was approximately $59,000 and $45,000, and ($47,000) and ($88,000), respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method and the securities have a duration of three to twelve months. Interest and dividends on securities classified as available-for-sale are included in interest income and other income, net. Realized gains (losses) for sales of investments for the three and six months ended March 31, 2011 and 2010 were $176,000 and $76,000, and ($26,000) and ($28,000) respectively.

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments based on the grant-date fair value. As a result, the Company’s income before provision for income taxes and net income for the three and six months ended March 31, 2011 and 2010 was approximately $2,312,000 and $1,156,000, and $4,528,000 and $2,264,000; and $2,509,000 and $1,355,000, and $4,245,000 and $2,292,000 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.  The total compensation cost related to nonvested awards not yet recognized at March 31, 2011 was approximately $22,623,000, which will be recognized over the weighted average vesting period of 27 months.  The Company utilizes the Black-Scholes option pricing model to determine its shared-based compensation expense.  Inputs into the Black-Scholes model include volatility rates that range from 40% to 72%, a dividend rate of 0%, and risk-free interest rates that range from 0.31% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate of 18.4% based on its historical forfeiture rate. As a result of adopting the new authoritative guidance on October 1, 2005, the Company’s basic and diluted earnings per share for the three and six months ended March 31, 2011 and 2010 were approximately $0.04 and $0.04, and $0.08 and $0.08; and $0.05 and $0.05, and $0.08 and $0.08, lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three and six months ended March 31, 2011 and 2010 comprehensive income was approximately $6,295,000 and $7,183,000; and $2,128,000 and $4,953,000, respectively.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,405,589 unvested restricted shares outstanding at March 31, 2011, which were issued at prices ranging from $7.48 to $15.47 during the years ended September 30, 2010 and 2009 and the six months ended March 31, 2011, of which only 477,151 and 611,805, and 182,291 and 158,111 shares have been included in the calculation of diluted income per share for the three and six months ended March 31, 2011 and 2010, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)   for the three months ended March 31, 2011, 390,851 options;

(b)   for the six months ended March 31, 2011, 264,552 options;

(c)   for the three months ended March 31, 2010, 2,110,790 options; and

(d)   for the six months ended March 31, 2010, 2,110,790 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,298,989	27,046,617	27,253,138	27,292,963
Treasury stock effect of options and restricted stock	769,472	182,291	926,603	158,111

Diluted weighted average common shares outstanding	28,068,461	27,228,908	28,179,741	27,451,074

Net income	$5,059	$3,577	$6,442	$6,517
Net income per common share:
Basic income per common share	$0.19	$0.13	$0.24	$0.24
Diluted income per common share	$0.18	$0.13	$0.23	$0.24

3.             Defense Logistics Agency (DLA) Disposition Services Contracts

The Company’s original Surplus Contract with the DLA Disposition Services expired on December 17, 2008. Under the terms of the original Surplus Contract, the Company distributed to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the original Surplus Contract. Profit-sharing distributions to the DLA Disposition Services for the three and six months ended March 31, 2011 and 2010 were $0 and $0; and $73,000 and $444,000, respectively, including accrued amounts, as of March 31, 2011 and 2010, of $169,000 and $424,000, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company responded to a RFP and was awarded the new Surplus Contract. Significant operations began under the new Surplus Contract during February 2009. The new Surplus Contract has a base term expiring in February 2012 with two one year renewal options, exercisable by the DLA Disposition Services. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense (DOD) at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The new Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

The Company has a Scrap Contract with the DLA Disposition Services, in which the base term expires in June 2012 with three one year renewal options, exercisable by the DLA Disposition Services. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DLA Disposition Services. The Company distributes to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the Contract. Effective June 1, 2007, the profit-sharing distribution for the Scrap Contract was decreased from 80% to 77% in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. The Scrap Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution if sales are made to certain target levels of small-business buyers. This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three and six months ended March 31, 2011 and 2010, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $11,879,000 and $22,205,000; and $10,541,000 and $18,774,000, respectively, including accrued amounts, as of March 31, 2011 and 2010, of $9,859,000 and $5,148,000, respectively. The Scrap Contract may be terminated by either the Company or DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2011.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

4.             Network International Acquisition — Acquisition Costs

On June 15, 2010, the Company acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price included an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on the earnings before interest, taxes, depreciation and amortization (EBITDA) earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. The Company estimated the fair value of the earn-out at the time of the acquisition to be $2,805,000 out of a possible total earn out payment of $7,500,000. Upon review of the estimate as of December 31, 2010, the Company determined that the operating results of Network International exceed original estimates significantly, and estimated that the full $7,500,000 earn out payment is likely based on the of operating history, since the acquisition date, and estimates for the remainder of the ear-out period. Therefore, the Company recorded an additional liability of $4,695,000 as of December 31, 2010 and reflected this increase in its statement of operations for the three months ended December 31, 2010 in accordance with new authoritative guidance related to business combinations issued by the FASB in December 2007, which the Company adopted for fiscal year 2010. During the three months ended March 31, 2011, the Company paid $2,500,000 of the earn-out. As of March 31, 2011, $5,000,000 remained as the earn—out liability.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.             Goodwill and Intangible Assets

The carrying amount of goodwill, as of March 31, 2011, is net of a $2,937,000 decrease due to foreign currency translation.

Intangible assets at March 31, 2011 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(4,610)	$1,084
Brand and technology	3 - 5	688	(484)	204
Covenants not to compete	3 - 5	2,985	(2,228)	757
Patent and trademarks	3 - 10	237	(81)	156
Total intangible assets, net				$2,201

Future expected amortization of intangible assets at March 31, 2011 was as follows:

Years ending September 30,	(in thousands)
2011 (remaining six months)	$729
2012	1,185
2013	190
2014	18
2015 and after	79
Total	$2,201

6.             Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility with a bank, which provided for borrowings up to $30.0 million. This senior credit facility expired on April 30, 2010. The Company had no outstanding borrowings under this facility as of April 30, 2010.

On April 30, 2010, the Company entered into a new senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million with a maturity date of April 30, 2013. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.503% at March 31, 2011) due monthly. As of September 30, 2010 and March 31, 2011, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of EBITDA and a minimum debt coverage ratio. As of March 31, 2011, the Company was in compliance with these covenants.

7.             Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2011 tax rate will be approximately 50%, which is an increase from the estimated 46% disclosed in the Company’s fiscal year 2010 Form 10-K. The estimated 4% increase is a result of the estimated additional earn out payment described in Note 4, which is not deductable against U.S. taxable income. The Company estimates that its future effective income tax rate will be approximately 46%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 8% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in the financial statements but are not deductable for tax purposes until they are exercised.

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

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using available cash. On February 2, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the three months ended December 31, 2010, 229,575 shares were purchased under the program for approximately $3,541,000. During the three months ended March 31, 2011, no shares were purchased under the program. As of March 31, 2011, approximately $8,114,000 may yet be expended under the program. On May 3, 2011, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, 5,000,000 shares of common stock were initially reserved for issuance. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the six months ended March 31, 2011, the Company issued options to purchase 321,072 shares to employees and directors with exercise prices between $13.48 and $17.02, and options to purchase 21,883 shares were forfeited. During the six months ended March 31, 2011, the Company issued 666,890 restricted shares to employees and directors at prices ranging from $12.88 to $15.47, and 24,605 restricted shares were forfeited. At March 31, 2011, there were 3,045,039 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2010 and the three months ended December 31, 2010 and March 31, 2011 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2009	4,609,226	$10.95
Options granted	624,566	10.92
Options exercised	(411,036)	7.88
Options canceled	(75,467)	12.24
Options outstanding at September 30, 2010	4,747,289	11.20
Options granted	231,000	15.56
Options exercised	(261,442)	9.17
Options canceled	(9,345)	11.80
Options outstanding at December 31, 2010	4,707,502	11.52
Options granted	90,072	14.30
Options exercised	(399,668)	11.85
Options canceled	(12,538)	14.70
Options outstanding at March 31, 2011	4,385,368	11.54
Options exercisable at March 31, 2011	2,521,122	11.87

The intrinsic value of outstanding and exercisable options at March 31, 2011 is approximately $27,751,000 and $15,139,000, respectively, based on a stock price of $17.86 on March 31, 2011.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2010 and the three months ended December 31, 2010 and March 31, 2011 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2009	462,836	$8.88
Restricted shares granted	699,410	10.00
Restricted shares vested	(144,053)	8.47
Restricted shares canceled	(45,026)	9.30
Unvested restricted shares at September 30, 2010	973,167	9.73
Restricted shares granted	635,092	15.44
Restricted shares vested	(176,060)	8.79
Restricted shares canceled	(15,313)	10.17
Unvested restricted shares at December 31, 2010	1,416,886	12.40
Restricted shares granted	31,798	13.74
Restricted shares vested	(33,803)	10.71
Restricted shares canceled	(9,292)	13.94
Unvested restricted shares at March 31, 2011	1,405,589	12.46

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

As of March 31, 2011 and September 30, 2010, the Company’s Level 1 short-term investments of $12,786,000 and $33,405,000, respectively, are the only financial assets measured at fair value. As of March 31, 2011 and September 30, 2010, the Company’s $5,000,000 and $2,805,000 liability for the earn-out related to the Network International acquisition is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2010 and the six months ended March 31, 2011 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2009	—
Acquisition contingent consideration	$2,805
Purchases and issuances	—
Sales and settlements	—
Unrealized gains (losses), net	—
Balance at September 30, 2010	2,805
Acquisition contingent consideration	4,695
Purchases and issuances	—
Sales and settlements	(2,500)
Unrealized gains (losses), net	—
Balance at March 31, 2010	$5,000

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,299,000 to approximately 1,508,000, or 16.0%.

Recent initiatives.  We intend to utilize our growing cash balance to execute our long term growth strategy which includes: (i) organic growth initiatives to expand our base of buyers and sellers, (ii) investing in our technology platform and infrastructure to deliver innovative services and to support a much larger business, and (iii) acquisitions of complementary businesses. Although, we have not dismissed the option in the future for more significant stock repurchases or a dividend, we believe that focusing on our stated growth strategy will drive better returns for our shareholders.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•      Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 22.3% and 22.5% of our total revenue for the three and six months ended March 31, 2011, respectively. The merchandise sold under our profit-sharing model accounted for approximately 14.9% and 14.5% of our gross merchandise volume, or GMV, for the three and six months ended March 31, 2011, respectively.

•      Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 6.9% and 7.7% of our total revenue for the three and six months ended March 31, 2011, respectively. The merchandise sold under our consignment model accounted for approximately 37.6% and 40.4% of our GMV for the three and six months ended March 31, 2011, respectively.

•      Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 70.3% and 68.7% of our total revenue for the three and six months ended March 31, 2011, respectively. The merchandise sold under our purchase model accounted for approximately 47.2% and 44.5% of our GMV for the three and six months ended March 31, 2011, respectively.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•      Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we received 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We began operations under the new Surplus Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to the DoD’s right to extend it for two additional one-year terms. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 30.2% and 30.4% of our total revenue for the three and six months ended March 31, 2011, respectively. The property sold under our Surplus Contract accounted for approximately 20.3% and 19.7% of our GMV for the three and six months ended March 31, 2011, respectively.

•      Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to the DoD’s right to extend it for three additional one-year terms. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 22.3% and 22.5% of our total revenue for the three and six months ended March 31, 2011, respectively. The property sold under our Scrap Contract accounted for approximately 14.9% and 14.5% of our GMV for the three and six months ended March 31, 2011, respectively.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and six months ended March 31, 2011 totaled $137.7 million and $264.5 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and six months ended March 31, 2011, we completed approximately 132,000 and 256,000 transactions, respectively.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2011, we had approximately 1,508,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and six months ended March 31, 2011, approximately 546,000 and 1,046,000 total auction participants participated in auctions on our marketplaces, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest (income) and other expense, net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense and acquisition costs.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
	(in thousands) (unaudited)
Net income	$5,059	$3,577	$6,442	$6,517
Interest (income) and other expense, net	34	(55)	54	(42)
Provision for income taxes	5,059	3,019	6,442	5,650
Amortization of contract intangibles	204	203	407	407
Depreciation and amortization	1,351	970	2,541	1,881

EBITDA	11,707	7,714	15,886	14,413
Stock compensation expense	2,312	2,509	4,528	4,245
Acquisition costs	—	—	4,695	—

Adjusted EBITDA	$14,019	$10,223	$25,109	$18,658

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $42.2 million at March 31, 2011. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

We apply the guidance related to accounting for uncertainty in income taxes. We concluded that there were no uncertain tax positions identified during our analysis.

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

Interest income and other (expense), net.  Interest income and other (expense), net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our notes payable and realized gains or losses on short-term investments.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	44.2	44.0	43.2	42.7
Profit-sharing distributions	13.0	14.6	13.3	14.2
Technology and operations	15.6	16.0	16.2	17.2
Sales and marketing	6.7	6.6	7.1	6.8
General and administrative	7.8	8.6	8.1	8.8
Amortization of contract intangibles	0.2	0.3	0.2	0.3
Depreciation and amortization	1.5	1.3	1.5	1.4
Acquisition costs	—	—	2.8	—

Total costs and expenses	89.0	91.4	92.4	91.4

Income from operations	11.0	8.6	7.6	8.6
Interest income and other (expense), net	0.0	0.1	0.0	0.0

Income before provision for income taxes	11.0	8.7	7.6	8.6
Provision for income taxes	(5.5)	(4.0)	(3.8)	(4.0)

Net income	5.5%	4.7%	3.8%	4.6%

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenue.  Revenue increased $16.3 million, or 21.5%, to $92.1 million for the three months ended March 31, 2011 from $75.8 million for the three months ended March 31, 2010, primarily due to (1) a 30.8% increase, or $6.6 million, in our DoD surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; (2) a 24.3% increase, or $7.6 million, in our U.S. commercial business as a result of several new programs for large retailers; and (3) a 15.9% increase, or $2.8 million, in our DoD scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals. The amount of gross merchandise volume increased $32.2 million, or 30.6%, to $137.7 million for the three months ended March 31, 2011 from $105.5 million for the three months ended March 31, 2010, primarily due to (1) the growth in our DoD businesses discussed above; (2) a 32.1% increase, or $6.3 million, in our state and local government (GovDeals) business; and (3) the acquisition of Network International, completed on June 15, 2010, which utilizes the consignment model.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $7.3 million, or 22.1%, to $40.7 million for the three months ended March 31, 2011 from $33.4 million for the three months ended March 31, 2010. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 44.2% from 44.0%. These increases are primarily due to expenses associated with our U.S. commercial business as a result of the growth discussed above, which was primarily under the purchase model.

Profit-sharing distributions.  Profit-sharing distributions increased $0.9 million, or 8.3%, to $12.0 million for the three months ended March 31, 2011 from $11.1 million for the three months ended March 31, 2010, primarily due to the growth in our DoD scrap business discussed above. As a percentage of revenue, profit-sharing distributions decreased to 13.0% from 14.6%.

Technology and operations expenses.  Technology and operations expenses increased $2.2 million, or 18.2%, to $14.4 million for the three months ended March 31, 2011 from $12.2 million for the three months ended March 31, 2010, primarily due to increases in staff, outsourced processing labor and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects. As a percentage of revenue, technology and operations expenses decreased to 15.6% from 16.0%, primarily due to the increase in revenue, while leveraging our fixed costs, such as our distribution center network.

Sales and marketing expenses.  Sales and marketing expenses increased $1.2 million, or 23.3%, to $6.2 million for the three months ended March 31, 2011 from $5.0 million for the three months ended March 31, 2010. As a percentage of revenue, sales and marketing expenses increased to 6.7% from 6.6%. These increases are primarily due to (1) expenses of $0.5 million in staff wages, including stock based compensation; and (2) expenses of $0.6 million associated with Network International, which was acquired on June 15, 2010.

General and administrative expenses.  General and administrative expenses increased $0.6 million, or 10.4%, to $7.1 million for the three months ended March 31, 2011 from $6.5 million for the three months ended March 31, 2010, primarily due to (1) $0.2 million in general corporate expenses to support the growth discussed above; (2) expenses of $0.2 million associated with Network International; and (3) $0.2 million in business development costs. As a percentage of revenue, general and administrative expenses decreased to 7.8% from 8.6%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended March 31, 2011 and 2010, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.4 million, or 39.3%, to $1.4 million for the three months ended March 31, 2011 from $1.0 million for the three months ended March 31, 2010, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during the fiscal year ended September 30, 2010.

Interest income and other (expense), net.  Interest income and other (expense), net decreased $89 thousand, or 161.8%, to $34 thousand of expense for the three months ended March 31, 2011 from $55 thousand of income for the three months ended March 31, 2010, primarily due to an increase in other expenses.

Provision for income tax expense.  Income tax expense increased $2.1 million, or 67.6%, to $5.1 million for the three months ended March 31, 2011 from $3.0 million the three months ended March 31, 2010, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $1.5 million, or 41.4%, to $5.1 million for the three months ended March 31, 2011 from $3.6 million for the three months ended March 31, 2010.

Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Revenue.  Revenue increased $29.5 million, or 20.9%, to $170.6 million for the six months ended March 31, 2011 from $141.1 million for the six months ended March 31, 2010, primarily due to (1) a 19.0% increase, or $6.1 million, in our DoD scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 26.4% increase, or $10.8 million, in our DoD surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; and (3) a 17.5% increase, or $9.8 million, in our U.S. commercial business as a result of several new programs for large retailers. The amount of gross merchandise volume increased $65.4 million, or 32.8%, to $264.5 million for the six months ended March 31, 2011 from $199.1 million for the six months ended March 31, 2010, primarily due to (1) the growth in our DoD businesses discussed above; (2) a 23.2% increase, or $8.9 million, in our state and local government (GovDeals) business; and (3) the acquisition of Network International, completed on June 15, 2010, which utilizes the consignment model.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $13.4 million, or 22.1%, to $73.7 million for the six months ended March 31, 2011 from $60.3 million for the six months ended March 31, 2010. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 43.2% from 42.7%. These increases are primarily due to expenses associated with our U.S. commercial business as a result of the growth discussed above, which was primarily under the purchase model.

Profit-sharing distributions.  Profit-sharing distributions increased $2.5 million, or 12.7%, to $22.6 million for the six months ended March 31, 2011 from $20.1 million for the six months ended March 31, 2010, primarily due to the growth in our DoD scrap business discussed above. As a percentage of revenue, profit-sharing distributions decreased to 13.3% from 14.2%.

Technology and operations expenses.  Technology and operations expenses increased $3.5 million, or 14.2%, to $27.7 million for the six months ended March 31, 2011 from $24.2 million for the six months ended March 31, 2010, primarily due to increases in staff, outsourced processing labor and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects. As a percentage of revenue, these expenses decreased to 16.2% from 17.2%, primarily due to the increase in revenue, while leveraging our fixed costs, such as our distribution center network.

Sales and marketing expenses.  Sales and marketing expenses increased $2.5 million, or 26.3%, to $12.2 million for the six months ended March 31, 2011 from $9.7 million for the six months ended March 31, 2010. As a percentage of revenue, sales and marketing expenses increased to 7.1% from 6.8%. These increases are primarily due to (1) expenses of $1.1 million in staff wages, including stock based compensation; and (2) expenses of $1.3 million associated with Network International, which was acquired on June 15, 2010.

General and administrative expenses.  General and administrative expenses increased $1.5 million, or 11.8%, to $13.9 million for the six months ended March 31, 2011 from $12.4 million for the six months ended March 31, 2010, primarily due to (1) $0.7 million in staff wages, including stock based compensation; (2) $0.3 million in business development costs; and (3) expenses of $0.5 million associated with general corporate overhead. As a percentage of revenue, these expenses decreased to 8.1% from 8.8%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.4 million for the six months ended March 31, 2011 and 2010, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.6 million, or 35.1%, to $2.5 million for the six months ended March 31, 2011 from $1.9 million for the six months ended March 31, 2010, primarily due to additional depreciation expense resulting from the purchase of $3.7 million of property and equipment during the fiscal year ended September 30, 2010.

Acquisition costs.  Acquisition costs were $4.7 million for the six months ended March 31, 2011 and $0 for the six months ended March 31, 2010, as a result of our acquisition of Network International, Inc. on June 15, 2010. The acquisition price included an upfront cash payment of $7.5 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. We estimated the fair value of the earn-out at the time of the acquisition to be $2.8 million out of a possible total earn out payment of $7.5 million. Upon review of the estimate as of December 31, 2010, we determined that the operating results of Network International were exceeding original estimates significantly, and estimated that the full $7.5 million earn out payment is likely based on the first six months of operating history and estimates for the remaining 12 months. Therefore, we recorded an additional liability of $4.7 million as of December 31, 2010 and reflected this increase in the statement of operations for the three months ended December 31, 2010 in accordance with new authoritative guidance related to business combinations issued by the FASB in December 2007, which we adopted for fiscal year 2010.

Interest income and other (expense), net.  Interest income and other (expense), net decreased $96 thousand, or 228.5%, to $54 thousand of expense for the six months ended March 31, 2011 from $42 thousand of income for the six months ended March 31, 2010, primarily due to an increase in other expenses.

Provision for income tax expense.  Income tax expense increased $0.8 million, or 14.0%, to $6.4 million for the six months ended March 31, 2011 from $5.6 million for the six months ended March 31, 2010, primarily due to the increase in income before provision for income taxes.

Net income.  Net income decreased $0.1 million, or 1.1%, to $6.4 million for the six months ended March 31, 2011 from $6.5 million for the six months ended March 31, 2010.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2011, we had approximately $83.4 million in cash and cash equivalents, $12.8 million in short-term investments and $25.3 million available under our $30.0 million senior credit facility, due to issued letters of credit for $4.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the three months ended December 31, 2010, 229,575 shares were purchased under the program for approximately $3,541,000. During the three months ended March 31, 2011, no shares were purchased under the program. As of March 31, 2011, approximately $8,114,000 may yet be expended under the program. On May 3, 2011, our Board of Directors approved an additional $10.0 million for the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2011 Compared to Six Months Ended March 31, 2010

Net cash provided by operating activities was $16.3 million for the six months ended March 31, 2011 and $15.9 million for the six months ended March 31, 2010. For the six months ended March 31, 2011, net cash provided by operating activities primarily consisted of net income of $6.4 million, depreciation and amortization expense of $3.0 million, stock compensation expense of $4.5 million, provision for inventory allowance and doubtful accounts of $0.1 million, net and a net increase in accounts payable, accrued expenses and other liabilities of $7.6 million — primarily due to an increase in customers payable resulting from the growth of our consignment model, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $5.3 million. For the six months ended March 31, 2010, net cash provided by operating activities primarily consisted of net income of $6.5 million, depreciation and amortization expense of $2.3 million, stock compensation expense of $4.2 million, provision for inventory allowance and doubtful accounts of $0.3 million, net and a net increase in accounts payable, accrued expenses and other liabilities of $7.3 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $4.7 million.

Net cash provided by investing activities was $17.7 million for the six months ended March 31, 2011 and $1.7 million for the six months ended March 31, 2010. Net cash provided by investing activities for the six months ended March 31, 2011 consisted primarily of net sales of short-term investments of $20.7 million, offset in part by capital expenditures of $3.0 million for purchases of equipment and leasehold improvements. Net cash provided by investing activities for the six months ended March 31, 2010 consisted primarily of net sales of short-term investments of $4.3 million, offset in part by capital expenditures of $2.3 million for purchases of equipment and leasehold improvements and an increase in goodwill and intangibles of $0.3 million.

Net cash provided by financing activities was $5.5 million for the six months ended March 31, 2011 and net cash used in financing activities was $8.3 million for the six months ended March 31, 2010. Net cash provided by financing activities for the six months ended March 31, 2011 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $9.0 million, offset in part by $3.5 million for stock repurchases. Net cash used in financing activities for the six months ended March 31, 2010 consisted primarily of $8.9 million for stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $0.6 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $4.0 million to $4.5 million in the fiscal year ending September 30, 2011. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2011 were $3.0 million. As of March 31, 2011, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due April 30, 2013. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of March 31, 2011, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $25.3 million due to issued letters of credit for $4.7 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of EBITDA and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2011, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of March 31, 2011 and September 30, 2010 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of March 31, 2011, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May10, 2011.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer