Form 10-Q
period 2011-06-30
LIQUIDITY SERVICES INC
filed 2011-08-09
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 2, 2011 was 28,298,036.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,	September 30,
	2011	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,512	$43,378
Short-term investments	10,910	33,405
Accounts receivable, net of allowance for doubtful accounts of $446 and $328 at June 30, 2011 and September 30, 2010, respectively	5,258	4,475
Inventory	14,714	17,321
Prepaid expenses, deferred taxes and other current assets	15,253	10,122
Total current assets	139,647	108,701
Property and equipment, net	7,984	6,781
Intangible assets, net	3,368	3,057
Goodwill	40,538	39,831
Other assets	6,361	6,534
Total assets	$197,898	$164,904
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,388	$8,605
Accrued expenses and other current liabilities	18,307	23,659
Profit-sharing distributions payable	5,358	5,596
Acquisition earn out payable	7,248	995
Customer payables	13,471	9,783
Total current liabilities	50,772	48,638
Acquisition earn out payable	4,741	1,810
Deferred taxes and other long-term liabilities	2,105	2,082
Total liabilities	57,618	52,530
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,259,365 shares issued and 28,097,309 shares outstanding at June 30, 2011; 28,827,072 shares issued and 26,894,591 shares outstanding at September 30, 2010	28	27
Additional paid-in capital	107,765	85,517
Treasury stock, at cost	(21,884)	(18,343)
Accumulated other comprehensive loss	(832)	(4,645)
Retained earnings	55,203	49,818
Total stockholders’ equity	140,280	112,374
Total liabilities and stockholders’ equity	$197,898	$164,904

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010

Revenue	$86,058	$72,751	$256,671	$213,846
Costs and expenses:
Cost of goods sold (excluding amortization)	34,572	30,378	108,228	90,686
Profit-sharing distributions	12,340	10,256	34,949	30,315
Technology and operations	13,569	11,982	41,256	36,224
Sales and marketing	5,789	5,221	17,984	14,879
General and administrative	6,912	6,148	20,797	18,562
Amortization of contract intangibles	203	203	610	610
Depreciation and amortization	1,391	1,058	3,932	2,938
Acquisition costs and goodwill impairment	16,894	524	21,589	524

Total costs and expenses	91,670	65,770	249,345	194,738

(Loss) income from operations	(5,612)	6,981	7,326	19,108
Interest income and other (expense), net	5	50	(49)	91

(Loss) income before provision for income taxes	(5,607)	7,031	7,277	19,199
Benefit (provision) for income taxes	4,550	(4,041)	(1,892)	(9,692)

Net (loss) income	$(1,057)	$2,990	$5,385	$9,507

Basic (loss) earnings per common share	$(0.04)	$0.11	$0.20	$0.35

Diluted (loss) earnings per common share	$(0.04)	$0.11	$0.19	$0.35

Basic weighted average shares outstanding	27,928,750	26,959,713	27,478,342	27,181,879

Diluted weighted average shares outstanding	27,928,750	27,371,132	28,096,078	27,424,427

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

						Accumulated
					Additional	Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2010	(1,932,481)	$(18,343)	28,827,072	$27	$85,517	$(4,645)	$49,818	$112,374
Common stock repurchased	(229,575)	(3,541)	—	—	—	—	—	(3,541)
Exercise of common stock options and restricted stock	—	—	1,432,293	1	13,050	—	—	13,051
Compensation expense from grants of common stock options and restricted stock	—	—	—	—	9,198	—	—	9,198
Comprehensive income:
Net income	—	—	—	—	—	—	5,385	5,385
Foreign currency translation and other	—	—	—	—	—	3,813	—	3,813
Balance at June 30, 2011	(2,162,056)	$(21,884)	30,259,365	$28	$107,765	$(832)	$55,203	$140,280

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2011	2010
Operating activities
Net income	$5,385	$9,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,542	3,548
Stock compensation expense	6,749	6,029
Provision for inventory allowance	51	440
Provision for doubtful accounts	118	(272)
Impairment of goodwill	16,648	—
Changes in operating assets and liabilities:
Accounts receivable	(827)	172
Inventory	2,556	(771)
Prepaid expenses and other assets	(4,783)	(862)
Accounts payable	(2,226)	4,222
Accrued expenses and other	(5,381)	4,570
Profit-sharing distributions payable	(238)	(480)
Customer payables	3,689	(1,460)
Acquisition earn out payables	2,195	—
Other liabilities	22	(224)

Net cash provided by operating activities	28,500	24,419
Investing activities
Purchases of short-term investments	(8,830)	(36,559)
Proceeds from the sale of short-term investments	31,420	49,360
Increase in goodwill and intangibles	(30)	(338)
Cash paid for acquisitions, net of cash acquired	(9,000)	(3,587)
Purchases of property and equipment	(4,399)	(3,136)

Net cash provided by investing activities	9,161	5,740
Financing activities
Principal repayments of capital lease obligations and debt	—	(138)
Proceeds from exercise of common stock options (net of tax)	13,051	1,520
Incremental tax benefit from exercise of common stock options	2,449	230
Repurchases of common stock	(3,541)	(12,888)

Net cash provided by (used in) financing activities	11,959	(11,276)
Effect of exchange rate differences on cash and cash equivalents	514	(892)

Net increase in cash and cash equivalents	50,134	17,991
Cash and cash equivalents at beginning of period	43,378	33,538

Cash and cash equivalents at end of period	$93,512	$51,529
Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,232	$9,495
Cash paid for interest	47	16
Assets acquired under capital leases	—	—
Contingent purchase price accrued	11,684	2,805

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus, salvage and scrap assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s online marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.uk-liquidation.co.uk and www.liquibiz.com. LSI has one reportable segment consisting of operating online marketplaces for sellers and buyers of surplus, salvage and scrap assets.

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles (GAAP) for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2011 or any future period.

Short-Term Investments

Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the three and nine months ended June 30, 2011 and 2010, the amount of unrealized gains (losses) reported in accumulated other comprehensive loss was approximately $51,000 and $96,000, and ($45,000) and ($133,000), respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method and the securities have a duration of three to twelve months. Interest and dividends on securities classified as available-for-sale are included in interest income and other income, net. Realized losses for sales of investments for the three and nine months ended June 30, 2011 and 2010 were $77,000 and $1,000, and $11,000 and $40,000 respectively.

Stock-Based Compensation

The Company recognizes compensation cost for all share-based payments based on the grant-date fair value. As a result, the Company’s income before provision for income taxes and net income for the three and nine months ended June 30, 2011 and 2010 was approximately $2,221,000 and $2,730,000, and $6,749,000 and $4,994,000; and $1,785,000 and $758,000, and $6,029,000 and $2,985,000 lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.  The total compensation cost related to nonvested awards not yet recognized at June 30, 2011 was approximately $20,707,000, which will be recognized over the weighted average vesting period of 25 months.  The Company utilizes the Black-Scholes option pricing model to determine its shared-based compensation expense.  Inputs into the Black-Scholes model include volatility rates that range from 40% to 72%, a dividend rate of 0%, and risk-free interest rates that range from 0.31% to 5.05% since October 1, 2005. The Company anticipates a forfeiture rate of 18.4% based on its historical forfeiture rate. As a result of adopting the new authoritative guidance on October 1, 2005, the Company’s basic and diluted earnings per share for the three and nine months ended June 30, 2011 and 2010 were approximately $0.10 and $0.10, and $0.18 and $0.18; and $0.03 and $0.03, and $0.11 and $0.11, lower, respectively, than if it had continued to account for share-based compensation under the previous authoritative guidance.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three and nine months ended June 30, 2011 and 2010 comprehensive income was approximately $2,016,000 and $9,198,000; and $2,537,000 and $7,490,000, respectively.

(Loss) Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,360,979 unvested restricted shares outstanding at June 30, 2011, which were issued at prices ranging from $7.48 to $18.72 during the years ended September 30, 2010 and 2009 and the nine months ended June 30, 2011, of which only 0 and 617,736, and 395,288 and 242,548 shares have been included in the calculation of diluted income per share for the three and nine months ended June 30, 2011 and 2010, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding or because there was a net loss for the quarter. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period or because there was a net loss for the quarter:

(a)   for the three months ended June 30, 2011, 3,847,651 options;

(b)   for the nine months ended June 30, 2011, 264,552 options;

(c)   for the three months ended June 30, 2010, 2,029,955 options; and

(d)   for the nine months ended June 30, 2010, 2,029,955 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,928,750	26,959,713	27,478,342	27,181,879
Treasury stock effect of options and restricted stock	—	411,419	617,736	242,548

Diluted weighted average common shares outstanding	27,928,750	27,371,132	28,096,078	27,424,427

Net (loss) income	$(1,057)	$2,990	$5,385	$9,507
Net (loss) income per common share:
Basic (loss) earnings per common share	$(0.04)	$0.11	$0.20	$0.35
Diluted (loss) earnings per common share	$(0.04)	$0.11	$0.19	$0.35

3.             Defense Logistics Agency (DLA) Disposition Services Contracts

The Company’s original Surplus Contract with the DLA Disposition Services expired on December 17, 2008. Under the terms of the original Surplus Contract, the Company distributed to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the original Surplus Contract. Profit-sharing distributions to the DLA Disposition Services for the three and nine months ended June 30, 2011 and 2010 were $0 and $0; and $0 and $445,000, respectively, including accrued amounts, as of June 30, 2011 and 2010, of $169,000 and $413,000, respectively.

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

The Company has a Scrap Contract with the DLA Disposition Services, in which the base term expires in June 2012 with three one year renewal options, exercisable by the DLA Disposition Services. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by DLA Disposition Services. The Company distributes to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the Contract. Effective June 1, 2007, the profit-sharing distribution for the Scrap Contract was decreased from 80% to 77% in exchange for the Company’s agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold by the Company. The Scrap Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution if sales are made to certain target levels of small-business buyers. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the 12 months ended June 30, 2011, of approximately $1,601,000, in the quarter ended June 30, 2011. The performance incentive is recorded in Profit-sharing distributions in the Consolidated Statements of Operations. For the three and nine months ended June 30, 2011 and 2010, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $12,324,000 and $34,529,000; and $9,927,000 and $28,701,000, respectively, including accrued amounts, as of June 30, 2011 and 2010, of $5,126,000 and $3,719,000, respectively. The Scrap Contract may be terminated by either the Company or DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through June 30, 2011.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

4.             Acquisition Costs and Goodwill Impairment

Network International Acquisition

On June 15, 2010, the Company acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price included an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on the earnings before interest, taxes, depreciation and amortization (EBITDA) earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. The Company estimated the fair value of the earn-out at the time of the acquisition to be $2,805,000 out of a possible total earn-out payment of $7,500,000. Upon review of the estimate as of December 31, 2010, the Company determined that the operating results of Network International exceed original estimates significantly, and estimated that the full $7,500,000 earn-out payment is likely based on the operating history, since the acquisition date, and estimates for the remainder of the earn-out period. Therefore, the Company recorded an additional liability of $4,695,000 as of December 31, 2010 and reflected this increase in its statement of operations for the three months ended December 31, 2010 in accordance with new authoritative guidance related to business combinations issued by the FASB in December 2007, which the Company adopted for fiscal year 2010. During the three months ended March 31, 2011, the Company paid $2,500,000 of the earn-out. As of June 30, 2011, $5,000,000 remained as the earn-out liability, which is the Company’s estimate of the fair value of the earn-out liability as of that date.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Truck Center Acquisition

On June 1, 2011, the Company acquired the assets of Truckcenter.com, LLC. (TC) for approximately $15,989,000. The acquisition price includes an upfront cash payment of $9,000,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by TC during the trailing 12 months ending August 31, 2012, and the revenue earned by TC during each of the two 12 month periods after the closing date of the acquisition through May 31, 2013. The Company’s estimate of the fair value of the earn-out as of June 30, 2011 is $6,989,000 out of a possible total earn out payment of $9,000,000. TC is a leading marketplace for the sale of idle, surplus and used fleet and transportation equipment. TC conducts sales of client assets on a consignment basis using its marketplace, an extensive global buyer base and product domain expertise. The Company incurred $246,000 of acquisition costs which were expensed as incurred. The operating results of TC have been included in the consolidated financial statements from the date of acquisition, which were not material for the period ended June 30, 2011.

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce. The purchase consideration was preliminarily allocated, as the Company is evaluating certain liabilities and assets assumed, to acquired tangible assets, identifiable intangible assets ,and  liabilities assumed at fair value and goodwill as follows:

Consideration Amount
(in thousands)
Current assets	$250
Goodwill	14,156
Brand assets	623
Intangible technology assets	250
Covenants not to compete	700
Property and equipment	48
Current liabilities	(38)
Total consideration	$15,989

Goodwill Impairment — Geneva Acquisition

On May 1, 2008, the Company acquired the stock of the United Kingdom (UK) based companies in the Geneva Group (Geneva), including Geneva Industries Ltd., Willen Trading Ltd., and Geneva Auctions Ltd., for approximately $16,238,000 million in cash net of acquired cash, of $925,000. Goodwill of $16,648,000 was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, along with customer lists and non-contractual customer relationships. Following the acquisition of Geneva, the economic downturn and a low buyer adoption rate in Europe of online inventory sourcing have created ongoing losses that are not sustainable by the Company. The Company expects to have its UK operations substantially closed down by September 30, 2011, resulting in the impairment of the goodwill, as of June 30, 2011, including the reversal of currency translation adjustments of $3.1 million previously recorded in Other Comprehensive Income since the time of acquisition.  The impairment charge of $16.6 million is recorded in Acquisition costs and goodwill impairment in the Consolidated Statements of Operations.

5.             Intangible Assets

Intangible assets at June 30, 2011 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization & Foreign Currency Translation Adjustment	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(4,813)	$881
Brand and technology	5	1,448	(417)	1,031
Covenants not to compete	5 - 7	2,500	(1,194)	1,306
Patent and trademarks	3 - 10	237	(87)	150
Total intangible assets, net				$3,368

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Future expected amortization of intangible assets at June 30, 2011 was as follows:

Years ending September 30,	(in thousands)
2011 (remaining three months)	$424
2012	1,449
2013	465
2014	293
2015 and after	737
Total	$3,368

6.             Debt

Senior Credit Facility

In December 2002, and as subsequently amended, the Company entered into a senior credit facility with a bank, which provided for borrowings up to $30.0 million. This senior credit facility expired on April 30, 2010. The Company had no outstanding borrowings under this facility as of April 30, 2010.

On April 30, 2010, the Company entered into a new senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million with a maturity date of April 30, 2013. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.437% at June 30, 2011) due monthly. As of September 30, 2010 and June 30, 2011, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of EBITDA and a minimum debt coverage ratio. As of June 30, 2011, the Company was in compliance with these covenants.

7.             Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2011 tax rate will be approximately 26%, which is a decrease from the 50% effective tax rate estimated in the prior two quarters. The decrease in the estimate is a result of the estimated tax benefit from the closing of the Company’s UK operations. The Company estimates that its effective income tax rate beyond fiscal year 2011 will be approximately 44%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 6% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in the financial statements but are not deductable for tax purposes until they are exercised.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using available cash. On February 2, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the three months ended December 31, 2010, 229,575 shares were purchased under the program for approximately $3,541,000. During the three months ended March 31 and June 30, 2011, no shares were purchased under the program. On May 3, 2011, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011. As of June 30, 2011, approximately $18,114,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, 5,000,000 shares of common stock were initially reserved for issuance. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the nine months ended June 30, 2011, the Company issued options to purchase 321,072 shares to employees and directors with exercise prices between $13.48 and $17.02, and options to purchase 22,780 shares were forfeited. During the nine months ended June 30, 2011, the Company issued 676,890 restricted shares to employees and directors at prices ranging from $12.88 to $18.72, and 54,715 restricted shares were forfeited. At June 30, 2011, there were 3,066,046 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2010 and the three months ended December 31, 2010, March 31, 2011and June 30, 2011 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2009	4,609,226	$10.95
Options granted	624,566	10.92
Options exercised	(411,036)	7.88
Options canceled	(75,467)	12.24
Options outstanding at September 30, 2010	4,747,289	11.20
Options granted	231,000	15.56
Options exercised	(261,442)	9.17
Options canceled	(9,345)	11.80
Options outstanding at December 31, 2010	4,707,502	11.52
Options granted	90,072	14.30
Options exercised	(399,668)	11.85
Options canceled	(12,538)	14.70
Options outstanding at March 31, 2011	4,385,368	11.54
Options granted	—	—
Options exercised	(536,820)	11.03
Options canceled	(897)	13.48
Options outstanding at June 30, 2011	3,847,651	11.61
Options exercisable at June 30, 2011	2,190,090	11.99

The intrinsic value of outstanding and exercisable options at June 30, 2011 is approximately $46,164,000 and $25,438,000, respectively, based on a stock price of $23.61 on June 30, 2011.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2010 and the three months ended December 31, 2010, March 31, 2011 and June 30, 2011 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2009	462,836	$8.88
Restricted shares granted	699,410	10.00
Restricted shares vested	(144,053)	8.47
Restricted shares canceled	(45,026)	9.30
Unvested restricted shares at September 30, 2010	973,167	9.73
Restricted shares granted	635,092	15.44
Restricted shares vested	(176,060)	8.79
Restricted shares canceled	(15,313)	10.17
Unvested restricted shares at December 31, 2010	1,416,886	12.40
Restricted shares granted	31,798	13.74
Restricted shares vested	(33,803)	10.71
Restricted shares canceled	(9,292)	13.94
Unvested restricted shares at March 31, 2011	1,405,589	12.46
Restricted shares granted	10,000	18.72
Restricted shares vested	(24,500)	11.86
Restricted shares canceled	(30,110)	11.86
Unvested restricted shares at June 30, 2011	1,360,979	12.53

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.             Fair Value Measurement

The Company measures and records in the accompanying consolidated financial statements certain assets and liabilities at fair value on a recurring basis. Authoritative guidance issued by the FASB establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

As of June 30, 2011 and September 30, 2010, the Company’s Level 1 short-term investments of $10,910,000 and $33,405,000, respectively, were the only financial assets measured at fair value. As of June 30, 2011 and September 30, 2010, the Company’s $11,989,000 and $2,805,000 liability for the earn-out related to the Network International and Truckcenter.com acquisitions is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2010 and the nine months ended June 30, 2011 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2009	—
Acquisition contingent consideration	$2,805
Purchases and issuances	—
Settlements	—
Unrealized gains (losses), net	—
Balance at September 30, 2010	2,805
Acquisition contingent consideration	11,684
Purchases and issuances	—
Settlements	(2,500)
Unrealized gains (losses), net	—
Balance at June 30, 2011	$11,989

The Company did not have any Level 3 assets or liabilities prior to fiscal year 2010.

When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management’s projection of EBITDA for Network International, and EBITDA and Revenue for Truckcenter.com and applying a discount to the expected proceeds to estimate fair value. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material.

10.          Contingencies

In January 2008, Kormendi/Gardener Partners (KGP) commenced litigation against Government Liquidation.com (GL) and Surplus Acquisition Venture, LLC (SAV), two of the Company’s subsidiaries, seeking $2.8 million in damages.  KGP claims it is entitled to these damages because of actions GL and SAV took at the direction of DLA Disposition Services pursuant to an amendment to the original Surplus Contract entered into in August 2006. GL and SAV believe they have meritorious defenses in this litigation.  In addition, SAV and GL believe they likely would be able to recover their costs and damages arising out of this litigation from DLA Disposition Services under the terms of the original Surplus Contract.

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

Overview

About us.  We are a leading online auction marketplace for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our online marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.uk-liquidation.co.uk and www.liquibiz.com.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,315,000 to approximately 1,567,000, or 19.2%.

Recent initiatives.  On June 1, 2011, we acquired the assets of Truckcenter.com, LLC. (TC) for approximately $15,989,000. The acquisition price includes an upfront cash payment of $9,000,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by TC during the trailing 12 months ending August 31, 2012, and the revenue earned by TC during each of the two 12 month periods after the closing date of the acquisition through May 31, 2013. Our estimate of the fair value of the earn-out as of June 30, 2011 is $6,989,000 out of a possible total earn out payment of $9,000,000. TC is a leading marketplace for the sale of idle, surplus and used fleet and transportation equipment. TC conducts sales of client assets on a consignment basis using its marketplace, an extensive global buyer base and product domain expertise. The acquisition strengthens our overall business in the growing transportation industry vertical. We will add over 200 new commercial sellers of transportation assets, a critical mass of registered buyers of fleet, rolling stock and other transportation equipment, and five permanent facilities to support the national service required within this industry vertical. The storage facilities are located in the areas of Los Angeles, CA; Dallas/Fort Worth, TX; Atlanta, GA; Indianapolis, IN; and New Castle, DE.

Our United Kingdom (UK) subsidiary, Liquidity Services Limited, LLC, (LSL) has initiated the closing of operations. Through the acquisition of Geneva Industries (Geneva) in 2008, Liquidity Services Limited conducts sales of surplus assets and retail merchandise through its online marketplaces, www.UK-Liquidation.co.uk and www.WillenTrading.co.uk. Following the acquisition of Geneva, the economic downturn and a low buyer adoption rate of online inventory sourcing have created ongoing losses that are not sustainable. For the fiscal years ended September 30, 2009 and 2010, and the nine months ended June 30, 2011, LSL had Adjusted EBITDA losses of approximately $2.1 million, $3.0 million and $3.3 million, respectively. We estimate that LSL will incur a loss of approximately $2.0 to $3.0 million for the remaining three months of fiscal year 2011. The impact of closing down operations in the UK would be to present this business as discontinued operations in the 2011 Form 10K. We do expect to have the process substantially completed by fiscal year end 2011.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•      Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 27.0% and 24.0% of our total revenue for the three and nine months ended June 30, 2011, respectively. The merchandise sold under our profit-sharing model accounted for approximately 15.7% and 14.9% of our gross merchandise volume, or GMV, for the three and nine months ended June 30, 2011, respectively.

•      Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 9.2% and 8.3% of our total revenue for the three and nine months ended June 30, 2011, respectively. The merchandise sold under our consignment model accounted for approximately 46.6% and 42.7% of our GMV for the three and nine months ended June 30, 2011, respectively.

•      Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 63.7% and 67.0% of our total revenue for the three and nine months ended June 30, 2011, respectively. The merchandise sold under our purchase model accounted for approximately 37.6% and 41.9% of our GMV for the three and nine months ended June 30, 2011, respectively.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

Industry trends.  We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce; (2) product innovation in the retail supply chain that has increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets; and (6) as a result of the economic downturn, an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods business.

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•      Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we received 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We began operations under the new Surplus Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to the DoD’s right to extend it for two additional one-year terms. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 27.7% and 29.5% of our total revenue for the three and nine months ended June 30, 2011, respectively. The property sold under our Surplus Contract accounted for approximately 16.7% and 18.6% of our GMV for the three and nine months ended June 30, 2011, respectively.

•      Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract expires in June 2012, subject to the DoD’s right to extend it for three additional one-year terms. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 27.0% and 24.0% of our total revenue for the three and nine months ended June 30, 2011, respectively. The property sold under our Scrap Contract accounted for approximately 15.7% and 14.9% of our GMV for the three and nine months ended June 30, 2011, respectively.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2011 totaled $148.1 million and $412.6 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and nine months ended June 30, 2011, we completed approximately 115,000 and 371,000 transactions, respectively.

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

Total registered buyers as of a given date represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2011, we had approximately 1,567,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and nine months ended June 30, 2011, approximately 448,000 and 1,494,000 total auction participants participated in auctions on our marketplaces, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net (loss) income plus interest (income) and other expense, net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense and acquisition costs and goodwill impairment.

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

•                                          In December 2004, the Financial Accounting Standards Board (FASB) issued new authoritative guidance that requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Pro forma disclosure is no longer an alternative. We adopted the provisions of this new guidance on October 1, 2005, using the prospective method. Unvested stock based awards issued prior to October 1, 2005 were accounted for at the date of adoption using the intrinsic value method originally applied to those awards. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

•                                          In December 2007, the FASB issued new authoritative guidance related to business combinations. This guidance changes the accounting for acquisitions by eliminating the step acquisition model, changing the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable, disallowing the capitalization of transaction costs and delaying when restructurings related to acquisitions can be recognized. We adopted this guidance for the fiscal year beginning October 1, 2009. Accordingly, we believe adjusting net income for these acquisition related expenses and the impairment of goodwill associated with any acquisitions is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.

•                                          We believe these measures are important indicators of our operational strength and the performance of our business because they provide a link between profitability and operating cash flow.

•                                          We believe isolating non-cash charges, such as amortization and depreciation, and other items, such as impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our performance.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
	(in thousands) (unaudited)
Net (loss) income	$(1,057)	$2,990	$5,385	$9,507
Interest (income) and other expense, net	(5)	(50)	49	(91)
(Benefit) provision for income taxes	(4,550)	4,041	1,892	9,692
Amortization of contract intangibles	203	203	610	610
Depreciation and amortization	1,391	1,058	3,932	2,938

EBITDA	(4,018)	8,242	11,868	22,656
Stock compensation expense	2,221	1,785	6,749	6,029
Acquisition costs and goodwill impairment	16,894	524	21,589	524

Adjusted EBITDA	$15,097	$10,551	$40,206	$29,209

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $43.9 million at June 30, 2011. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Income taxes.  During fiscal years 2008, 2009 and 2010, we had an effective income tax rate of approximately 43%, 58% and 50%, respectively, which included federal, state and foreign income taxes. Our 2009 effective income tax rate increased principally because we recorded a $1,287,000 valuation allowance against the deferred tax assets of our foreign subsidiaries, consisting principally of net operating loss carryforwards. $960,000 of the valuation allowance was necessitated by losses in recent years at our UK subsidiary, especially in 2009, primarily as a result of the loss of the UK subsidiary’s largest client. Our 2010 effective income tax rate continued to be higher than expected as a result of continued losses in our UK subsidiary, which are not deductible against our US income. We estimate that our fiscal year 2011 tax rate will be approximately 26%, which is a decrease from the estimated 50% utilized in our last two quarters. The estimated 24% decrease is a result of the estimated tax benefit associated with the closing of our UK operations. We estimate that our future effective income tax rate will be approximately 44%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 6% for state taxes, and (3) approximately 3% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2011	2010	2011	2010
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	40.2	41.8	42.2	42.4
Profit-sharing distributions	14.3	14.1	13.6	14.2
Technology and operations	15.8	16.5	16.1	16.9
Sales and marketing	6.7	7.2	7.0	7.0
General and administrative	8.0	8.4	8.1	8.7
Amortization of contract intangibles	0.3	0.3	0.3	0.4
Depreciation and amortization	1.6	1.4	1.5	1.3
Acquisition costs and goodwill impairment	19.6	0.7	8.4	0.2

Total costs and expenses	106.5	90.4	97.2	91.1

(Loss) income from operations	(6.5)	9.6	2.8	8.9
Interest income and other (expense), net	0.0	0.1	(0.0)	0.0

(Loss) income before provision for income taxes	(6.5)	9.7	2.8	8.9
Benefit (provision) for income taxes	5.3	(5.6)	(0.7)	(4.5)

Net (loss) income	(1.2)%	4.1%	2.1%	4.4%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Revenue.  Revenue increased $13.4 million, or 18.3%, to $86.1 million for the three months ended June 30, 2011 from $72.7 million for the three months ended June 30, 2010, primarily due to (1) a 27.4% increase, or $7.2 million, in our U.S. commercial marketplaces primarily as a result of several new purchase model programs for large retailers; and (2) a 23.2% increase, or $4.4 million, in our DoD scrap marketplace, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals. The amount of gross merchandise volume increased $39.1 million, or 35.9%, to $148.1 million for the three months ended June 30, 2011 from $109.0 million for the three months ended June 30, 2010, primarily due to (1) the growth in our commercial and DoD scrap marketplaces discussed above; (2) a 41.8% increase, or $10.2 million, in our state and local government (GovDeals) marketplace; and (3) the acquisitions of Network International on June 15, 2010, and TruckCenter.com on June 1, 2011, which utilize the consignment model.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $4.2 million, or 13.8%, to $34.6 million for the three months ended June 30, 2011 from $30.4 million for the three months ended June 30, 2010, primarily due to expenses associated with our U.S. commercial marketplaces as a result of the growth discussed above, which was primarily under the purchase model. As a percentage of revenue, cost of goods sold (excluding amortization) decreased to 40.2% from 41.8%, primarily due to the acquisitions of Network International and TruckCenter.com which utilize the consignment model.

Profit-sharing distributions.  Profit-sharing distributions increased $2.0 million, or 20.3%, to $12.3 million for the three months ended June 30, 2011 from $10.3 million for the three months ended June 30, 2010. As a percentage of revenue, profit-sharing distributions increased to 14.3% from 14.1%. These increases were primarily due to the growth in our DoD scrap marketplace discussed above.

Technology and operations expenses.  Technology and operations expenses increased $1.6 million, or 13.2%, to $13.6 million for the three months ended June 30, 2011 from $12.0 million for the three months ended June 30, 2010, primarily due to increases in staff, outsourced processing labor and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects. As a percentage of revenue, technology and operations expenses decreased to 15.8% from 16.5%, primarily due to the increase in revenue, while leveraging our fixed costs, such as our distribution center network.

Sales and marketing expenses.  Sales and marketing expenses increased $0.6 million, or 10.9%, to $5.8 million for the three months ended June 30, 2011 from $5.2 million for the three months ended June 30, 2010, primarily due to the acquisitions of Network International, and TruckCenter.com. As a percentage of revenue, these expenses decreased to 6.7% from 7.2%, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses increased $0.7 million, or 12.4%, to $6.9 million for the three months ended June 30, 2011 from $6.2 million for the three months ended June 30, 2010, primarily due to (1) $0.4 million in general corporate expenses and business development costs to support the growth discussed above; and (2) expenses of $0.3 million associated with Network International and TruckCenter.com. As a percentage of revenue, general and administrative expenses decreased to 8.0% from 8.4%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.2 million for the three months ended June 30, 2011 and 2010, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.3 million, or 31.5%, to $1.4 million for the three months ended June 30, 2011 from $1.1 million for the three months ended June 30, 2010, primarily due to additional depreciation expense resulting from the purchase of $4.4 million and $3.7 million of property and equipment for the nine months ended June 30, 2011 and during the fiscal year ended September 30, 2010.

Acquisition costs and goodwill impairment.  Acquisition costs and goodwill impairment expenses increased $16.4 million, or 3,125.9%, to $16.9 million for the three months ended June 30, 2011 from $0.5 million for the three months ended June 30, 2010, primarily due to (1) expenses of $16.6 million associated with the goodwill impairment charge from the Geneva acquisition on May 1, 2008, and (2) acquisition costs of $0.2 million as a result of our acquisition of Truckcenter.com on June 1, 2011, compared to acquisition costs of $0.5 million for the three months ended June 30, 2010 as a result of our acquisition of Network International, Inc. on June 15, 2010.

Interest income and other (expense), net.  Interest income and other (expense), net decreased $45 thousand, or 89.1%, to $5 thousand of income for the three months ended June 30, 2011 from $50 thousand of income for the three months ended June 30, 2010, primarily due to a decrease in short term interest rates.

Benefit (provision) for income tax expense.  Income tax expense decreased $8.6 million, or 212.6%, primarily due to a $4.6 million income tax benefit for the three months ended June 30, 2011 from $4.0 million income tax expense for the three months ended June 30, 2010, primarily due to the tax benefit associated with closing our UK operations.

Net (loss) income.  Net (loss) income decreased $4.0 million, or 135.3%, to $1.1 million of loss for the three months ended June 30, 2011 from $3.0 million of income for the three months ended June 30, 2010, primarily due to the goodwill impairment charge.

Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Revenue.  Revenue increased $42.9 million, or 20.0%, to $256.7 million for the nine months ended June 30, 2011 from $213.8 million for the nine months ended June 30, 2010, primarily due to (1) a 20.5% increase, or $10.5 million, in our DoD scrap marketplace, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 24.3% increase, or $14.8 million, in our DoD surplus marketplace, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; and (3) a 26.6% increase, or $21.7 million, in our U.S. commercial marketplaces as a result of several new purchase model programs for large retailers and the acquisitions of Network International and TruckCenter.com. The amount of gross merchandise volume increased $104.6 million, or 33.9%, to $412.6 million for the nine months ended June 30, 2011 from $308.0 million for the nine months ended June 30, 2010, primarily due to (1) the growth in our DoD and U.S. commercial marketplaces discussed above; (2) a 30.4% increase, or $19.1 million, in our state and local government (GovDeals) marketplace; and (3) the acquisitions of Network International on June 15, 2010, and TruckCenter.com on June 1, 2011, which utilize the consignment model.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $17.5 million, or 19.3%, to $108.2 million for the nine months ended June 30, 2011 from $90.7 million for the nine months ended June 30, 2010, primarily due to expenses associated with our U.S. commercial marketplaces as a result of the growth discussed above, which was primarily under the purchase model. As a percentage of revenue, cost of goods sold (excluding amortization) decreased to 42.2% from 42.4%.

Profit-sharing distributions.  Profit-sharing distributions increased $4.6 million, or 15.3%, to $34.9 million for the nine months ended June 30, 2011 from $30.3 million for the nine months ended June 30, 2010, primarily due to the growth in our DoD scrap marketplace discussed above. As a percentage of revenue, profit-sharing distributions decreased to 13.6% from 14.2%.

Technology and operations expenses.  Technology and operations expenses increased $5.0 million, or 13.9%, to $41.2 million for the nine months ended June 30, 2011 from $36.2 million for the nine months ended June 30, 2010, primarily due to increases in staff, outsourced processing labor and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects. As a percentage of revenue, these expenses decreased to 16.1% from 16.9%, primarily due to the increase in revenue, while leveraging our fixed costs, such as our distribution center network.

Sales and marketing expenses.  Sales and marketing expenses increased $3.1 million, or 20.9%, to $18.0 million for the nine months ended June 30, 2011 from $14.9 million for the nine months ended June 30, 2010, primarily due to (1) expenses of $1.2 million in staff wages, including stock based compensation; and (2) expenses of $1.8 million associated with Network International and TruckCenter.com. As a percentage of revenue, sales and marketing expenses remained consistent at 7.0%.

General and administrative expenses.  General and administrative expenses increased $2.2 million, or 12.0%, to $20.8 million for the nine months ended June 30, 2011 from $18.6 million for the nine months ended June 30, 2010, primarily due to (1) $1.1 million in staff wages, including stock based compensation; (2) $0.6 million in business development costs; and (3) expenses of $0.5 million associated with general corporate overhead. As a percentage of revenue, these expenses decreased to 8.1% from 8.7%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles was $0.6 million for the nine months ended June 30, 2011 and 2010, as a result of our DoD Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven-year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized on a straight-line basis over 84 months, which began in August 2005.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $1.0 million, or 33.7%, to $3.9 million for the nine months ended June 30, 2011 from $2.9 million for the nine months ended June 30, 2010, primarily due to additional depreciation expense resulting from the purchase of $4.4 million and $3.7 million of property and equipment for the nine months ended June 30, 2011 and during the fiscal year ended September 30, 2010.

Acquisition costs and goodwill impairment.  Acquisition costs and goodwill impairment expenses increased $21.1 million, or 4,022.5%, to $21.6 million for the nine months ended June 30, 2011 from $0.5 million for the nine months ended June 30, 2010, primarily due to (1) expenses of $16.6 million associated with the goodwill impairment charge from the Geneva acquisition on May 1, 2008; (2) expenses of $4.7 million to record an additional liability for the expected Network International acquisition  earn out as a result of operations (EBITDA) exceeding original estimates significantly; and (3) acquisition costs $0.2 million as a result of our acquisition of Truckcenter.com on June 1, 2011, compared to acquisition costs of $0.5 million for the nine months ended June 30, 2010 as a result of our acquisition of Network International, Inc. on June 15, 2010.

Interest income and other (expense), net.  Interest income and other (expense), net decreased $140 thousand, or 153.8%, to $49 thousand of expense for the nine months ended June 30, 2011 from $91 thousand of income for the nine months ended June 30, 2010, primarily due to an increase in other expenses.

Provision for income tax expense.  Income tax expense decreased $7.8 million, or 80.5%, to $1.9 million for the nine months ended June 30, 2011 from $9.7 million for the nine months ended June 30, 2010, primarily due to the tax benefit associated with closing our UK operations.

Net income.  Net income decreased $4.1 million, or 43.4%, to $5.4 million of loss for the nine months ended June 30, 2011 from $9.5 million of income for the nine months ended June 30, 2010, primarily due to the goodwill impairment charge.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2011, we had approximately $93.5 million in cash and cash equivalents, $10.9 million in short-term investments and $25.5 million available under our $30.0 million senior credit facility, due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the three months ended December 31, 2010, 229,575 shares were purchased under the program for approximately $3,541,000. During the three months ended March 31, 2011 and June 30, 2011, no shares were purchased under the program. On May 3, 2011, our Board of Directors approved an additional $10.0 million for the share repurchase program. As of June 30, 2011, approximately $18,114,000 may yet be expended under the program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2011 Compared to Nine Months Ended June 30, 2010

Net cash provided by operating activities was $28.5 million for the nine months ended June 30, 2011 and $24.4 million for the nine months ended June 30, 2010. For the nine months ended June 30, 2011, net cash provided by operating activities primarily consisted of net income of $5.4 million, depreciation and amortization expense of $4.5 million, stock compensation expense of $6.7 million, provision for inventory allowance and doubtful accounts of $0.2 million and impairment of goodwill of $16.6 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $3.0 million and a net decrease in accounts payable, accrued expenses and other liabilities of $1.9 million. For the nine months ended June 30, 2010, net cash provided by operating activities primarily consisted of net income of $9.5 million, depreciation and amortization expense of $3.6 million, stock compensation expense of $6.0 million, provision for inventory allowance and doubtful accounts of $0.2 million, net and a net increase in accounts payable, accrued expenses and other liabilities of $6.6 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $1.5 million.

Net cash provided by investing activities was $9.2 million for the nine months ended June 30, 2011 and $5.7 million for the nine months ended June 30, 2010. Net cash provided by investing activities for the nine months ended June 30, 2011 consisted primarily of net sales of short-term investments of $22.6 million, offset in part by cash paid for acquisitions net of cash acquired of $9.0 million and capital expenditures of $4.4 million for purchases of equipment and leasehold improvements. Net cash provided by investing activities for the nine months ended June 30, 2010 consisted primarily of net sales of short-term investments of $12.8 million, offset in part by capital expenditures of $3.1 million for purchases of equipment and leasehold improvements, cash paid for acquisitions net of cash acquired of $3.6 million and an increase of goodwill and intangibles of $0.4 million.

Net cash provided by financing activities was $12.0 million for the nine months ended June 30, 2011 and net cash used in financing activities was $11.3 million for the nine months ended June 30, 2010. Net cash provided by financing activities for the nine months ended June 30, 2011 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $15.5 million, offset in part by $3.5 million for stock repurchases. Net cash used in financing activities for the nine months ended June 30, 2010 consisted primarily of $12.9 million for stock repurchases and $0.1 million for principal repayments of capital lease obligations, offset in part by proceeds from the exercise of common stock options including the tax benefit of $1.7 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $4.5 million to $5.0 million in the fiscal year ending September 30, 2011. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2011 were $4.4 million. As of June 30, 2011, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due April 30, 2013. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of June 30, 2011, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $25.5 million due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of EBITDA and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2011, we were in full compliance with the terms and conditions of our credit agreement.

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

New Accounting Pronouncements

In December 2010, the FASB issued new authoritative guidance related to goodwill impairment. This guidance changes the accounting for goodwill impairment by requiring the step 2 test on goodwill impairment of entities that have a zero or negative carrying amount, whereas previously if an entity had a zero or negative carrying amount and it was determined that the entity had a value greater than zero; step 1 was sufficient, resulting in no requirement to perform step 2 testing and no impairment was recorded. The new guidance is effective for fiscal years (and interim periods within those fiscal years) beginning after December 15, 2010.  Early adoption is not permitted so this will not be applicable for us until the first quarter of fiscal 2012. Any impairment charges upon adoption would be recognized as a cumulative-effect adjustment to retained earnings and any impairment charges thereafter would run through current earnings. The Company is currently evaluating the impact of this guidance.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of June 30, 2011 and September 30, 2010 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

As of June 30, 2011, our cash and cash equivalents consisted primarily of money market funds and our short term investments consisted primarily of highly rated short term bonds. The recorded carrying amounts of cash and cash equivalents approximate fair value due to their short maturities. Our interest income is sensitive to changes in the general level of interest rates in the United States, particularly since the majority of our investments are short-term in nature. Due to the nature of our short-term investments, which have a duration of three to twelve months, we have concluded that we do not have material market risk exposure.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 6. Exhibits.

Exhibit No.	Description
2.1	Asset Purchase Agreement by and among Youk Acquisition Partners, LLC, TruckCenter.com, LLC, Corey P. Schlossmann, Samantha Schlossmann, Jessica Schlossmann and Katie Schlossmann, dated May 24, 2011.
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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL), include: (i) the Condensed Consolidated Statements of Income, (ii) the Condensed Consolidated Balance Sheets, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) related notes (furnished herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2011.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer