Form 10-K
period 2011-09-30
LIQUIDITY SERVICES INC
filed 2011-12-09
CIK 1235468

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2011
OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2011 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $317,876,120.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of December 5, 2011 was 29,496,162.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2011 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

INDEX

        Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

 PART I

Item 1.    Business.

Overview

        We operate several leading online auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, and www.secondipity.com.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuing flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2011, the number of registered buyers grew from approximately 1,403,000 to approximately 1,604,000, or 14.3%. During the past three fiscal years, we have conducted over 1,467,000 online transactions generating over $1.3 billion in gross merchandise volume or GMV. We believe the continuing flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.

        In the fiscal year ended September 30, 2011, we generated GMV of $548.6 million and revenue from continuing operations of $327.4 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our GMV has grown at a compound annual growth rate of approximately 26% since fiscal year 2006. Additionally, we have been profitable and cash flow positive each year since fiscal year 2003. As of September 30, 2011, we have ceased operations and substantially liquidated our United Kingdom (UK) subsidiary, Liquidity Services, Ltd (LSL) and have accounted for its operations as discontinued operations for all periods presented.

        On October 1, 2011, we completed the acquisition of the assets of Jacobs Trading, LLC (Jacobs).The acquisition price includes an upfront cash payment of $80.0 million, a seller subordinated 5% note of $40.0 million, stock consideration of $24.5 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company's estimate of the fair value of the earn-out as of October 1, 2011 is $8.2 million out of a possible total earn out payment of $30.0 million. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods. Jacobs conducts its sales on a purchase model basis using its marketplace, an extensive global buyer base and product domain expertise.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. According to the National Retail Federation, a retail industry association, the total value of merchandise returned in the United States for 2011 is estimated to be $217 billion, up approximately 14% from $190 billion in 2010.

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

        The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. International Data Corporation (IDC), a provider of global IT research and advice, estimates 2.0 billion people used the Internet on a regular basis during 2010. This number is expected to surpass 2.7 billion by 2015 or 40% of the world's population. (Source: IDC's Digital Marketplace Model and Forecast). We believe professional buyers of surplus and salvage assets will increasingly use the Internet to identify and source goods available for immediate purchase.

Our Solution

        Our solution is comprised of our online and live auction marketplaces and value-added services. Our marketplaces and services are designed to provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to several liquid marketplaces with over 1.6 million professional buyers and a suite of services and logistics capabilities to efficiently manage our clients' reverse supply chain. We seek the optimal methods to maximize our clients' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

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

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a virtual cycle for our buyers and sellers. As of September 30, 2011, we had aggregated over 1,604,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2011 we had over 1,936,000 auction participants in our online auctions from our registered buyers. During fiscal year 2011, we grew our registered buyer base by 14.3% or approximately 201,000. As buyers continue to discover and use our online marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Increase value and services for existing sellers

        We intend to grow by increasing the number of categories and geographies that we serve to existing sellers. For many of our sellers, we currently handle only a portion of the available supply of their surplus inventory or assets. In recent years, we have developed trusted relationships with large corporations and government agencies that offer significant growth opportunities by increasing our services offered and share of supply of their surplus assets. In addition, we have partnered with our sellers to identify previously unknown (untapped) flows of surplus assets that can effectively generate greater net returns than their current processes and improve their corporate stewardship. For example, on behalf of a large multinational retailer, we instituted a sustainability program, enabling our client to realize value for products that were previously land filled, thus creating value for our client while providing an environmentally friendly solution.

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

Innovation and Technology Development

        During the past year we embarked on a redesign of our technology to create more personalized and diverse user experiences and tools for our buyers and sellers. Some of these, such as our Seller Self-Service, trade in services, Web-site enhancements or features and multi-channel optimization have already enhanced our business. We intend to develop and introduce new tools to further automate our solution and leverage the scalability of our technology investments across all of our marketplaces. In addition to enhancing the features, experience, and service for our buyers and sellers, we seek to leverage the increasing insight we gain with each transaction to enhance the recovery value clients realize along with improving the relevancy for our buyers in the reverse supply chain.

Acquire complementary businesses

        We intend to increase our share of the supply of surplus and salvage goods sold by expanding our operations geographically and across new complementary markets. To support this growth, we intend to continue our disciplined and targeted acquisition strategy. Our approach focuses on identifying target companies that will offer us new or complementary areas of expertise, technology advancements, client bases and geographic territories, such as the GovDeals acquisition, which we completed on January 1, 2008, the Network International acquisition, which we completed on June 15, 2010, the TruckCenter acquisition, which we completed on June 1, 2011, and the Jacobs acquisition which we completed on October 1, 2011. In considering each acquisition scenario, we evaluate the merits of the individual opportunity and determine whether to employ a "buy" or "build" strategy.

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

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2011, we had 69 sales and 26 marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value to existing sellers. Our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

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

Technology and Infrastructure

        Our marketplaces are fully web-based and can be accessed from any Internet enabled device by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed in-house by full-time employees, providing us with control over the marketplaces and the ability to make rapid enhancements to better fit the specific needs of our business and customers. Our marketplaces are supported by a common database architecture and a shared system application. This infrastructure provides:

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

        We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted in a physically secure and network-secure environment at data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Phoenix, Arizona, which is managed by Limelight Networks, Inc., in Atlanta, Georgia, which is managed by SunGard, LP, in Houston, Texas, which is managed by Cyrus One, in Los Angeles, California, which is managed by Tierzero, and in Dallas, Texas, which is managed by Equinix, Inc . Every critical piece of our application is fully redundant, and we maintain off-site back-up systems as well as a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our online marketplaces.

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

        The Surplus Contract accounted for 32.8%, 29.9%, and 30.3% of our revenue and 21.8%, 19.9%, and 18.5% of our gross merchandise volume for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. We began operating under the Scrap Contract in August 2005, and it accounted for 21.5%, 25.0%, and 25.5% of our revenue and for 14.2%, 16.7%, and 15.4% of our gross merchandise volume for the fiscal years 2009, 2010 and 2011, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

        Under the original Surplus Contract, as amended, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. We were entitled to 39.5% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the original Surplus Contract. We refer to these disbursement payments to DoD as profit-sharing distributions. Under the Scrap Contract, we acquire scrap property at a per pound price. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008.

        Under the new Surplus Contract, which was executed on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8% of the DLA Disposition Services' acquisition value to be paid for the property. The DoD has broad discretion to determine what property will be made available for sale to us under the new Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The new Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD. The DoD has exercised the first renewal option.

        Under the Scrap Contract, we also have a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit sharing distribution. On May 21, 2007, we entered into a bilateral contract modification under which the DoD agreed to increase the profit-sharing distribution for the Scrap Contract from 20% to 23% effective June 1, 2007, in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold. The Scrap Contract base term expires in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised the first renewal option.

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

Intellectual Property

        We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com and www.truckcenter.com. We pursue the registration of our trademarks in the U.S. and internationally. We are pursuing patent protection. Effective patent, copyright, trademarks, trade secret and domain name protection is expensive to maintain and may require litigation to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions.

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

Employees

        As of September 30, 2011, we had 692 U.S. employees, including 95 in sales and marketing, 51 in technology, 50 in customer service, 398 in operations and 98 in finance and administration. In addition, as of that date, we had 2 international employees (located primarily in the United Kingdom) in finance and administration.

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

We depend on contracts with the United States Department of Defense and Wal-Mart for a significant portion of our revenue, and if our relationships with these customers are disrupted, we would experience a significant decrease in revenue and income.

        We have two material contracts with the DLA Disposition Services under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired,

we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts is significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 32.8%, 29.9%, and 30.3% of our revenue and 21.8%, 19.9%, and 18.5% of our GMV for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. The Scrap Contract accounted for 21.5%, 25.0%, and 25.5% of our revenue and 14.2%, 16.7%, and 15.4% of our GMV in fiscal year 2009, 2010 and 2011, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The Surplus Contract has a three-year base term that expires in February 2012, subject to the DoD's right to extend for two additional one-year terms. The DoD has exercised its first extension option. The Scrap Contract has a seven-year base term that expires in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised its right to extend the performance period of the Scrap Contract by one year to August 2013. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

        Our Surplus Contract with the DoD allows either party to terminate the contract for convenience. Although our Scrap Contract does not allow the DoD to terminate for convenience, it requires us to meet specified performance benchmarks. The Scrap Contract may be terminated by the DoD if rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. Although, to date, we have never failed to meet the required benchmark ratios during any of the testing periods, we cannot assure you that we will meet the performance benchmarks in the future. The DoD also has the right, after giving us notice and a 30-day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches.

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 3, 2011, we assumed ILJ Enterprises, LLC's rights and obligations under the Master Merchandise Salvage Contract (the "Wal-Mart Agreement") dated as of May 13, 2011 between ILJ Enterprises and Wal-Mart Stores, Inc. We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. While we cannot assure you what our revenue will be for any future period, we believe that the Wal-Mart Agreement will account for a significant portion of our revenue and our GMV for the 2012 fiscal year. If we breach the Wal-Mart Agreement, Wal-Mart may unilaterally terminate the agreement. If our relationship with Wal-Mart is impaired or the Wal-Mart Agreement is terminated, our revenue and income would be significantly lower than currently expected.

Unfavorable findings resulting from a government audit or investigation could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.

        The federal government has the right to audit our performance under our government contracts. Any adverse findings from audits or reviews of our performance under our contracts could result in a significant adjustment to our previously reported operating results. For example, some of our DoD contracts provide that we share sales profits with the government. The federal government may disagree with our calculation of the profits realized from the sales of government assets and may require us to increase profit-sharing payments to the government that have been made in the past. If this occurs, our past operating margins may be reduced. The results of an audit by the government could significantly limit the volume and type of merchandise made available to us under our contracts with the DoD, resulting in lower gross merchandise volume, revenue, and profitability for our company.

If such a government audit uncovers improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions and could suffer serious harm to our reputation. Government and law enforcement agencies may also investigate our other activities under our DoD contracts and our company. If such an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. If, as the result of a government audit or investigation, or for any other reason, we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

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

  •
  achieve high levels of seller and buyer satisfaction with the trading experience; and

  •
  maintain our relationship with one commercial seller that generates approximately 11% of our GMV, through multiple contracts / programs.

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

If we fail to successfully integrate Jacob's businesses and operations and/or fully realize the expected benefits of this acquisition in the expected time frame, our future operating results may be materially adversely affected.

        The Jacob's acquisition is the largest acquisition our company has ever made based on factors such as [revenues, number of employees of the acquired business, number of customers] as well as the purchase price. The success of this acquisition depends, in part, on our ability to successfully integrate the acquired businesses and operations with our other businesses and fully realize the anticipated benefits of the acquisition. If we are not able to achieve these objectives in a cost-effective and timely manner, we may not fully realize the anticipated benefits of the acquisition or it may take us longer to realize the benefits of the acquisition than we expect.

        The integration process could result in the loss of key customers or key employees, increase our operating or other costs, decrease our profit margins or disrupt our other businesses, each of which could impair our ability to achieve the anticipated benefits of the acquisition. Our efforts to integrate the acquired businesses will divert management's attention and resources from our other businesses. Any failure to timely realize the anticipated benefits of the acquisition could have a material adverse effect on our revenues, expenses and operating results.

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

        A long-term global recession could reduce the demand for our services while decreasing the prices paid in our auctions and increasing our costs, which could adversely affect the results of our operations. For over three years, financial markets have been experiencing volatility and disruption. International efforts to address the current global credit and banking crisis may be unsuccessful in preventing a global recession.

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

        We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com,www.networkintl.com, www.truckcenter.com, and www.secondipity.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, but we are pursuing patents. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, we could face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

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

        We retain highly confidential information on behalf of our clients in our systems and databases. Although we maintain security features in our systems, our operations may be susceptible to hacker interception, break-ins and other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. As the Department of Defense is one of our clients, our systems may be especially targeted by such malicious attackers. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. These issues are likely to become more difficult as we expand our operations. If any compromise of our security were to occur, we may lose clients and our reputation, business, financial condition and operating results could be harmed by the misappropriation of confidential client information. The loss of confidential client information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our clients' confidential information, we may lose the ability to retain existing clients and attract new clients and our revenue could decline.

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

        The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both the U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Our website allows users to make comments regarding the online auction industry in general and other users and their merchandise in particular. Although all such comments are generated by users and not by us, we are aware that claims of defamation or other injury have been made against other companies operating auction services in the past and could be made in the future against us for comments made by users. If we are held liable for information provided by our users and carried on our service, we could be directly harmed and may be forced to implement measures to reduce our liability. This may require us to expend substantial resources or discontinue certain service offerings, which could negatively affect our operating results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation and affect our ability to attract clients.

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

Item 1B.    Unresolved Staff Comments.

  Not Applicable

Item 2.    Properties.

        We do not own any real property. We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C.	26,900	September 30, 2019
Administrative	Anaheim, California	4,000	July 31, 2013
Warehouse	Cranbury, New Jersey	153,800	November 30, 2015
Warehouse	Dallas, Texas	128,700	May 31, 2013
Warehouse	Plainfield, Indiana	187,700	April 30, 2014
Warehouse	North Las Vegas, Nevada	102,400	March 31, 2016
Headquarters – DoD	Scottsdale, Arizona	13,500	September 30, 2013.
Warehouse – DoD	Columbus, Ohio	340.000	January 31, 2014
Warehouse – DoD	Oklahoma City, Oklahoma	325,100	September 30, 2012
Headquarters – GD	Montgomery, Alabama	10,300	September 30, 2012
Administrative – GD	Nashville, Tennessee	1,300	January 31, 2012
Administrative – UK	Ware, England	435	March 31, 2012
Headquarters – NI	Houston, Texas	8,500	November 30, 2012
Headquarters – TC	Fontana, California	130,700	May 31, 2018
Warehouse – TC	Blue Mound, Texas	727,500	May 31, 2018
Warehouse – TC	Indianapolis, Indiana	697,000	May 31, 2018
Warehouse – TC	Atlanta, Georgia	479,200	May 31, 2018
Warehouse – TC	Wilmington, Delaware	484,000	May 31, 2018

        Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Phoenix, Arizona, which is managed by Limelight Networks, Inc., in Atlanta, Georgia, which is managed by SunGard, LP, in Houston, Texas, which is managed by Cyrus One, in Los Angeles, California, which is managed by Tierzero, and in Dallas, Texas, which is managed by Equinix, Inc..

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

Fiscal year ended September 30, 2010	Low	High
First Quarter	$7.81	$10.67
Second Quarter	$10.00	$12.95
Third Quarter	$10.09	$13.96
Fourth Quarter	$12.11	$16.49
Fiscal year ended September 30, 2011
First Quarter	$13.61	$17.32
Second Quarter	$12.58	$17.87
Third Quarter	$17.61	$23.84
Fourth Quarter	$19.89	$36.12

        As of December 9, 2011, there were approximately 2,600 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business. In addition, the credit agreement we entered into on April 30, 2010 contains restrictions on our ability to pay dividends.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2009, 2010 and 2011 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2007 and 2008, and the consolidated balance sheet data as of September 30, 2007, 2008 and 2009 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Certain reclassifications have been made to previously reported financial data to reflect the financial condition, results of operations and cash flows of the Company for discontinued operations. See the discussion of discontinued operations in "Note 5" in our accompanying consolidated financial statements.

	Year ended September 30,
	2007	2008	2009	2010	2011
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$192,037	$251,851	$219,011	$273,015	$327,378
Costs and expenses:
Cost of goods sold (excluding amortization)	46,877	65,612	74,963	109,376	126,395
Profit-sharing distributions	66,827	89,358	43,722	41,310	49,318
Technology and operations	30,932	38,568	43,587	45,700	52,178
Sales and marketing	12,742	16,586	17,438	20,381	23,279
General and administrative	16,399	20,181	20,138	23,606	26,484
Amortization of contract intangibles	813	813	813	813	813
Depreciation and amortization	1,265	1,815	2,662	3,609	4,881
Acquisition and impairment costs	—	—	—	524	6,702

Total costs and expenses	175,855	232,933	203,323	245,319	290,050

Income from continuing operations	16,182	18,918	15,688	27,696	37,328
Interest income and other income (expense), net	2,120	1,445	506	(428)	(1,190)

Income from continuing operations before income taxes	18,302	20,363	16,194	27,268	36,138
Provision for income taxes	(7,469)	(9,079)	(7,788)	(12,194)	(15,459)

Income from continuing operations	10,833	11,284	8,406	15,074	20,679
Income (loss) from discontinued operations	186	269	(2,687)	(3,061)	(12,167)

Net income	$11,019	$11,553	$5,719	$12,013	$8,512

Basic earnings(loss) per common share:
From continuing operations	$0.39	$0.40	$0.30	$0.55	$0.75
From discontinued operations	0.01	0.01	(0.09)	(0.11)	(0.44)

Basic earnings per common share	$0.40	$0.41	$0.21	$0.44	$0.31

Diluted earnings(loss) per common share:
From continuing operations	$0.39	$0.40	$0.30	$0.55	$0.71
From discontinued operations	0.00	0.01	(0.09)	(0.11)	(0.42)

Diluted earnings per common share	$0.39	$0.41	$0.21	$0.44	$0.29

Basic weighted average shares outstanding	27,768,679	27,964,748	27,699,223	27,098,016	27,736,865

Diluted weighted average shares outstanding	28,146,923	28,151,878	27,846,693	27,406,883	29,081,933

Non-GAAP Financial Measures:
EBITDA from continuing operations(1)	$18,260	$21,545	$19,163	$32,117	$43,022
Adjusted EBITDA from continuing operations(1)	20,203	26,220	25,628	40,532	58,860
Supplemental Operating Data:
Gross merchandise volume from continuing operations(2)	$226,996	$347,583	$338,721	$416,314	$548,552
Completed transactions(3)	212,000	372,000	469,000	522,000	475,000
Total registered buyers(4)	685,000	999,000	1,202,000	1,403,000	1,604,000
Total auction participants(5)	1,115,000	1,751,000	2,118,000	2,247,000	1,936,000

	As of September 30,
	2007	2008	2009	2010	2011
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$61,609	$63,198	$64,154	$75,939	$128,984
Working capital(6)	61,762	51,044	59,795	60,064	111,687
Total assets	111,142	137,167	138,588	164,904	227,807
Total liabilities	29,108	40,797	34,606	52,530	66,394
Total stockholders' equity	82,034	96,370	103,982	112,374	161,413

(1)
EBITDA from continuing operations and adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income less (a) interest income and other income, net; and plus (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock based compensation expense and acquisition costs such as transaction expenses. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

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

        The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2007	2008	2009	2010	2011
	(in thousands)
Income from continuing operations	$10,833	$11,284	$8,406	$15,074	$20,679
Interest (income) and other (income) expense, net	(2,120)	(1,445)	(506)	428	1,190
Provision for income taxes	7,469	9,079	7,788	12,194	15,459
Amortization of contract intangibles	813	813	813	813	813
Depreciation and amortization	1,265	1,815	2,662	3,609	4,881

EBITDA from continuing operations	18,260	21,546	19,163	32,118	43,022
Stock compensation expense	1,943	4,674	6,465	7,891	9,136
Acquisition costs	—	—	—	524	6,702

Adjusted EBITDA from continuing operations	$20,203	$26,220	$25,628	$40,533	$58,860

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

Overview

        About us.    We are a leading online auction marketplace for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, and www.secondipity.com.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2011, the number of registered buyers grew from approximately 1,403,000 to approximately 1,604,000, or 14.3%. During the past three fiscal years, we have conducted over 1,467,000 online transactions generating approximately $1.3 billion in gross merchandise volume or GMV. Approximately 74% of our initial listings have resulted in a completed cash sale during the past three fiscal years. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtual cycle for our buyers and sellers.

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

        Recent initiatives.    On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC (Jacobs). The acquisition price includes an upfront cash payment of $80.0 million, a seller subordinated 5% unsecured note of $40.0 million, stock consideration of $24.5 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company's estimate of the fair value of the earn-out as of October 1, 2011 is $8.2 million out of a possible total earn out payment of $30.0 million. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods.

Jacobs conducts its sales on a purchase model basis using its marketplace, an extensive global buyer base and product domain expertise.

        On June 1, 2011, the Company acquired the assets of Truckcenter.com, LLC. (TC) for approximately $15,989,000. The acquisition price includes an upfront cash payment of $9,000,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by TC during the trailing 12 months ending August 31, 2012, and the revenue earned by TC during each of the two 12 month periods after the closing date of the acquisition through May 31, 2013. The Company's estimate of the fair value of the earn-out as of September 30, 2011 is $6,989,000 out of a possible total earn out payment of $9,000,000. TC is a leading marketplace for the sale of idle, surplus and used fleet and transportation equipment. TC conducts sales of client assets on a consignment basis using its marketplace, an extensive global buyer base and product domain expertise.

        Our revenue.    We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 40.7%, 26.0% and 25.5% of our total revenue for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. The merchandise sold under our profit-sharing model accounted for approximately 27.0%, 17.4% and 15.4% of our GMV for the fiscal years ended September 30, 2009, 2010 and 2011, respectively.

  •
  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 10.6%, 8.3% and 8.2% of our total revenue for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. The merchandise sold under our consignment model accounted for approximately 41.0%, 39.0% and 44.7% of our GMV for the fiscal years ended September 30, 2009, 2010 and 2011, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 46.1%, 63.9% and 65.2% of our total revenue for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. The merchandise sold under our purchase model accounted for approximately

    30.6%, 42.5% and 39.6% of our GMV, for the fiscal years ended September 30, 2009, 2010 and 2011, respectively.

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

Our Seller Agreements

        Our DoD agreements.    We have three contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 32.8%, 29.9% and 30.3% of our total revenue for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. The property sold under our Surplus Contract accounted for approximately 21.8%, 19.9% and 18.5% of our GMV for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we received 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and have been awarded the contract. We executed the new Contract on December 18, 2008. The new Surplus Contract base term expires in February 2012, subject to DoD's right to extend it for two additional one-year terms. The DoD has exercised the first renewal option.

  •
  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 21.5%, 25.0% and 25.5% of our total revenue for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. The property sold under our Scrap Contract accounted for approximately 14.2%, 16.7% and 15.4% of our GMV for the fiscal years ended September 30, 2009, 2010 and 2011, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The

    Scrap Contract base term expires in August 2012, subject to DoD's right to extend it for three additional one-year terms. The DoD has exercised the first renewal option.

        Under the original Surplus Contract, as amended, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. We were entitled to 39.5% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the original Surplus Contract. Under the Scrap Contract, we acquire scrap property at a per pound price. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations.

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

Our commercial agreements.    During fiscal year 2010, we had over 500 corporate clients who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

        Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2011 totaled $558.5 million.

        Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2011, we completed approximately 475,000 transactions.

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

        Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2011, we had approximately 1,604,000 registered buyers.

        Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2011, approximately 1,936,000 total auction participants participated in auctions on our marketplaces.

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

        Business Combinations.    The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $43.5 million at September 30, 2011. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

        We apply the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis.

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

        Depreciation and amortization.    Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment and amortization of intangible assets from our acquisitions.

        Acquisition costs.    Acquisition costs consist of expenses incurred to complete a business combination and adjustments to the fair value of earn-outs.

        Interest income and other income (expense), net.    Interest income and other income (expense), net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our notes payable and realized gains or losses on short-term investments.

        Income taxes.    During fiscal years 2009, 2010 and 2011, we had an effective income tax rate for continuing operations of approximately 48%, 45% and 43%, respectively, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 42%, which is comprised of (1) approximately 35% for federal taxes, (2) approximately 6% for state taxes, and (3) approximately 1% for book and tax differences including stock based compensation expenses, primarily related to employee stock options, which are currently expensed in our financial statements but are not deductable for tax purposes until they are exercised.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue. These results of operations for the years ended September 30, 2010 and 2009 have been recast so that the basis of presentation is consistent with that of the results of operations for the year ended September 30, 2011. This recast reflects the financial condition, results of operations and cash flows of Liquidity Services, Ltd., as discontinued operations.

	Year ended September 30,
	2009	2010	2011
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	34.2	40.1	38.6
Profit-sharing distributions	20.0	15.1	15.1
Technology and operations	19.9	16.7	15.9
Sales and marketing	7.9	7.5	7.1
General and administrative	9.2	8.7	8.1
Amortization of contract intangibles	0.4	0.3	0.3
Depreciation and amortization	1.2	1.3	1.4
Acquisition costs	—	0.1	2.1

Total costs and expenses	92.8	89.8	88.6

Income from continuing operations	7.2	10.2	11.4
Interest income and other income (expense), net	0.2	(0.2)	(0.4)

Income from continuing operations before provision for income taxes	7.4	10.0	11.0
Provision for income taxes	(3.6)	(4.5)	(4.7)

Income from continuing operations	3.8%	5.5%	6.3%

Year Ended September 30, 2011 Compared to Year Ended September 30, 2010

        Revenue.    Revenue increased $54.4 million, or 19.9%, to $327.4 million for the year ended September 30, 2011 from $273.0 million for the year ended September 30, 2010. This increase was primarily due to (1) a 20.0% increase, or $14.4 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 20.1% increase, or $18.3 million, in our U.S. commercial business as a result of several new purchase model programs for large retailers; (3) a 19.1% increase, or $16.4 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock, and (4) an increase of 24.4% or $5.8 million in our consignment business due in part to the acquisitions of Network International, completed on June 15, 2010, and TruckCenter.com, completed on June 1, 2011. The amount of GMV transacted through our marketplaces increased $132.2 million, or 31.8%, to $548.6 million for the year ended September 30, 2011 from $416.3 million for the year ended September 30, 2010, primarily due to (1) the growth in our U.S. commercial and DoD businesses discussed above; (2) a 30.4% increase, or $26.0 million, in our state and local government business, which utilizes the consignment model; and (3) the acquisitions of Network International and TruckCenter.com, which both utilize the consignment model.

        Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $17.0 million, or 15.5%, to $126.4 million for the year ended September 30, 2011 from $109.4 million for the year ended September 30, 2010, primarily due to the expenses associated with our U.S. commercial marketplaces as a result of the growth discussed above, which primarily utilizes the purchase model. As a percentage of revenue, cost of goods sold (excluding amortization) decreased to 38.6% in fiscal 2011 compared to 40.1% in fiscal 2010, primarily due to the acquisitions of Network International and TruckCenter.com which utilize the consignment model.

        Profit-sharing distributions.    Profit-sharing distributions increased $8.0 million, or 19.4%, to $49.3 million for the year ended September 30, 2011 from $41.3 million for the year ended September 30, 2010. These increases were primarily due to the growth in our DoD scrap business discussed above. As a percentage of revenue, profit-sharing distributions remained constant at 15.1% in fiscal 2011 and fiscal 2010.

        Technology and operations expenses.    Technology and operations expenses increased $6.5 million, or 14.2%, to $52.2 million for the year ended September 30, 2011 from $45.7 million for the year ended September 30, 2010, primarily due to increases in staff, outsourced processing labor and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects. As a percentage of revenue, these expenses decreased to 15.9% in fiscal 2011 from 16.7% in fiscal 2010, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff and distribution centers.

        Sales and marketing expenses.    Sales and marketing expenses increased $2.9 million, or 14.2%, to $23.3 million for the year ended September 30, 2011 from $20.4 million for the year ended September 30, 2010, primarily due to increases in staff wages, including stock based compensation, to support the growth discussed above, as well as the acquisitions of Network International and TruckCenter.com. As a percentage of revenue, these expenses decreased to 7.1% in fiscal 2011 from 7.5% in fiscal 2010, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

        General and administrative expenses.    General and administrative expenses increased $2.9 million, or 12.1%, to $26.5 million for the year ended September 30, 2011 from $23.6 million for the year ended September 30, 2010, primarily due to expenses of $1.4 million associated with increases in staff wages and stock based compensation and expenses of $1.5 million associated with increases in general corporate expenses. As a percentage of revenue, these expenses decreased to 8.1% in fiscal 2011 from 8.7% in fiscal 2010, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

        Amortization of contract intangibles.    Amortization of contract intangibles was consistent at $0.8 million for the year ended September 30, 2011 and 2010, as a result of our Scrap Contract award during June 2005. This contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight line basis, which began in August 2005.

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased $1.3 million, or 35.3%, to $4.9 million for the year ended September 30, 2011 from $3.6 million for the year ended September 30, 2010, primarily due to additional depreciation expense resulting from the purchase of $4.8 million of property and equipment during fiscal year ended September 30, 2011.

        Acquisition costs.    Acquisition costs increased $6.2 million, or 1,179.9%, to $6.7 million for the year ended September 30, 2011 from $0.5 million for the year ended September 30, 2010, primarily due to the $4.7 million increase in the fair value of the earn out for Network International, $1.7 million for the acquisition of Jacobs Trading, and $0.2 million for the acquisition of TruckCenter.com.

        Interest income and other income (expense), net.    Interest income and other income (expense), net, increased $0.8 million, or 177.6%, to $1.2 million for the year ended September 30, 2011 from $0.4 million for the year ended September 30, 2010, primarily due to an increase in other expense.

        Provision for income tax expense.    Income tax expense increased $3.3 million, or 27.0%, to $15.5 million for the year ended September 30, 2011 from $12.2 million for the year ended September 30, 2010, primarily due to the increase in income before provision for income taxes from continuing operations.

        Income from continuing operations.    Income from continuing operations increased $5.6 million, or 37.1%, to $20.7 million for the year ended September 30, 2011 from $15.1 million for the year ended September 30, 2010, for the reasons noted above.

        Discontinued operations.    The Company substantially liquidated its UK subsidiary in fiscal year 2011, recording a $17.5 million goodwill impairment (inclusive of currency translation adjustments previously recorded in other comprehensive income), a $9.2 million worthless stock deduction tax benefit, and a $1.8 million foreign currency translation tax benefit. See Note 5 to our consolidated financial statements.

        Net income.    Net income decreased $3.5 million, or 29.1%, to $8.5 million for the year ended September 30, 2011 from $12.0 million for the year ended September 30, 2010 for the reasons noted above.

Year Ended September 30, 2010 Compared to Year Ended September 30, 2009

        Revenue.    Revenue increased $54.0 million, or 24.7%, to $273.0 million for the year ended September 30, 2010 from $219.0 million for the year ended September 30, 2009. This increase was primarily due to (1) a 41.5% increase, or $21.0 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 29.1% increase, or $24.1 million, in our U.S. commercial business as a result of several new purchase model programs for large retailers; and (3) a 10.8% increase, or $8.3 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock. The amount of GMV transacted through our marketplaces increased $77.6 million, or 22.9%, to $416.3 million for the year ended September 30, 2010 from $338.7 million for the year ended September 30, 2009, primarily due to (1) the growth in our U.S. commercial and DoD businesses discussed above; (2) a 12.1% increase, or $9.3 million, in our state and local government business, which utilizes the consignment model; and (3) the acquisition of Network International, completed on June 15, 2010, which utilizes the consignment model.

        Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $34.4 million, or 45.9%, to $109.4 million for the year ended September 30, 2010 from $75.0 million for the year ended September 30, 2009. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 40.1% in fiscal 2010 compared to 34.2% in fiscal 2009. These increases are primarily due to (1) expenses of $13.3 million associated with the new Surplus Contract, which utilizes the purchase model and (2) expenses of $21.6 million associated with our U.S. commercial business, which has experienced lower per unit prices and margins as a result of the economic downturn as buyers seek greater value from their purchases.

        Profit-sharing distributions.    Profit-sharing distributions decreased $2.4 million, or 5.6%, to $41.3 million for the year ended September 30, 2010 from $43.7 million for the year ended September 30, 2009. As a percentage of revenue, profit-sharing distributions decreased to 15.1% in fiscal 2010 from 20.0% in fiscal 2009. These decreases are primarily due to the completion of the original Surplus Contract.

        Technology and operations expenses.    Technology and operations expenses increased $2.1 million, or 4.8%, to $45.7 million for the year ended September 30, 2010 from $43.6 million for the year ended September 30, 2009, primarily due to increases in staff wages, including stock based compensation. As a percentage of revenue, these expenses decreased to 16.7% in fiscal 2010 from 19.9% in fiscal 2009, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff and distribution centers.

        Sales and marketing expenses.    Sales and marketing expenses increased $3.0 million, or 16.9%, to $20.4 million for the year ended September 30, 2010 from $17.4 million for the year ended September 30, 2009, primarily due to increases in staff wages, including stock based compensation, associated with the hiring of 24 additional personnel to support the growth discussed above. As a percentage of revenue, these expenses decreased to 7.5% in fiscal 2010 from 7.9% in fiscal 2009, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

        General and administrative expenses.    General and administrative expenses increased $3.5 million, or 17.2%, to $23.6 million for the year ended September 30, 2010 from $20.1 million for the year ended September 30, 2009, primarily due to (1) expenses of $1.8 million associated with increases in staff wages; (2) expenses of $0.5 million associated with stock based compensation; and (3) expenses of $1.1 million associated with increases in general corporate expenses. As a percentage of revenue, these expenses decreased to 8.7% in fiscal 2010 from 9.2% in fiscal 2009, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

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

        Depreciation and amortization expenses.    Depreciation and amortization expenses increased $0.9 million, or 35.6%, to $3.6 million for the year ended September 30, 2010 from $2.7 million for the year ended September 30, 2009, primarily due to additional depreciation expense resulting from the purchase of $3.6 million of property and equipment during fiscal year ended September 30, 2010.

        Acquisition costs.    Acquisition costs were $0.5 million for the year ended September 30, 2010 and $0 for the year ended September 30, 2009, as a result of our acquisition of Network International, Inc. on June 15, 2010.

        Interest income and other income (expense), net.    Interest income and other income (expense), net decreased $0.9 million, or 184.6%, to $0.4 million expense for the year ended September 30, 2010 from $0.5 million income for the year ended September 30, 2009, primarily due to a reduction in short term interest rates and other expenses.

        Provision for income tax expense.    Income tax expense increased $4.4 million, or 56.6%, to $12.2 million for the year ended September 30, 2010 from $7.8 million for the year ended September 30, 2009, primarily due to the increase in income before provision for income taxes from continuing operations.

        Income from continuing operations.    Income from continuing operations increased $6.7 million, or 79.8%, to $15.1 million for the year ended September 30, 2010 from $8.4 million for the year ended September 30, 2009, for the reasons noted above.

        Discontinued operations.    The Company substantially liquidated its UK subsidiary in fiscal year 2011. Loss from the UK operations increased $0.4 million, or 14.8%, to $3.1 million for the year ended September 30, 2010 from $2.7 million for the year ended September 30, 2009. See Note 5 to our consolidated financial statements.

        Net income.    Net income increased $6.3 million, or 110.5%, to $12.0 million for the year ended September 30, 2010 from $5.7 million for the year ended September 30, 2009 for the reasons noted above.

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2011, we had approximately $128.9 million in cash and cash equivalents and $24.5 million available under our $30.0 million senior credit facility, due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. We used $80.0 million of cash on October 1, 2011 to fund a portion of the purchase price for the Jacobs transaction.

        On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On May 3, 2011, the Company's Board of Directors approved an additional $10.0 million for the share repurchase program. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000. As of September 30, 2011, approximately $18,114,000 may yet be expended under the program.

        Senior credit facility.    We maintain a $30.0 million senior credit facility due April 30, 2013. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of September 30, 2011, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $25.5 million due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2011, we were in full compliance with the terms and conditions of our credit agreement.

        Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2011 Compared to 2010

        Net cash provided by operating activities from continuing operations increased $6.8 million to $40.6 million for the year ended September 30, 2011 from $33.8 million for the year ended September 30, 2010. For the year ended September 30, 2011, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $20.7 million, depreciation and amortization expense of $5.7 million, stock compensation expense of $9.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $5.8, and a net increase in the provision for doubtful accounts, inventory allowance, and deferred tax benefit of $0.3 million, offset in part by a net decrease in accounts receivable, inventory and prepaid assets of $1.0 million. For the year ended September 30, 2010, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $15.1 million, depreciation and amortization expense of $4.4 million, stock compensation expense of $7.9, a net increase in accounts payable, accrued expenses and other liabilities of $9.1 million, and provision for doubtful accounts and inventory allowance of $0.4 million, offset in part by a net decrease in deferred tax benefit, accounts receivable, inventory and prepaid assets of $3.1 million.

        Net cash provided by (used in) investing activities was $19.6 million for the year ended September 30, 2011 and ($10.7) million for the year ended September 30, 2010. Net cash provided by investing activities in fiscal 2011 consisted primarily of net proceeds from the sale and purchase of short-term investments of $33.5 million, capital expenditures of $4.8 million for purchases of equipment and leasehold improvements, and cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $9.1 million. Net cash used in investing activities in fiscal 2010 consisted primarily of capital expenditures of $3.6 million, $4.1 million for the purchase of the assets of a company, $0.1 million for investment activities of discontinued operations, and net purchases of short-term investments of $2.9 million.

        Net cash provided by (used in) financing activities was $26.7 million for the year ended September 30, 2011 and ($10.6) million for the year ended September 30, 2010. Net cash provided by financing activities in fiscal 2011 consisted primarily of $30.2 from exercises of common stock options including the tax benefit of $6.6 million, offset by $3.5 million for stock repurchases. Net cash used in financing activities in fiscal 2010 consisted primarily of $14.5 million for stock repurchases and $0.1 million for principal repayments of capital lease obligations, offset by $4.0 from exercises of common stock options including the tax benefit.

Changes in Cash Flows: 2010 Compared to 2009

        Net cash provided by operating activities from continuing operations increased $22.1 million to $33.8 million for the year ended September 30, 2010 from $11.7 million for the year ended September 30, 2009. For the year ended September 30, 2010, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $15.1 million, depreciation and amortization expense of $4.4 million, stock compensation expense of $7.9, a net increase in accounts payable, accrued expenses and other liabilities of $9.1 million, and provision for doubtful accounts and inventory allowance of $0.4 million, offset in part by a net decrease in deferred tax benefit, accounts receivable, inventory and prepaid assets of $3.1 million. For the year ended September 30, 2009, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $8.4 million, depreciation and amortization expense of $3.5 million, and stock compensation expense of $6.5 million, offset in part by a net increase in accounts receivable, inventory, prepaid assets, and provision for doubtful accounts of $0.2 million, a net decrease in accounts payable, accrued expenses and other liabilities of $4.7 million and deferred tax benefit of $1.7 million.

        Net cash used in investing activities was $10.7 million for the year ended September 30, 2010 and $24.0 million for the year ended September 30, 2009. Net cash used in investing activities in fiscal 2010 consisted primarily of capital expenditures of $3.6 million, $4.1 million for the purchase of the assets of a company, $0.1 million for investment activities of discontinued operations, and net purchases of short-term investments of $2.9 million. Net cash used in investing activities from continuing operations in fiscal 2009 consisted primarily of capital expenditures of $3.3 million, $0.9 million for the purchase of the assets of a company and net purchases of short-term investments of $19.4 million.

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

        Capital Expenditures.    Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $5.0 million to $6.0 million in the fiscal year ending September 30, 2012. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2011 were $4.8 million. As of September 30, 2011, we had no outstanding commitments for capital expenditures, other than the Jacobs acquisition which closed on October 1, 2011.

        We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value added services and the costs to establish additional distribution centers. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2011. Operating leases, which represent commitments to rent office and warehouse space in the United States, are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$18,894	$5,621	$7,916	$3,099	$2,258

Total contractual cash obligations	$18,894	$5,621	$7,916	$3,099	$2,258

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2009, 2010 and 2011.

New Accounting Pronouncements

        In September 2011, the FASB amended its guidance for testing goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amended guidance, included in ASU 2011-08, "Testing Goodwill for Impairment" is effective for our annual reporting period beginning on October 1, 2012. The amended guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. We have not completed an assessment of the impact of this amended guidance, but do not expect the adoption to have a material impact on the financial statements.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for our first quarter of fiscal 2013 (quarter ending December 31, 2012) and should be applied retrospectively. We believe there will be no significant impact on the consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

        Interest rate sensitivity.    We did not have any debt as of September 30, 2011 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

        Management assessed our internal control over financial reporting as of September 30, 2011, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Liquidity Services, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2011 of Liquidity Services, Inc. and subsidiaries and our report dated December 9, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
December 9, 2011

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Incorporated by reference from the Company's Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2011.

Code of Ethics, Governance Guidelines and Committee Charters

        We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees. The Code of Business Conduct and Ethics is available on our website.

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2011.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2011.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

        Incorporated by reference from the Company's Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2011.

Item 14.    Principal Accounting Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2011.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

		Page
(a)(1)	The following financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	57
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Balance Sheets as of September 30, 2010 and 2011	58
	Consolidated Statements of Operations for the years ended September 30, 2009, 2010 and 2011	59
	Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2009, 2010 and 2011	60
	Consolidated Statements of Cash Flows for the years ended September 30, 2009, 2010 and 2011	61
	Notes to the Consolidated Financial Statements	62
(a)(2)	The following financial statement schedule is filed as part of this report:
	Schedule for the three years ended September 30, 2009, 2010 and 2011:
	II—Valuation and Qualifying Accounts	83

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc.'s internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 9, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
December 9, 2011

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$128,984	$42,534
Short-term investments	—	33,405
Accounts receivable, net of allowance for doubtful accounts of $514 and $293 in 2011 and 2010, respectively	6,049	4,386
Inventory	15,065	14,651
Prepaid expenses, deferred taxes and other current assets	20,878	9,390
Current assets of discontinued operations	277	4,335

Total current assets	171,253	108,701
Property and equipment, net	7,042	6,287
Intangible assets, net	2,993	2,855
Goodwill	40,549	26,382
Long-term assets of discontinued operations	—	14,384
Other assets	5,970	6,295

Total assets	$227,807	$164,904

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$8,590	$7,029
Accrued expenses and other current liabilities	23,411	22,902
Profit-sharing distributions payable	7,267	5,596
Acquisition earn out payable	5,410	995
Customer payables	12,728	9,783
Current liabilities of discontinued operations	2,160	2,332

Total current liabilities	59,566	48,637
Acquisition earn out payable	4,741	1,810
Deferred taxes and other long-term liabilities	2,087	2,026
Long-term liabilities of discontinued operations	—	57

Total liabilities	66,394	52,530
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,192,608 shares issued and 29,030,552 shares outstanding at September 30, 2011; 28,827,072 shares issued and 26,894,591 shares outstanding at September 30, 2010	29	27
Additional paid-in capital	124,886	85,517
Treasury stock, at cost	(21,884)	(18,343)
Accumulated other comprehensive income (loss)	52	(4,645)
Retained earnings	58,330	49,818

Total stockholders' equity	161,413	112,374

Total liabilities and stockholders' equity	$227,807	$164,904

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2011	2010	2009
Revenue from continuing operations	$327,378	$273,015	$219,011
Costs and expenses from continuing operations:
Cost of goods sold (excluding amortization)	126,395	109,376	74,963
Profit-sharing distributions	49,318	41,310	43,722
Technology and operations	52,178	45,700	43,587
Sales and marketing	23,279	20,381	17,438
General and administrative	26,484	23,606	20,138
Amortization of contract intangibles	813	813	813
Depreciation and amortization	4,881	3,609	2,662
Acquisition costs	6,702	524	—

Total costs and expenses	290,050	245,319	203,323

Income from continuing operations	37,328	27,696	15,688
Interest income and other income(expense), net	(1,190)	(428)	506

Income before provision for income taxes from continuing operations	36,138	27,268	16,194
Provision for income taxes	(15,459)	(12,194)	(7,788)

Income from continuing operations	20,679	15,074	8,406
Loss from discontinued operations, net of tax	(12,167)	(3,061)	(2,687)

Net income	$8,512	$12,013	$5,719

Basic earnings (loss) per common share:
From continuing operations	$0.75	$0.55	$0.30
From discontinued operations	(0.44)	(0.11)	(0.09)

Basic earnings per common share	$0.31	$0.44	$0.21

Diluted earnings (loss) per common share:
From continuing operations	$0.71	$0.55	$0.30
From discontinued operations	(0.42)	(0.11)	(0.09)

Diluted earnings per common share	$0.29	$0.44	$0.21

Basic weighted average shares outstanding	27,736,865	27,098,016	27,699,223

Diluted weighted average shares outstanding	29,081,933	27,406,883	27,846,693

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2008	—	—	28,023,361	$28	$65,973	$(1,717)	$32,086	$96,370
Common stock repurchase	(707,462)	$(3,874)	—	—	—	—	—	(3,874)
Exercise of common stock options	—	—	248,622	—	1,082	—	—	1,082
Compensation expense from grant of common stock options and restricted stock	—	—	—	—	6,586	—	—	6,586
Comprehensive income:
Net income	—	—	—	—	—	—	5,719	5,719
Foreign currency translation and other	—	—	—	—	—	(1,901)	—	(1,901)

Balance at September 30, 2009	(707,462)	(3,874)	28,271,983	28	73,641	(3,618)	37,805	103,982
Common stock repurchase	(1,225,019)	(14,469)	—	(1)	—	—	—	(14,470)
Exercise of common stock options and restricted stock	—	—	555,089	—	3,238	—	—	3,238
Compensation expense from grant of common stock options and restricted stock	—	—	—	—	8,638	—	—	8,638
Comprehensive income:
Net income	—	—	—	—	—	—	12,013	12,013
Foreign currency translation and other	—	—	—	—	—	(1,027)	—	(1,027)

Balance at September 30, 2010	(1,932,481)	(18,343)	28,827,072	27	85,517	(4,645)	49,818	112,374
Common stock repurchase	(229,575)	(3,541)	—	—	—	—	—	(3,541)
Exercise of common stock options and restricted stock	—	—	2,365,536	2	23,637	—	—	23,639
Compensation expense from grant of common stock options and restricted stock	—	—	—	—	15,732	—	—	15,732
Comprehensive income:
Net income	—	—	—	—	—	—	8,512	8,512
Foreign currency translation and other	—	—	—	—	—	4,697	—	4,697

Balance at September 30, 2011	(2,162,056)	$(21,884)	31,192,608	$29	$124,886	$52	$58,330	$161,413

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2011	2010	2009
Operating activities
Net income	$8,512	$12,013	$5,719
Less: Discontinued operations, net of tax	(12,167)	(3,061)	(2,687)

Income from continuing operations	20,679	15,074	8,406
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	5,694	4,422	3,475
Stock compensation expense	9,136	7,891	6,465
Provision for inventory allowance	(22)	512	—
Provision (benefit) for doubtful accounts	221	(62)	(147)
Deferred tax benefit	66	(893)	(1,707)
Changes in operating assets and liabilities:
Accounts receivable	(1,809)	162	109
Inventory	(392)	(2,624)	(808)
Prepaid expenses and other assets	1,218	234	659
Accounts payable	1,552	1,816	(1,953)
Accrued expenses and other	(691)	5,390	4,695
Profit-sharing distributions payable	1,671	1,058	(5,716)
Customer payables	2,945	(124)	(2,171)
Acquisition earn out payable	358	2,805	—
Other liabilities	(1)	(1,895)	402

Net cash provided by operating activities from continuing operations	40,625	33,766	11,709
Net cash provided (used) by operating activities from discontinued operations	(739)	(1,833)	(3,074)

Net cash provided by operating activities	39,886	31,933	8,635
Investing activities
Purchases of short-term investments	(10,292)	(61,024)	(35,113)
Proceeds from the sale of short-term investments	43,812	58,123	15,737
Increase in goodwill and intangibles and cash paid for acquisitions	(9,092)	(4,102)	(886)
Purchases of property and equipment	(4,822)	(3,624)	(3,296)
Investment activities from discontinued operations	—	(92)	(453)

Net cash provided (used) in investing activities	19,606	(10,719)	(24,011)
Financing activities
Principal repayments of capital lease obligations and debt	—	(138)	(27)
Repurchases of common stock	(3,541)	(14,470)	(3,874)
Proceeds from exercise of common stock options (net of tax)	23,639	3,238	1,081
Incremental tax benefit from exercise of common stock options	6,597	747	121

Net cash provided (used) by financing activities	26,695	(10,623)	(2,699)
Effect of exchange rate differences on cash and cash equivalents	(476)	(751)	(341)

Net increase (decrease) in cash and cash equivalents	85,711	9,840	(18,416)
Cash and cash equivalents at beginning of year	43,378	33,538	51,954

Cash and cash equivalents at end of year	129,089	43,378	33,538
Less: Cash and cash equivalents of discontinued operations at end of year	105	844	767

Cash and cash equivalents of continuing operations at end of year	$128,984	$42,534	$32,771

Supplemental disclosure of cash flow information
Property and equipment acquired through capital leases	—	—	$100
Cash paid for income taxes	$6,245	$12,486	9,215
Cash paid for interest	62	64	44
Contingent purchase price accrued	6,989	2,805	—

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company's online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, and www.secondipity.com. LSI has one reportable segment consisting of operating online auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

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

        As of September 30, 2011, the Company has ceased operations of its operations in the United Kingdom and has substantially liquidated that entity (Liquidity Services, Ltd). The results of the UK operations are presented as discontinued operations for all periods presented. See Note 5.

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

  Basis of Presentation

        The consolidated financial statements for 2010 and 2009 have been recast so that the basis of presentation is consistent with that of the consolidated financial statements for 2011. This recast

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

reflects the financial condition, results of operations, and cash flows of Liquidity Services, Ltd., as discontinued operations for all periods presented.

  Discontinued Operations

        In determining whether a group of assets disposed (or to be disposed) of should be presented as discontinued operations, the Company makes a determination of whether the group of assets being disposed of comprises a component of the entity; that is, whether it has historical operations and cash flows that can be clearly distinguished (both operationally and for financial reporting purposes). The Company also determines whether the cash flows associated with the group of assets have been significantly (or will be significantly) eliminated from the ongoing operations of the Company as a result of the disposal transaction and whether the Company has no significant continuing involvement in the operations of the group of assets after the disposal transaction. If these determinations can be made affirmatively, the results of operations of the group of assets being disposed of (as well as any gain or loss on the disposal transaction) are aggregated for separate presentation apart from continuing operating results of the Company in the consolidated financial statements. See "Note 5" for additional information.

  Business Combinations

        The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill, with the exception of contingent consideration, which is expensed in the period it is modified. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required.

  Cash and Cash Equivalents

        The Company considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents.

  Short-Term Investments

        Available-for-sale securities, which approximate par value, are stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the years ended September 30, 2011, 2010 and 2009, the amount of unrealized losses reported in accumulated other comprehensive income was $0, $116,000, and $4,000, respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

interest income and other income, net. Realized losses for sales of investments for the years ended September 30, 2011, 2010 and 2009 were $15,000, $111,000, and $0, respectively.

  Accounts Receivable

        Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management's judgment, which considers historical experience and specific knowledge of accounts where collectability may not be probable. The Company makes provisions based on historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions.

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

  Revenue Recognition

        The Company recognizes revenue when all of the following criteria are met:

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

        For the years ended September 30, 2011 and 2010, approximately 11% of the Company's Gross Merchandise Volume (GMV) was generated from one commercial seller under multiple contracts / programs.

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

  Stock-Based Compensation

        The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company's common stock on the date of grant. The determination of the fair value of the Company's stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company's common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

        The Company issues restricted stock awards where restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

those restricted stock awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. For stock awards that contain performance vesting conditions, the Company excludes these awards from diluted earnings per share computations until the contingency is met as of the end of that reporting period.

        The Company presents the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity in the Consolidated Statements of Cash Flows.

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $4,768,000, $4,012,000 and $3,643,000 for the years ended September 30, 2011, 2010 and 2009, respectively.

  Fair Value of Financial Instruments

        Cash and cash equivalents, short-term investments, accounts receivable, accounts payable, profit-sharing distributions payable, and consignment payables reported in the consolidated balance sheets approximate their fair values.

  Foreign Currency Translation

        The functional currency for Liquidity Services, Ltd., the Company's foreign subsidiary, is the British pound. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses are included in losses from discontinued operations, net in the consolidated statements of operations.

  Comprehensive Income

        Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders' equity. For the years ended September 30, 2011, 2010 and 2009, respectively, comprehensive income was $13,209,000, $10,986,000, and $3,818,000.

  Earnings per Share

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 462,836 unvested restricted shares, which were issued at prices ranging from $7.48 – $11.48, during the year ended September 30, 2009, of which

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

only 87,462 shares have been included in the calculation of diluted income per share for the year ended September 30, 2009. The Company had 973,167 unvested restricted shares, which were issued at prices ranging from $7.48 – $13.96, during the years ended September 30, 2010 and 2009, of which only 308,867 shares have been included in the calculation of diluted income per share for the year ended September 30, 2010. The Company had 1,294,082 unvested restricted shares, which were issued at prices ranging from $7.48 – $25.52, during the years ended September 30, 2011, 2010, and 2009, of which all have been included in the calculation of diluted income per share for the year ended September 30, 2011, due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

  (a)
  for the fiscal year ended September 30, 2011 – 0 options;

  (b)
  for the fiscal year ended September 30, 2010 – 296,335 options; and

  (c)
  for the fiscal year ended September 30, 2009 – 3,236,904 options.

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2011	2010	2009
	(dollars in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	27,736,865	27,098,016	27,699,223
Treasury stock effect of options and restricted stock	1,345,068	308,867	147,470

Diluted weighted average common shares outstanding	29,081,933	27,406,883	27,846,693

Income from continuing operations	$20,679	$15,074	$8,406
Income from discontinued operations	(12,167)	(3,061)	(2,687)

Net income	$8,512	$12,013	$5,719

Basic income (loss) per common share:
From continuing operations	$0.75	$0.55	$0.30
From discontinued operations	(0.44)	(0.11)	(0.09)

Basic income per common share	$0.31	$0.44	$0.21

Diluted income (loss) per common share:
From continuing operations	$0.71	$0.55	$0.30
From discontinued operations	(0.42)	(0.11)	(0.09)

Diluted income per common share	$0.29	$0.44	$0.21

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock only if an entity records earnings from continuing operations as such adjustments would otherwise be anti-dilutive to earnings per share from continuing operations.

  Recent Accounting Pronouncements

        In September 2011, the FASB amended its guidance for testing goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amended guidance, included in ASU 2011-08, "Testing Goodwill for Impairment" is effective for the Company for its annual reporting period beginning on October 1, 2012. The amended guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitatiave evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The Company has not completed its assessment of the impact of this amended guidance.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the Company in its first quarter of fiscal 2013 (quarter ended December 31, 2012) and should be applied retrospectively. The Company currently believes there will be no significant impact on its consolidated financial statements.

3. Significant Contracts

  DLA Disposition Services

        The Company had a Surplus Contract with the DLA Disposition Services, which expired on December 17, 2008. Under the terms of the original Contract, the Company distributed to the DLA Disposition Services a fixed percentage of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses and profit-sharing distributions, as provided for under the terms of the Contract. Profit-sharing distributions to the DLA Disposition Services for the years ended September 30, 2011, 2010 and 2009 were $0, $385,000, and $18,009,000, respectively, including accrued amounts of $0, 169,000 and $207,000 as of September 30, 2011, 2010 and 2009, respectively.

        The Company responded to a RFP and was awarded the new Surplus Contract. Significant operations began under the new Surplus Contract during February 2009. The new Contract has a base term expiring in February 2012 with two one year renewal options. The DoD has exercised the first renewal option. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD's original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The new Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Significant Contracts (Continued)

        As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

        The Company has a Scrap Contract with the DLA Disposition Services in which the base term expires in June 2012 with three one year renewal options. The DoD has exercised the first renewal option. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the years ended September 30, 2011, 2010 and 2009 of approximately $1,601,000, $1,286,000, and $975,000, respectively. For the years ended September 30, 2011, 2010 and 2009, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $49,318,000, $40,926,000, and $25,713,000, including accrued amounts, as of September 30, 2011, 2010, and 2009, of $7,203,000, $5,349,000 and $4,407,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2011.

        As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

4. Acquisitions

  Network International Acquisition

        On June 15, 2010, the Company acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price includes an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. The Company's estimate of the fair value of the earn-out as of September 30, 2010 was $2,805,000 out of a possible total earn out payment of $7,500,000. During 2011, the entire earn out was accrued for and payments were made for the first two six month measurement periods for a total of approximately $4,338,000. Network International is a leading online marketplace for the sale of idle, surplus and used equipment in the oil and gas, petrochemical and power generation industries. Network International conducts sales of client assets on a consignment basis. The Company incurred $524,000 of acquisition costs which were expensed as incurred. The operating results of Network International have been included in the consolidated financial statements from the date of acquisition.

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

  Truck Center Acquisition

        On June 1, 2011, the Company acquired the assets of Truckcenter.com, LLC. (TC) for approximately $15,989,000. The acquisition price includes an upfront cash payment of $9,000,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by TC during the trailing 12 months ending August 31, 2012, and the revenue earned by TC during each of the two 12 month periods after the closing date of the acquisition through May 31, 2013. The Company's estimate of the fair value of the earn-out as of September 30, 2011 was $6,989,000 out of a possible total earn out payment of $9,000,000. TC is a leading marketplace for the sale of idle, surplus and used fleet and transportation equipment. TC conducts sales of client assets on a consignment basis. The Company incurred $246,000 of acquisition costs which were expensed as incurred. The operating results of TC have been included in the consolidated financial statements from the date of acquisition.

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, and liabilities assumed at fair value and goodwill as follows:

Consideration Amount
(in thousands)
Current assets	$239
Goodwill	14,167
Brand assets	623
Intangible technology assets	250
Covenants not to compete	700
Property and equipment	48
Current liabilities	(38)

Total consideration	$15,989

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Summary of Discontinued Operations

        Our United Kingdom (UK) subsidiary, Liquidity Services Ltd, (LSL) has ceased its operations and has substantially liquidated its assets and liabilities. Through the acquisition of Geneva Industries (Geneva) in 2008, Liquidity Services Limited conducted sales of surplus assets and retail merchandise. Following the acquisition of Geneva, the economic downturn, and a low buyer adoption rate of online inventory sourcing created ongoing losses that were not sustainable.

        The components discontinued operations are as follows:

	Years ended September 30,
	2011	2010	2009
	(in thousands)
Revenue	$9,976	$13,776	$17,272
Expense	(16,159)	(16,818)	(19,342)
Depreciation and amortization	(637)	(516)	(454)
Interest income (expense)	1,078	497	9
Income tax benefit (provision)	11,039	—	(172)
Goodwill impairment and currency translation	(17,464)	—	—

Loss from discontinued operations	$(12,167)	$(3,061)	$(2,687)

        The impairment charge of $17.5 million includes the reversal of currency translation adjustments of $3.9 million previously recorded in Other Comprehensive Income since the time of acquisition and is included in the calculation of loss from discontinued operations. The remaining assets consist primarily of cash and the liabilities consist primarily of trade payables and accrued severance costs.

6. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2011	2010
	(in thousands)
Computers and purchased software	$9,229	$6,521
Office/Operational equipment	3,398	3,837
Furniture and fixtures	504	621
Vehicles	559	463
Leasehold improvements	2,298	2,655

	15,988	14,097
Less: accumulated depreciation and amortization	(8,946)	(7,810)

	$7,0421	$6,287

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2011, 2010 and 2009 was $4,180,000, $3,087,000, and $2,261,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets

        Intangible assets at September 30, 2011 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangible	7	$5,694	$(5,016)	$678
Brand and technology	5	1,447	(490)	957
Covenants not to compete	5	2,500	(1,336)	1,164
Patent and trademarks	3 - 10	289	(95)	194

Total intangible assets, net				$2,993

        Future expected amortization of intangible assets at September 30, 2011 was as follows:

Years ending September 30,
(in thousands)
2012	$1,454
2013	469
2014	298
2015	298
2016 and after	474

        Amortization expense related to intangible assets for the years ended September 30, 2011, 2010 and 2009 was $1,514,000, $1,335,000, and $1,214,000, respectively.

8. Debt

  Senior Credit Facility

        In December 2002, and as subsequently amended, the Company entered into a senior credit facility with a bank, which provided for borrowings up to $30.0 million. This senior credit facility expired on April 30, 2010. The Company had no outstanding borrowings under this facility as of September 30, 2009 or April 30, 2010.

        On April 30, 2010, the Company entered into a new senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million and expires on April 30, 2013. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.481% at September 30, 2011) due monthly. As of September 30, 2011, the Company had no outstanding borrowings under the Agreement.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of September 30, 2011, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2018. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $513,000and $499,000 at September 30, 2011 and 2010, respectively. Future minimum payments under the leases as of September 30, 2011 are as follows:

Years ending September 30,	Operating
(in thousands)
2012	$5,621
2013	4,953
2014	2,963
2015	1,757
2016	1,342
2017 and after	2,258

Total future minimum lease payments	$18,894

        Amortization of fixed assets acquired through capital leases is included in depreciation and amortization expense.

        Rent expense for the years ended September 30, 2011, 2010 and 2009 was $6,800,000, $6,684,000, and $7,047,000, respectively.

10. 401(k) Benefit Plan

        The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allow participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2011, 2010 and 2009, the Company contributed and recorded expense of approximately $703,000, $554,000, and $579,000, respectively, to the Plan.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        The components of the provision for income taxes of continuing operations are as follows:

	Years ended September 30,
	2011	2010	2009
	(in thousands)
Current tax provision:
U.S. Federal	$13,019	$9,833	$7,128
State	2,374	3,254	2,367
Foreign	—	—	—

	15,393	13,087	9,495
Deferred tax benefit (expense):
U.S. Federal	(194)	(958)	(1,358)
State	260	65	(349)
Foreign	—	—	—

	66	(893)	(1,707)

Total provision	$15,459	$12,194	$7,788

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$3,341	$1,780
Net operating losses—US	3,408	3,588
Accrued vacation and bonus	952	903
Inventory capitalization	1,810	1,863
Allowance for doubtful accounts	200	129
Stock compensation expense	4,672	4,025
Depreciation	—	—
Other	1,441	661

Total deferred tax assets before valuation allowance	15,824	12,949
Less: valuation allowance	(3,341)	(1,733)

Net deferred tax assets	12,483	11,216
Deferred tax liabilities:
Amortization of goodwill and intangibles	1,556	1,306
Depreciation	1,781	963
Other	110	204

Total deferred tax liabilities	3,447	2,473

Net deferred taxes	$9,036	$8,743

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Years ended September 30,
	2011	2010	2009
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	3.5%	2.2%	1.3%
State taxes	4.3%	7.6%	6.1%
Changes in valuation allowance and other	—	(0.1%)	5.1%
Net foreign rate differential	—	—	0.6%

Provision for income taxes	42.8%	44.7%	48.1%

        At September 30, 2011 and 2010, the Company had available foreign net operating loss (NOL) carryforwards of approximately $3,341,000 and $1,780,000 related to its UK subsidiary, which do not expire. Due to the discontinuation of its UK operations, the Company does not believe that it is more likely than not that the related deferred tax assets will be realized and a full valuation allowance has been recorded. In addition, the Company also recorded a deferred tax asset of $3,753,000 related to NOL carryforwards related to its acquisition of Network International, Inc. in 2010. These NOL carryforwards expire in 2023.

        The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the U.K. Currently, the Company is not subject to any income tax examinations. The statute of limitations for years prior to fiscal 2008 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2008 may be adjusted upon examination by tax authorities if they are utilized.

12. Stockholders' Equity

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        Under the 2006 Plan, 5,000,000 shares of common stock were initially reserved for issuance. In February 2009, at the Company's annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company's common stock to the shares available for issuance under the 2006 Plan. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2011, the Company granted options to purchase 321,072 shares to employees and directors with exercise prices between $14.30 and $17.02, and options to purchase 73,591 shares were forfeited. During fiscal year 2011, the Company granted 736,340 restricted shares to employees and directors at prices ranging from $12.88 to $25.52, and 150,112 restricted shares were forfeited. At September 30, 2011, there were 3,152,804 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

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

  Share Repurchase Program

        On December 2, 2008, the Company's Board of Directors approved a $10.0 million share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On February 2, 2010, the Company's Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On May 3, 2011, the Company's Board of Directors approved an additional $10.0 million for the share repurchase program. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000. As of September 30, 2011, approximately $18,114,000 may yet be expended under the program.

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2011 and 2010 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2009	4,609,226	$10.95
Options granted	624,566	10.92
Options exercised	(411,036)	7.88
Options canceled	(75,467)	12.24

Options outstanding at September 30, 2010	4,747,289	11.20
Options granted	321,072	15.21
Options exercised	(2,100,223)	11.26
Options canceled	(73,591)	13.18

Options outstanding at September 30, 2011	2,894,547	11.55

Options exercisable at September 30, 2011	1,536,884	12.05

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        The following table summarizes information about options outstanding at September 30, 2011:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$2.00 – 8.00	456,090	6.99	$7.34
$8.23 – $20.88	2,438,457	6.99	12.33

	2,894,547	6.99	11.54

        Volatility rates from 40% – 72%, a dividend rate of 0%, risk free interest rates that ranged from 0.26% – 5.05% and a forfeiture rate of 19.0%,

        The intrinsic value of outstanding and exercisable options at September 30, 2011 is approximately $59,403,000 and $30,766,000, respectively, based on a stock price of $32.07 on September 30, 2011.

        The weighted average grant date fair value of options granted during 2011, 2010 and 2009 was $15.21, $4.02, and $3.51, respectively.

        The intrinsic value of options exercised at September 30, 2011, 2010, and 2009 was $43,706,000, $3,342,000, and $1,090,000, respectively.

  Restricted Share Activity

        A summary of the Company's restricted share activity for the years ended September 30, 2011 and 2010 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2009	462,836	$8.88
Restricted shares granted	699,410	10.00
Restricted shares vested	(144,053)	8.47
Restricted shares canceled	(45,026)	9.30

Unvested restricted shares at September 30, 2010	973,167	9.73
Restricted shares granted	736,340	16.20
Restricted shares vested	(265,313)	9.77
Restricted shares canceled	(150,112)	12.06

Unvested restricted shares at September 30, 2011	1,294,082	13.13

        For the years ended September 30, 2011, 2010 and 2009, the Company recorded stock-based compensation of $9,136,000, $7,891,000 and $6,465,000, respectively. The total costs related to unvested awards, not yet recognized, as of September 30, 2011 was $19,068,000, which will be recognized over the weighted average vesting period of 29 months.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Fair Value Measurement

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

        As of September 30, 2011 and 2010, the Company's Level 1 short-term investments of $0 and $33,405,000, respectively, are the only financial assets measured at fair value. As of September 30, 2011 and 2010, the Company's liability for earn-outs related to the Network International and TruckCenter.com acquisitions of $10,151,000 and $2,805,000, respectively, is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2011 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2009	—
Acquisition contingent consideration	$2,805
Purchases and issuances	—
Settlements	—
Unrealized gains (losses), net	—

Balance at September 30, 2010	2,805
Acquisition contingent consideration	11,684
Purchases and issuances	—
Settlements	(4,338)
Unrealized gains (losses), net	—

Balance at September 30, 2011	$10,151

        The Company did not have any Level 3 assets or liabilities prior to fiscal year 2010.

        When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management's projection of EBITDA for Network International, and of EBITDA and revenue for TruckCenter.com, and applying a discount to the expected proceeds to estimate fair value. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material.

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

	Three months ended
	Dec. 31, 2009	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011(1)	Sept. 30, 2011(2)
	(in thousands, except share and per share data)
Revenue from continuing operations	$60,645	$72,106	$70,075	$70,189	$75,450	$89,413	$83,310	$79,205

Income before provision for income taxes from continuing operations	$6,036	$7,130	$8,736	$5,794	$3,773	$11,488	$12,454	$9,613

Income from continuing operations	$3,391	$4,158	$4,745	$2,780	$2,147	$6,158	$5,691	$6,683
Loss from discontinued operations(1)(2)	(451)	(581)	(1,755)	(274)	(764)	(1,099)	(6,747)	(3,557)

Net income (loss)	$2,940	$3,577	$2,990	$2,506	$1,383	$5,059	$(1,056)	$3,126

Basic earnings (loss) per common share:
From continuing operations	$0.12	$0.15	$0.18	$0.10	$0.08	$0.22	$0.20	$0.23
From discontinued operations	(0.01)	(0.02)	(0.07)	(0.01)	(0.03)	(0.04)	(0.24)	(0.12)

Basic earnings (loss) per common share	$0.11	$0.13	$0.11	$0.09	$0.05	$0.18	$(0.04)	$0.11

Diluted earnings (loss) per common share:
From continuing operations	$0.12	$0.15	$0.17	$0.10	$0.08	$0.22	$0.19	$0.22
From discontinued operations:	(0.01)	(0.02)	(0.06)	(0.01)	(0.03)	(0.04)	(0.23)	(0.12)

Diluted earnings (loss) per common share	$0.11	$0.13	$0.11	$0.09	$0.05	$0.18	$(0.04)	$0.10

Basic weighted average shares outstanding	27,539,308	27,046,617	26,959,713	26,846,424	27,207,288	27,798,989	27,928,750	28,512,433

Diluted weighted average shares outstanding	27,673,241	27,228,908	27,371,132	27,354,250	28,291,022	28,068,461	29,440,811	30,527,438

(1)
The Company recorded in discontinued operations an impairment charge of $16.6 million related to goodwill from the Company's UK operations and a worthless stock deduction benefit of $9.2 million.

(2)
The Company recorded in income from discontinued operations currency translation adjustment losses of $0.8 million related to its investment in its UK subsidiary.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Subsequent Events

        On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC. The acquisition price includes an upfront cash payment of $80.0 million, a seller subordinated 5% note of $40.0 million, stock consideration of $24.5 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company's estimate of the fair value of the earn-out as of October 1, 2011 is $8.2 million out of a possible total earn out payment of $30.0 million. As of September 30, 2011, the Company has incurred $1.7 million of acquisition costs, which were expensed as incurred. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods. Jacobs conducts its sales on a purchase model basis using its marketplace, an extensive global buyer base and product domain expertise.

        Under the acquisition method of accounting, the total estimated purchase price is allocated to Jacobs' net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2011, the effective date of the acquisition of Jacobs. Based on management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, which are based on estimates and assumptions that are subject to change, and other factors, the preliminary estimated purchase price is allocated as follows:

Consideration Amount
(in thousands)
Accounts receivable	$4,710
Inventory	6,059
Prepaid expenses	120
Goodwill	110,226
Vendor contract intangible asset	33,300
Covenants not to compete	2,400
Property and equipment	847
Accounts payable	(1,837)
Accrued liabilities	(3,101)

Total consideration	$152,724

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, all of which is expected to be tax deductable as a result of the asset purchase structure of the transaction. The pro forma revenue and earnings of the Company, including the Jacobs acquisition, was $352.0 million and $15.2 million, respectively.

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2009	$208	$1,287	—	$1,495
Year ended September 30, 2010	1,495	857	619	1,733
Year ended September 30, 2011	1,733	1,608	—	3,341
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2009	$519	$464	$370	$613
Year ended September 30, 2010	613	34	319	328
Year ended September 30, 2011	328	290	104	514
Inventory allowance (deducted from inventory)
Year ended September 30, 2009	$314	$500	$314	$500
Year ended September 30, 2010	500	512	—	1,012
Year ended September 30, 2011	1,012	194	216	990

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly-owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
2.2
Agreement and Plan of Merger, dated June 8, 2010, by and among Liquidity Services, Inc., Leon Kennedy Acquisition Corp., Network International, Inc. and Eton Venture Services, Ltd. Co. incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 21, 2010.
2.3
Asset Purchase Agreement, dated May 24, 2011, among Youk Acquisition Partners, LLC, TruckCenter.com, LLC, Corey P. Schlossmann, Samantha Schlossmann, Jessica Schlossmann and Katie Schlossmann, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 9, 2011.
2.4
Asset Purchase Agreement dated as of September 1, 2011, among Liquidity Services, Inc., Profar Acquisition Partners, LLC and Jacobs Trading, LLC, incorporated herein by reference to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2011.
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
10.3.3
Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 9, 2007, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 16, 2007.#
10.4.1
Executive Employment Agreement, dated September 2, 2004, between the Company and Jaime Mateus-Tique, incorporated herein by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.4.2
Amendment to Executive Employment Agreement between the Company and Jaime Mateus-Tique, dated January 25, 2006, incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.1
Executive Employment Agreement, dated January 27, 2005, between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.2
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.1
Executive Employment Agreement, dated June 13, 2001, between Government Liquidation.com, LLC and Thomas Burton, incorporated herein by reference to Exhibit 10.7.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.2
Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Thomas Burton, dated January 25, 2006, incorporated herein by reference to Exhibit 10.7.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.1
Executive Employment Agreement, dated November 11, 2005, between the Company and James E. Williams, incorporated herein by reference to Exhibit 10.8.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.7.2
Amendment to Executive Employment Agreement between the Company and James E. Williams, dated January 26, 2006, incorporated herein by reference to Exhibit 10.8.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.8
Executive Employment Agreement, dated October 15, 2007, between the Company and Eric C. Dean, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K filed with the SEC on December 7, 2007.#
10.9
Executive Employment Agreement, dated August 25, 2008, between the Company and G. Charles Roy, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 8, 2008.#

Exhibit No.	Description
10.10	2005 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.#
10.11	2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2009.#
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
10.16
Amendment No. 1 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.17
Amendment No. 2 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.18
Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2008.

Exhibit No.	Description
10.19	Supplemental Agreement 1 (Sales Contract Number 08-0001-0001), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2009.
10.20	Form of Notice of Restricted Stock Grant, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2008.#
10.21
Financing and Security Agreement, dated April 30, 2010, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.22
First Amendment to Financing and Security Agreement dated as of September 1, 2011 between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2011.
10.23
Revolving Credit Note, dated April 30, 2010, issued by Liquidity Services, Inc. to Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.24
Guaranty of Payment Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.25
Security Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America., N.A., incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.26
Pledge, Assignment and Security Agreement (GovDeals), dated April 30, 2010, by Liquidity Services, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.27
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
10.30
Shareholders' Agreement dated as of September 1, 2011 among Liquidity Services, Inc., Jacobs Trading, LLC, WGD, Inc., Irwin L. Jacobs and Howard Grodnick, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2011.

Exhibit No.	Description
10.31	Supplemental Agreement to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), dated as of September 22, 2011, between Liquidity Services, Inc. and the Defense Logistics Agency Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 26, 2011.
10.32	Master Merchandise Salvage Contract between Profar Acquisition Partners, LLC and Wal-Mart Stores, Inc. ("Wal-Mart"), dated May 13, 2011.*
21.1	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

#
Designates management or compensation plans.

*
Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 2011.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2011.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES M. RALLO James M. Rallo	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director
/s/ PHILIP A. CLOUGH Phillip A. Clough	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ FRANKLIN D. KRAMER Franklin D. Kramer	Director
/s/ F. DAVID FOWLER F. David Fowler	Director
/s/ DAVID A. PERDUE, JR. David A. Perdue, Jr	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director