Form 10-Q
period 2011-12-31
LIQUIDITY SERVICES INC
filed 2012-02-08
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 4, 2012 was 30,646,802.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	December 31,	September 30,
	2011	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,799	$128,984
Accounts receivable, net of allowance for doubtful accounts of $816 and $514 at December 31, 2011 and September 30, 2011, respectively	9,279	6,049
Inventory	24,412	15,065
Prepaid expenses, deferred taxes and other current assets	19,124	20,878
Current assets of discontinued operations	203	277
Total current assets	121,817	171,253
Property and equipment, net	7,861	7,042
Intangible assets, net	36,377	2,993
Goodwill	150,768	40,549
Other assets	5,958	5,970
Total assets	$322,781	$227,807
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,192	$8,590
Accrued expenses and other current liabilities	22,040	23,411
Profit-sharing distributions payable	6,308	7,267
Current portion of acquisition earn out payables	7,313	5,410
Customer payables	16,810	12,728
Current portion of note payable	8,500	—
Current liabilities of discontinued operations	694	2,160
Total current liabilities	70,857	59,566
Acquisition earn out payables	11,023	4,741
Note payable, net of current portion	32,000
Deferred taxes and other long-term liabilities	2,298	2,087
Total liabilities	116,178	66,394
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,568,951 shares issued and outstanding at December 31, 2011; 31,192,608 shares issued and 29,030,552 shares outstanding at September 30, 2011	30	29
Additional paid-in capital	139,064	124,886
Treasury stock, at cost	—	(21,884)
Accumulated other comprehensive income	53	52
Retained earnings	67,456	58,330
Total stockholders’ equity	206,603	161,413
Total liabilities and stockholders’ equity	$322,781	$227,807

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2011	2010

Revenue from continuing operations	$106,031	$75,450
Costs and expenses from continuing operations:
Cost of goods sold (excluding amortization)	43,285	30,854
Profit-sharing distributions	12,487	10,326
Technology and operations	15,783	12,491
Sales and marketing	6,535	5,767
General and administrative	7,817	6,295
Amortization of contract intangibles	2,020	203
Depreciation and amortization	1,526	1,046
Acquisition costs	318	4,695

Total costs and expenses	89,771	71,677

Income from continuing operations	16,260	3,773
Interest expense and other expense, net	(525)	(243)

Income before provision for income taxes from continuing operations	15,735	3,530
Provision for income taxes	(6,609)	(1,383)
Income from continuing operations	9,126	2,147
Loss from discontinued operations, net of tax	—	(764)
Net income	$9,126	$1,383

Basic earnings (loss) per common share:
From continuing operations	$0.30	$0.08
From discontinued operations	—	(0.03)
Basic earnings per common share	$0.30	$0.05
Diluted earnings (loss) per common share:
From continuing operations	$0.28	$0.08
From discontinued operations	—	(0.03)
Diluted earnings per common share	$0.28	$0.05

Basic weighted average shares outstanding	30,393,309	27,207,288
Diluted weighted average shares outstanding	32,382,518	28,291,022

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at September 30, 2011	(2,162,056)	$(21,884)	31,192,608	$29	$124,886	$52	$58,330	$161,413
Common stock retired	2,162,056	21,884	(2,162,056)	—	(21,884)	—	—	—
Exercise of common stock options and restricted stock	—	—	638,228	—	4,010	—	—	4,010
Stock consideration paid for acquisition			900,171	1	24,538			24,539
Compensation expense from grants of common stock options and restricted stock	—	—	—	—	7,514	—	—	7,514
Comprehensive income:
Net income	—	—	—	—	—	—	9,126	9,126
Foreign currency translation and other	—	—	—	—	—	1	—	1
Balance at December 31, 2011	—	—	30,568,951	$30	$139,064	$53	$67,456	$206,603

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2011	2010
Operating activities
Net income	$9,126	$1,383
Less: Discontinued operations, net of tax	—	(764)

Income from continuing operations	9,126	2,147
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	3,546	1,249
Stock compensation expense	2,625	2,216
Provision for inventory allowance	(47)	(167)
Provision (benefit) for doubtful accounts	(211)	31
Changes in operating assets and liabilities:
Accounts receivable	1,691	(317)
Inventory	(3,241)	(1,301)
Prepaid expenses and other assets	1,886	(407)
Accounts payable	(2,628)	(153)
Accrued expenses and other	(4,472)	(3,980)
Profit-sharing distributions payable	(959)	775
Customer payables	4,082	2,691
Acquisition earn out payables	—	4,695
Other liabilities	711	(67)
Net cash provided by operating activities from continuing operations	12,109	7,412
Net cash provided by (used in) operating activities from discontinued operations	80	(631)
Net cash provided by operating activities	12,189	6,781
Investing activities
Purchases of short-term investments	—	(6,131)
Proceeds from the sale of short-term investments	—	6,575
Increase in goodwill and intangibles and cash paid for acquisitions	(80,018)	(21)
Purchases of property and equipment	(1,176)	(2,002)
Net cash used in investing activities	(81,194)	(1,579)
Financing activities
Repurchases of common stock	—	(3,541)
Proceeds from exercise of common stock options (net of tax)	4,010	2,396
Incremental tax benefit from exercise of common stock options	4,889	1,264
Net cash provided by financing activities	8,899	119
Effect of exchange rate differences on cash and cash equivalents	1	(174)
Net (decrease) increase in cash and cash equivalents	(60,105)	5,147
Cash and cash equivalents at beginning of period	129,089	43,378
Less: Cash and cash equivalents of discontinued operations at end of period	185	213
Cash and cash equivalents at end of period	$68,799	$48,312
Supplemental disclosure of cash flow information
Cash paid for income taxes	$79	$567
Cash paid for interest	9	10
Note payable issued in connection with acquisition	40,000	—
Contingent purchase price accrued	8,185	4,695

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) operates leading auction marketplaces for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, and www.secondipity.com. LSI has one reportable segment consisting of operating auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012 or any future period.

As of September 30, 2011, the Company has ceased its operations in the United Kingdom and has substantially liquidated that entity (Liquidity Services, Ltd.).  The results of the UK operations are presented as discontinued operations for all periods presented. See Note 5.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management’s judgment, which considers historical experience and specific knowledge of accounts where collectability may not be probable. The Company makes provisions based on historical bad debt experience, a specific review of all significant outstanding invoices and an assessment of general economic conditions.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three months ended December 31, 2011 and 2010 comprehensive income was approximately $9,127,000 and $888,000, respectively.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,497,596 unvested restricted shares outstanding at December 31, 2011, which were issued at prices ranging from $7.48 to $34.29, of which 1,479,879 and 764,459 shares have been included in the calculation of diluted income per share for the three months ended December 31, 2011 and 2010, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)           for the three months ended December 31, 2011, 32,139 options; and

(b)           for the three months ended December 31, 2010, 264,552 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended December 31,
	2011	2010
	(unaudited) (dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	30,393,309	27,207,288
Treasury stock effect of options and restricted stock	1,989,209	1,083,734

Diluted weighted average common shares outstanding	32,382,518	28,291,022

Income from continuing operations	$9,126	$2,147
Loss from discontinued operations	—	(764)
Net income	$9,126	$1,383
Basic income (loss) per common share:
From continuing operations	$0.30	$0.08
From discontinued operations	—	(0.03)
Basic income per common share	$0.30	$0.05

Diluted income (loss) per common share:
From continuing operations	$0.28	$0.08
From discontinued operations	—	(0.03)
Diluted income per common share	$0.28	$0.05

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

The Company issues restricted stock awards where restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards to employees with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. For awards to non-employees (who are not directors), the Company records compensation cost when the performance condition is met. For stock awards that contain performance vesting conditions, the Company excludes these awards from diluted earnings per share computations until the contingency is met as of the end of that reporting period.

The Company presents the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity in the Consolidated Statements of Cash Flows.

3.             Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition services in which the base term expires in February 2012 with two one year renewal options. The DoD has exercised the first renewal option. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expires in June 2012 with three one year renewal options. The DoD has exercised the first renewal option. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three months ended December 31, 2011 and 2010, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $12,487,000 and $10,326,000, including accrued amounts, as of December 31, 2011 and 2010, of $6,308,000 and $6,125,000, respectively.  The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2011.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.             Jacobs Trading Acquisition

On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC. The acquisition price includes an upfront cash payment of $80.0 million, a seller subordinated 5% unsecured note of $40.0 million, stock consideration of $24.5 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company’s estimate of the fair value of the earn-out as of December 31, 2011 was $8.2 million out of a possible total earn out payment of $30.0 million. During the three months ended December 31, 2011, the Company incurred and expensed $0.3 million of acquisition costs. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods. Jacobs conducts its sales on a purchase model basis using its marketplace, an extensive global buyer base and product domain expertise.

Under the acquisition method of accounting, the total estimated purchase price is allocated to Jacobs’ net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2011, the effective date of the acquisition of Jacobs. Based on management’s preliminary valuation, as the Company is waiting for additional information and analysis relating to accrued expenses, of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price was allocated as follows:

Consideration Amount
(in thousands)
Accounts receivable	$4,710
Inventory	6,059
Prepaid expenses	120
Goodwill	110,226
Vendor contract intangible asset	33,300
Covenants not to compete	2,400
Property and equipment	847
Accounts payable	(1,837)
Accrued liabilities	(3,101)
Total consideration	$152,724

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, all of which is expected to be tax deductable as a result of the asset purchase structure of the transaction.  The amount of revenue related to the acquired business included in the consolidated statement of operations since the date of acquisition is $21.0 million.

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

The components of discontinued operations for the three months ended December 31, 2011 and 2010 are as follows:

	2011	2010
	(In thousands)
Revenue	—	$3,061
Expenses	—	(3,903)
Depreciation and amortization	—	(144)
Interest income	—	222
Loss from discontinued operations	—	$(764)

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

6.             Goodwill and Intangible Assets

The carrying amount of goodwill as of December 31, 2011 was $150,768,000.

Intangible assets at December 31, 2011 consisted of the following:

	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	5 - 7	$38,994	$(7,036)	$31,958
Brand and technology	3 - 5	3,848	(682)	3,166
Covenants not to compete	3 - 5	2,000	(957)	1,043
Patent and trademarks	3 - 10	314	(104)	210
Total intangible assets, net				$36,377

Future expected amortization of intangible assets at December 31, 2011 was as follows:

Years ending September 30,	(in thousands)

2012 (remaining nine months)	$6,862
2013	8,221
2014	8,049
2015	8,045
2016 and after	5,200
Total	$36,377

7.             Debt

Senior Credit Facility

On April 30, 2010, the Company entered into a three year term senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.534% at December 31, 2011) due monthly. As of September 30, 2011 and December 31, 2011, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of December 31, 2011, the Company was in compliance with these covenants.

Subordinated Note

In conjunction with the Jacobs Trading acquisition, the Company issued a $40,000,000 seller subordinated 5% unsecured note.  Interest accrues and is due and payable at each principal repayment date.  Principal payments of $8.0 million, $12.0 million and $20.0 million are due on October 1, 2012, 2013, and 2014, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

8.             Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2012 tax rate will be approximately 42%.

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

9.             Stockholders’ Equity

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, the Company’s Board of Directors approved the repurchase of up to an additional $10.0 million in shares under the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the three months ended December 31, 2011, no shares were purchased under the program, and the prior shares repurchased were retired. As of December 31, 2011, approximately $18,114,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, 5,000,000 shares of common stock were initially reserved for issuance. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan.. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2011, the Company granted options to purchase 321,072 shares to employees and directors with exercise prices between $14.30 and $17.02, and options to purchase 73,591 shares were forfeited. During fiscal year 2011, the Company granted 736,340 restricted shares to employees and directors at prices ranging from $12.88 to $25.52, and 150,112 restricted shares were forfeited. At September 30, 2011, there were 3,152,804 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2011, the Company issued options to purchase 149,815 shares to employees and directors at prices ranging from $31.37 to $37.72, and options to purchase 5,123 shares were forfeited. During the three months ended December 31, 2011, the Company issued 539,705 restricted shares to employees and directors at prices ranging from $31.37 to $34.29, and 50,436 restricted shares were forfeited. During the three months ended December 31, 2011, the Company issued 100,000 restricted shares to a non-employee that vest based on performance conditions. At December 31, 2011, there were 2,518,843 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2011 and the three months ended December 31, 2011 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2010	4,747,289	$11.20
Options granted	321,072	15.21
Options exercised	(2,100,223)	11.26
Options canceled	(73,591)	13.18
Options outstanding at September 30, 2011	2,894,547	11.55
Options granted	149.815	32.73
Options exercised	(352,473)	11.38
Options canceled	(5,123)	13.37
Options outstanding at December 31, 2011	2,686,766	12.75
Options exercisable at December 31, 2011	1,379,097	12.19

The intrinsic value of outstanding and exercisable options at December 31, 2011 is approximately $64,918,000 and $34,081,000, respectively, based on a stock price of $36.90 on December 30, 2011.

Volatility rates from 40% - 72%, a dividend rate of 0%, risk free interest rates that ranged from 0.26% - 5.05% and a forfeiture rate of 19.0%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2011 and the three months ended December 31, 2011 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2010	973,167	$9.73
Restricted shares granted	736,340	16.20
Restricted shares vested	(265,313)	9.77
Restricted shares canceled	(150,112)	12.06
Unvested restricted shares at September 30, 2011	1,294,082	13.13
Restricted shares granted	539,705	31.84
Restricted shares vested	(285,755)	11.76
Restricted shares canceled	(50,436)	11.34
Unvested restricted shares at December 31, 2011	1,497,596	20.18

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.          Fair Value Measurement

The Company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. Authoritative guidance issued by the FASB establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

As of December 31, 2011 and September 30, 2011, the Company had no Level 1 or Level 2 assets or liabilities. As of December 31, 2011 and September 30, 2011, the Company’s $3,162,000 liability for the earn-out related to the Network International acquisition, the Company’s $6,989,000 liability for the earn-out related to the TruckCenter.com acquisition, and, for December 31, 2011the $8,185,000 liability for the earn-out related to the Jacobs Trading acquisition are the only liabilities measured at fair value on a recurring basis and are classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2011 and the three months ended December 31, 2011 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2010	$2,805
Acquisition contingent consideration	11,684
Purchases and issuances	—
Settlements	(4,338)
Unrealized gains (losses), net	—
Balance at September 30, 2011	10,151
Acquisition contingent consideration	8,185
Purchases and issuances	—
Sales and settlements	—
Unrealized gains (losses), net	—
Balance at December 31, 2011	$18,336

When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management’s projection of EBITDA for the acquired businesses and applying a discount to the expected earn out payments to estimate fair value. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2011 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

About us.  We operate leading auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our online marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, and www.secondipity.com.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,461,000 to approximately 1,641,000, or 12.3%.

Recent initiatives.  On October 1, 2011, we completed the acquisition of the assets of Jacobs Trading, LLC (Jacobs). The acquisition price includes an upfront cash payment of $80.0 million; a seller subordinated 5% unsecured note of $40.0 million, stock consideration of $24.5 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. Our estimate of the fair value of the earn-out as of December 31, 2011 is $8.2 million out of a possible total earn out payment of $30.0 million. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods. Jacobs conducts its sales on a purchase model basis using its extensive global buyer base and product domain expertise.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•      Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 20.0 % of our total revenue for the three months ended December 31, 2011. The merchandise sold under our profit-sharing model accounted for approximately 11.8% of our gross merchandise volume, or GMV, for the three months ended December 31, 2011.

•      Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 9.2% of our total revenue for the three months ended December 31, 2011. The merchandise sold under our consignment model accounted for approximately 45.4% of our GMV for the three months ended December 31, 2011.

•      Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 70.7% of our total revenue for the three months ended December 31, 2011. The merchandise sold under our purchase model accounted for approximately 42.8% of our GMV for the three months ended December 31, 2011.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•      Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008,  the original Contract wind down period was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the new Contract on December 18, 2008. The new Surplus Contract expires in February 2012, subject to the DoD’s right to extend it for two additional one-year terms. The DoD has exercised the first renewal option. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 26.1% of our total revenue for the three months ended December 31, 2011. The property sold under our Surplus Contract accounted for approximately 16.4% of our GMV for the three months ended December 31, 2011.

•      Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract base term expires in August 2012, subject to the DoD’s right to extend it for three additional one-year terms. The DoD has exercised the first renewal option. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 20.0% of our total revenue for the three months ended December 31, 2011. The property sold under our Scrap Contract accounted for approximately 11.8% of our GMV for the three months ended December 31, 2011.

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

Under the new Surplus Contract, which was executed on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8% of the DLA Disposition Services’ acquisition value to be paid for the property. The DoD has broad discretion to determine what property will be made available for sale to us under the new Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.

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

Our Wal-Mart Contracts.  We have various contracts with Wal-Mart Stores, Inc., pursuant to which we have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice.  As a result of the Jacobs Trading acquisition, we also have a long-term contract with Wal-Mart that does not provide for termination for convenience.  The term of this agreement expires on May 16, 2016 and thereafter continues on a month to month basis.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2011 totaled $179.2 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2011, we completed approximately 107,000 transactions.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2011, we had approximately 1,641,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2011, approximately 438,000 total auction participants participated in auctions on our marketplaces.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest expense and other expense, net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense and acquisition costs.

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•              The amortization of contract intangibles relates to amortization of the Scrap Contract beginning in June 2005 and the contract intangibles associated with the Jacobs Trading Acquisition on October 1, 2011. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles net income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended December 31,
	2011	2010
	(In thousands)
	(Unaudited)
Income from continuing operations	$9,126	$2,147
Interest income and other (expense), net	525	243
Provision for income taxes	6,609	1,383
Amortization of contract intangibles	2,020	203
Depreciation and amortization	1,526	1,046

EBITDA from continuing operations	19,806	5,022
Stock compensation expense	2,625	2,216
Acquisition costs	318	4,695

Adjusted EBITDA from continuing operations	$22,749	$11,933

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

Business Combinations.  We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $187.1 million at December 31, 2011. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Amortization of contract intangibles.  Amortization of contract intangibles expense consists of the amortization of our Scrap Contract award during June 2005 and our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011. The Scrap Contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight-line basis. The amortization period is correlated to the base term of the contract, exclusive of renewal periods. The intangible asset created in conjunction with the acquisition is valued at $33.3 million and is being amortized over 55 months on a straight-line basis. The amortization period is correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods.

Depreciation and amortization.  Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment.

Acquisition costs.  Acquisition costs consist of expenses incurred to complete a business combination and adjustments to the fair value of earn-outs.

Interest expense and other expense, net.  Interest expense and other expense, net consists primarily of interest expense on borrowings under our subordinated note payable.

Income taxes.  During fiscal years 2010 and 2011, we had an effective income tax rate for continuing operations of approximately 45% and 43%, respectively, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 42%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue. The results of operations for the periods indicated have been recast so that the basis of presentation is consistent with that of the results of operations and cash flows of Liquidity Services, Ltd., as discontinued operations.

	Three Months Ended December 31,
	2011	2010
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	40.8	40.9
Profit-sharing distributions	11.8	13.7
Technology and operations	14.9	16.6
Sales and marketing	6.2	7.6
General and administrative	7.4	8.3
Amortization of contract intangibles	1.9	0.3
Depreciation and amortization	1.4	1.4
Acquisition costs	0.3	6.2

Total costs and expenses	84.7	95.0

Income from continuing operations	15.3	5.0
Interest expense and other expense, net	(0.5)	(0.3)

Income from continuing operations before provision for income taxes	14.8	4.7
Provision for income taxes	(6.2)	(1.8)

Income from continuing operations	8.6%	2.9%

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Revenue.  Revenue increased $30.6 million, or 40.5%, to $106.0 million for the three months ended December 31, 2011 from $75.4 million for the three months ended December 31, 2010. This was primarily due to (1) an 18.9% increase, or $3.4 million, in our scrap business, which utilizes the profit sharing model, as a result of increasing commodity prices and a higher mix of high value metals; (2) a 15.1% increase, or $3.6 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; and (3) a 73.4% increase, or $23.2 million, in our U.S. commercial business as a result of the acquisitions of Jacobs Trading on October 1, 2011 and TruckCenter.com on June 1, 2011as well as several new programs for large retailers.  The amount of gross merchandise volume increased $55.5 million, or 44.9%, to $179.2 million for the three months ended December 31, 2011 from $123.7 million for the three months ended December 31, 2010, primarily due to (1) the growth in our U.S. commercial and the DoD businesses discussed above; and (2) a 16.4% increase, or $3.5 million, in our state and local government (GovDeals) business.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $12.4 million, or 40.3%, to $43.3 million for the three months ended December 31, 2011 from $30.9 million for the three months ended December 31, 2010, primarily due to the 47.5% growth of our commercial purchase business as a result of the Jacobs Trading acquisition.  As a percentage of revenue, cost of goods sold (excluding amortization) was consistent at 40.8% and 40.9%, respectively.

Profit-sharing distributions.  Profit-sharing distributions increased $2.2 million, or 20.9%, to $12.5 million for the three months ended December 31, 2011 from $10.3 million for the three months ended December 31, 2010, primarily due to the growth in our scrap business discussed above. As a percentage of revenue, profit-sharing distributions decreased to 11.8% from 13.7%.

Technology and operations expenses.  Technology and operations expenses increased $3.3 million, or 26.4%, to $15.8 million for the three months ended December 31, 2011 from $12.5 million for the three months ended December 31, 2010, primarily due to (1) expenses of $0.9 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects; and (2) expenses of $2.4 million from the acquisitions of Jacobs Trading and TruckCenter.com.  As a percentage of revenue, technology and operations expenses decreased to 14.9% from 16.6%, primarily due to the increase in revenue, while leveraging our fixed costs, such as distribution centers.

Sales and marketing expenses.  Sales and marketing expenses increased $0.7 million, or 13.3%, to $6.5 million for the three months ended December 31, 2011 from $5.8 million for the three months ended December 31, 2010, primarily due to (1) expenses of $0.3 million in staff wages, including stock based compensation; and (2) expenses of $0.4 million for the acquisitions of Jacobs Trading and TruckCenter.com. As a percentage of revenue, sales and marketing expenses decreased to 6.2% from 7.6%, primarily due to the increase in revenue, while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses increased $1.5 million, or 24.2%, to $7.8 million for the three months ended December 31, 2011 from $6.3 million for the three months ended December 31, 2010, primarily due to (1) expenses of $0.5 million in staff wages, including stock based compensation; and (2) expenses of $1.0 million for the acquisitions of Jacobs Trading and TruckCenter.com. As a percentage of revenue, general and administrative expenses decreased to 7.4% from 8.3%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles increased $1.8 million, or 893.2% to $2.0 million for the three months ended December 31, 2011 from $0.2 million for the three months ended December 31, 2010, as a result of our acquisition of Jacobs Trading on October 1, 2011.  The contract intangible asset created in conjunction with the acquisition was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.5 million, or 45.9%, to $1.5 million for the three months ended December 31, 2011 from $1.0 million for the three months ended December 31, 2010, primarily due to additional depreciation expense resulting from the purchase of $4.8 million of property and equipment during the fiscal year ended September 30, 2011.

Acquisition costs.  Acquisition costs were $0.3 million for the three months ended December 31, 2011, as a result of our acquisition of Jacobs Trading on October 1, 2011, and $4.7 million for the three months ended December 31, 2010, as a result of recording an additional liability for the Network International earn-out.

Interest expense and other expense, net.  Interest expense and other expense, net increased $0.3 million or 116.1% to $0.5 million for the three months ended December 31, 2011 from $0.2 million for the three months ended December 31, 2010, primarily due to the $40 million Jacobs Trading acquisition seller subordinated note which bears interest at 5%.

Provision for income tax expense.  Income tax expense increased $5.2 million, or 377.9%, to $6.6 million for the three months ended December 31, 2011 from $1.4 million for the three months ended December 31, 2010, primarily due to the increase in income before provision for income taxes.

Income from continuing operations.  Income from continuing operations increased $7.0 million or 325.2% to $9.1 million for the three months ended December 31, 2011 from $2.1 million for the three months ended December 31, 2010.

Discontinued operations.   Losses from discontinued operations for the three months ended December 31, 2011 and 2010 were $0 million and $0.8 million, respectively.

Net income.  Net income increased $7.7 million, or 559.9%, to $9.1 million for the three months ended December 31, 2011 from $1.4 million for the three months ended December 31, 2010.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2011, we had approximately $69.0 million in cash and cash equivalents and $25.5 million available under our $30.0 million senior credit facility, due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, our Board of Directors approved the repurchase of up to an additional $10.0 million in shares under the share repurchase program.  Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the three months ended December 31, 2011, no shares were purchased under the program, and the prior shares repurchased were retired. As of December 31, 2011, approximately $18,114,000 may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Net cash provided by operating activities from continuing operations was $12.1 million for the three months ended December 31, 2011 and $7.4 million for the three months ended December 31, 2010. For the three months ended December 31, 2011, net cash provided by operating activities from continuing operations primarily consisted of net income of $9.1 million, depreciation and amortization expense of $3.5 million, stock compensation expense of $2.6 million and a net decrease in accounts receivable, inventory and prepaid assets of $0.3 million, offset in part by a net decrease in accounts payable, accrued expenses and other liabilities of $3.2 million and provision for inventory allowance and doubtful accounts of $0.2 million, net. For the three months ended December 31, 2010, net cash provided by operating activities from continuing operations primarily consisted of net income of $2.1 million, depreciation and amortization expense of $1.2 million, stock compensation expense of $2.2 million and a net increase in accounts payable, accrued expenses and other liabilities of $4.0 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $2.0 million and provision for inventory allowance and doubtful accounts of $0.1 million.

Net cash used in investing activities was $81.2 million for the three months ended December 31, 2011 and $1.6 million for the three months ended December 31, 2010. Net cash used in investing activities for the three months ended December 31, 2011 consisted primarily of $80.0 million for the acquisition of Jacobs Trading and capital expenditures of $1.2 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the three months ended December 31, 2010 consisted primarily of  capital expenditures of $2.0 million for purchases of equipment and leasehold improvements offset in part by net purchases and sales of short-term investments of $0.4 million.

Net cash provided by financing activities was $8.9 million for the three months ended December 31, 2011 and $0.2 million for the three months ended December 31, 2010. Net cash provided by financing activities for the three months ended December 31, 2011 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $8.9 million. Net cash provided by financing activities for the three months ended December 31, 2010 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $3.7 million, offset in part by $3.5 million for stock repurchases.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $5.0 million to $6.0 million in the fiscal year ending September 30, 2012. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2011 were $1.2 million. As of December 31, 2011, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $30.0 million senior credit facility due April 30, 2013. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of December 31, 2011, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $25.5 million due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2011, we were in full compliance with the terms and conditions of our credit agreement.

Subordinated note.  In conjunction with the Jacobs Trading acquisition, we issued a $40,000,000 seller subordinated 5% unsecured note.  Interest accrues and is due and payable at each principal repayment date.  Principal payments of $8.0 million, $12.0 million and $20.0 million are due on October 1, 2012, 2013, and 2014, respectively.

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

New Accounting Pronouncements

In September 2011, the FASB amended its guidance for testing goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment.  The amended guidance, included in ASU 2011-08, “Testing Goodwill for Impairment” is effective for our annual reporting period beginning on October 1, 2012.  The amended guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  We do not expect the adoption to have a material impact on the financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of September 30, 2011 and we had $40.0 million of fixed 5% unsecured subordinated debt as of December 31, 2011, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than one percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2011, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2012.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer