Form 10-Q
period 2012-03-31
LIQUIDITY SERVICES INC
filed 2012-05-04
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 2, 2012 was 31,209,219.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	March 31,	September 30,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,756	$128,984
Accounts receivable, net of allowance for doubtful accounts of $897 and $514 at March 31, 2012 and September 30, 2011, respectively	11,508	6,049
Inventory	23,639	15,065
Prepaid and deferred taxes	10,071	16,073
Prepaid expenses and other current assets	5,067	4,805
Current assets of discontinued operations	84	277
Total current assets	155,125	171,253
Property and equipment, net	7,558	7,042
Intangible assets, net	34,062	2,993
Goodwill	150,766	40,549
Other assets	5,954	5,970
Total assets	$353,465	$227,807
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,586	$8,590
Accrued expenses and other current liabilities	26,481	23,411
Profit-sharing distributions payable	6,117	7,267
Current portion of acquisition earn out payables	8,227	5,410
Customer payables	14,954	12,728
Current portion of note payable	9,000	—
Current liabilities of discontinued operations	616	2,160
Total current liabilities	80,981	59,566
Acquisition earn out payables	—	4,741
Note payable, net of current portion	32,000	—
Deferred taxes and other long-term liabilities	2,254	2,087
Total liabilities	115,235	66,394
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,081,192 shares issued and outstanding at March 31, 2012; 31,192,608 shares issued and 29,030,552 shares outstanding at September 30, 2011	30	29
Additional paid-in capital	151,947	124,886
Treasury stock, at cost	—	(21,884)
Accumulated other comprehensive income	35	52
Retained earnings	86,218	58,330
Total stockholders’ equity	238,230	161,413
Total liabilities and stockholders’ equity	$353,465	$227,807

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011

Revenue	$112,165	$83,097	$208,389	$151,677
Fee revenue	13,559	6,316	23,366	13,186
Total revenue from continuing operations	125,724	89,413	231,755	164,863

Costs and expenses from continuing operations:
Cost of goods sold (excluding amortization)	55,024	38,334	98,310	69,188
Profit-sharing distributions	11,385	11,879	23,872	22,205
Technology and operations	15,802	13,581	31,585	26,072
Sales and marketing	6,909	5,948	13,445	11,715
General and administrative	8,215	6,785	16,032	13,080
Amortization of contract intangibles	2,020	204	4,039	407
Depreciation and amortization	1,505	1,195	3,031	2,241
Acquisition costs	(6,989)	—	(6,671)	4,695

Total costs and expenses	93,871	77,926	183,643	149,603

Income from continuing operations	31,853	11,487	48,112	15,260
Interest expense and other expense, net	(583)	(270)	(1,108)	(513)

Income before provision for income taxes from continuing operations	31,270	11,217	47,004	14,747
Provision for income taxes	(12,508)	(5,059)	(19,116)	(6,442)
Income from continuing operations	18,762	6,158	27,888	8,305
Loss from discontinued operations, net of tax	—	(1,099)	—	(1,863)
Net income	$18,762	$5,059	$27,888	$6,442

Basic earnings (loss) per common share:
From continuing operations	$0.61	$0.23	$0.91	$0.31
From discontinued operations	—	(0.04)	—	(0.07)
Basic earnings per common share	$0.61	$0.19	$0.91	$0.24

Diluted earnings (loss) per common share:
From continuing operations	$0.57	$0.22	$0.85	$0.30
From discontinued operations	—	(0.04)	—	(0.07)
Diluted earnings per common share	$0.57	$0.18	$0.85	$0.23

Basic weighted average shares outstanding	30,840,322	27,298,989	30,616,816	27,253,138
Diluted weighted average shares outstanding	32,778,428	28,068,461	32,580,473	28,179,741

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

					Additional	Accumulated Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at September 30, 2011	(2,162,056)	$(21,884)	31,192,608	$29	$124,886	$52	$58,330	$161,413
Common stock retired	2,162,056	21,884	(2,162,056)	—	(21,884)	—	—	—
Exercise of common stock options and restricted stock	—	—	1,150,469	—	9,951	—	—	9,951
Stock consideration paid for acquisition			900,171	1	24,538			24,539
Compensation expense from grants of common stock options and restricted stock	—	—	—	—	14,456	—	—	14,456
Comprehensive income:
Net income	—	—	—	—	—	—	27,888	27,888
Foreign currency translation and other	—	—	—	—	—	(17)	—	(17)
Balance at March 31, 2012	—	—	31,081,192	$30	$151,947	$35	$86,218	$238,230

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2012	2011
Operating activities
Net income	$27,888	$6,442
Less: Discontinued operations, net of tax	—	(1,863)
Income from continuing operations	27,888	8,305
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization	7,070	2,647
Stock compensation expense	5,118	4,528
Provision for inventory allowance	(40)	(45)
Provision (benefit) for doubtful accounts	(129)	97
Incremental tax benefit from exercise of common stock options	(9,338)	(1,495)
Changes in operating assets and liabilities:
Accounts receivable	(620)	(2,782)
Inventory	(2,475)	(2,029)
Prepaid expenses and other assets	13,160	409
Accounts payable	3,807	(1,217)
Accrued expenses and other	3,023	(3,120)
Profit-sharing distributions payable	(1,150)	4,511
Customer payables	2,226	4,966
Acquisition earn out payables	(10,109)	2,195
Other liabilities	167	(125)
Net cash provided by operating activities from continuing operations	38,598	16,845
Net cash used in operating activities from discontinued operations	(29)	(574)
Net cash provided by operating activities	38,569	16,271
Investing activities
Purchases of short-term investments	—	(7,862)
Proceeds from the sale of short-term investments	—	28,525
Increase in goodwill and intangibles and cash paid for acquisitions	(80,040)	(29)
Purchases of property and equipment	(2,059)	(2,973)
Net cash (used in) provided by investing activities	(82,099)	17,661
Financing activities
Repurchases of common stock	—	(3,541)
Proceeds from exercise of common stock options (net of tax)	9,951	7,580
Incremental tax benefit from exercise of common stock options	9,338	1,495
Net cash provided by financing activities	19,289	5,534
Effect of exchange rate differences on cash and cash equivalents	(16)	517

Net (decrease) increase in cash and cash equivalents	(24,257)	39,983
Cash and cash equivalents at beginning of period	129,089	43,378
Less: Cash and cash equivalents of discontinued operations at end of period	76	271
Cash and cash equivalents at end of period	$104,756	$83,090
Supplemental disclosure of cash flow information
Cash paid for income taxes	$2,445	$5,377
Cash paid for interest	40	38
Note payable issued in connection with acquisition	40,000	—
Contingent purchase price accrued	8,185	4,695

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012 or any future period.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Revenue includes revenue earned under the profit-sharing model and the purchase model.  Fee revenue is revenue earned under the consignment model and is presented separately as it accounts for more than 10% of total revenue for certain periods presented. The incremental tax benefit of common stock options is presented separately in the operating section of the statement of cash flows.

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

Business Combinations

The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income or as a direct adjustment to additional paid-in capital as required.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three and six months ended March 31, 2012 and 2011 comprehensive income was approximately $18,745,000 and $27,871,000; and $6,295,000 and $7,183,000, respectively.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,473,892 unvested restricted shares outstanding at March 31, 2012, which were issued at prices ranging from $7.48 to $42.31, of which 853,660 and 877,898, and 477,151 and 611,805 shares have been included in the calculation of diluted income per share for the three and six months ended March 31, 2012 and 2011, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)	for the three months ended March 31, 2012, 31,968 options;

(b)	for the six months ended March 31, 2012, 31,968 options;

(c)	for the three months ended March 31, 2011, 390,851 options; and

(d)	for the six months ended March 31, 2011, 264,552 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	30,840,322	27,298,989	30,616,816	27,253,138
Treasury stock effect of options and restricted stock	1,938,106	769,472	1,963,657	926,603

Diluted weighted average common shares outstanding	32,778,428	28,068,461	32,580,473	28,179,741

Income from continuing operations	$18,762	$6,158	$27,888	$8,305
Loss from discontinued operations	—	(1,099)	—	(1,863)
Net income	$18,762	$5,059	$27,888	$6,442
Basic income (loss) per common share:
From continuing operations	$0.61	$0.23	$0.91	$0.31
From discontinued operations	—	(0.04)	—	(0.07)
Basic income per common share	$0.61	$0.19	$0.91	$0.24

Diluted income (loss) per common share:
From continuing operations	$0.57	$0.22	$0.85	$0.30
From discontinued operations	—	(0.04)	—	(0.07)
Diluted income per common share	$0.57	$0.18	$0.85	$0.23

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

The Company presents the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity inflow with a corresponding operating cash outflow in the Consolidated Statements of Cash Flows.

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition services in which the base term expired in February 2012 with two one year renewal options. The DoD has exercised the first renewal option. Under the new Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expires in August 2013 with two one year renewal options.  Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three and six months ended March 31, 2012 and 2011 profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $11,385,000 and $23,872,000; and $11,879,000 and $22,205,000, respectively, including accrued amounts, as of March 31, 2012 and 2011, of $6,117,000 and $9,859,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2012.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.             Acquisitions

                Jacobs Trading Acquisition

On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC. The acquisition price includes an upfront cash payment of $80.0 million, a seller subordinated 5% unsecured note of $40.0 million, the issuance of 900,171 shares of restricted stock (valued at $24.5M by applying a 15% discount to the Company’s closing share price on September 30, 2011) and an earn-out payment. The stock consideration contains a restriction that it is not freely tradable for six months following the acquisition date and the Company used the put option analysis method to fair value the stock. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company’s estimate of the fair value of the earn-out as of March 31, 2012 was $8.2 million out of a possible total earn out payment of $30.0 million. During the three and six months ended March 31, 2012, the Company incurred and expensed zero and $0.3 million, respectively, of acquisition costs. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods. Jacobs conducts its sales on a purchase model basis using its marketplace, an extensive global buyer base and product domain expertise.

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

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, all of which is expected to be tax deductable as a result of the asset purchase structure of the transaction.  The amount of revenue related to the acquired business included in the consolidated statement of operations since the date of acquisition is $47.6 million.  For the three and six months ended March 31, 2011, the pro forma revenue and EBITDA for the Company inclusive of Jacobs Trading was $109.7 million and $202.1 million; and $18.2 million and $27.2 million, respectively.

TruckCenter.com

On June 1, 2011, the Company acquired the assets of Truckcenter.com, LLC, (TC) for approximately $15,989,000. The acquisition price included an upfront cash payment of $9,000,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by TC during the trailing 12 months ending August 31, 2012, and the revenue earned by TC during each of the two 12 month periods after the closing date of the acquisition through May 31, 2013. The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $6,989,000 out of a possible total earn out payment of $9,000,000.  Based upon revised projections, the Company has determined that the fair value of the earn-out as of March 31, 2012 is zero and has reversed the liability of $6,989,000 with a corresponding reduction(credit) in the Acquisition Costs line in the Consolidated Statement of Operations for the three and six-months ended March 31, 2012.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Summary of Discontinued Operations

The Company’s United Kingdom (UK) subsidiary, Liquidity Services Ltd, (LSL) has ceased its operations and has substantially liquidated its assets and liabilities. Through the acquisition of Geneva Industries (Geneva) in 2008, Liquidity Services Limited conducted sales of surplus assets and retail merchandise. Following the acquisition of Geneva, the economic downturn, and a low buyer adoption rate of online inventory sourcing created ongoing losses that were not sustainable.

The components of discontinued operations for the three and six months ended March 31, 2012 and 2011 are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Revenue	$—	$2,690	$—	$5,751
Expenses	—	3,869	—	7,772
Depreciation and amortization	—	157	—	300
Interest income	—	(237)	—	(458)
Loss from discontinued operations	$—	$(1,099)	$—	$(1,863)

6.                                      Goodwill

The goodwill of acquired companies is primarily related to expected sales growth from future product offerings and customers.  The following summarizes our goodwill activity for the periods indicated:

Goodwill
Balance at September 30, 2010	$39,831
New acquisitions	14,167
Impairment losses (1)	(13,449)
Balance at September 30, 2011	40,549
New acquisitions	110,226
Other adjustments	(9)
Balance at March 31, 2012	$150,766

(1)         Goodwill impairment charge related to discontinued UK Operations.

Accumulated impairment losses as of the beginning and end of the period were $13.4 million.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Intangible Assets

Intangible assets at March 31, 2012 and September 30, 2011 consisted of the following:

		March 31, 2012			September 30, 2011
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	5 - 7	$38,994	$(9,056)	$29,938	$5,694	$(5,016)	$678
Brand and technology	3 - 5	1,448	(634)	814	1,447	(490)	957
Covenants not to compete	3 - 5	4,400	(1,314)	3,086	2,500	(1,336)	1,164
Patent and trademarks	3 - 10	338	(114)	224	289	(95)	194
Total intangible assets, net				$34,062			$2,993

Future expected amortization of intangible assets at March 31, 2012 was as follows:

Years ending September 30,	(in thousands)
2012 (remaining six months)	$4,525
2013	8,223
2014	8,052
2015	8,047
2016 and after	5,215
Total	$34,062

8.                                      Debt

Senior Credit Facility

On April 30, 2010, the Company entered into a three year term senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.491% at March 31, 2012) due monthly. On March 13, 2012, the Company amended this credit facility extending the term to May 31, 2014 and increasing the borrowing capacity up to $75.0 million.  As of September 30, 2011 and March 31, 2012, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of March 31, 2012, the Company was in compliance with these covenants.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2012 tax rate will be approximately 40%.

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

10.                               Stockholders’ Equity

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, the Company’s Board of Directors approved the repurchase of up to an additional $10.0 million in shares under the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the three months ended December 31, 2011, no shares were purchased under the program, and the prior shares repurchased were retired. During the three months ended March 31, 2012, no shares were purchased under the program. As of March 31, 2012, approximately $18,114,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, 5,000,000 shares of common stock were initially reserved for issuance. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2011, the Company granted options to purchase 321,072 shares to employees and directors with exercise prices between $14.30 and $17.02, and options to purchase 73,591 shares were forfeited. During fiscal year 2011, the Company granted 736,340 restricted shares to employees and directors at prices ranging from $12.88 to $25.52, and 150,112 restricted shares were forfeited. At September 30, 2011, there were 3,152,804 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the six months ended March 31, 2012, the Company issued options to purchase 181,783 shares to employees and directors at prices ranging from $31.37 to $42.31, and options to purchase 9,522 shares were forfeited. During the six months ended March 31, 2012, the Company issued 559,229 restricted shares to employees and directors at prices ranging from $31.37 to $42.31, and 71,366 restricted shares were forfeited. During the six months ended March 31, 2012, the Company issued 100,000 restricted shares to a non-employee that vest based on performance conditions. At March 31, 2012, there were 2,492,680 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.                               Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2011, the three months ended December 31, 2011, and March 31, 2012 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2010	4,747,289	$11.20
Options granted	321,072	15.21
Options exercised	(2,100,223)	11.26
Options canceled	(73,591)	13.18
Options outstanding at September 30, 2011	2,894,547	11.55
Options granted	149,815	32.73
Options exercised	(352,473)	11.38
Options canceled	(5,123)	13.37
Options outstanding at December 31, 2011	2,686,766	12.75
Options granted	31,968	42.31
Options exercised	(489,943)	12.13
Options canceled	(4,399)	15.91
Options outstanding at March 31, 2012	2,224,392	13.30
Options exercisable at March 31, 2012	1,093,494	12.10

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at March 31, 2012 is approximately $70,061,000 and 6.95 and $35,753,000 and 6.36, respectively, based on a stock price of $44.80 on March 30, 2012.  Over the last three years, volatility rates have ranged from 60.35% - 71.27%, a dividend rate of 0%, risk free interest rates have ranged from 0.26% - 2.04%, and expected forfeiture rates have ranged from 15.38% - 19.63%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2011, the three months ended December 31, 2011, and March 31, 2012 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2010	973,167	$9.73
Restricted shares granted	736,340	16.20
Restricted shares vested	(265,313)	9.77
Restricted shares canceled	(150,112)	12.06
Unvested restricted shares at September 30, 2011	1,294,082	13.13
Restricted shares granted	539,705	31.84
Restricted shares vested	(285,755)	11.76
Restricted shares canceled	(50,436)	11.34
Unvested restricted shares at December 31, 2011	1,497,596	20.18
Restricted shares granted	19,524	37.30
Restricted shares vested	(22,298)	14.17
Restricted shares canceled	(20,930)	19.23
Unvested restricted shares at March 31, 2012	1,473,892	20.52

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at March 31, 2012 is approximately $66,030,000 and 8.71, respectively, based on a stock price of $44.80 on March 30, 2012.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

11.                               Fair Value Measurement

The Company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. Authoritative guidance issued by the FASB establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  On January 1, 2012, the Company adopted Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFS, which amended FASB ASC Topic 820, Fair Value Measurement.  Adoption of the disclosure requirements did not have a material impact on our financial position or results of operations.  The hierarchy consists of three levels:

Level 1	Quoted market prices in active markets for identical assets or liabilities;
Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

As of March 31, 2012 and September 30, 2011, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of September 30, 2011, the Company’s $3,162,000 liability for the earn-out related to the Network International acquisition and the Company’s $6,989,000 liability for the earn-out related to the TruckCenter.com acquisition, and for March 31, 2012 the $8,185,000 liability for the earn-out related to the Jacobs Trading acquisition are the only liabilities measured at fair value on a recurring basis and are classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2011 and the six months ended March 31, 2012 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2010	$2,805
Acquisition contingent consideration	11,684
Purchases and issuances	—
Settlements	(4,338)
Unrealized (gains)/losses, net	—
Balance at September 30, 2011	10,151
Acquisition contingent consideration	8,227
Purchases and issuances	—
Settlements	(3,162)
Unrealized (gains)/losses, net	(6,989)
Balance at March 31, 2012	$8,227

When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management’s projection of EBITDA for the acquired businesses and applying a discount to the expected earn out payments to estimate fair value. Discount rates range from 2.0% to 9.7% and are based on the Company’s cost of borrowing.  Given the short-term nature of the earn-out periods, changes in the discount rate are not expected to have a material impact on the fair value of these liabilities.  Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material.  Changes in fair value of the Company’s Level 3 liabilities are recorded in Acquisition Costs in the consolidated statements of Operations.  There were no changes in unrealized (gains)/losses included in earnings related to financial liabilities still held as of March 31, 2012.

The Company’s financial assets not measured at fair value are cash and cash equivalents and the note payable that we issued as partial consideration for our Jacobs Trading acquisition.  With respect to cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), we believe the carrying value approximates fair value due to the short term maturity of these instruments.  With respect to the note payable, we believe that the carrying value approximates fair value as the contractual interest rate approximates the current market rate.  If such rate were to materially differ, we would calculate the fair value of the note payable by discounting the contractual cash flows at the then current market rate. This fair value measurement is Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market rates.

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,508,000 to approximately 1,711,000, or 13.5%.

Recent initiatives.  We continue to implement the Jacobs Trading acquisition according to our original plan.  The network effect of the integration is creating efficiencies for our selling and buying customers.  These efficiencies continue to bring new sellers into our marketplace and have enabled us to increase our operating performance creating margin improvements as we scale our commercial business.

We reversed the $7.0 million earn-out liability at March 31, 2012 related to our TruckCenter.com acquisition, which results in a credit in the Acquisition Costs line in our statement of operations for the three and six-month ended June 30, 2012.  The operating results of TruckCenter.com are unlikely to achieve the $7.0 million earn out payment (recorded at the acquisition) based on the last 11 months of operating history and estimates for the next 13 months. Therefore, based on revised projections, we determined that the fair value of the earn-out was zero as of March 31, 2012. The change in estimate does not affect our effective income tax rate.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 15.3 % and 17.5% of our total revenue for the three and six months ended March 31, 2012, respectively. The merchandise sold under our profit-sharing model accounted for approximately 8.8% and 10.2% of our gross merchandise volume, or GMV, for the three and six months ended March 31, 2012, respectively.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 73.9% and 72.4% of our total revenue for the three and six months ended March 31, 2012, respectively. The merchandise sold under our purchase model accounted for approximately 42.5% and 42.6% of our GMV for the three and six months ended March 31, 2012.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 10.8% and 10.1% of our total revenue for the three and six months ended March 31, 2012, respectively. The merchandise sold under our consignment model accounted for approximately 48.7% and 47.2% of our GMV for the three and six months ended March 31, 2012, respectively.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008,  the original Contract wind down period was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the new Contract on December 18, 2008. The new Surplus Contract expires in February 2013, subject to the DoD’s right to extend it for one additional one-year term.  Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 26.4% and 26.3% of our total revenue for the three and six months ended March 31, 2012, respectively. The property sold under our Surplus Contract accounted for approximately 15.5% and 15.9% of our GMV for the three and six months ended March 31, 2012, respectively.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract base term expires in August 2013, subject to the DoD’s right to extend it for two additional one-year terms.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 15.3% and 17.5% of our total revenue for the three and six months ended March 31, 2012, respectively. The property sold under our Scrap Contract accounted for approximately 8.8% and 10.2% of our GMV for the three and six months ended March 31, 2012, respectively.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and six months ended March 31, 2012 totaled $218.4 million and $397.6 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and six months ended March 31, 2012, we completed approximately 128,200 and 234,800 transactions, respectively.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2012, we had approximately 1,711,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and six months ended March 31, 2012, approximately 564,000 and 1,003,000 total auction participants participated in auctions on our marketplaces, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest expense and other expense, net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense and acquisition costs (including changes in earn out estimates).

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

The table below reconciles net income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
	(in thousands) (unaudited)
Income from continuing operations	$18,762	$6,158	$27,888	$8,305
Interest expense and other expense, net	583	270	1,108	513
Provision for income taxes	12,508	5,059	19,116	6,442
Amortization of contract intangibles	2,020	204	4,039	407
Depreciation and amortization	1,505	1,195	3,031	2,241

EBITDA from continuing operations	35,378	12,886	55,182	17,908
Stock compensation expense	2,493	2,312	5,118	4,528
Acquisition costs	(6,989)	—	(6,671)	4,695

Adjusted EBITDA from continuing operations	$30,882	$15,198	$53,629	$27,131

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $184.8 million at March 31, 2012. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	43.8	42.9	42.4	42.0
Profit-sharing distributions	9.1	13.3	10.3	13.5
Technology and operations	12.6	15.2	13.6	15.8
Sales and marketing	5.5	6.6	5.8	7.1
General and administrative	6.5	7.6	6.9	7.9
Amortization of contract intangibles	1.6	0.2	1.7	0.2
Depreciation and amortization	1.2	1.3	1.4	1.4
Acquisition costs	(5.6)	—	(2.9)	2.9

Total costs and expenses	74.7	87.1	79.2	90.8

Income from continuing operations	25.3	12.9	20.8	9.2
Interest expense and other expense, net	(0.5)	(0.3)	(0.5)	(0.3)

Income from continuing operations before provision for income taxes	24.8	12.6	20.3	8.9
Provision for income taxes	(9.9)	(5.7)	(8.3)	(3.9)

Income from continuing operations	14.9%	6.9%	12.0%	5.0%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenue.  Revenue increased $36.3 million, or 40.6%, to $125.7 million for the three months ended March 31, 2012 from $89.4 million for the three months ended March 31, 2011. This was primarily due to (1) a 81.3% increase, or $31.4 million, in our U.S. commercial business as a result of the acquisitions of Jacobs Trading on October 1, 2011 and TruckCenter.com on June 1, 2011, as well as several new programs for large retailers and manufacturers; and (2) a 19.3% increase, or $5.4 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock — offset in part by a slight decline in our DoD scrap business.  The amount of gross merchandise volume increased $83.4 million, or 61.8%, to $218.4 million for the three months ended March 31, 2012 from $135.0 million for the three months ended March 31, 2011, primarily due to (1) the growth in our U.S. commercial and the DoD surplus business discussed above; and (2) a 41.8% increase, or $10.9 million, in our state and local government (GovDeals) business.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $16.7 million, or 43.5%, to $55.0 million for the three months ended March 31, 2012 from $38.3 million for the three months ended March 31, 2011.  As a percentage of revenue, cost of goods sold (excluding amortization) increased to 43.8% from 42.9%.  These increases are primarily due to the growth of our commercial business discussed above.

Profit-sharing distributions.  Profit-sharing distributions decreased $0.5 million, or 4.2%, to $11.4 million for the three months ended March 31, 2012 from $11.9 million for the three months ended March 31, 2011.  As a percentage of revenue, profit-sharing distributions decreased to 9.1% from 13.3%.  These decreases are primarily due to a slight decline in the scrap business for the period indicated.

                Technology and operations expenses.  Technology and operations expenses increased $2.2 million, or 16.4%, to $15.8 million for the three months ended March 31, 2012 from $13.6 million for the three months ended March 31, 2011, primarily due to the acquisitions of Jacobs Trading and TruckCenter.com.  As a percentage of revenue, technology and operations expenses decreased to 12.6% from 15.2%, primarily due to the increase in revenue, while leveraging our fixed costs, such as distribution centers.

                Sales and marketing expenses.  Sales and marketing expenses increased $1.0 million, or 16.2%, to $6.9 million for the three months ended March 31, 2012 from $5.9 million for the three months ended March 31, 2011, primarily due to (1) expenses of $0.4 million in staff wages, including stock based compensation; and (2) expenses of $0.6 million for the acquisitions of Jacobs Trading and TruckCenter.com.  As a percentage of revenue, sales and marketing expenses decreased to 5.5% from 6.6%, primarily due to the increase in revenue, while leveraging our fixed costs, such as marketing staff.

                General and administrative expenses.  General and administrative expenses increased $1.4 million, or 21.1%, to $8.2 million for the three months ended March 31, 2012 from $6.8 million for the three months ended March 31, 2011, primarily due to (1) expenses of $0.6 million in staff wages, including stock based compensation; and (2) expenses of $0.6 million for the acquisitions of Jacobs Trading and TruckCenter.com. As a percentage of revenue, general and administrative expenses decreased to 6.5% from 7.6%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

                Amortization of contract intangibles.  Amortization of contract intangibles increased $1.8 million, or 890.2% to $2.0 million for the three months ended March 31, 2012 from $0.2 million for the three months ended March 31, 2011, as a result of our acquisition of Jacobs Trading on October 1, 2011.  The contract intangible asset created in conjunction with the acquisition was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

                Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.3 million, or 25.9%, to $1.5 million for the three months ended March 31, 2012 from $1.2 million for the three months ended March 31, 2011, primarily due to additional depreciation expense resulting from the purchase of $4.8 million of property and equipment during the fiscal year ended September 30, 2011.

                Acquisition costs.  Acquisition costs decreased $7.0 million to $7.0 million of income for the three months ended March 31, 2012 from $0 for the three months ending March 31, 2011, as a result of the reversal of the TruckCenter.com earn out liability.  On June 1, 2011, we acquired the assets of Truckcenter.com, LLC, for approximately $16.0 million.  The acquisition price included an upfront cash payment of $9.0 million and a potential earn-out payment. Our estimate of the fair value of the earn-out as of the date of acquisition was $7.0 million out of a possible total earn out payment of $9.0 million.  Upon a review of the estimate as of March 31, 2012, we determined that the fair value of the earn-out from the TruckCenter.com acquisition is zero and have reversed the liability of $7.0 million.

                Interest expense and other expense, net.  Interest expense and other expense, net increased $0.3 million or 115.9% to $0.6 million for the three months ended March 31, 2012 from $0.3 million for the three months ended March 31, 2011, primarily due to the $40 million Jacobs Trading acquisition seller subordinated note which bears interest at 5%.

                Provision for income tax expense.  Income tax expense increased $7.4 million, or 147.2%, to $12.5 million for the three months ended March 31, 2012 from $5.1 million for the three months ended March 31, 2011, primarily due to the increase in income before provision for income taxes.

                Income from continuing operations.  Income from continuing operations increased $12.6 million or 204.7% to $18.8 million for the three months ended March 31, 2012 from $6.2 million for the three months ended March 31, 2011.

                Discontinued operations.  Losses from discontinued operations for the three months ended March 31, 2012 and 2011 were $0 million and $1.1 million, respectively, as we liquidated our UK operations as of September 30, 2011.

                Net income.  Net income increased $13.7 million, or 270.9%, to $18.8 million for the three months ended March 31, 2012 from $5.1 million for the three months ended March 31, 2011.

Six Months Ended March 31, 2012 Compared to Six Months Ended March 31, 2011

                Revenue.  Revenue increased $66.9 million, or 40.6%, to $231.8 million for the six months ended March 31, 2012 from $164.9 million for the six months ended March 31, 2011. This was primarily due to (1) a 77.7% increase, or $54.5 million, in our U.S. commercial business as a result of the acquisitions of Jacobs Trading on October 1, 2011 and TruckCenter.com on June 1, 2011, as well as several new programs for large retailers and manufacturers; and (2) a 17.4% increase, or $9.0 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock.  The amount of gross merchandise volume increased $138.9 million, or 53.7%, to $397.6 million for the six months ended March 31, 2012 from $258.7 million for the six months ended March 31, 2011, primarily due to (1) the growth in our U.S. commercial and the DoD businesses discussed above; and (2) a 30.4% increase, or $14.4 million, in our state and local government (GovDeals) business.

                Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $29.1 million, or 42.1%, to $98.3 million for the six months ended March 31, 2012 from $69.2 million for the six months ended March 31, 2011.  As a percentage of revenue, cost of goods sold (excluding amortization) increased to 42.4% from 42.0%.  These increases are primarily due to the growth of our commercial business as discussed above and the Jacobs Trading acquisition that utilizes the purchase model.

                Profit-sharing distributions.  Profit-sharing distributions increased $1.7 million, or 7.5%, to $23.9 million for the six months ended March 31, 2012 from $22.2 million for the six months ended March 31, 2011, primarily due to the growth in our scrap business.  As a percentage of revenue, profit-sharing distributions decreased to 10.3% from 13.5%.

                Technology and operations expenses.  Technology and operations expenses increased $5.5 million, or 21.1%, to $31.6 million for the six months ended March 31, 2012 from $26.1 million for the six months ended March 31, 2011, primarily due to (1) expenses of $0.8 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects; and (2) expenses of $4.7 million from the acquisitions of Jacobs Trading and TruckCenter.com.  As a percentage of revenue, technology and operations expenses decreased to 13.6% from 15.8%, primarily due to the increase in revenue, while leveraging our fixed costs, such as distribution centers.

                Sales and marketing expenses.  Sales and marketing expenses increased $1.7 million, or 14.8%, to $13.4 million for the six months ended March 31, 2012 from $11.7 million for the six months ended March 31, 2011, primarily due to (1) expenses of $0.5 million in staff wages, including stock based compensation; and (2) expenses of $1.0 million for the acquisitions of Jacobs Trading and TruckCenter.com. As a percentage of revenue, sales and marketing expenses decreased to 5.8% from 7.1%, primarily due to the increase in revenue, while leveraging our fixed costs, such as marketing staff.

                General and administrative expenses.  General and administrative expenses increased $2.9 million, or 22.6%, to $16.0 million for the six months ended March 31, 2012 from $13.1 million for the six months ended March 31, 2011, primarily due to (1) expenses of $1.2 million in staff wages, including stock based compensation; and (2) expenses of $1.5 million for the acquisitions of Jacobs Trading and TruckCenter.com. As a percentage of revenue, general and administrative expenses decreased to 6.9% from 7.9%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

                Amortization of contract intangibles.  Amortization of contract intangibles increased $3.6 million, or 892.4% to $4.0 million for the six months ended March 31, 2012 from $0.4 million for the six months ended March 31, 2011, as a result of our acquisition of Jacobs Trading on October 1, 2011.  The contract intangible asset created in conjunction with the acquisition was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

                Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.8 million, or 35.2%, to $3.0 million for the six months ended March 31, 2012 from $2.2 million for the six months ended March 31, 2011, primarily due to additional depreciation expense resulting from the purchase of $4.8 million of property and equipment during the fiscal year ended September 30, 2011.

                Acquisition costs.  Acquisition costs decreased $11.4 million to $6.7 million of income for the six months ended March 31, 2012 from $4.7 million of expense for the six months ending March 31, 2011, primarily due to (1) the reversal of the TruckCenter.com earn out liability. On June 1, 2011, we acquired the assets of Truckcenter.com, LLC, for approximately $16.0 million.  The acquisition price included an upfront cash payment of $9.0 million and a potential earn-out payment. Our estimate of the fair value of the earn-out as of the date of acquisition was $7.0 million out of a possible total earn out payment of $9.0 million.  Upon a review of the estimate as of March 31, 2012, we determined that the fair value of the earn-out from the TruckCenter.com acquisition was zero and have reversed the liability of $7.0 million; and (2) in December, 2010, we recorded $4.7 million of additional liability for the Network International acquisition earn out.  On June 15, 2010, we acquired the stock of Network International, Inc. for approximately $10.3 million.  The acquisition price included an upfront cash payment of $7.5 million and an earn-out payment.  Our estimate of the fair value of the earn-out at the time of the acquisition was $2.8 million out of a possible total earn out payment of $7.5 million.  Upon review of the estimate as of December 31, 2010, we determined that the operating results of Network International were exceeding original estimates significantly, and estimated that the full $7.5 million earn out payment would be likely based on the last six months of operating history and estimates for the next 12 months. Therefore, we recorded an additional liability of $4.7 million as of December 31, 2010.

                Interest expense and other expense, net.  Interest expense and other expense, net increased $0.6 million or 116.0% to $1.1 million for the six months ended March 31, 2012 from $0.5 million for the six months ended March 31, 2011, primarily due to the $40 million Jacobs Trading acquisition seller subordinated note which bears interest at 5%.

                Provision for income tax expense.  Income tax expense increased $12.7 million, or 196.7%, to $19.1 million for the six months ended March 31, 2012 from $6.4 million for the six months ended March 31, 2011, primarily due to the increase in income before provision for income taxes.

                Income from continuing operations.  Income from continuing operations increased $19.6 million or 235.8% to $27.9 million for the six months ended March 31, 2012 from $8.3 million for the six months ended March 31, 2011.

                Discontinued operations.  Losses from discontinued operations for the six months ended March 31, 2012 and 2011 were $0 million and $1.9 million, respectively, as we liquidated our UK operations as of September 30, 2011.

                Net income.  Net income increased $21.5 million, or 332.9%, to $27.9 million for the six months ended March 31, 2012 from $6.4 million for the six months ended March 31, 2011.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2012, we had approximately $104.8 million in cash and cash equivalents and $70.5 million available under our $75.0 million senior credit facility, due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, our Board of Directors approved the repurchase of up to an additional $10.0 million in shares under the share repurchase program.  Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the three months ended December 31, 2011, no shares were purchased under the program, and the prior shares repurchased were retired. During the three months ended March 31, 2012, no shares were purchased under the program. As of March 31, 2012, approximately $18,114,000 may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2012 Compared to Six Months Ended March31, 2011

                Net cash provided by operating activities from continuing operations was $38.6 million for the six months ended March 31, 2012 and $16.8 million for the six months ended March 31, 2011. For the six months ended March 31, 2012, net cash provided by operating activities from continuing operations primarily consisted of net income of $27.9 million, depreciation and amortization expense of $7.1 million, stock compensation expense of $5.1 million and a net decrease in accounts receivable, inventory and prepaid assets of $10.1 million, offset in part by a net decrease in accounts payable, accrued expenses and other liabilities of $2.1 million and provisions for inventory allowance, doubtful accounts and incremental tax from exercise of common stock options of $9.5 million, net. For the six months ended March 31, 2011, net cash provided by operating activities from continuing operations primarily consisted of net income of $8.3 million, depreciation and amortization expense of $2.6 million, stock compensation expense of $4.5 million and a net increase in accounts payable, accrued expenses and other liabilities of $7.2 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $4.4 million and provisions for inventory allowance, doubtful accounts and incremental tax from exercise of common stock options of $1.4 million, net.

                Net cash used in investing activities was $82.1 million for the six months ended March 31, 2012 and net cash provided by investing activities was $17.7 million for the six months ended March 31, 2011. Net cash used in investing activities for the six months ended March 31, 2012 consisted primarily of $80.0 million for the acquisition of Jacobs Trading and capital expenditures of $2.1 million for purchases of equipment and leasehold improvements.  Net cash provided by investing activities for the six months ended March 31, 2011 consisted primarily of net sales of short-term investments of $20.7 million offset in part by purchases of equipment and leasehold improvements of $3.0 million.

                Net cash provided by financing activities was $19.3 million for the six months ended March 31, 2012 and $5.5 million for the six months ended March 31, 2011. Net cash provided by financing activities for the six months ended March 31, 2012 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $19.3 million. Net cash provided by financing activities for the six months ended March 31, 2011 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $9.0 million, offset in part by $3.5 million for stock repurchases.

                Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $5.0 million to $6.0 million in the fiscal year ending September 30, 2012. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2012 were $2.1 million. As of March 31, 2012, we had no outstanding commitments for capital expenditures.

                Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2014. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of March 31, 2012, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $70.5 million due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2012, we were in full compliance with the terms and conditions of our credit agreement.

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

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFS, which amended FASB ASC Topic 820, Fair Value Measurement.  The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  These amendments are not expected to have a significant impact on companies applying GAAP.  This provision is effective for interim and annual periods beginning after December 15, 2011; therefore, we adopted the amendment January 1, 2012.  Adoption of the disclosure requirements did not have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of September 30, 2011 and we had $40.0 million of fixed 5% unsecured subordinated debt as of March 31, 2012, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2012.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer