Form 10-Q
period 2012-06-30
LIQUIDITY SERVICES INC
filed 2012-08-03
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 1, 2012 was 30,997,488.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,	September 30,
	2012	2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,625	$128,984
Accounts receivable, net of allowance for doubtful accounts of $810 and $514 at June 30, 2012 and September 30, 2011, respectively	12,090	6,049
Inventory	26,415	15,065
Prepaid and deferred taxes	15,336	16,073
Prepaid expenses and other current assets	5,613	4,805
Current assets of discontinued operations	44	277
Total current assets	144,123	171,253
Property and equipment, net	7,166	7,042
Intangible assets, net	31,751	2,993
Goodwill	150,766	40,549
Other assets	5,754	5,970
Total assets	$339,560	$227,807
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,540	$8,590
Accrued expenses and other current liabilities	29,722	23,411
Profit-sharing distributions payable	2,938	7,267
Current portion of acquisition earn out payables	8,269	5,410
Customer payables	12,561	12,728
Current portion of note payable	9,500	—
Current liabilities of discontinued operations	266	2,160
Total current liabilities	68,796	59,566
Acquisition earn out payables	—	4,741
Note payable, net of current portion	32,000	—
Deferred taxes and other long-term liabilities	2,215	2,087
Total liabilities	103,011	66,394
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,461,715 shares issued and 30,956,648 shares outstanding at June 30, 2012; 31,192,608 shares issued and 29,030,552 shares outstanding at September 30, 2011	31	29
Additional paid-in capital	165,405	124,886
Treasury stock, at cost	(29,999)	(21,884)
Accumulated other comprehensive income	31	52
Retained earnings	101,081	58,330
Total stockholders’ equity	236,549	161,413
Total liabilities and stockholders’ equity	$339,560	$227,807

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011

Revenue	$105,601	$75,163	$313,405	$226,770
Fee revenue	15,672	8,147	39,624	21,403
Total revenue from continuing operations	121,273	83,310	353,029	248,173

Costs and expenses from continuing operations:
Cost of goods sold (excluding amortization)	49,187	31,767	147,497	100,955
Profit-sharing distributions	10,245	12,324	34,117	34,529
Technology and operations	15,943	12,867	47,528	38,939
Sales and marketing	7,364	5,571	20,809	17,286
General and administrative	8,639	6,579	24,672	19,658
Amortization of contract intangibles	2,020	203	6,059	610
Depreciation and amortization	1,477	1,300	4,508	3,540
Acquisition costs, net	1,109	246	(5,562)	4,941

Total costs and expenses	95,984	70,857	279,628	220,458

Income from continuing operations	25,289	12,453	73,401	27,715
Interest expense and other expense, net	(517)	(274)	(1,625)	(787)

Income before provision for income taxes from continuing operations	24,772	12,179	71,776	26,928
Provision for income taxes	(9,909)	(5,616)	(29,025)	(12,059)
Income from continuing operations	14,863	6,563	42,751	14,869
Loss from discontinued operations, net of tax	—	(7,620)	—	(9,483)
Net income (loss)	$14,863	$(1,057)	$42,751	$5,386

Basic earnings (loss) per common share:
From continuing operations	$0.48	$0.23	$1.39	$0.54
From discontinued operations	—	(0.27)	—	(0.34)
Basic earnings (loss) per common share	$0.48	$(0.04)	$1.39	$0.20

Diluted earnings (loss) per common share:
From continuing operations	$0.45	$0.22	$1.30	$0.52
From discontinued operations	—	(0.26)	—	(0.33)
Diluted earnings (loss) per common share	$0.45	$(0.04)	$1.30	$0.19

Basic weighted average shares outstanding	31,140,261	27,928,750	30,791,297	27,478,342
Diluted weighted average shares outstanding	33,183,165	29,440,811	32,781,370	28,600,098

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

						Accumulated
					Additional	Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at September 30, 2011	(2,162,056)	$(21,884)	31,192,608	$29	$124,886	$52	$58,330	$161,413
Common stock repurchased	(505,067)	(29,999)	—		—	—	—	(29,999)
Common stock retired	2,162,056	21,884	(2,162,056)	—	(21,884)	—	—	—
Exercise of common stock options and restricted stock	—	—	1,530,992	1	14,021	—	—	14,022
Stock consideration paid for acquisition	—	—	900,171	1	24,538	—	—	24,539
Compensation expense and incremental tax benefit from common stock options and restricted stock	—	—	—	—	23,844	—	—	23,844
Comprehensive income:
Net income	—	—	—	—	—	—	42,751	42,751
Foreign currency translation and other	—	—	—	—	—	(21)	—	(21)
Balance at June 30, 2012	(505,067)	$(29,999)	31,461,715	$31	$165,405	$31	$101,081	$236,549

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended June 30,
	2012	2011
Operating activities
Net income	$42,751	$5,386
Less: Discontinued operations, net of tax	—	(9,483)
Income from continuing operations	42,751	14,869
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	10,567	4,150
Stock compensation expense	8,655	6,749
Provision for inventory allowance	(776)	51
Provision (benefit) for doubtful accounts	(217)	130
Incremental tax benefit from exercise of common stock options	(15,188)	(2,449)
Changes in operating assets and liabilities:
Accounts receivable	(1,114)	(4,003)
Inventory	(4,515)	1,301
Prepaid expenses and other assets	13,400	7,220
Accounts payable	(6,239)	288
Accrued expenses and other	6,764	(5,003)
Profit-sharing distributions payable	(4,329)	(238)
Customer payables	(167)	3,553
Acquisition earn out payables	(10,068)	2,195
Other liabilities	128	21
Net cash provided by operating activities from continuing operations	39,652	28,834
Net cash used in operating activities from discontinued operations	(381)	(334)
Net cash provided by operating activities	39,271	28,500
Investing activities
Purchases of short-term investments	—	(8,830)
Proceeds from the sale of short-term investments	—	31,420
Cash paid for acquisitions and increase in goodwill and intangibles	(80,063)	(9,030)
Purchases of property and equipment	(2,828)	(4,399)
Net cash (used in) provided by investing activities	(82,891)	9,161
Financing activities
Repurchases of common stock	(29,999)	(3,541)
Proceeds from exercise of common stock options (net of tax)	14,022	13,051
Incremental tax benefit from exercise of common stock options	15,188	2,449
Net cash (used in) provided by financing activities	(789)	11,959
Effect of exchange rate differences on cash and cash equivalents	(21)	514

Net (decrease) increase in cash and cash equivalents	(44,430)	50,134
Cash and cash equivalents at beginning of period	129,089	43,378
Less: Cash and cash equivalents of discontinued operations at end of period	34	511
Cash and cash equivalents at end of period	$84,625	$93,001
Supplemental disclosure of cash flow information
Cash paid for income taxes	$11,761	$6,233
Cash paid for interest	52	47
Note payable issued in connection with acquisition	40,000	—
Contingent purchase price accrued	1,196	4,695

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.             Organization

Liquidity Services, Inc. and subsidiaries (LSI or the Company) operates leading auction marketplaces for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. LSI has one reportable segment consisting of operating auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2012 or any future period.  Certain prior period amounts have been reclassified to conform to the current period presentation.   Revenue includes revenue earned under the profit-sharing model and the purchase model.  Fee revenue is revenue earned under the consignment model and is presented separately as it accounts for more than 10% of total revenue for certain periods presented. The incremental tax benefit of common stock options is presented separately in the operating section of the statement of cash flows.

As of September 30, 2011, the Company had ceased its operations in the United Kingdom and had substantially liquidated that business (Liquidity Services, Ltd.).  The results of the former UK operations are presented as discontinued operations for all periods presented. See Note 5.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Comprehensive Income

Comprehensive income includes net income adjusted for foreign currency translation and unrealized gains and losses on available-for-sale securities, and is reflected as a separate component of stockholders’ equity. For the three and nine months ended June 30, 2012 and 2011 comprehensive income was approximately $14,860,000 and $42,730,000 and $2,016,000 and $9,198,000, respectively.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,462,236 unvested restricted shares outstanding at June 30, 2012, which were issued at prices ranging from $7.48 to $52.55, of which 1,026,971 and 927,589, and 690,327 and 637,979 shares have been included in the calculation of diluted income per share for the three and nine months ended June 30, 2012 and 2011, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)        for the three months ended June 30, 2012, 0 options;

(b)        for the nine months ended June 30, 2012, 0 options;

(c)        for the three months ended June 30, 2011, 11,500 options; and

(d)        for the nine months ended June 30, 2011, 11,500 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	31,140,261	27,928,750	30,791,297	27,478,342
Treasury stock effect of options and restricted stock	2,042,904	1,512,061	1,990,073	1,121,756

Diluted weighted average common shares outstanding	33,183,165	29,440,811	32,781,370	28,600,098

Income from continuing operations	$14,863	$6,563	$42,751	$14,869
Loss from discontinued operations	—	(7,620)	—	(9,483)
Net income	$14,863	$(1,057)	$42,751	$5,386
Basic income (loss) per common share:
From continuing operations	$0.48	$0.23	$1.39	$0.54
From discontinued operations	—	(0.27)	—	(0.34)
Basic income per common share	$0.48	$(0.04)	$1.39	$0.20

Diluted income (loss) per common share:
From continuing operations	$0.45	$0.22	$1.30	$0.52
From discontinued operations	—	(0.26)	—	(0.33)
Diluted income per common share	$0.45	$(0.04)	$1.30	$0.19

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectations. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

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

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expires in August 2013 with two one year renewal options.  Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the 12 months ended June 30, 2012, of approximately $1,651,000, in the quarter ended June 30, 2012. The performance incentive is recorded in Profit-sharing distributions in the Consolidated Statements of Operations.  For the three and nine months ended June 30, 2012 and 2011 profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $10,245,000 and $34,117,000; and $12,324,000 and $34,529,000, respectively, including accrued amounts, as of June 30, 2012 and 2011, of $2,938,000 and $5,126,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through June 30, 2012.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.             Acquisitions

Jacobs Trading Acquisition

On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC. The acquisition price includes an upfront cash payment of $80.0 million, a seller subordinated 5% unsecured note of $40.0 million, the issuance of 900,171 shares of restricted stock (valued at $24.5 million by applying a 15% discount to the Company’s closing share price on September 30, 2011) and an earn-out payment. The stock consideration contains a restriction that it is not freely tradable for six months following the acquisition date and the Company used the put option analysis method to fair value the stock. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company’s estimate of the fair value of the earn-out as of June 30, 2012 was $8.3 million out of a possible total earn out payment of $30.0 million. During the three and nine months ended June 30, 2012, the Company incurred and expensed zero and $0.3 million, respectively, of acquisition costs. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods. Jacobs conducts its sales on a purchase model basis using its marketplace, an extensive global buyer base and product domain expertise.

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

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, all of which is expected to be tax deductable as a result of the asset purchase structure of the transaction.  The amount of revenue related to the acquired business included in the consolidated statement of operations since the date of acquisition is $71.6 million.  For the three and nine months ended June 30, 2011, the pro forma revenue and EBITDA for the Company inclusive of Jacobs Trading was $102.2 million and $304.3 million; and $18.0 million and $45.1 million, respectively.

TruckCenter.com

On June 1, 2011, the Company acquired the assets of Truckcenter.com, LLC, (TC) for approximately $15,989,000. The acquisition price included an upfront cash payment of $9,000,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by TC during the trailing 12 months ending August 31, 2012, and the revenue earned by TC during each of the two 12 month periods after the closing date of the acquisition through May 31, 2013. The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $6,989,000 out of a possible total earn out payment of $9,000,000.  Based upon revised projections, the Company determined that the fair value of the earn-out as of March 31, 2012 was zero and reversed the liability of $6,989,000 with a corresponding reduction(credit) in the Acquisition Costs line in the Consolidated Statement of Operations for the three months ended March 31, 2012 and the nine months ended June 30, 2012.  The Company continues to believe that the estimated fair value of the earn-out is zero as of June 30, 2012.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.             Summary of Discontinued Operations

At September 30, 2011, the Company’s UK subsidiary, Liquidity Services Ltd, (LSL) had ceased its operations and had substantially liquidated its assets and liabilities. Through the acquisition of Geneva Industries (Geneva) in 2008, Liquidity Services Limited conducted sales of surplus assets and retail merchandise. Following the acquisition of Geneva, the economic downturn, and a low buyer adoption rate of online inventory sourcing created ongoing losses that were not sustainable.

The components of discontinued operations for the three and nine months ended June 30, 2012 and 2011 are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)

Revenue	$—	$2,748	$—	$8,499
Expenses	—	10,556	—	18,328
Depreciation and amortization	—	91	—	392
Interest income	—	(279)	—	(738)
Loss from discontinued operations	$—	$(7,620)	$—	$(9,483)

6.             Goodwill

The goodwill of acquired companies is primarily related to expected sales growth from future product offerings and customers. The following summarizes our goodwill activity for the periods indicated:

Goodwill
Balance at September 30, 2010	$39,831
New acquisitions	14,167
Impairment losses (1)	(13,449)
Balance at September 30, 2011	40,549
New acquisitions	110,226
Other adjustments	(9)
Balance at June 30, 2012	$150,766

(1)   Goodwill impairment charge related to discontinued UK Operations.

Accumulated impairment losses as of the beginning and end of the period were $13.4 million.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.             Intangible Assets

Intangible assets at June 30, 2012 and September 30, 2011 consisted of the following:

	June 30, 2012				September 30, 2011
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	5 - 7	$38,994	$(11,075)	$27,919	$5,694	$(5,016)	$678
Brand and technology	3 - 5	1,448	(707)	741	1,447	(490)	957
Covenants not to compete	3 - 5	4,400	(1,550)	2,850	2,500	(1,336)	1,164
Patent and trademarks	3 - 10	367	(125)	241	289	(95)	194
Total intangible assets, net				$31,751			$2,993

Future expected amortization of intangible assets at June 30, 2012 was as follows:

Years ending September 30,	(in thousands)
2012 (remaining three months)	$2,187
2013	8,226
2014	8,055
2015	8,050
2016 and after	5,233
Total	$31,751

8.             Debt

Senior Credit Facility

On April 30, 2010, the Company entered into a three year term senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.493% at June 30, 2012) due monthly. On March 13, 2012, the Company amended this credit facility extending the term to May 31, 2014 and increasing the borrowing capacity up to $75.0 million.  As of September 30, 2011 and June 30, 2012, the Company had no outstanding borrowings under the Agreement.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of EBITDA and a minimum debt coverage ratio. As of June 30, 2012, the Company was in compliance with these covenants.

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

10.          Stockholders’ Equity

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, the Company’s Board of Directors approved the repurchase of up to an additional $10.0 million in shares, and on May 17, 2012, an additional $30.0 million in shares were approved to be repurchased by the Company’s Board of Directors under the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the three months ended December 31, 2011, no shares were purchased under the program, and the prior shares repurchased were retired. During the three months ended March 31, 2012, no shares were purchased under the program. During the three months ended June 30, 2012, 505,067 shares were purchased under the program for approximately $30,000,000.  As of June 30, 2012, approximately $18,114,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, 5,000,000 shares of common stock were initially reserved for issuance. In February 2009, at the Company’s annual meeting of stockholders, the stockholders approved an increase of 5,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2011, the Company granted options to purchase 321,072 shares to employees and directors with exercise prices between $14.30 and $17.02, and options to purchase 73,591 shares were forfeited. During fiscal year 2011, the Company granted 736,340 restricted shares to employees and directors at prices ranging from $12.88 to $25.52, and 150,112 restricted shares were forfeited. At September 30, 2011, there were 3,152,804 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the nine months ended June 30, 2012, the Company issued options to purchase 181,783 shares to employees and directors at prices ranging from $31.37 to $42.31, and options to purchase 64,196 shares were forfeited. During the nine months ended June 30, 2012, the Company issued 609,886 restricted shares to employees and directors at prices ranging from $31.37 to $52.55, and 110,904 restricted shares were forfeited. During the nine months ended June 30, 2012, the Company issued 100,000 restricted shares to a non-employee that vest based on performance conditions. At June 30, 2012, there were 2,536,235 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.          Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2011, the three months ended December 31, 2011, March 31, 2012, and June 30, 2012, is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2010	4,747,289	$11.20
Options granted	321,072	15.21
Options exercised	(2,100,223)	11.26
Options canceled	(73,591)	13.18
Options outstanding at September 30, 2011	2,894,547	11.55
Options granted	149,815	32.73
Options exercised	(352,473)	11.38
Options canceled	(5,123)	13.37
Options outstanding at December 31, 2011	2,686,766	12.75
Options granted	31,968	42.31
Options exercised	(489,943)	12.13
Options canceled	(4,399)	15.91
Options outstanding at March 31, 2012	2,224,392	13.30
Options granted	—	—
Options exercised	(357,748)	11.38
Options canceled	(54,674)	12.93
Options outstanding at June 30, 2012	1,811,970	13.69
Options exercisable at June 30, 2012	852,820	12.13

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at June 30, 2012 is approximately $67,923,000 and 6.75 and $33,300,000 and 6.12, respectively, based on a stock price of $51.18 on June 30, 2012.  Over the last three years, volatility rates have ranged from 60.35% - 71.27%, a dividend rate of 0%, risk free interest rates have ranged from 0.26% - 2.04%, and expected forfeiture rates have ranged from 15.38% - 19.63%.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.          Stockholders’ Equity (Continued)

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2011, the three months ended December 31, 2011, March 31, 2012, and June 30, 2012, is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2010	973,167	$9.73
Restricted shares granted	736,340	16.20
Restricted shares vested	(265,313)	9.77
Restricted shares canceled	(150,112)	12.06
Unvested restricted shares at September 30, 2011	1,294,082	13.13
Restricted shares granted	539,705	31.84
Restricted shares vested	(285,755)	11.76
Restricted shares canceled	(50,436)	11.34
Unvested restricted shares at December 31, 2011	1,497,596	20.18
Restricted shares granted	19,524	37.30
Restricted shares vested	(22,298)	14.17
Restricted shares canceled	(20,930)	19.23
Unvested restricted shares at March 31, 2012	1,473,892	20.52
Restricted shares granted	50,657	52.55
Restricted shares vested	(22,775)	14.59
Restricted shares canceled	(39,538)	17.94
Unvested restricted shares at June 30, 2012	1,462,236	21.80

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at June 30, 2012 is approximately $74,837,000 and 8.52, respectively, based on a stock price of $51.18 on June 30, 2012.

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

As of June 30, 2012 and September 30, 2011, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of September 30, 2011, the Company’s $10,151,000 liability was for the earn-outs related to the Network International acquisition ($3,162,000) and the TruckCenter.com acquisition ($6,989,000).  As of June 30, 2012 the $8,269,000 liability for the earn-out related to the Jacobs Trading acquisition.  These earn-outs are the only liabilities measured at fair value on a recurring basis and are classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2011 and the nine months ended June 30, 2012 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2010	$2,805
Acquisition contingent consideration	11,684
Purchases and issuances	—
Settlements	(4,338)
Unrealized (gains)/losses, net	—
Balance at September 30, 2011	10,151
Acquisition contingent consideration	8,269
Purchases and issuances	—
Settlements	(3,162)
Unrealized (gains)/losses, net	(6,989)
Balance at June 30, 2012	$8,269

When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management’s projection of EBITDA for the acquired businesses and applying a discount to the expected earn out payments to estimate fair value. Discount rates range from 2.0% to 9.7% and are based on the Company’s cost of borrowing.  Given the short-term nature of the earn-out periods, changes in the discount rate are not expected to have a material impact on the fair value of these liabilities.  Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material.  Changes in fair value of the Company’s Level 3 liabilities are recorded in Acquisition Costs in the consolidated statements of Operations.  There were $6,989,000 in unrealized gains included in earnings related to financial liabilities still held as of June 30, 2012.

The Company’s financial assets not measured at fair value are cash and cash equivalents and the note payable that was issued as partial consideration for our Jacobs Trading acquisition.  With respect to cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), we believe the carrying value approximates fair value due to the short term maturity of these instruments.  With respect to the note payable, we believe that the carrying value approximates fair value as the contractual interest rate approximates the current market rate.  If such rate were to materially differ, we would calculate the fair value of the note payable by discounting the contractual cash flows at the then current market rate. This fair value measurement is Level 3 as we use significant unobservable inputs and management judgment due to the absence of quoted market rates.

12.          Subsequent Event

In July 2012, the Company completed its purchase of GoIndustry, for 73 pence per share ($11.4 million) and assumed indebtedness ($19.6 million), or total consideration of approximately $31.0 million. GoIndustry is a global provider of surplus asset management, auction and valuation services operating in over 25 countries in North America, Europe and Asia.  The acquisition expands the Company’s client roster with leading global manufacturers across the aerospace, consumer packaged goods, electronics, pharmaceutical, technology and transportation industry verticals.  The Company has not prepared the preliminary purchase price allocation or pro-forma results as it is waiting for the interim financial information of GoIndustry.

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

Overview

About us.  We operate leading auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our online marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the last 12 months, the number of registered buyers grew from approximately 1,567,000 to approximately 1,764,000, or 12.6%.

Recent initiatives.  We completed the GoIndustry acquisition in early July and have commenced the integration of this business. GoIndustry’s client base which includes over 50 leading Fortune 1000 global manufacturers across multiple industries, including aerospace, consumer packaged goods, electronics, pharmaceutical, technology and transportation, and asset-based lenders will benefit significantly from our logistics, support and large buyer base for a range of high value capital assets such as: material handling equipment, rolling stock, heavy machinery and scrap metal.  These blue chip corporate clients are already being integrated into our commercial business demonstrating our strategic focus on further growing our capital assets vertical and penetrating many existing clients with additional services.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 16.3 % and 17.1% of our total revenue for the three and nine months ended June 30, 2012, respectively. The merchandise sold under our profit-sharing model accounted for approximately 8.8% and 9.7% of our gross merchandise volume, or GMV, for the three and nine months ended June 30, 2012, respectively.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 70.7% and 71.7% of our total revenue for the three and nine months ended June 30, 2012, respectively. The merchandise sold under our purchase model accounted for approximately 37.6% and 40.3% of our GMV for the three and nine months ended June 30, 2012.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 13.0% and 11.2% of our total revenue for the three and nine months ended June 30, 2012, respectively. The merchandise sold under our consignment model accounted for approximately 53.6% and 50.0% of our GMV for the three and nine months ended June 30, 2012, respectively.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008,  the original Contract wind down period was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the new Surplus Contract on December 18, 2008 and the DoD exercised the first of two renewal options as of August 19, 2011. The new Surplus Contract expires in February 2013, subject to the DoD’s right to extend it for one additional one-year term.  Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 28.1% and 26.9% of our total revenue for the three and nine months ended June 30, 2012, respectively. The property sold under our Surplus Contract accounted for approximately 15.3% and 15.7% of our GMV for the three and six months ended June 30, 2012, respectively.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract.  Following the DoD’s exercise of its first renewal option, effective as of September 22, 2011, the Scrap Contract’s base term expires in August 2013, subject to the DoD’s right to extend it for two additional one-year terms.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 16.3% and 17.1% of our total revenue for the three and nine months ended June 30, 2012, respectively. The property sold under our Scrap Contract accounted for approximately 8.8% and 9.7% of our GMV for the three and nine months ended June 30, 2012, respectively.

Under the new Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services’ original acquisition value.  The DoD has broad discretion to determine what property will be made available for sale to us under the new Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.

Under the Scrap Contract, we acquire scrap property at a per pound price. We refer to these disbursement payments to the DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. The DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations. We also have a small business performance incentive based on the number of scrap buyers that are small businesses that allows us to receive up to an additional 2% of the profit sharing distribution. We earned a performance incentive for the 12 months ended June 30, 2012, of approximately $1,651,000, in the quarter ended June 30, 2012. The performance incentive is recorded in Profit-sharing distributions in the Consolidated Statements of Operations.  On May 21, 2007, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing distribution for the Scrap Contract from 20% to 23% effective June 1, 2007, in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2012 totaled $225.6 million and $623.2 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and nine months ended June 30, 2012, we completed approximately 126,000 and 360,000 transactions, respectively.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2012, we had approximately 1,764,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and nine months ended June 30, 2012, approximately 537,000 and 1,540,000 total auction participants participated in auctions on our marketplaces, respectively.

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

•                                          The authoritative guidance requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

•                                          The authoritative guidance related to business combinations requires the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable and disallows the capitalization of transaction costs. Accordingly, we believe adjusting net income for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles net income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
	(in thousands) (unaudited)
Income from continuing operations	$14,863	$6,563	$42,751	$14,869
Interest expense and other expense, net	517	274	1,625	787
Provision for income taxes	9,909	5,616	29,025	12,059
Amortization of contract intangibles	2,020	203	6,059	610
Depreciation and amortization	1,477	1,300	4,508	3,540

EBITDA from continuing operations	28,786	13,956	83,968	31,865
Stock compensation expense	3,537	2,221	8,655	6,749
Acquisition costs	1,109	246	(5,562)	4,941

Adjusted EBITDA from continuing operations	$33,432	$16,423	$87,061	$43,555

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $182.5 million at June 30, 2012. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

	Three Months Ended June 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	40.6	38.1	41.8	40.7
Profit-sharing distributions	8.5	14.8	9.7	13.9
Technology and operations	13.1	15.5	13.4	15.7
Sales and marketing	6.1	6.7	5.9	7.0
General and administrative	7.1	7.9	7.0	7.9
Amortization of contract intangibles	1.7	0.2	1.7	0.2
Depreciation and amortization	1.2	1.6	1.3	1.4
Acquisition costs	0.9	0.3	(1.6)	2.0

Total costs and expenses	79.2	85.1	79.2	88.8

Income from continuing operations	20.8	14.9	20.8	11.2
Interest expense and other expense, net	(0.4)	(0.3)	(0.5)	(0.3)

Income from continuing operations before provision for income taxes	20.4	14.6	20.3	10.9
Provision for income taxes	(8.1)	(6.7)	(8.2)	(4.9)

Income from continuing operations	12.3%	7.9%	12.1%	6.0%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenue.  Revenue increased $38.0 million, or 45.6%, to $121.3 million for the three months ended June 30, 2012 from $83.3 million for the three months ended June 30, 2011. This was primarily due to (1) a 92.3% increase, or $30.7 million, in our U.S. commercial business as a result of the acquisitions of Jacobs Trading on October 1, 2011 and TruckCenter.com on June 1, 2011, as well as several new programs for large retailers and manufacturers; and (2) a 43.2% increase, or $10.3 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock, offset by a 14.8% decrease, or $3.4 million, in our scrap business, as a result of decreasing property flow from the DoD and lower commodity prices.  The amount of gross merchandise volume increased $80.3 million, or 55.2%, to $225.6 million for the three months ended June 30, 2012 from $145.3 million for the three months ended June 30, 2011, primarily due to the growth in our U.S. commercial and the DoD surplus business discussed above, including growth of $70.8 million in the commercial business GMV as a result of more clients adopting the consignment model.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $17.4 million, or 54.8%, to $49.2 million for the three months ended June 30, 2012 from $31.8 million for the three months ended June 30, 2011.  As a percentage of revenue, cost of goods sold (excluding amortization) increased to 40.6% from 38.1%.  These increases are primarily due to the growth of our commercial business discussed above, including the Jacobs acquisition which utilizes the purchase model.

Profit-sharing distributions.  Profit-sharing distributions decreased $2.1 million, or 16.9%, to $10.2 million for the three months ended June 30, 2012 from $12.3 million for the three months ended June 30, 2011.  As a percentage of revenue, profit-sharing distributions decreased to 8.5% from 14.8%.  These decreases are primarily due to a 14.8% decrease in the scrap business for the period indicated as a result of less scrap metal property flow from the DoD and lower commodity prices.

Technology and operations expenses.  Technology and operations expenses increased $3.0 million, or 23.9%, to $15.9 million for the three months ended June 30, 2012 from $12.9 million for the three months ended June 30, 2011, primarily due to (1) expenses of $2.0 million for the acquisitions of Jacobs Trading and TruckCenter.com; and (2) expenses of $1.0 million in staff wages, including stock based compensation, and consulting expenses. As a percentage of revenue, technology and operations expenses decreased to 13.1% from 15.5%, primarily due to the increase in revenue, while leveraging our fixed costs, such as distribution centers.

Sales and marketing expenses.  Sales and marketing expenses increased $1.8 million, or 32.2%, to $7.4 million for the three months ended June 30, 2012 from $5.6 million for the three months ended June 30, 2011, primarily due to (1) expenses of $1.0 million in staff wages, including stock based compensation; and (2) expenses of $0.5 million for the acquisitions of Jacobs Trading and TruckCenter.com.  As a percentage of revenue, sales and marketing expenses decreased to 6.1% from 6.7%, primarily due to the increase in revenue, while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses increased $2.0 million, or 31.3%, to $8.6 million for the three months ended June 30, 2012 from $6.6 million for the three months ended June 30, 2011, primarily due to (1) expenses of $1.1 million in staff wages, including stock based compensation; and (2) expenses of $0.6 million for the acquisitions of Jacobs Trading and TruckCenter.com. As a percentage of revenue, general and administrative expenses decreased to 7.1% from 7.9%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles increased $1.8 million, or 895.1% to $2.0 million for the three months ended June 30, 2012 from $0.2 million for the three months ended June 30, 2011, as a result of our acquisition of Jacobs Trading on October 1, 2011.  The contract intangible asset created in conjunction with the acquisition was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.2 million, or 13.6%, to $1.5 million for the three months ended June 30, 2012 from $1.3 million for the three months ended June 30, 2011, primarily due to additional depreciation expense resulting from the purchase of $2.8 million of property and equipment during the nine months ended June 20, 2012, and $4.8 million of property and equipment during the fiscal year ended September 30, 2011.

Acquisition costs and goodwill impairment.  Acquisition costs and goodwill impairment increased $0.9 million to $1.1 million of income for the three months ended June 30, 2012 from $0.2 for the three months ending June 30, 2011, as a result of the acquisition of GoIndustry in July 2012.

Interest expense and other expense, net.  Interest expense and other expense, net increased $0.2 million or 88.7% to $0.5 million for the three months ended June 30, 2012 from $0.3 million for the three months ended June 30, 2011, primarily due to the $40 million Jacobs Trading acquisition seller subordinated note which bears interest at 5%.

Provision for income tax expense.  Income tax expense increased $4.3 million, or 76.4%, to $9.9 million for the three months ended June 30, 2012 from $5.6 million for the three months ended June 30, 2011, primarily due to the increase in income before provision for income taxes.

Income from continuing operations.  Income from continuing operations increased $8.3 million or 126.5% to $14.9 million for the three months ended June 30, 2012 from $6.6 million for the three months ended June 30, 2011.

Discontinued operations.   Losses from discontinued operations for the three months ended June 30, 2012 and 2011 were $0 million and $7.6 million, respectively, as we liquidated our UK operations as of September 30, 2011.

Net income (loss).  Net income increased $16.0 million to $14.9 million for the three months ended June 30, 2012 from ($1.1) million for the three months ended June 30, 2011.

Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Revenue.  Revenue increased $104.8 million, or 42.3%, to $353.0 million for the nine months ended June 30, 2012 from $248.2 million for the nine months ended June 30, 2011. This was primarily due to (1) a 82.4% increase, or $85.2 million, in our U.S. commercial business as a result of the acquisitions of Jacobs Trading on October 1, 2011 and TruckCenter.com on June 1, 2011, as well as several new programs for large retailers and manufacturers; and (2) a 25.5% increase, or $19.3 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock.  The amount of gross merchandise volume increased $219.2 million, or 54.2%, to $623.2 million for the nine months ended June 30, 2012 from $404.0 million for the nine months ended June 30, 2011, primarily due to (1) the growth in our U.S. commercial and the DoD businesses discussed above, including growth of $181.9 million in the commercial business GMV as a result of more clients adopting the consignment model; and (2) a 21.6% increase, or $17.7 million, in our state and local government (GovDeals) business.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $46.5 million, or 46.1%, to $147.5 million for the nine months ended June 30, 2012 from $101.0 million for the nine months ended June 30, 2011.  As a percentage of revenue, cost of goods sold (excluding amortization) increased to 41.8% from 40.7%.  These increases are primarily due to the growth of our commercial business as discussed above and the Jacobs Trading acquisition that utilizes the purchase model.

Profit-sharing distributions.  Profit-sharing distributions decreased $0.4 million, or 1.2%, to $34.1 million for the nine months ended June 30, 2012 from $34.5 million for the nine months ended June 30, 2011, primarily due to the slight decline in our scrap business.  As a percentage of revenue, profit-sharing distributions decreased to 9.7% from 13.9%.

Technology and operations expenses.  Technology and operations expenses increased $8.6 million, or 22.1%, to $47.5 million for the nine months ended June 30, 2012 from $38.9 million for the nine months ended June 30, 2011, primarily due to (1) expenses of $2.4 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects; and (2) expenses of $6.8 million from the acquisitions of Jacobs Trading and TruckCenter.com, offset in part by a $0.6 million decrease in technology and operations expense due to warehouse consolidation.  As a percentage of revenue, technology and operations expenses decreased to 13.4% from 15.7%, primarily due to the increase in revenue, while leveraging our fixed costs, such as distribution centers.

Sales and marketing expenses.  Sales and marketing expenses increased $3.5 million, or 20.4%, to $20.8 million for the nine months ended June 30, 2012 from $17.3 million for the nine months ended June 30, 2011, primarily due to (1) expenses of $1.6 million in staff wages, including stock based compensation; and (2) expenses of $1.5 million for the acquisitions of Jacobs Trading and TruckCenter.com.  As a percentage of revenue, sales and marketing expenses decreased to 5.9% from 7.0%, primarily due to the increase in revenue, while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.  General and administrative expenses increased $5.0 million, or 25.5%, to $24.7 million for the nine months ended June 30, 2012 from $19.7 million for the nine months ended June 30, 2011, primarily due to (1) expenses of $2.2 million in staff wages, including stock based compensation; and (2) expenses of $2.1 million for the acquisitions of Jacobs Trading and TruckCenter.com.  As a percentage of revenue, general and administrative expenses decreased to 7.0% from 7.9%, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.  Amortization of contract intangibles increased $5.5 million, or 893.3% to $6.1 million for the nine months ended June 30, 2012 from $0.6 million for the nine months ended June 30, 2011, as a result of our acquisition of Jacobs Trading on October 1, 2011.  The contract intangible asset created in conjunction with the acquisition was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $1.0 million, or 27.3%, to $4.5 million for the nine months ended June 30, 2012 from $3.5 million for the nine months ended June 30, 2011, primarily due to additional depreciation expense resulting from the purchase of $4.8 million of property and equipment during the fiscal year ended September 30, 2011.

Acquisition costs.  Acquisition costs decreased $10.5 million to $5.6 million of income for the nine months ended June 30, 2012 from $4.9 million of expense for the nine months ending June 30, 2011, primarily due to the reversal of the TruckCenter.com earn out liability. On June 1, 2011, we acquired the assets of Truckcenter.com, LLC, for approximately $16.0 million.  The acquisition price included an upfront cash payment of $9.0 million and a potential earn-out payment. Our estimate of the fair value of the earn-out as of the date of acquisition was $7.0 million out of a possible total earn out payment of $9.0 million.  Upon a review of the estimate as of March 31, 2012, we determined that the fair value of the earn-out from the TruckCenter.com acquisition was zero and have reversed the liability of $7.0 million.  In addition, in December, 2010, we recorded $4.7 million of additional liability for the Network International acquisition earn out.  On June 15, 2010, we acquired the stock of Network International, Inc. for approximately $10.3 million.  The acquisition price included an upfront cash payment of $7.5 million and an earn-out payment.  Our estimate of the fair value of the earn-out at the time of the acquisition was $2.8 million out of a possible total earn out payment of $7.5 million.  Upon review of the estimate as of December 31, 2010, we determined that the operating results of Network International were exceeding original estimates significantly, and estimated that the full $7.5 million earn out payment would be likely based on the last six months of operating history and estimates for the next 12 months. Therefore, we recorded an additional liability of $4.7 million as of December 31, 2010. Lastly, we recorded expenses of $1.1 related to the acquisition of GoIndustry in July 2012.

Interest expense and other expense, net.  Interest expense and other expense, net increased $0.8 million or 106.5% to $1.6 million for the nine months ended June 30, 2012 from $0.8 million for the nine months ended June 30, 2011, primarily due to the $40 million Jacobs Trading acquisition seller subordinated note which bears interest at 5%.

Provision for income tax expense.  Income tax expense increased $16.9 million, or 140.7%, to $29.0 million for the nine months ended June 30, 2012 from $12.1 million for the nine months ended June 30, 2011, primarily due to the increase in income before provision for income taxes.

Income from continuing operations.  Income from continuing operations increased $27.9 million or 187.5% to $42.8 million for the nine months ended June 30, 2012 from $14.9 million for the nine months ended June 30, 2011.

Discontinued operations.  Losses from discontinued operations for the nine months ended June 30, 2012 and 2011 were $0 million and $9.5 million, respectively, as we liquidated our UK operations as of September 30, 2011.

Net income.  Net income increased $37.4 million, or 693.7%, to $42.8 million for the nine months ended June 30, 2012 from $5.4 million for the nine months ended June 30, 2011.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2012, we had approximately $84.6 million in cash and cash equivalents and $70.5 million available under our $75.0 million senior credit facility, due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, our Board of Directors approved the repurchase of up to an additional $10.0 million in shares, and on May 17, 2012, an additional $30.0 million in shares were approved to be repurchased by the our Board of Directors under the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2011. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the three months ended December 31, 2011, no shares were purchased under the program, and the prior shares repurchased were retired. During the three months ended March 31, 2012, no shares were purchased under the program. During the three months ended June 30, 2012, 505,067 shares were purchased under the program for approximately $30,000,000.  As of June 30, 2012, approximately $18,114,000 may yet be expended under the program.

Changes in Cash Flows: Nine Months Ended June 30, 2012 Compared to Nine Months Ended June 30, 2011

Net cash provided by operating activities from continuing operations was $39.7 million for the nine months ended June 30, 2012 and $28.8 million for the nine months ended June 30, 2011. For the nine months ended June 30, 2012, net cash provided by operating activities from continuing operations primarily consisted of net income of $42.8 million, depreciation and amortization expense of $10.6 million, stock compensation expense of $8.6 million and a net decrease in accounts receivable, inventory and prepaid assets of $7.8 million, offset in part by a net decrease in accounts payable, accrued expenses and other liabilities of $13.9 million and provisions for inventory allowance, doubtful accounts and incremental tax from exercise of common stock options of $16.2 million, net. For the nine months ended June 30, 2011, net cash provided by operating activities from continuing operations primarily consisted of net income of $14.9 million, depreciation and amortization expense of $4.2 million, stock compensation expense of $6.7 million, a net decrease in accounts receivable, inventory and prepaid assets of $4.5 million, and a net increase in accounts payable, accrued expenses and other liabilities of $0.8 million, offset in part by provisions for inventory allowance, doubtful accounts and incremental tax from exercise of common stock options of $2.3 million, net.

Net cash used in investing activities was $82.9 million for the nine months ended June 30, 2012 and net cash provided by investing activities was $9.2 million for the nine months ended June 30, 2011. Net cash used in investing activities for the nine months ended June 30, 2012 consisted primarily of $80.1 million for the acquisition of Jacobs Trading and capital expenditures of $2.8 million for purchases of equipment and leasehold improvements.  Net cash provided by investing activities for the nine months ended June 30, 2011 consisted primarily of net sales of short-term investments of $22.6 million offset in part by cash paid for acquisitions net of cash acquired of $9.0 million and purchases of equipment and leasehold improvements of $4.4 million.

Net cash used in financing activities was $0.8 million for the nine months ended June 30, 2012 and net cash provided by financing activities was $12.0 million for the nine months ended June 30, 2011. Net cash used in financing activities for the nine months ended June 30, 2012 consisted primarily of $30.0 million for stock repurchases, offset set in part by proceeds from the exercise of common stock options including the tax benefit of $29.2 million. Net cash provided by financing activities for the nine months ended June 30, 2011 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $15.5 million, offset in part by $3.5 million for stock repurchases.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $5.0 million to $6.0 million in the fiscal year ending September 30, 2012. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2012 were $2.8 million. As of June 30, 2012, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2014. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of June 30, 2012, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $70.5 million due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2012, we were in full compliance with the terms and conditions of our credit agreement.

Subordinated note.  In conjunction with the Jacobs Trading acquisition, we issued a $40,000,000 seller subordinated 5% unsecured note.  Interest accrues and is due and payable at each principal repayment date.  Principal payments of $8.0 million, $12.0 million and $20.0 million are due on October 1, 2012, 2013, and 2014, respectively.

We believe that our existing cash and cash equivalents, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value added services and the costs to establish additional distribution centers. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for our first quarter of fiscal 2013 (quarter ending December 31, 2012) and should be applied retrospectively. We believe there will be no significant impact to the consolidated financial statements.

In May 2011, the FASB issued Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IRFS, which amended FASB ASC Topic 820, Fair Value Measurement.  The objective of this update is to create common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards (“IFRS”).  The amendments clarify existing fair value measurement and disclosure requirements and make changes to particular principles or requirements for measuring or disclosing information about fair value measurements.  These amendments are not expected to have a significant impact on companies applying GAAP.  This provision is effective for interim and annual periods beginning after December 15, 2011; therefore, we adopted the amendment January 1, 2012.  Adoption of the disclosure requirements did not have an impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We did not have any debt as of September 30, 2011 and we had $40.0 million of fixed 5% unsecured subordinated debt as of June 30, 2012, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2012	—	—	—	—
May 1 to May 31, 2012	240,651	$58.95	240,651	$33,928,000
June 1 to June 30, 2012	264,416	$59.88	264,416	$18,114,000
Total	505,067	$59.41	505,067	$18,114,000

(1)         On December 2, 2008, our Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $10.0 million of our issued and outstanding shares of common stock. On February 2, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On November 30, 2010, our Board of Directors approved an additional $10.0 million for the share repurchase program. On May 3, 2011, our Board of Directors approved an additional $10.0 million for the share repurchase program. On May 17, 2012, our Board of Directors approved an additional $30.0 million for the share repurchase program.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2012.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer