Form 10-K
period 2012-09-30
LIQUIDITY SERVICES INC
filed 2012-11-29
CIK 1235468

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2012
OR
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2012 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $1,090,686,912.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 26, 2012 was 31,453,924.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to its 2013 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

INDEX

        Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

 PART I

Item 1.    Business.

Overview

        We operate several leading online auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuing flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2012, the number of registered buyers grew from approximately 1,604,000 to approximately 2,186,000, or 36.3%. During the past three fiscal years, we have conducted over 1,498,000 online transactions generating over $1.9 billion in gross merchandise volume or GMV. We believe the continuing flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.

        In the fiscal year ended September 30, 2012, we generated GMV of $864.2 million and revenue from continuing operations of $475.3 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our GMV has grown at a compound annual growth rate of approximately 31% since fiscal year 2006. Additionally, we have been profitable and cash flow positive each year from fiscal year 2003 through fiscal year 2012. As of September 30, 2011, we ceased operations and had substantially liquidated our operations in the United Kingdom and have accounted for the operations as discontinued operations for all periods presented.

        On October 1, 2011, we completed the acquisition of the assets of Jacobs Trading, LLC (Jacobs).The acquisition price includes an upfront cash payment of $80.0 million, a seller subordinated 5% note of $40.0 million, which was paid in full as of November 2, 2012, stock consideration of $24.5 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company's estimate of the fair value of the earn-out as of September 30, 2012 is $14.5 million out of a possible total earn out payment of $30.0 million. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods. Jacobs conducts its sales on a purchase model basis using its marketplace, an extensive global buyer base and product domain expertise.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. According to the National Retail Federation, a retail industry association, the total value of merchandise returned in the United States for 2012 is estimated to be $217 billion, up approximately 14% from $190 billion in 2010. In addition, Manfredi and Associates estimates the global market for surplus capital assets to be approximately $100 billion annually.

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

  •
  Changing budgetary trends in corporate and governmental entities.  As corporate and governmental entities increasingly are being pressured to enhance efficiencies, while utilizing less resources, surplus and salvage capital assets become a source of funds once liquidated.

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

        Traditional methods of surplus and salvage asset disposition include ad-hoc, negotiated direct sales, utilization of individual brokers or sales agents and live on-site auctions. We believe these solutions are generally highly fragmented, geographically dispersed and poorly integrated with supply chain operations. The manual, negotiated and geographically dispersed nature of traditional surplus resale methods results in a lack of pricing transparency for offered goods, multiple brokers/parties ultimately involved in the final disposition and a lower number of potential buyers and bids, which we believe typically leads to lower recovery for sellers.

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

Our Solution

        Our solution is comprised of our online auction marketplaces and value-added services. Our marketplaces and services are designed to provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to several liquid marketplaces with over 2.2 million professional buyers and a suite of services and logistics capabilities to efficiently manage our clients' reverse supply chain. We seek the optimal methods to maximize our clients' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

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

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a virtual cycle for our buyers and sellers. As of September 30, 2012, we had aggregated over 2,186,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2012 we had over 2,104,000 auction participants in our online auctions from our registered buyers. During fiscal year 2012, we grew our registered buyer base by 36.3% or approximately 582,000. As buyers continue to discover and use our online marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Develop new seller relationships

        We intend to build upon our client base of the world's largest retailers and manufacturers, our expertise with the DoD and thousands of municipal clients to attract additional corporate and government sellers to our marketplaces. We believe the vast majority of corporations and government agencies still rely on inefficient, traditional, and less transparent disposition methods for their surplus assets. We believe our demonstrated performance coupled with an expanded sales initiative will allow us to attract additional corporate and government sellers. As part of our ongoing sales initiative, we plan to continue to hire additional professionals and increase our marketing and advertising to sellers in our target markets.

Innovation and technology development

        During the past year we embarked on a redesign of our technology to create more personalized and diverse user experiences and tools for our buyers and sellers. Some of these, such as our Web-site enhancements or features and multi-channel optimization have already enhanced our business. We intend to develop and introduce new tools to further automate our solution and leverage the scalability of our technology investments across all of our marketplaces. In addition to enhancing the features, experience, and service for our buyers and sellers, we seek to leverage the increasing insight we gain with each transaction to enhance the recovery value clients realize along with improving the relevancy for our buyers in the reverse supply chain.

Acquire complementary businesses

        We intend to increase our share of the supply of surplus and salvage goods sold by expanding our operations geographically and across new complementary markets. To support this growth, we intend to continue our disciplined and targeted acquisition strategy. Our approach focuses on identifying target companies that will offer us new or complementary areas of expertise, technology advancements, client bases and geographic territories, such as the GovDeals acquisition, which we completed on January 1, 2008, the Network International acquisition, which we completed on June 15, 2010, the TruckCenter.com acquisition, which we completed on June 1, 2011, the Jacobs acquisition, which we completed on October 1, 2011, the GoIndustry acquisition, which we completed in July, 2012, and the National Electronics Service Association (NESA) acquisition, which we completed on November 1,

2012. In considering each acquisition scenario, we evaluate the merits of the individual opportunity and determine whether to employ a "buy" or "build" strategy.

Our Marketplaces

        Our online auction marketplaces serve as an efficient and convenient method for the sale of surplus and salvage consumer goods and capital assets. We operate and enable several marketplaces, including the following:

  •
  Our www.liquidation.com marketplace enables corporations located in the United States to sell surplus and salvage consumer goods and capital assets. This leading business to business marketplace and our related value-added services are designed to meet the needs of clients by selling their surplus assets to domestic and international buyers.

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

  •
  Our www.networkintl.com marketplace enables corporations to sell idle, surplus, and scrap equipment in the oil and gas, petrochemical and power generation industries. This market place and our related services are designed to meet the unique needs of energy sector clients.

  •
  Our www.go-dove.com marketplace enables corporations located in the United States, Europe, and Asia to sell manufacturing surplus and salvage capital assets. This marketplace and our related services are designed to meet the specific needs of manufacturing sector clients by selling their surplus assets to domestic and international buyers.

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

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2012, we had 158 sales and 56 marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value to existing sellers. Our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

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

        We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted in a physically secure and network-secure environment at data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Houston, Texas, which is managed by CyrusOne, in Los Angeles, California, which is managed by Tierzero, in London, GBR, which is managed by COLT, and in Dallas, Texas, which is managed by Equinix, Inc. Every critical piece of our application is fully redundant, and we maintain off-site back-up systems as well as a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our online marketplaces.

        Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant efforts to protecting our systems from intrusion.

Operations

        Supporting large organizations that have a recurring need to sell surplus and salvage assets requires systematic processes to enhance the financial value and convenience received by our customers. We believe we have integrated all of the required operational processes into our solution to efficiently and to effectively support our buyers and sellers. Our operations group is comprised of three functions: (1) buyer relations, (2) shipping logistics and (3) distribution center and field service operations.

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

Distribution center and field service operations

        Our distribution center and field service operations group performs selected pre-sale and post-sale value-added services at our distribution centers and at seller locations globally. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images/video and providing additional optional value-added services such as product delabeling, data cleaning/wiping, testing, refurbishment and repackaging. Our distribution center and field service operations group personnel also arrange the outbound shipping or pick-up of purchased assets with our buyers.

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

        We have two material contracts with DoD under which we acquire, manage and sell government property. The largest contract was originally awarded in June 2001, was renewed in December 2008, and relates to usable surplus property of DoD turned in to the DLA Disposition Services and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, equipment, aircraft parts, clothing and textiles (the "Surplus Contract"). The second contract was awarded in June 2005 and relates to substantially all scrap property of DoD turned into the DLA Disposition Services, such as metals, alloys, and building materials. Property sold under the contracts is "demilitarized" prior to sale and does not include weapons or hazardous materials (the "Scrap Contract").

        The Surplus Contract accounted for 29.9%, 30.3%, and 27.2% of our revenue and 19.9%, 18.5%, and 15.5% of our gross merchandise volume for the fiscal years ended September 30, 2010, 2011 and 2012, respectively. We began operating under the Scrap Contract in August 2005, and it accounted for 25.0%, 25.5%, and 16.1% of our revenue and for 16.7%, 15.4%, and 8.9% of our gross merchandise volume for the fiscal years 2010, 2011 and 2012, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

        Under the Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services' original acquisition value. The DoD has broad discretion to determine what property will be made available for sale to us under the new Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD. The DoD has exercised both renewal options.

        Under the Scrap Contract, we acquire scrap property at a per pound price and disburse 77% of the profits to the DOD, which we refer to as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. We also have a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit sharing distribution. The Scrap Contract base term expired in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised the first and the second renewal options.

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

Our Contracts with Wal-Mart

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 1, 2011, we assumed the rights and obligations under a Master Merchandise Salvage Contract (the "Wal-Mart Agreement"). We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2012, approximately 20% of our GMV was generated from Wal-Mart under multiple contracts / programs.

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

Intellectual Property

        We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. We pursue the registration of our trademarks in the U.S. and internationally. We are pursuing patent protection. Effective patent, copyright, trademarks, trade secret and domain name protection is expensive to maintain and may require litigation to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions.

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

Employees

        As of September 30, 2012, we had 965 U.S. employees, including 147 in sales and marketing, 73 in technology, 55 in customer service, 560 in operations and 130 in finance and administration. In addition, as of that date, we had 218 international employees, including 67 in sales and marketing, 20 in technology, 85 in operations and 46 in finance and administration.

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

        We have two material contracts with the DLA Disposition Services under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired,

we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts is significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 29.9%, 30.3%, and 27.2% of our revenue and 19.9%, 18.5%, and 15.5% of our GMV for the fiscal years ended September 30, 2010, 2011 and 2012, respectively. The Scrap Contract accounted for 25.0%, 25.5%, and 16.1% of our revenue and 16.7%, 15.4%, and 8.9% of our GMV in fiscal year 2010, 2011 and 2012, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The Surplus Contract has a three-year base term that expired in February 2012, subject to the DoD's right to extend for two additional one-year terms. The DoD has exercised both extension options. The Scrap Contract has a seven-year base term that expired in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised its right to extend the performance period of the Scrap Contract to August 2014. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire.

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

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 3, 2011, we assumed ILJ Enterprises, LLC's rights and obligations under the Master Merchandise Salvage Contract (the "Wal-Mart Agreement") dated as of May 13, 2011 between ILJ Enterprises and Wal-Mart Stores, Inc. We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. While we cannot assure you what our revenue will be for any future period, we believe that the Wal-Mart Agreement will account for a significant portion of our revenue and our GMV for the 2013 fiscal year. If we breach the Wal-Mart Agreement, Wal-Mart may unilaterally terminate the agreement. If our relationship with Wal-Mart is impaired or the Wal-Mart Agreement is terminated, our revenue and income would be significantly lower than currently expected. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2012, approximately 20% of our GMV was generated from Wal-Mart under multiple contracts / programs.

Unfavorable findings resulting from a government audit or investigation could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.

        The federal government has the right to audit our performance under our government contracts. Any adverse findings from audits or reviews of our performance under our contracts could result in a significant adjustment to our previously reported operating results. For example, our DoD Scrap contract provides that we share sales profits with the government. The federal government may disagree with our calculation of the profits realized from the sales of government assets and may require us to increase profit-sharing payments to the government that have been made in the past. If this occurs, our past operating margins may be reduced. The results of an audit by the government could significantly limit the volume and type of merchandise made available to us under our contracts with the DoD, resulting in lower gross merchandise volume, revenue, and profitability for our company. If such a government audit uncovers improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions and could suffer serious harm to our reputation. Government and law enforcement agencies may also investigate our other activities under our DoD contracts and our company. If such an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. If, as the result of a government audit or investigation, or for any other reason, we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

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

If we fail to successfully integrate our acquired businesses and operations and/or fully realize the expected benefits of these acquisitions in the expected time frame, our future operating results may be materially adversely affected.

        The success of our most recent acquisitions of Go-Industry and NESA depends, in part, on our ability to successfully integrate the acquired businesses and operations with our other businesses and fully realize the anticipated benefits of the acquisitions. If we are not able to achieve these objectives in a cost-effective and timely manner, we may not fully realize the anticipated benefits of the acquisition or it may take us longer to realize the benefits of the acquisition than we expect. Our acquired operations outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

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

        A long-term global recession could reduce the demand for our services while decreasing the prices paid in our auctions and increasing our costs, which could adversely affect the results of our operations. For over four years, financial markets have been experiencing volatility and disruption. International efforts to address the current global credit and banking crisis may be unsuccessful in preventing a global recession.

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

        We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com,www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, but we are pursuing patents. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, we could face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

Our inability to use software licensed from third parties or our use of open source software under license terms that interfere with our proprietary rights could disrupt our business.

        We use software licensed from third parties, including some software, known as open source software that we use without charge. We currently use the following open source software: Linux (an operating system), MySql (database software), PERL (an interpreter), Apache (a web server), and Java and we may in the future use additional open source software. In the future, these licenses to third party software may not be available on terms that are acceptable to us, or at all. Our inability to use third-party software could result in disruptions to our business, or delays in the development of future services or enhancements of existing services, which could impair our business. In addition, the terms of certain open source software licenses may require us to provide modified versions of the open source software, which we develop, if any, or any proprietary software that incorporates all or a portion of the open source software, if any, to others on unfavorable license terms that are consistent with the open source license term. If we are required to license our proprietary software in accordance with the foregoing, our competitors and other third parties could obtain access to our intellectual property, which could harm our business.

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

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        We do not own any real property. We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C., USA	27,100	September 30, 2019
Warehouse	Cranbury, New Jersey, USA	153,800	November 30, 2015
Warehouse	Dallas, Texas, USA	128,700	May 31, 2013
Warehouse	Plainfield, Indiana, USA	187,700	April 30, 2014
Warehouse	North Las Vegas, Nevada, USA	102,400	March 31, 2016
Administrative	Scottsdale, Arizona, USA	23,536	December 31, 2016
Warehouse	Columbus, Ohio, USA	340,000	January 31, 2014
Warehouse	Oklahoma City, Oklahoma, USA	325,100	February 15, 2014
Administrative	Montgomery, Alabama, USA	10,300	September 30, 2014
Administrative	Houston, Texas, USA	12,422	March 31, 2018
Storage Lot	Fontana, California, USA	130,700	May 31, 2018
Storage Lot	Blue Mound, Texas, USA	727,500	May 31, 2018
Storage Lot	Indianapolis, Indiana, USA	697,000	May 31, 2018
Storage Lot	Atlanta, Georgia, USA	479,200	May 31, 2018
Storage Lot	Wilmington, Delaware, USA	484,000	May 31, 2018
Administrative/Warehouse	Hopkins, Minnesota, USA	275,720	April 30,2014
Warehouse	Appleton, Minnesota, USA	48,000	Month-to-Month
Warehouse	Hayward, California, USA	19,680	October 31, 2015
Warehouse	Hazelwood, Missouri, USA	21,368	November 30, 2013
Warehouse	Union New Jersey, USA	14,500	August 31, 2013
Warehouse	Hayward, California, USA	24,600	October 31, 2015
Administrative	Owings Mills, Maryland, USA	10,800	May 31, 2014
Administrative	London, UK	6,365	September 20, 2013
Administrative/Warehouse	Berlin, Germany	15,351	December 31, 2015
Administrative	Calamba City, Philippines	15,500	April 30, 2013

        In addition, we lease varies administrative space in the United States totaling 22,805 square feet, in Europe, 5,755 square feet, and in Asia, 11,540 square feet.

        Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Houston, Texas, which is managed by CyrusOne, in Los Angeles, California, which is managed by Tierzero, in London, GRB, which is managed by COLT, and in Dallas, Texas, which is managed by Equinix, Inc.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 4.    Mine Safety Disclosures—Not applicable.

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

Fiscal year ended September 30, 2011	Low	High
First Quarter	$13.61	$17.32
Second Quarter	$12.58	$17.87
Third Quarter	$17.61	$23.84
Fourth Quarter	$19.89	$36.12
Fiscal year ended September 30, 2012
First Quarter	$26.39	$39.76
Second Quarter	$31.00	$48.34
Third Quarter	$42.68	$66.57
Fourth Quarter	$37.68	$57.42

        As of November 9, 2012, there were approximately 16,250 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business. In addition, the credit agreement we entered into on April 30, 2010 contains restrictions on our ability to pay dividends.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2010, 2011 and 2012 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2008 and 2009, and the consolidated balance sheet data as of September 30, 2008, 2009 and 2010 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Certain reclassifications have been made to previously reported financial data to reflect the financial condition, results of operations and cash flows of the Company for discontinued operations. See the discussion of discontinued operations in "Note 5" in our accompanying consolidated financial statements.

	Year ended September 30,
	2008	2009	2010	2011	2012
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$231,774	$193,966	$249,337	$297,584	$415,829
Fee revenue	20,077	25,045	23,678	29,794	59,475

Total revenue	251,851	219,011	273,015	327,378	475,304
Costs and expenses:
Cost of goods sold (excluding amortization)	65,612	74,963	109,376	126,395	198,123
Profit-sharing distributions	89,358	43,722	41,310	49,318	43,242
Technology and operations	38,568	43,587	45,700	52,178	67,553
Sales and marketing	16,586	17,438	20,381	23,279	31,252
General and administrative	20,181	20,138	23,606	26,484	37,107
Amortization of contract intangibles	813	813	813	813	7,943
Depreciation and amortization	1,815	2,662	3,609	4,881	6,223
Acquisition costs	—	—	524	6,702	1,695

Total costs and expenses	232,933	203,323	245,319	290,050	393,138

Income from continuing operations	18,918	15,688	27,696	37,328	82,166
Interest income (expense) and other income (expense), net	1,445	506	(428)	(1,190)	(2,218)

Income from continuing operations before income taxes	20,363	16,194	27,268	36,138	79,948
Provision for income taxes	9,079	7,788	12,194	15,459	31,652

Income from continuing operations	11,284	8,406	15,074	20,679	48,296
Income (loss) from discontinued operations	269	(2,687)	(3,061)	(12,167)	—

Net income	$11,553	$5,719	$12,013	$8,512	$48,296

Basic earnings(loss) per common share:
From continuing operations	$0.40	$0.30	$0.55	$0.75	$1.57
From discontinued operations	0.01	(0.09)	(0.11)	(0.44)	—

Basic earnings per common share	$0.41	$0.21	$0.44	$0.31	$1.57

Diluted earnings(loss) per common share:
From continuing operations	$0.40	$0.30	$0.55	$0.71	$1.47
From discontinued operations	0.01	(0.09)	(0.11)	(0.42)	—

Diluted earnings per common share	$0.41	$0.21	$0.44	$0.29	$1.47

Basic weighted average shares outstanding	27,964,748	27,699,223	27,098,016	27,736,865	30,854,796

Diluted weighted average shares outstanding	28,151,878	27,846,693	27,406,883	29,081,933	32,783,079

Non-GAAP Financial Measures:
EBITDA from continuing operations(1)	$21,545	$19,163	$32,117	$43,022	$96,332
Adjusted EBITDA from continuing operations(1)	26,220	25,628	40,532	58,860	110,144
Supplemental Operating Data:
Gross merchandise volume from continuing operations(2)	$347,583	$338,721	$416,314	$548,552	$864,226
Completed transactions(3)	372,000	469,000	522,000	475,000	501,000
Total registered buyers(4)	999,000	1,202,000	1,403,000	1,604,000	2,186,000
Total auction participants(5)	1,751,000	2,118,000	2,247,000	1,936,000	2,105,000

	As of September 30,
	2008	2009	2010	2011	2012
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$63,198	$64,154	$75,939	$128,984	$104,782
Working capital(6)	51,044	59,795	60,064	111,687	53,194
Total assets	137,167	138,588	164,904	227,807	400,408
Total liabilities	40,797	34,606	52,530	66,394	150,405
Total stockholders' equity	96,370	103,982	112,374	161,413	250,003

(1)
EBITDA from continuing operations and adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest income (expense) and other income(expense), net; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock based compensation expense and acquisition costs such as transaction expenses and changes in earn out estimates. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

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

        We believe non-GAAP financial measures, such as EBITDA and adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:

  •
  The amortization of contract intangibles relates to the amortization of the Scrap Contract beginning in June 2005 and the Wal-Mart Contract beginning in October 2011. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

        The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2008	2009	2010	2011	2012
	(in thousands)
Income from continuing operations	$11,284	$8,406	$15,074	$20,679	$48,296
Interest (income) expense and other (income) expense, net	(1,445)	(506)	428	1,190	2,218
Provision for income taxes	9,079	7,788	12,194	15,459	31,652
Amortization of contract intangibles	813	813	813	813	7,943
Depreciation and amortization	1,815	2,662	3,609	4,881	6,223

EBITDA from continuing operations	21,546	19,163	32,118	43,022	96,332
Stock compensation expense	4,674	6,465	7,891	9,136	12,117
Acquisition costs	—	—	524	6,702	1,695

Adjusted EBITDA from continuing operations	$26,220	$25,628	$40,533	$58,860	$110,144

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

Overview

About us.    We operate several leading online auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2012, the number of registered buyers grew from approximately 1,604,000 to approximately 2,186,000, or 36.3%. During the past three fiscal years, we have conducted over 1,498,000 online transactions generating approximately $1.9 billion in gross merchandise volume or GMV. Approximately 74% of our initial listings have resulted in a completed cash sale during the past three fiscal years. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtual cycle for our buyers and sellers.

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

        We completed the GoIndustry acquisition in July2012 and have commenced the integration of this business. GoIndustry's client base, which includes over 50 leading Fortune 1000 global manufacturers across multiple industries, including aerospace, consumer packaged goods, electronics, pharmaceutical, technology and transportation, and asset-based lenders will benefit significantly from our logistics, support and large buyer base for a range of high value capital assets such as: material handling equipment, rolling stock, heavy machinery and scrap metal. These blue chip corporate clients are already being integrated into our commercial business demonstrating our strategic focus on further growing our capital assets vertical and penetrating many existing clients with additional services.

        On November 1, 2012, we acquired the assets of National Electronic Service Association (NESA) for $18.3 million in an all cash transaction. NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products. NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

Our revenue.    We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 26.0%, 25.5%, and 16.1% of our total revenue for the fiscal years ended September 30, 2010, 2011 and 2012, respectively. The merchandise sold under our profit-sharing model accounted for approximately 17.4%, 15.4%, and 8.9% of our GMV for the fiscal years ended September 30, 2010, 2011 and 2012, respectively.

  •
  Consignment model.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 8.3%, 8.8%, and 12.5% of our total revenue for the fiscal years ended September 30, 2010, 2011 and 2012, respectively, and is recorded as fee revenue in the Consolidated Statement of Operations. The merchandise sold under our consignment model accounted for approximately 39.0%, 44.7%, and 52.3% of our GMV for the fiscal years ended September 30, 2010, 2011 and 2012, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 63.9%, 65.2%, and 71.4% of our total revenue for the fiscal years ended September 30, 2010, 2011 and 2012, respectively. The merchandise sold under our purchase model accounted for approximately 42.5%, 39.6%, and 38.8% of our GMV, for the fiscal years ended September 30, 2010, 2011 and 2012, respectively.

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

Our Seller Agreements

Our DoD agreements.    We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 29.9%, 30.3%, and 27.2% of our total revenue for the fiscal years ended September 30, 2010, 2011 and 2012, respectively. The property sold under our Surplus Contract accounted for approximately 19.9%, 18.5%, and 15.5% of our GMV for the fiscal years ended September 30, 2010, 2011 and 2012, respectively. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, thus we received 39.5% of the net proceeds on property received up until December 17, 2008 through the Contract wind down period, which was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and have been awarded the contract. We executed the new Contract on December 18, 2008. The new Surplus Contract base term expired in February 2012, subject to DoD's right to extend it for two additional one-year terms. The DoD has exercised both renewal options.

  •
  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 25.0%, 25.5%, and 16.1% of our total revenue for the fiscal years ended September 30, 2010, 2011 and 2012, respectively. The property sold under our Scrap Contract accounted for approximately 16.7%, 15.4%, and 8.9% of our GMV for the fiscal years ended September 30, 2010, 2011 and 2012, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract base term expired in August 2012, subject to DoD's right to extend it for three additional one-year terms. The DoD has exercised the first two renewal options.

        Under the original Surplus Contract, as amended, we were obligated to purchase all DoD surplus property at set prices representing a percentage of the original acquisition cost, which varied depending on the type of surplus property being purchased. We were entitled to 39.5% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) under the original Surplus Contract and distributed the remaining profits to DoD. Under the Scrap Contract, we acquire scrap property at a per pound price and we are entitled to 23% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) and distribute the remaining profits to DoD. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations.

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

Our Commercial Agreements.

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 1, 2011, we assumed the rights and obligations under a Master Merchandise Salvage Contract (the "Wal-Mart Agreement"). We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2012, approximately 20% of our GMV was generated from Wal-Mart under multiple contracts / programs.

        During fiscal year 2012, we had over 600 corporate clients who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2012 totaled $864.2 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2012, we completed approximately 501,000 transactions.

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

        Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2012, we had approximately 2,186,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2012, approximately 2,105,000 total auction participants participated in auctions on our marketplaces.

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

Revenue recognition.    For transactions in our marketplaces, which generate substantially all of our revenue, we recognize revenue when all of the following criteria are met:

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

  •
  We are the primary obligor in the arrangement, and we have general inventory risk.

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

  •
  We take title to the inventory upon paying the amount set forth in the contract with the supplier. Such amount is generally a percentage of the supplier's original acquisition cost under our Surplus and certain commercial contracts, a percentage of the supplier's last retail price under certain commercial contracts and varies depending on the type of the inventory purchased or a fixed price per pound under our Scrap Contract.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $220.0 million at September 30, 2012. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Profit-sharing distributions.    Our Scrap Contract with the DoD has been structured as a profit-sharing arrangements in which we purchase and take possession of all goods we receive from the DoD at a contractual price per pound. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD's disbursement. We refer to these disbursement payments to the DoD as profit-sharing distributions.

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

Amortization of contract intangibles.    Amortization of contract intangibles expense consists of the amortization of our Scrap Contract award during June 2005 and our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011. The Scrap Contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase was being amortized over 84 months on a straight-line basis and was fully amortized as of September 30, 2012. The amortization period is correlated to the base term of the contract, exclusive of renewal periods. The intangible asset created in conjunction with the acquisition is valued at $33.3 million and is being amortized over 55 months on a straight-line basis. The amortization period is correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods.

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

Interest income (expense) and other income (expense), net.    Interest income (expense) and other income (expense), net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our notes payable and realized gains or losses on short-term investments.

Income taxes.    During fiscal years 2010, 2011 and 2012, we had an effective income tax rate for continuing operations of approximately 45%, 43% and 40%, respectively, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 40%.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue. These results of operations for the year ended September 30, 2010 have been recast so that the basis of presentation is consistent with that of the results of operations for the years ended September 30, 2012 and 2011. This recast reflects the financial condition, results of operations and cash flows of Liquidity Services, Ltd., as discontinued operations.

	Year ended September 30,
	2010	2011	2012
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	40.1	38.6	41.7
Profit-sharing distributions	15.1	15.1	9.1
Technology and operations	16.7	15.9	14.2
Sales and marketing	7.5	7.1	6.6
General and administrative	8.7	8.1	7.8
Amortization of contract intangibles	0.3	0.3	1.7
Depreciation and amortization	1.3	1.4	1.3
Acquisition costs	0.1	2.1	0.3

Total costs and expenses	89.8	88.6	82.7

Income from continuing operations	10.2	11.4	17.3
Interest and other expense, net	0.2	0.4	0.5

Income from continuing operations before provision for income taxes	10.0	11.0	16.8
Provision for income taxes	4.5	4.7	6.6

Income from continuing operations	5.5%	6.3%	10.2%

Year Ended September 30, 2012 Compared to Year Ended September 30, 2011

Revenue.    Revenue increased $147.9 million, or 45.2%, to $475.3 million for the year ended September 30, 2012 from $327.4 million for the year ended September 30, 2011. This increase was primarily due to (1) a 99.7% increase, or $128.5 million, in our commercial business as a result of the acquisitions of Jacobs Trading in October 2011 and GoIndustry in July 2012, as well as several new programs for large retailers and manufacturers; and (2) a 26.4% increase, or $27.0 million, in our DoD surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock, offset in part by an 11.1% decrease, or $9.5 million, in our DoD scrap business as a result of decreasing property flow from the DoD and lower commodity prices. The amount of GMV transacted through our marketplaces increased $315.6 million, or 57.5%, to $864.2 million for the year ended September 30, 2012 from $548.6 million for the year ended September 30, 2011, primarily due to (1) the growth in our commercial and DoD business discussed above; and (2) an 18.0% increase, or $20.0 million, in our state and local government business, which utilizes the consignment model.

Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $71.7 million, or 56.7%, to $198.1 million for the year ended September 30, 2012 from $126.4 million for the year ended September 30, 2011. As a percentage of revenue, these expenses increased to 41.7% in fiscal 2012 compared to 38.6% in fiscal 2011. These increases are primarily due to our commercial marketplaces as a result of the growth discussed above and the Jacobs acquisition, which primarily utilizes the purchase model.

Profit-sharing distributions.    Profit-sharing distributions decreased $6.1 million, or 12.3%, to $43.2 million for the year ended September 30, 2012 from $49.3 million for the year ended September 30, 2011. As a percentage of revenue, these expenses decreased to 9.1% in fiscal 2012 compared to 15.1% in fiscal 2010. These decreases were primarily due to decreasing property flow from the DoD Scrap contract and lower commodity prices.

Technology and operations expenses.    Technology and operations expenses increased $15.4 million, or 29.5%, to $67.6 million for the year ended September 30, 2012 from $52.2 million for the year ended September 30, 2011, primarily due to increases in staff, outsourced processing labor and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects. As a percentage of revenue, these expenses decreased to 14.2% in fiscal 2012 from 15.9% in fiscal 2011, primarily due to the increase in revenue, while leveraging our fixed costs, such as programming staff and distribution centers.

Sales and marketing expenses.    Sales and marketing expenses increased $8.0 million, or 34.2%, to $31.3 million for the year ended September 30, 2012 from $23.3 million for the year ended September 30, 2011, primarily due to (1) $2.4 million of expenses related to increases in staff wages, including stock based compensation, to support the growth discussed above, (2) $4.7 million of expenses associated with the acquisitions of Jacobs Trading and GoIndustry; and (3) $0.9 million of expenses related to increases in marketing and promotion. As a percentage of revenue, these expenses decreased to 6.6% in fiscal 2012 from 7.1% in fiscal 2011, primarily due to the increase in revenue while leveraging our fixed costs, such as marketing staff.

General and administrative expenses.    General and administrative expenses increased $10.6 million, or 40.1%, to $37.1 million for the year ended September 30, 2012 from $26.5 million for the year ended September 30, 2011, primarily due to (1) $6.3 million of expenses associated with increases in staff wages and stock based compensation and (2) $4.3 million of expenses associated with increases in general corporate expenses. As a percentage of revenue, these expenses decreased to 7.8% in fiscal 2012 from 8.1% in fiscal 2011, primarily due to the increase in revenue while leveraging our fixed costs, such as corporate staff.

Amortization of contract intangibles.    Amortization of contract intangibles increased $7.1 million, or 877.0%, to $7.9 million for the year ended September 30, 2012 from $0.8 million for the year ended September 30, 2011, as a result of our acquisition of Jacobs Trading on October 1, 2011. The contract intangible asset created in conjunction with the acquisition was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased $1.3 million, or 27.4%, to $6.2 million for the year ended September 30, 2012 from $4.9 million for the year ended September 30, 2011, primarily due to additional depreciation expense resulting from the purchase of $6.8 million of property and equipment during fiscal year ended September 30, 2012.

Acquisition costs.    Acquisition costs decreased $5.0 million to $1.7 million for the year ended September 30, 2012 from $6.7 million for the year ended September 30, 2011, primarily due to (1) the $7.0 million decrease in fair value of the TruckCenter.com earn out liability, (2) the increase of $6.3 million for the fair value of the Jacobs Trading earn out liability, and (3) approximately $2.4 million in acquisition costs related to the GoIndustry acquisition.

Interest expense and other expense, net.    Interest expense and other expense, net, increased $1.0 million, or 86.5%, to $2.2 million for the year ended September 30, 2012 from $1.2 million for the year ended September 30, 2011, primarily due to the $40 million Jacobs Trading acquisition seller subordinated note which bears interest at 5%.

Provision for income tax expense.    Income tax expense increased $16.2 million, or 104.7%, to $31.7 million for the year ended September 30, 2012 from $15.5 million for the year ended September 30, 2011, primarily due to the increase in income before provision for income taxes from continuing operations.

Income from continuing operations.    Income from continuing operations increased $27.6 million, or 133.6%, to $48.3 million for the year ended September 30, 2012 from $20.7 million for the year ended September 30, 2011, for the reasons noted above.

Net income.    Net income increased $39.8 million, or 467.4%, to $48.3 million for the year ended September 30, 201s from $8.5 million for the year ended September 30, 2011 for the reasons noted above.

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

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2012, we had approximately $104.8 million in cash and cash equivalents and $70.5 million available under our $75.0 million senior credit facility, due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. Subsequent to September 30, 2012, we utilized $41.0 million to repay the seller subordinated 5.0% note, including accrued interest, associated with the Jacobs Trading acquisition and $18.3 million to close the NESA acquisition.

        On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010, and May 3, 2011, our Board of Directors approved the repurchase of up to an additional $10.0 million in shares, and on May 17, 2012, an additional $30.0 million in shares were approved to be repurchased by our Board of Directors under the share repurchase program. Our Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000. During the year ended September 30, 2012, 505,067 shares were purchased and retired under the program for approximately $30,000,000. As of September 30, 2012, approximately $18,114,000 may yet be expended under the program. During the year ended September 30, 2012, all shares repurchased under the program were retired.

Senior credit facility.    We maintain a $75.0 million senior credit facility due May 31, 2014. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of September 30, 2012, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $70.5 million due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2012, we were in full compliance with the terms and conditions of our credit agreement.

Subordinated note.    In conjunction with the Jacobs Trading acquisition, we issued a $40,000,000 seller subordinated 5% unsecured note. We repaid this note subsequent to September 30, 2012.

        Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2012 Compared to 2011

        Net cash provided by operating activities from continuing operations increased $12.0 million to $52.6 million for the year ended September 30, 2012 from $40.6 million for the year ended September 30, 2011. For the year ended September 30, 2012, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $48.3 million, depreciation and amortization expense of $14.1 million, stock compensation expense of $12.1 million, a net increase in accounts receivable, inventory and prepaid expense of $16.2 million, offset in part by a net decrease in accounts payable, accrued expenses and other liabilities of $20.4 million, and a net increase in the provision for doubtful accounts, inventory allowance, deferred tax benefit, and incremental tax from exercise of common stock options of $17.7 million. For the year ended September 30, 2011, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $20.7 million, depreciation and amortization expense of $5.7 million, stock compensation expense of $9.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $5.8 million, a net increase in accounts receivable, inventory and prepaid assets of $5.6 million, offset in part by a net decrease in provision for doubtful accounts, inventory allowance, deferred tax benefit, and incremental tax from exercise of common stock options of $6.3 million.

        Net cash (used in) provided by investing activities was ($78.6) million for the year ended September 30, 2012 and $19.6 million for the year ended September 30, 2011. Net cash used in investing activities in fiscal 2012 consisted primarily of net cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $71.8 million, and capital expenditures of $6.8 million for purchases of equipment and leasehold improvements.

        Net cash provided by investing activities in fiscal 2011 consisted primarily of net proceeds from the sale and purchase of short-term investments of $33.5 million, capital expenditures of $4.8 million for purchases of equipment and leasehold improvements, and cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $9.1 million.

        Net cash provided by financing activities was $2.4 million for the year ended September 30, 2012 and $26.7 million for the year ended September 30, 2011. Net cash provided by financing activities in fiscal 2012 consisted primarily of $15.5 million from exercises of common stock options and the tax benefit of $16.9 million, offset in part by $30.0 million for stock repurchases. Net cash provided by financing activities in fiscal 2011 consisted primarily of $23.6 million from exercises of common stock options and the tax benefit of $6.6 million, offset in part by $3.5 million for stock repurchases.

Changes in Cash Flows: 2011 Compared to 2010

        Net cash provided by operating activities from continuing operations increased $6.8 million to $40.6 million for the year ended September 30, 2011 from $33.8 million for the year ended September 30, 2010. For the year ended September 30, 2011, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $20.7 million, depreciation and amortization expense of $5.7 million, stock compensation expense of $9.1 million, a net increase in accounts payable, accrued expenses and other liabilities of $5.8 million, a net increase in accounts receivable, inventory and prepaid assets of $5.6 million, offset in part by a net decrease in provision for doubtful accounts, inventory allowance, deferred tax benefit, and incremental tax from exercise of common stock options of $6.3 million. For the year ended September 30, 2010, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $15.1 million, depreciation and amortization expense of $4.4 million, stock compensation expense of $7.9 million, and a net increase in accounts payable, accrued expenses and other liabilities of $9.8 million, offset in part by a net decrease accounts receivable, inventory and prepaid assets of $2.2 million and a net decrease in provision for doubtful accounts, inventory allowance, deferred tax benefit, and incremental tax from exercise of common stock options of $1.2 million.

        Net cash provided by (used in) investing activities was $19.6 million for the year ended September 30, 2011 and ($10.7) million for the year ended September 30, 2010. Net cash provided by investing activities in fiscal 2011 consisted primarily of net proceeds from the sale and purchase of short-term investments of $33.5 million, offset in part by capital expenditures of $4.8 million for purchases of equipment and leasehold improvements, and cash paid for acquisitions net of cash acquired and an increase in goodwill and intangibles of $9.1 million. Net cash used in investing activities in fiscal 2010 consisted primarily of capital expenditures of $3.6 million, $4.1 million for the purchase of the assets of a company, $0.1 million for investment activities of discontinued operations, and net purchases of short-term investments of $2.9 million.

        Net cash provided by (used in) financing activities was $26.7 million for the year ended September 30, 2011 and ($10.6) million for the year ended September 30, 2010. Net cash provided by financing activities in fiscal 2011 consisted primarily of $30.2 million from exercises of common stock options and the tax benefit of $6.6 million, offset in part by $3.5 million for stock repurchases. Net cash used in financing activities in fiscal 2010 consisted primarily of $14.5 million for stock repurchases and $0.1 million for principal repayments of capital lease obligations, offset by $4.0 million from exercises of common stock options including the tax benefit.

Capital Expenditures.    Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $6.0 million to $7.0 million in the fiscal year ending September 30, 2013. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2012 were $6.8 million. As of September 30, 2012, we had no outstanding commitments for capital expenditures.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2012. Operating leases, which represent commitments to rent office and warehouse space in the United States, are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$28,440	$8,667	$10,398	$6,376	$2,999

Total contractual cash obligations	$28,440	$8,667	$10,398	$6,376	$2,999

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2010, 2011 and 2012.

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

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We had $40.0 million of fixed 5% unsecured subordinated debt as of September 20, 2012, which we repaid subsequent to September 30, 2012, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

        Management assessed our internal control over financial reporting as of September 30, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Liquidity Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012 of Liquidity Services, Inc. and subsidiaries and our report dated November 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 29, 2012

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Incorporated by reference from the Company's Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2012.

Code of Ethics, Governance Guidelines and Committee Charters

        We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees. The Code of Business Conduct and Ethics is available on our website.

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2012.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2012.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

        Incorporated by reference from the Company's Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2012.

Item 14.    Principal Accounting Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2012.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

		Page
(a)(1)	The following financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	57
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Balance Sheets as of September 30, 2011 and 2012	58
	Consolidated Statements of Operations for the years ended September 30, 2010, 2011 and 2012	59
	Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2010, 2011 and 2012	60
	Consolidated Statements of Cash Flows for the years ended September 30, 2010, 2011 and 2012	61
	Notes to the Consolidated Financial Statements	62
(a)(2)	The following financial statement schedule is filed as part of this report:
	Schedule for the three years ended September 30, 2010, 2011 and 2012:
	II—Valuation and Qualifying Accounts	91

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 29, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 29, 2012

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$104,782	$128,984
Accounts receivable, net of allowance for doubtful accounts of $1,248 and $514 in 2012 and 2011, respectively	16,226	6,049
Inventory	20,669	15,065
Prepaid and deferred taxes	16,927	16,073
Prepaid expenses and other current assets	3,973	4,805
Current assets of discontinued operations	—	277

Total current assets	162,577	171,253
Property and equipment, net	10,382	7,042
Intangible assets, net	34,204	2,993
Goodwill	185,771	40,549
Other assets	7,474	5,970

Total assets	$400,408	$227,807

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,997	$8,590
Accrued expenses and other current liabilities	36,425	23,411
Profit-sharing distributions payable	4,041	7,267
Current portion of acquisition earn out payable	14,511	5,410
Customer payables	34,255	12,728
Current portion of note payable	10,000	—
Current liabilities of discontinued operations	154	2,160

Total current liabilities	109,383	59,566
Acquisition earn out payable	—	4,741
Note payable, net of current portion	32,000	—
Deferred taxes and other long-term liabilities	9,022	2,087

Total liabilities	150,405	66,394
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,138,111 shares issued and outstanding at September 30, 2012; 31,192,608 shares issued and 29,030,552 shares outstanding at September 30, 2011	31	29
Additional paid-in capital	182,361	124,886
Treasury stock, at cost	—	(21,884)
Accumulated other comprehensive income	1,246	52
Retained earnings	66,365	58,330

Total stockholders' equity	250,003	161,413

Total liabilities and stockholders' equity	$400,408	$227,807

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2012	2011	2010
Revenue	$415,829	$297,584	$249,337
Fee revenue	59,475	29,794	23,678

Total revenue from continuing operations	475,304	327,378	273,015
Costs and expenses from continuing operations:
Cost of goods sold (excluding amortization)	198,123	126,395	109,376
Profit-sharing distributions	43,242	49,318	41,310
Technology and operations	67,553	52,178	45,700
Sales and marketing	31,252	23,279	20,381
General and administrative	37,107	26,484	23,606
Amortization of contract intangibles	7,943	813	813
Depreciation and amortization	6,223	4,881	3,609
Acquisition costs	1,695	6,702	524

Total costs and expenses	393,138	290,050	245,319

Income from continuing operations	82,166	37,328	27,696
Interest and other expense, net	2,218	1,190	428

Income before provision for income taxes from continuing operations	79,948	36,138	27,268
Provision for income taxes	31,652	15,459	12,194

Income from continuing operations	48,296	20,679	15,074
Loss from discontinued operations, net of tax	—	12,167	3,061

Net income	$48,296	$8,512	$12,013

Basic earnings (loss) per common share:
From continuing operations	$1.57	$0.75	$0.55
From discontinued operations	—	(0.44)	(0.11)

Basic earnings per common share	$1.57	$0.31	$0.44

Diluted earnings (loss) per common share:
From continuing operations	$1.47	$0.71	$0.55
From discontinued operations	—	(0.42)	(0.11)

Diluted earnings per common share	$1.47	$0.29	$0.44

Basic weighted average shares outstanding	30,854,796	27,736,865	27,098,016

Diluted weighted average shares outstanding	32,783,079	29,081,933	27,406,883

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2009	(707,462)	$(3,874)	28,271,983	$28	$73,641	$(3,618)	$37,805	$103,982
Common stock repurchase	(1,225,019)	(14,469)	—	(1)	—	—	—	(14,470)
Exercise of common stock options	—	—	555,089	—	3,238	—	—	3,238
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	8,638	—	—	8,638
Comprehensive income:
Net income	—	—	—	—	—	—	12,013	12,013
Foreign currency translation and other	—	—	—	—	—	(1,027)	—	(1,027)

Balance at September 30, 2010	(1,932,481)	(18,343)	28,827,072	27	85,517	(4,645)	49,818	112,374
Common stock repurchase	(229,575)	(3,541)	—	—	—	—	—	(3,541)
Exercise of common stock options and restricted stock	—	—	2,365,536	2	23,637	—	—	23,639
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	15,732	—	—	15,732
Comprehensive income:
Net income	—	—	—	—	—	—	8,512	8,512
Foreign currency translation and other	—	—	—	—	—	4,697	—	4,697

Balance at September 30, 2011	(2,162,056)	(21,884)	31,192,608	29	124,886	52	58,330	161,413
Common stock repurchase	(505,067)	(29,999)	—	—		—	—	(29,999)
Common stock retired	2,667,123	51,883	(2,667,123)		(11,622)		(40,261)	—
Exercise of common stock options and restricted stock	—	—	1,712,455	1	15,490	—	—	15,491
Stock consideration paid for acquisition	—	—	900,171	1	24,537	—	—	24,538
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	29,070	—	—	29,070
Comprehensive income:
Net income	—	—	—	—	—	—	48,296	48,296
Defined benefit pension plan—unrecognized amounts, net of taxes						584		584
Foreign currency translation and other	—	—	—	—	—	610	—	610

Balance at September 30, 2012	—	$—	31,138,111	$31	$182,361	$1,246	$66,365	$250,003

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2012	2011	2010
Operating activities
Net income	$48,296	$8,512	$12,013
Less: Discontinued operations, net of tax	—	(12,167)	(3,061)

Income from continuing operations	48,296	20,679	15,074
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	14,166	5,694	4,422
Stock compensation expense	12,117	9,136	7,891
Provision for inventory allowance	884	(22)	512
Provision (benefit) for doubtful accounts	117	221	(62)
Deferred tax (benefit) expense	(1,719)	66	(893)
Incremental tax benefit from exercise of common stock options	(16,953)	(6,597)	(747)
Changes in operating assets and liabilities:
Accounts receivable	(1,596)	(1,809)	162
Inventory	(132)	(392)	(2,624)
Prepaid expenses and other assets	17,890	7,815	234
Accounts payable	(7,570)	1,552	1,816
Accrued expenses and other	(8,534)	(691)	6,137
Profit-sharing distributions payable	(3,226)	1,671	1,058
Customer payables	2,510	2,945	(124)
Acquisition earn out payable	(3,826)	358	2,805
Other liabilities	205	(1)	(1,895)

Net cash provided by operating activities from continuing operations	52,629	40,625	33,766
Net cash used by operating activities from discontinued operations	(483)	(739)	(1,833)

Net cash provided by operating activities	52,146	39,886	31,933
Investing activities
Purchases of short-term investments	—	(10,292)	(61,024)
Proceeds from the sale of short-term investments	—	43,812	58,123
Cash paid for acquisitions and increase in goodwill and intangibles	(71,796)	(9,092)	(4,102)
Purchases of property and equipment	(6,793)	(4,822)	(3,624)
Investment activities from discontinued operations	—	—	(92)

Net cash provided (used) in investing activities	(78,589)	19,606	(10,719)
Financing activities
Principal repayments of capital lease obligations and debt	—	—	(138)
Repurchases of common stock	(29,999)	(3,541)	(14,470)
Proceeds from exercise of common stock options (net of tax)	15,491	23,639	3,238
Incremental tax benefit from exercise of common stock options	16,953	6,597	747

Net cash provided (used) by financing activities	2,445	26,695	(10,623)
Effect of exchange rate differences on cash and cash equivalents	(309)	(476)	(751)

Net increase (decrease) in cash and cash equivalents	(24,307)	85,711	9,840
Cash and cash equivalents at beginning of year	129,089	43,378	33,538

Cash and cash equivalents at end of year	104,782	129,089	43,378
Less: Cash and cash equivalents of discontinued operations at end of year	—	105	844

Cash and cash equivalents of continuing operations at end of year	$104,782	$128,984	$42,534

Supplemental disclosure of cash flow information
Cash paid for income taxes	$14,482	$6,245	$12,486
Cash paid for interest	117	62	64
Note payable issued in connection with acquisition	40,000	—	—
Contingent purchase price accrued	7,438	6,989	2,805

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company's online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. LSI has one reportable segment consisting of operating online auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

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

  Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

        The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. In addition, in the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included.

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

  Short-Term Investments

        Available-for-sale securities, which approximate par value, were stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the years ended September 30, 2012, 2011 and 2010, the amount of unrealized losses reported in accumulated other comprehensive income was $0, $0, and $116,000, respectively. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold was based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in Interest and other income (expense), net. Realized losses for sales of investments for the years ended September 30, 2012, 2011 and 2010 were $0, $15,000, and $111,000, respectively.

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

  •
  collection is reasonably assured.

        Revenue is also evaluated for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which the Company is deemed to be the primary obligor, bears physical and general inventory risk, and credit risk, LSI recognizes as revenue the gross proceeds from the sale, including buyer's premiums. The Company has evaluated its revenue recognition policy related to sales under LSI's profit-sharing model and determined it is appropriate to account for these sales on a gross basis. In the Company's evaluation, the Company relied most heavily upon its status as primary obligor in the sales relationship and the fact that the Company has general inventory risk.

        In arrangements in which the Company acts as an agent or broker on a consignment basis, without taking physical or general inventory risk, revenue is recognized based on the sales commissions that are paid to the Company by the sellers for utilizing LSI's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction. Such revenue is presented as Fee Revenue in the Consolidated Statements of Operations.

        The Company collects and remits sales taxes on merchandise that it purchases and sells, and reports such amounts under the net method in its consolidated statements of operations.

  Cost of Goods Sold

        Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees. The Company purchases the majority of its inventory at a percentage of the supplier's original acquisition cost under the Surplus and certain commercial contracts, a percentage of the supplier's last retail price under certain commercial contracts and varies depending on the type of the inventory purchased or a fixed price per pound under the Scrap Contract. Title for the inventory passes to the Company at the time of purchase and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government customers when it receives only sales commission revenue and, as such, recognizes no cost of goods sold associated with those sales. Cost of goods sold also includes shipping and handling costs and amounts paid by customers for shipping and handling.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Risk Associated with Certain Concentrations

        The Company does not perform credit evaluations for the majority of its buyers. However, substantially all sales are recorded subsequent to payment authorization being received. As a result, the Company is not subject to significant collection risk, as most goods are not shipped before payment is received.

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

        For the years ended September 30, 2012, 2011, and 2010, approximately 20%, 11%, and 11% of the Company's Gross Merchandise Volume (GMV) was generated from Wal-Mart under multiple contracts / programs.

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

        The Company presents the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity with a corresponding operating cash outflow in the Consolidated Statements of Cash Flows.

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $4,939,000, $4,768,000, and $4,012,000 for the years ended September 30, 2012, 2011 and 2010, respectively.

  Fair Value of Financial Instruments

        Cash and cash equivalents, short-term investments, accounts receivable, accounts payable, profit-sharing distributions payable, and consignment payables reported in the consolidated balance sheets approximate their fair values.

  Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses for 2011 and 2010 are included in losses from discontinued operations and for 2012 are included in interest income and other income, net in the consolidated statements of operations.

  Comprehensive Income

        Comprehensive income includes net income adjusted for foreign currency translation; unrealized gains and losses on available-for-sale securities, and pension benefit adjustments, and is reflected as a separate component of stockholders' equity. For the years ended September 30, 2012, 2011 and 2010, respectively, comprehensive income was $49,490,000, $13,209,000, and $10,986,000.

  Earnings per Share

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 973,167 unvested restricted shares, which

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

were issued at prices ranging from $7.48 – $13.96, during the years ended September 30, 2010 and 2009, of which only 308,867 shares have been included in the calculation of diluted income per share for the year ended September 30, 2010. The Company had 1,294,082 unvested restricted shares, which were issued at prices ranging from $7.48 – $25.52, during the years ended September 30, 2011, 2010, and 2009, of which all have been included in the calculation of diluted income per share for the year ended September 30, 2011, due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company had 1,399,609 unvested restricted shares, which were issued at prices ranging from $7.48 – $52.55, during the years ended September 30, 2012, 2011, 2010, and 2009, of which all have been included in the calculation of diluted income per share for the year ended September 30, 2012. The Company has also not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

        (a)   for the fiscal year ended September 30, 2012 – 0 options;

        (b)   for the fiscal year ended September 30, 2011 – 0 options; and

        (c)   for the fiscal year ended September 30, 2010 – 296,335 options.

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2012	2011	2010
	(dollars in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	30,854,796	27,736,865	27,098,016
Treasury stock effect of options and restricted stock	1,928,283	1,345,068	308,867

Diluted weighted average common shares outstanding	32,783,079	29,081,933	27,406,883

Income from continuing operations	$48,296	$20,679	$15,074
Income from discontinued operations	—	(12,167)	(3,061)

Net income	$48,296	$8,512	$12,013

Basic income (loss) per common share:
From continuing operations	$1.57	$0.75	$0.55
From discontinued operations	—	(0.44)	(0.11)

Basic income per common share	$1.57	$0.31	$0.44

Diluted income (loss) per common share:
From continuing operations	$1.47	$0.71	$0.55
From discontinued operations	—	(0.42)	(0.11)

Diluted income per common share	$1.47	$0.29	$0.44

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

3. Significant Contracts

  DLA Disposition Services

        The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The DoD has exercised both renewal options. Under the Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD's original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

        As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Significant Contracts (Continued)

        The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options. The DoD has exercised the first two renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the years ended September 30, 2012, 2011 and 2010 of approximately $1,651,000, $1,601,000, and $1,286,000, respectively. For the years ended September 30, 2012, 2011 and 2010, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $43,242,000 $49,318,000, and $40,926,000, including accrued amounts, as of September 30, 2012, 2011, and 2010, of $4,041,000 $7,203,000, and $5,349,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2012.

        As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

4. Acquisitions

  Network International Acquisition

        On June 15, 2010, the Company acquired the stock of Network International, Inc. for approximately $10,305,000. The acquisition price included an upfront cash payment of $7,500,000 and an earn-out payment. Under the terms of the agreement, the earn-out was based on EBITDA earned by Network International, Inc. during each of the three six month periods after the closing date of the acquisition through December 31, 2011. The Company estimated the fair value of the earn-out as of September 30, 2010 to be $2,805,000 out of a possible total earn out payment of $7,500,000. During 2011, the Company accrued the remaining $4,695,000 earn-out and made payments for the first two six month measurement periods for a total of approximately $4,338,000. During 2012, the remaining balance of $3,162,000 was paid. Network International is a leading online marketplace for the sale of idle, surplus and used equipment in the oil and gas, petrochemical and power generation industries. Network International conducts sales of client assets on a consignment basis.

        Goodwill, which is not deductible for tax purposes due to the stock purchase structure, was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce. The

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, liabilities assumed and goodwill as follows:

Consideration Amount
(in thousands)
Cash	$3,913
Goodwill	5,991
Receivables and other assets	648
Deferred tax assets	3,753
Covenants not to compete	500
Property and equipment	133
Deferred tax liability	(196)
Other liabilities	(4,437)

Total consideration	$10,305

  Truck Center Acquisition

        On June 1, 2011, the Company acquired the assets of Truckcenter.com, LLC. (TC) for approximately $15,989,000. The acquisition price included an upfront cash payment of $9,000,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by TC during the trailing 12 months ending August 31, 2012, and the revenue earned by TC during each of the two 12 month periods after the closing date of the acquisition through May 31, 2013. The Company estimated the fair value of the earn-out as of September 30, 2011 to be $6,989,000 out of a possible total earn out payment of $9,000,000. During 2012, based upon revised projections, the Company determined that the fair value of the earn-out was zero and reversed the liability of $6,989,000 with a corresponding reduction (credit) in the Acquisition costs line in the Consolidated Statement of Operations.

        Goodwill, which is deductible for tax purposes due to the asset purchase structure, was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce. The purchase consideration was allocated to acquired tangible assets, identifiable intangible assets, and liabilities assumed at fair value and goodwill as follows:

Consideration Amount
(in thousands)
Current assets	$239
Goodwill	14,167
Brand assets	623
Intangible technology assets	250
Covenants not to compete	700
Property and equipment	48
Current liabilities	(38)

Total consideration	$15,989

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

  Jacobs Trading Acquisition

        On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC. The acquisition price included an upfront cash payment of $80.0 million, a seller subordinated 5% unsecured note of $40.0 million, the issuance of 900,171 shares of restricted stock (valued at $24.5 million by applying a 15% discount to the Company's closing share price on September 30, 2011) and an earn-out payment. The stock consideration contained a restriction that it is not freely tradable for six months following the acquisition date and the Company used the put option analysis method to fair value the stock. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company's estimate of the fair value of the earn-out as of October 1, 2011 was $8.3 million out of a possible total earn out payment of $30.0 million. During 2012, based on the performance of the business and revised projections, the Company accrued an additional $6.2 million for the earn-out. As of September 30, 2012, the fair value of the earn-out was $14.5 million. Jacobs is a leading remarketer for the sale of surplus and returned consumer goods. Jacobs conducts its sales on a purchase model basis using its marketplace, an extensive global buyer base and product domain expertise.

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

        Goodwill, which is deductible for tax purposes due to the asset purchase structure, was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce. The amount of revenue related to the acquired business included in the 2012 consolidated statement of operation since the date of acquisition is $94.8 million. For the year ended September 30, 2011, the pro forma revenue and EBITDA for the Company inclusive of Jacobs Trading was $403.0 million and $57.6 million, respectively.

  GoIndustry Acquisition

        In July 2012, the Company completed its purchase of GoIndustry, for 73 pence per share ($11.6 million). GoIndustry is a global provider of surplus asset management, auction and valuation services operating in over 25 countries in North America, Europe and Asia. The acquisition expands

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

the Company's client roster with leading global manufacturers across the aerospace, consumer packaged goods, electronics, pharmaceutical, technology and transportation industry verticals.

        The total estimated purchase price is allocated to Go-Industry's net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 1, 2012, the effective date of the acquisition of Go-Industry. Based on management's preliminary estimate, as the Company is waiting for additional information and analysis relating to accrued expenses, of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price was allocated as follows:

Consideration Amount
(in thousands)
Cash	$10,091
Accounts receivable	3,987
Inventory	297
Prepaid expenses and deposits	1,075
Goodwill	34,152
Brand and technology intangible assets	4,877
Property and equipment	354
Accounts payable	(5,788)
Accrued liabilities	(11,087)
Pension liability	(6,468)
Due to customers	(19,017)
Other liabilities	(846)

Total consideration	$11,627

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, of which approximately $5.5 million of the goodwill and all of the intangible assets are expected to be tax deductible, as a result of the structure of the transaction. The amount of revenue included in the 2012 consolidated statement of operations related to GoIndustry was not material.

5. Summary of Discontinued Operations

        During 2011, the Company ceased operating its United Kingdom business which had conducted sales of surplus assets and retail merchandise. The economic downturn and a low buyer adoption rate of online inventory sourcing created ongoing losses that were not sustainable.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Summary of Discontinued Operations (Continued)

        The components discontinued operations are as follows:

	Years ended September 30,
	2012	2011	2010
	(in thousands)
Revenue	$—	$9,976	$13,776
Expense	—	(16,159)	(16,818)
Depreciation and amortization	—	(637)	(516)
Interest income	—	1,078	497
Income tax benefit	—	11,039	—
Goodwill impairment and currency translation	—	(17,464)	—

Loss from discontinued operations	$—	$(12,167)	$(3,061)

        The impairment charge of $17.5 million includes the reversal of currency translation adjustments of $3.9 million previously recorded in Accumulated other comprehensive income since the time of acquisition and is included in the calculation of loss from discontinued operations. The remaining liabilities at September 30, 2012 consist primarily of accrued severance costs.

6. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2012	2011
	(in thousands)
Computers and purchased software	$15,125	$9,229
Office/Operational equipment	4,475	3,398
Furniture and fixtures	1,253	504
Vehicles	1,110	559
Leasehold improvements	4,035	2,298

	25,998	15,988
Less: accumulated depreciation and amortization	(15,616)	(8,946)

	$10,382	$7,042

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2012, 2011 and 2010 was $4,714,000, $4,180,000, and $3,087,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Goodwill

        The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following summarizes our goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2010	$39,831
New acquisitions	14,167
Impairment losses(1)	(13,449)

Balance at September 30, 2011	40,549
New acquisitions	144,378
Translation adjustments	844

Balance at September 30, 2012	$185,771

(1)
Goodwill impairment charge related to discontinued UK Operations.

        Accumulated impairment losses as of the beginning and end of the period were $13.4 million.

8. Intangible Assets

        Intangible assets at September 30, 2012 and September 30, 2011 consisted of the following:

		September 30, 2012			September 30, 2011
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	5 - 7	$33,300	$(7,266)	$26,034	$5,694	$(5,016)	$678
Brand and technology	3 - 5	6,325	(1,023)	5,302	1,447	(490)	957
Covenants not to compete	3 - 5	4,400	(1,770)	2,630	2,500	(1,336)	1,164
Patent and trademarks	3 - 10	374	(136)	238	289	(95)	194

Total intangible assets, net				$34,204			$2,993

        Future expected amortization of intangible assets at September 30, 2012 was as follows:

Years ending September 30,	Amortization
(in thousands)
2013	$9,202
2014	9,031
2015	9,026
2016	6,115
2017 and after	830

Total	$34,204

        Amortization expense related to intangible assets for the years ended September 30, 2012, 2011 and 2010 was $9,451,000, $1,514,000, and $1,335,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Debt

  Senior Credit Facility

        On April 30, 2010, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million and expires on April 30, 2013. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.471% at September 30, 2012) due monthly. On March 13, 2012, the Company amended this credit facility extending the term to May 31, 2014 and increasing the borrowing capacity up to $75.0 million. As of September 30, 2012, the Company had no outstanding borrowings under the Agreement, and our borrowing availability was $70.5 million, due to issued letters of credit for $4.5 million.

        Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of September 30, 2012, the Company was in compliance with these covenants.

  Subordinated Note

        In conjunction with the Jacobs Trading acquisition during 2011, the Company issued a $40,000,000 seller subordinated 5% unsecured note. The note was repaid subsequent to September 30, 2012.

10. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2019. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $592,000 and $513,000, at September 30, 2012 and 2011, respectively. Future minimum payments under the leases as of September 30, 2012 are as follows:

Years ending September 30,	Operating Lease Payments
(in thousands)
2013	$8,667
2014	6,168
2015	4,230
2016	3,598
2017	2,778
2018 and after	2,999

Total future minimum lease payments	$28,440

        Rent expense for the years ended September 30, 2012, 2011 and 2010 was $8,639,000, $6,800,000, and $6,684,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. 401(k) Benefit Plan

        The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2012, 2011 and 2010, the Company contributed and recorded expense of approximately $1,113,000, $703,000, and $554,000, respectively, to the Plan.

12. Income Taxes

        The components of the provision for income taxes of continuing operations are as follows:

	Years ended September 30,
	2012	2011	2010
	(in thousands)
Current tax provision:
U.S. Federal	$28,124	$13,019	$9,833
State	5,129	2,374	3,254
Foreign	118	—	—

	33,371	15,393	13,087
Deferred tax (benefit) expense:
U.S. Federal	(1,454)	(194)	(958)
State	(265)	260	65
Foreign	—	—	—

	(1,719)	66	(893)

Total provision	$31,652	$15,459	$12,194

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$3,170	$3,341
Net operating losses—US	2,541	3,408
Accrued vacation and bonus	1,360	952
Inventory capitalization	2,815	1,810
Allowance for doubtful accounts	336	200
Stock compensation expense	5,134	4,672
Pension liability	1,389	—
Other	3,842	1,441

Total deferred tax assets before valuation allowance	20,587	15,824
Less: valuation allowance	(4,558)	(3,341)

Net deferred tax assets	16,029	12,483
Deferred tax liabilities:
Amortization of goodwill and intangibles	2,644	1,556
Depreciation	1,936	1,781
Other	—	110

Total deferred tax liabilities	4,580	3,447

Net deferred taxes	$11,449	$9,036

        The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Years ended September 30,
	2012	2011	2010
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	—%	3.5%	2.2%
State taxes	3.9%	4.3%	7.6%
Changes in valuation allowance and other	—	—	(0.1%)
Net foreign rate differential	.7%	—	—

Provision for income taxes	39.6%	42.8%	44.7%

        At September 30, 2012 and 2011, the Company had deferred tax assets related to available foreign net operating loss (NOL) carryforwards of approximately $3,170,000 and $3,341,000, which do not expire. Due to historic losses of those foreign entities, the Company does not believe that it is more likely than not that the related deferred tax assets will be realized and a full valuation allowance has been recorded. In addition, the Company also recorded a deferred tax asset of $3,753,000 related to

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

NOL carryforwards related to its acquisition of Network International, Inc. in 2010. These NOL carryforwards expire in 2023. The Company will adjust these NOL carryforwards and the related valuation allowance as the related tax returns are filed.

        The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily the U.K. Currently, the Company is not subject to any income tax examinations. The statute of limitations for years prior to fiscal 2009 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2009 may be adjusted upon examination by tax authorities if they are utilized.

13. Stockholders' Equity

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

        Under the 2006 Plan, as amended, 10,000,000 shares were available for issuance. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2011, the Company granted options to purchase 321,072 shares to employees and directors with exercise prices between $14.30 and $17.02, and options to purchase 73,591 shares were forfeited. During fiscal year 2011, the Company granted 736,340 restricted shares to employees and directors at prices ranging from $12.88 to $25.52, and 150,112 restricted shares were forfeited. During fiscal year 2012, the Company granted options to purchase 181,783 shares to employees and directors with exercise prices between $31.37 and $42.31, and options to purchase 78,148 shares were forfeited. During fiscal year 2012, the Company granted

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

633,647 restricted shares to employees and directors at prices ranging from $31.37 to $52.55, and 138,052 restricted shares were forfeited. During the twelve months ended September 30, 2012, the Company issued 100,000 restricted shares to a non-employee that vest based on performance conditions. At September 30, 2012, there were 2,553,574 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period. During the year ended September 30, 2012, all shares repurchased under the program were retired.

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

  Share Repurchase Program

        On December 2, 2008, the Company's Board of Directors approved a $10.0 million share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010, and May 3, 2011, the Board of Directors approved the repurchase of up to an additional $10.0 million in shares, and on May 17, 2012, an additional $30.0 million in shares were approved to be repurchased by the Board of Directors under the share repurchase program. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000. During the year ended September 30, 2012, 505,067 shares were purchased and retired under the program for approximately $30,000,000. As of September 30, 2012, approximately $18,114,000 may yet be expended under the program.

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2012 and 2011 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2010	4,747,289	11.20
Options granted	321,072	15.21
Options exercised	(2,100,223)	11.26
Options canceled	(73,591)	13.18

Options outstanding at September 30, 2011	2,894,547	11.55
Options granted	181,783	34.42
Options exercised	(1,322,387)	11.72
Options canceled	(78,148)	12.72

Options outstanding at September 30, 2012	1,675,795	13.84

Options exercisable at September 30, 2012	922,156	11.77

        The following table summarizes information about options outstanding at September 30, 2012:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$2.00 - 8.00	242,781	5.84	$7.31
$8.23 - $42.31	1,433,014	6.64	14.95

	1,675,795	6.52	13.84

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

        The following table summarizes information about options exercisable at September 30, 2012:

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.00 – $19.30	922,156	5.89	$11.77

        The following table summarizes information about assumptions used in valuing options granted:

	Year ended September 30
	2012	2011	2010
Dividend yield	—	—	—
Expected volatility	60.4%	63.9% – 64.8%	66.5% – 69.4%
Risk-free interest rate	0.6%	0.3% – 1.7%	0.3% – 1.8%
Expected forfeiture rate	19.0%	18.4%	19.6%

        The intrinsic value of outstanding and exercisable options at September 30, 2012 is approximately $60,946,000 and $35,448,000, respectively, based on a stock price of $50.21 on September 30, 2012.

        The weighted average grant date fair value of options granted during 2012, 2011 and 2010 was $34.42, $15.21, and $4.02, respectively.

        The intrinsic value of options exercised at September 30, 2012, 2011, and 2010 was $26,911,000, $43,706,000, and $3,342,000, respectively.

  Restricted Share Activity

        A summary of the Company's restricted share activity for the years ended September 30, 2012 and 2011 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2010	973,167	9.73
Restricted shares granted	736,340	16.20
Restricted shares vested	(265,313)	9.77
Restricted shares canceled	(150,112)	12.06

Unvested restricted shares at September 30, 2011	1,294,082	13.13
Restricted shares granted	633,647	34.05
Restricted shares vested	(390,068)	12.53
Restricted shares canceled	(138,052)	15.70

Unvested restricted shares at September 30, 2012	1,399,609	22.51

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

        For the years ended September 30, 2012, 2011 and 2010, the Company recorded stock-based compensation of $12,117,000, $9,136,000, and $7,891,000, respectively. The total costs related to unvested awards, not yet recognized, as of September 30, 2012 was $27,136,000, which will be recognized over the weighted average vesting period of 27.5 months.

14. Fair Value Measurement

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

        As of September 30, 2012 and 2011, the Company had no Level 1 assets or liabilities measured at fair value. As of September 30, 2012 and 2011, the Company's liability for earn-outs related to the Network International, Truckcenter.com and Jacobs Trading Company acquisitions of $14,511,000 and $10,151,000, respectively, is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2012 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2010	$2,805
Acquisition contingent consideration	11,684
Settlements	(4,338)

Balance at September 30, 2011	10,151
Acquisition contingent consideration	8,185
Settlements	(3,162)
Increase (decrease) of contingent consideration	(663)

Balance at September 30, 2012	$14,511

        The Company did not have any Level 3 assets or liabilities prior to fiscal year 2010.

        When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Fair Value Measurement (Continued)

estimate of the expected earn-out payment. The valuation procedures are primarily based on management's projection of EBITDA for the acquired businesses and applying a discount to the expected earn out payments to estimate fair value. Discount rates range from 2.0% to 9.7% and are based on the Company's cost of borrowing. Given the short-term nature of the earn-out periods, changes in the discount rate are not expected to have a material impact on the fair value of these liabilities. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material. Changes in fair value of the Company's Level 3 liabilities are recorded in Acquisition costs in the Consolidated Statements of Operations. As it relates to financial liabilities still held as of September 30, 2012, the Company reversed $6,989,000 of accrued contingent consideration into earnings for TruckCenter.com and recorded into earnings an additional $6,326,000 of contingent consideration for Jacobs Trading.

        The Company's financial assets and liabilities not measured at fair value are cash and cash equivalents and the note payable that was issued as partial consideration for the Jacobs Trading acquisition. With respect to cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), the Company believes the carrying value approximates fair value due to the short term maturity of these instruments. With respect to the note payable, the Company believes that the carrying value approximates fair value as the contractual interest rate approximates the current market rate. If such rate were to materially differ, the Company would calculate the fair value of the note payable by discounting the contractual cash flows at the then current market rate. This fair value measurement is Level 3 as the Company uses significant unobservable inputs and management judgment due to the absence of quoted market rates.

15. Defined Benefit Pension Plan

        Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

        The Company recognizes on a plan-by-plan basis the funded status of our postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive income (loss), net of tax, in stockholders' equity. The funded status is measured as the difference between the fair value of the plan's assets and the benefit obligation of the plan.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Defined Benefit Pension Plan (Continued)

        The net periodic benefit cost recognized for the year ended September 30, 2012, included the following components:

Qualified Defined Benefit Pension Plan

2012
(in thousands)
Service cost	—
Interest cost	$269
Expected return on plan assets	(248)
Amortization of prior service cost	—
Amortization of actuarial (gain)/loss	—
Amortization of transitional obligation/(asset)	—

Total net periodic benefit cost	$21

        The following table provides a reconciliation of benefit obligations, plan assets, and unfunded status related to the Company's qualified defined benefit pension plan, net periodic benefit cost recognized for the year ended September 30, 2012, included the following components:

Qualified Defined Benefit Pension Plan

2012
(in thousands)
Change in benefit obligation
Beginning balance	—
Acquisitions/divestitures	$24,263
Service cost	—
Interest cost	269
Benefits paid	(264)
Actuarial (gain)/loss	—
Plan amendments	—
Foreign currency exchange rate changes	838
Participants' contributions	—

Ending balance	$25,106

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Defined Benefit Pension Plan (Continued)

Qualified Defined Benefit Pension Plan

2012
(in thousands)
Change in plan assets
Beginning balance at fair value	—
Acquisitions/divestitures	$17,795
Actual return on plan assets	820
Benefits paid	(264)
Employer's contributions	322
Participants' contributions	—
Foreign currency exchange rate changes	647

Ending balance at fair value	$19,320

Underfunded status of the plan	$(5,786)

        The accrued pension liability of $5.8 million is recorded in Deferred taxes and other long-term liabilities in the Consolidated Balance Sheet. Because the plan is closed to new participants, the accumulated benefit obligation (ABO) is equal to the projected benefit obligation (PBO), and totals $25,106.

        The amount recognized in other comprehensive loss related to the Company's qualified defined benefit pension plan, net of tax, for the year ended September 30, 2012, is shown in the following table:

Qualified Defined Benefit Pension Plan

2012
(in thousands)
Accumulated OCI
Accumulated OCI at beginning of year	—
New actuarial (gains)/losses	$(584)
Amortization of prior service cost	—
Amortization of actuarial (gain)/loss	—
Amortization of transitional obligation/(asset)	—
Amount recognized in earnings for settlement	—

Accumulated OCI at end of year	$(584)

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2013 based on September 30, 2012, plan measurements are $0.

        The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. In 2013, the Company expects to contribute $1.7 million to the

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Defined Benefit Pension Plan (Continued)

plan. In addition, the Company expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2013	$1,684
2014	1,684
2015	1,684
2016	1,684
2017	561
2018 through 2022	—

Total	$7,297

  Actuarial Assumptions

        The actuarial assumptions used to determine the benefit obligations at September 30, 2012, and to determine the net periodic benefit cost for the year were as follows:

Qualified Defined Benefit Pension Plan

2012
Discount rate	4.40%
Expected return on plan assets	5.50%
Increases to non-GMP pensions in payment accrued pre 4/6/97	0.00%
Increases to non-GMP pensions in payment accrued post 4/6/97	2.30%
Rate of increases to deferred CPI linked benefits	2.30%
Rate of increases to deferred RPI linked benefits	3.00%

        Mortality—95% of S1NxA tables, projected in line with 2009 CMI projection model and 1.0% pa long-term rate of improvement.

  Fair Value Measurements

        The investment policy and strategy of the plan assets, as established by the Trustees of the plan, strive to maximize the likelihood of achieving primary objectives of the investment policy established for the plan. The primary objectives are:

  1)
  Funding—to ensure that the Plan is fully funded using assumptions that contain a modest margin for prudence. Where an actuarial valuation reveals a deficit, a recovery plan will be put in place which will take into account the financial covenant of the employer;

  2)
  Stability—to have due regard to the likely level and volatility of required contributions when setting the Plan's investment strategy; and

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Defined Benefit Pension Plan (Continued)

  3)
  Security—to ensure that the solvency position of the Plan is expected to improve. The Trustees will take into account the strength of employer's covenant when determining the expected improvement in the solvency position of the Plan.

        Assets were initially invested based on the target allocations stated below. The assets are allocated among equity investments and fixed income securities. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The assets are not rebalanced and consisted of the following as of September 30, 2012:

	Target Allocation	Actual 2012
Equity securities:	70%	47%
Fixed-income securities	30%	52%
Cash equivalents	0%	1%

Total	100.0%	100.0%

        The class of equity securities consists of one pooled fund whose strategy is to invest in approximately 70% UK company shares (domestic) and 30% international equity securities. The class of fixed-income securities consists of one pooled fund whose strategy is to invest in a limited number of government and corporate bonds.

        The expected long-term rate of return for the plan's total assets is based on the expected returns of each of the above categories, weighted based on the current target allocation for each class. The Trustees evaluate whether adjustments are needed based on historical returns to more accurately reflect expectations of future returns.

        The Company is required to present certain fair value disclosures related to its postretirement benefit plan assets, even though those assets are not included on the Company's Consolidated Balance Sheets. The following table presents the fair value of the assets of the Company's qualified defined benefit pension plan by asset category and their level within the fair value hierarchy, which has three levels based on reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets, Level 2 refers to fair values estimated using significant other observable inputs, and Level 3 includes fair values estimated using significant unobservable inputs.

Balance as of September 30, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
International equity	—	$9,115	—	$9,115
Fixed-income securities	—	10,055	—	10,055
Cash equivalents	$150	—	—	150

Total	$150	$19,170	—	$19,320

  Valuation Techniques

        The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources, or determined according to approved pricing policies in circumstances where independent sources are not available.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Quarterly Results (Unaudited)

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

	Three months ended
	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011(1)	Sept. 30, 2011(2)	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012
	(in thousands, except share and per share data)
Revenue from continuing operations	$75,450	$89,413	$83,310	$79,205	$106,031	$125,724	$121,273	$122,275

Income before provision for income taxes from continuing operations	$3,773	$11,488	$12,454	$9,613	$16,260	$31,853	$25,289	$8,765

Income from continuing operations	$2,147	$6,158	$5,691	$6,683	$9,126	$18,762	$14,863	$5,545
Loss from discontinued operations(1)(2)	(764)	(1,099)	(6,747)	(3,557)	—	—	—	—

Net income (loss)	$1,383	$5,059	$(1,056)	$3,126	$9,126	$18,762	$14,863	$5,545

Basic earnings (loss) per common share:
From continuing operations	$0.08	$0.22	$0.20	$0.23	$0.30	$0.61	$0.48	$0.18
From discontinued operations	(0.03)	(0.04)	(0.24)	(0.12)	—	—	—	—

Basic earnings (loss) per common share	$0.05	$0.18	$(0.04)	$0.11	$0.30	$0.61	$0.48	$0.18

Diluted earnings (loss) per common share:
From continuing operations	$0.08	$0.22	$0.19	$0.22	$0.28	$0.57	$0.45	$0.17
From discontinued operations:	(0.03)	(0.04)	(0.23)	(0.12)	—	—	—	—

Diluted earnings (loss) per common share	$0.05	$0.18	$(0.04)	$0.10	$0.28	$0.57	$0.45	$0.17

Basic weighted average shares outstanding	27,207,288	27,798,989	27,928,750	28,512,433	30,393,309	30,840,322	31,140,261	31,045,293

Diluted weighted average shares outstanding	28,291,022	28,068,461	29,440,811	30,527,438	32,382,518	32,778,428	33,183,165	32,788,205

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

17. Subsequent Event

  Acquisitions—National Electronic Service Association (NESA)

        On November 1, 2012, the Company acquired the assets of National Electronic Service Association (NESA) in an all cash transaction. The acquisition price included an upfront cash payment of approximately $18,300,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing. The Company's estimate of the fair value of the earn-out as of the date of acquisition was $17.8 million. NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products. NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products. The Company has not yet prepared the preliminary purchase price allocation given the proximity of the transaction to the date of this filing.

  Subordinated Note

        In conjunction with the Jacobs Trading acquisition during 2011, the Company issued a $40,000,000 seller subordinated 5% unsecured note. The note was repaid subsequent to September 30, 2012.

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2010	$1,495	$857	$619	$1,733
Year ended September 30, 2011	1,733	1,608	—	3,341
Year ended September 30, 2012	3,341	1,217	—	4,558
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2010	$613	$34	$319	$328
Year ended September 30, 2011	328	290	104	514
Year ended September 30, 2012	514	962	228	1,248
Inventory allowance (deducted from inventory)
Year ended September 30, 2010	$500	$512	—	$1,012
Year ended September 30, 2011	1,012	194	216	990
Year ended September 30, 2012	990	1,584	—	2,574

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly-owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
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
2.5	Scheme of Arrangement dated May 23, 2012 relating to a cash acquisition by Liquidity Services Limited of GoIndustry-DoveBid plc effected under Part 26 of the United Kingdom Companies Act of 2006.
2.6
Asset Purchase Agreement, dated as of November 1, 2012, among Liquidity Services Canada Ltd., 683949 Ontario Limited, Dominic Renda Holdings Incorporated, Chiku Holdings Ltd., Dominic Renda and Pankaj Dave.
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

Exhibit No.	Description
10.2	Defense Logistics Agency, Multi-Year Sale of Surplus Scrap Material at Locations Nationwide, Defense Reutilization and Marketing Service, Invitation for Bids, No. 99-4001, December 7, 2004, incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.
10.3.1
Executive Employment Agreement, dated September 2, 2004, between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.3.2
Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 26, 2006, incorporated herein by reference to Exhibit 10.3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.3.3
Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 9, 2007, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 16, 2007.#
10.4.1
Executive Employment Agreement, dated September 2, 2004, between the Company and Jaime Mateus-Tique, incorporated herein by reference to Exhibit 10.4.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.4.2
Amendment to Executive Employment Agreement between the Company and Jaime Mateus-Tique, dated January 25, 2006, incorporated herein by reference to Exhibit 10.4.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.1
Executive Employment Agreement, dated January 27, 2005, between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.2
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.5.3
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated February 23, 2012, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 29, 2012.#
10.6.1
Executive Employment Agreement, dated June 13, 2001, between Government Liquidation.com, LLC and Thomas Burton, incorporated herein by reference to Exhibit 10.7.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.6.2
Amendment to Executive Employment Agreement between Government Liquidation.com, LLC and Thomas Burton, dated January 25, 2006, incorporated herein by reference to Exhibit 10.7.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

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
10.13.4	Supplemental Agreement 18 (Sales Contract Number 99-0001-0002), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 12, 2008.
10.14	LSI Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 9, 2006.
10.15	Form of Notice of Stock Option Grant, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006.#

Exhibit No.	Description
10.16	Amendment No. 1 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
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
10.20
Supplemental Agreement No. 6 relating to Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2012.
10.21	Form of Notice of Restricted Stock Grant, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2008.#
10.22
Financing and Security Agreement, dated April 30, 2010, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.23
First Amendment to Financing and Security Agreement dated as of September 1, 2011 between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2011.
10.24
Second Amendment to Financing and Security Agreement dated as of March 13, 2012 between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 16, 2012.
10.25
Revolving Credit Note, dated April 30, 2010, issued by Liquidity Services, Inc. to Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.26
Amended and Restated Revolving Credit Note, dated March 13, 2012, issued by Liquidity Services, Inc. to Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 16, 2012.
10.27
Guaranty of Payment Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America, N.A., incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.

Exhibit No.	Description
10.28	Security Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America., N.A., incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
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
10.33
Shareholders' Agreement dated as of September 1, 2011 among Liquidity Services, Inc., Jacobs Trading, LLC, WGD, Inc., Irwin L. Jacobs and Howard Grodnick, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2011
10.34
Supplemental Agreement to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), dated as of September 22, 2011, between Liquidity Services, Inc. and the Defense Logistics Agency Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 26, 2011.
10.35
Master Merchandise Salvage Contract between Profar Partners, LLC and Wal-Mart Stores, Inc., incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on December 9, 2011.
10.36
Letter from DLA Disposition Services, dated November 5, 2012, relating to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), effective as of June 9, 2005 between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 7, 2012.
21	List of Subsidiaries
23.1	Consent of Ernst & Young LLP
24.1	Power of Attorney (included on signature page)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 29, 2012.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 29, 2012.

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