Form 10-Q
period 2012-12-31
LIQUIDITY SERVICES INC
filed 2013-02-08
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 4, 2013 was 31,554,043.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	December 31,	September 30,
	2012	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,892	$104,782
Accounts receivable, net of allowance for doubtful accounts of $1,127 and $1,248 at December 31, 2012 and September 30, 2012, respectively	19,525	16,226
Inventory	21,914	20,669
Prepaid and deferred taxes	20,237	16,927
Prepaid expenses and other current assets	3,945	3,973
Total current assets	111,513	162,577
Property and equipment, net	11,118	10,382
Intangible assets, net	37,075	34,204
Goodwill	212,664	185,771
Other assets	7,656	7,474
Total assets	$380,026	$400,408
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,342	$9,997
Accrued expenses and other current liabilities	33,797	36,569
Profit-sharing distributions payable	3,508	4,041
Current portion of acquisition earn out payables	2,207	14,511
Customer payables	35,108	34,265
Current portion of note payable	—	10,000
Total current liabilities	85,962	109,383
Acquisition earn out payables	18,113	—
Note payable, net of current portion	—	32,000
Deferred taxes and other long-term liabilities	9,926	9,022
Total liabilities	114,001	150,405
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,501,381 shares issued and outstanding at December 31, 2012; 31,138,111 shares issued and outstanding at September 30, 2012	31	31
Additional paid-in capital	191,942	182,361
Accumulated other comprehensive income	978	1,246
Retained earnings	73,074	66,365
Total stockholders’ equity	266,025	250,003
Total liabilities and stockholders’ equity	$380,026	$400,408

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2012	2011

Revenue	$104,261	$95,896
Fee revenue	17,944	10,135
Total revenue	122,205	106,031

Costs and expenses:
Cost of goods sold (excluding amortization)	47,122	43,285
Profit-sharing distributions	8,410	12,487
Technology and operations	22,547	15,783
Sales and marketing	10,328	6,535
General and administrative	13,968	7,817
Amortization of contract intangibles	2,210	2,020
Depreciation and amortization	1,987	1,526
Acquisition costs	5,376	318

Total costs and expenses	111,948	89,771

Income from operations	10,257	16,260
Interest expense and other income (expense), net	924	(525)

Income before provision for income taxes	11,181	15,735
Provision for income taxes	4,472	6,609

Net income	$6,709	$9,126
Basic earnings per common share	$0.21	$0.30
Diluted earnings per common share	$0.20	$0.28

Basic weighted average shares outstanding	31,482,853	30,393,309
Diluted weighted average shares outstanding	33,054,264	32,382,518

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended December 31,
	2012	2011

Net income	$6,709	$9,126
Other comprehensive income (loss):
Defined benefit pension plan — unrecognized amounts, net of taxes	—	—
Foreign currency translation and other	(268)	1
Other comprehensive income (loss), net of taxes	(268)	1
Comprehensive income	$6,441	$9,127

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at September 30, 2012	—	—	31,138,111	$31	$182,361	$1,246	$66,365	$250,003
Exercise of common stock options and restricted stock	—	—	363,270	—	209	—	—	209
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	—	—	9,372	—	—	9,372
Comprehensive income:
Net income	—	—	—	—	—	—	6,709	6,709
Foreign currency translation and other	—	—	—	—	—	(268)	—	(268)
Balance at December 31, 2012	—	—	31,501,381	$31	$191,942	$978	$73,074	$266,025

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2012	2011
Operating activities
Net income	$6,709	$9,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,197	3,546
Gain on early extinguishment of debt	(1,000)	—
Stock compensation expense	4,367	2,625
Provision for inventory allowance	(733)	(47)
Provision for doubtful accounts	(121)	(211)
Incremental tax benefit from exercise of common stock options	(5,005)	(4,889)
Changes in operating assets and liabilities:
Accounts receivable	(3,177)	1,739
Inventory	(512)	(3,241)
Prepaid expenses and other assets	1,541	6,880
Accounts payable	1,345	(2,314)
Accrued expenses and other	(4,976)	(4,859)
Profit-sharing distributions payable	(533)	(959)
Customer payables	842	4,082
Acquisition earn out payables	(4,118)	—
Other liabilities	967	711
Net cash (used in) provided by operating activities	(207)	12,189
Investing activities
Increase in goodwill and intangibles and cash paid for acquisitions	(14,684)	(80,018)
Purchases of property and equipment	(1,897)	(1,176)
Net cash used in investing activities	(16,581)	(81,194)
Financing activities
Repayment of notes payable	(39,000)	—
Payment of acquisition contingent liabilities	(8,185)	—
Proceeds from exercise of common stock options (net of tax)	209	4,010
Incremental tax benefit from exercise of common stock options	5,005	4,889
Net cash (used in) provided by financing activities	(41,971)	8,899
Effect of exchange rate differences on cash and cash equivalents	(131)	1
Net decrease in cash and cash equivalents	(58,890)	(60,105)
Cash and cash equivalents at beginning of period	104,782	128,904
Cash and cash equivalents at end of period	$45,892	$68,799
Supplemental disclosure of cash flow information
Cash paid for income taxes	$94	$79
Cash paid for interest	2,011	9
Note payable issued in connection with acquisition	—	40,000
Contingent purchase price accrued	23,146	8,185

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013 or any future period. Certain prior period amounts have been reclassified to conform to the current period presentation. Revenue includes revenue earned under the profit-sharing model and the purchase model. Fee revenue is revenue earned under the consignment model and is presented separately as it accounts for more than 10% of the total revenue for certain periods presented. The incremental tax benefit of common stock options is presented separately in the operating section of the statement of cash flows.  Activity from discontinued operations is immaterial in both periods and therefore not disclosed separately from continuing operations.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 is effective for the first quarter of fiscal 2013 (quarter ending December 31, 2012) and should be applied retrospectively.  Adoption of the disclosure requirements did not have a significant impact on the consolidated financial statements.

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

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,621,741 unvested restricted shares outstanding at December 31, 2012, which were issued at prices ranging from $7.48 to $52.55, of which 837,092 and 902,136 shares have been included in the calculation of diluted income per share for the three months ended December 31, 2012 and 2011, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)                 for the three months ended December 31, 2012, 61,358 options; and

(b)                 for the three months ended December 31, 2011, 32,139 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended December 31,
	2012	2011
	(unaudited) (dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	31,482,853	30,393,309
Treasury stock effect of options and restricted stock	1,571,411	1,989,209

Diluted weighted average common shares outstanding	33,054,264	32,382,518
Net income	$6,709	$9,126
Basic income per common share	$0.21	$0.30
Diluted income per common share	$0.20	$0.28

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

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options. The DoD has exercised the first two renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three months ended December 31, 2012 and 2011, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $8,410,000 and $12,487,000, including accrued amounts, as of December 31, 2012 and 2011, of $3,508,000 and $6,308,000, respectively.  The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2012.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.                                      Acquisitions

National Electronic Service Association (NESA)

On November 1, 2012, the Company acquired the assets and assumed liabilities of National Electronic Service Association (NESA) in an all cash transaction.  The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing.  EBITDA growth used in the calculation is capped at 20% of prior period.  The Company’s estimate for the total payout ranges from zero to a maximum $37.7 million.  The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million.  NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products.  NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

Under the acquisition method of accounting, the total estimated purchase price is allocated to NESA’s net tangible and intangible assets acquired based on their estimated fair values as of November 1, 2012. Based on management’s preliminary valuation, as the Company is waiting for additional information and analysis relating to accrued expenses, of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price was allocated as follows:

Consideration Amount
(in thousands)
Cash	$3,760
Goodwill	27,009
Vendor contract intangible asset	3,936
Covenants not to compete	1,400
Other intangible asset	225
Property and equipment	234
Accrued liabilities	(204)
Total consideration	$36,360

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, 75% of which is expected to be tax deductable as a result of the asset purchase structure of the transaction.

Jacobs Trading Company

On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC. The acquisition price included an upfront cash payment of $80.0 million, a seller subordinated 5% unsecured note of $40.0 million, the issuance of 900,171 shares of restricted stock (valued at $24.5 million by applying a 15% discount to the Company’s closing share price on September 30, 2011) and an earn-out payment. The stock consideration contained a restriction that it is not freely tradable for six months following the acquisition date and the Company used the put option analysis method to fair value the stock.  Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company’s estimate of the fair value of the earn-out as of October 1, 2011 was $8.3 million out of a possible total earn out payment of $30.0 million.  During 2012, based on the performance of the business and revised projections, the Company accrued an additional $6.2 million for the earn-out.  As of September 30, 2012, the fair value of the earn-out was $14.5 million.  During the three months ended December 31, 2012, based on the performance of the business and revised projections, the Company accrued an additional $5.1 million and paid out $17.4 million.  As of December 31, 2012, the fair value of the remaining earn-out was $2.2 million. The Company paid in full the $40.0 million seller subordinated note in November 2012.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes our goodwill activity for the periods indicated:

Goodwill (in thousands)
Balance at September 30, 2012	$185,771
New acquisitions	27,009
Translation adjustments	(116)
Balance at December 31, 2012	$212,664

6.                                      Intangible Assets

Intangible assets at December 31, 2012 and September 30, 2012 consisted of the following:

		December 31, 2012			September 30, 2012
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	2 – 5	$37,235	$(9,475)	$27,760	$33,300	$(7,266)	$26,034
Brand and technology	5	6,546	(1,346)	5,200	6,325	(1,023)	5,302
Covenants not to compete	5	5,482	(1,728)	3,754	4,400	(1,770)	2,630
Patent and trademarks	5 - 10	458	(97)	361	374	(136)	238
Total intangible assets, net				$37,075			$34,204

Future expected amortization of intangible assets at December 31, 2012 was as follows:

Years ending September 30,	Future Amortization
(in thousands)
2013 (remaining nine months)	$8,879
2014	11,146
2015	9,371
2016	6,450
2017 and after	1,229
Total	$37,075

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Debt

Senior Credit Facility

On April 30, 2010, the Company entered into a three year term senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.461% at December 31, 2012) due monthly. On March 13, 2012, the Company amended this credit facility extending the term to May 31, 2014 and increasing the borrowing capacity up to $75.0 million.  As of September 30, 2012 and December 31, 2012, the Company had no outstanding borrowings under the Agreement, and the Company’s borrowing availability was $70.5 million, due to issued letters of credit for $4.5 million.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of December 31, 2012, the Company was in compliance with these covenants.

Subordinated Note

In conjunction with the Jacobs Trading acquisition, the Company issued a $40,000,000 seller subordinated 5% unsecured note.  The note was repaid in full in November 2012.  In conjunction with the repayment, the Company received a $1.0 million discount on the principal.  This gain on the early extinguishment of debt has been reflected in interest expense and other income (expense) in the Consolidated Statement of Operations.

8.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2013 tax rate will be approximately 40%.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, the Company’s Board of Directors approved the repurchase of up to an additional $10.0 million in shares under the share repurchase program, and on May 17, 2012, the Company’s Board of Directors approved the repurchase of up to an additional $30.0 million in shares under the share repurchase program.. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the year ended September 30, 2012, 505,067 shares were purchased under the program for approximately $30,000,000.  All repurchased shares have been retired.  During the three months ended December 31, 2012, no shares were purchased under the program. As of December 31, 2012, approximately $18,114,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2011, there were 3,152,804 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2012, the Company granted options to purchase 181,783 shares to employees and directors with exercise prices between $31.37 and $42.31, and options to purchase 78,148 shares were forfeited. During fiscal year 2012, the Company granted 633,647 restricted shares to employees and directors at prices ranging from $31.37 to $52.55, and 138,052 restricted shares were forfeited. At September 30, 2012, there were 2,553,574 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2012, the Company issued options to purchase 59,322 shares to employees and directors at prices ranging from $38.09 to $46.72, and options to purchase 3,208 shares were forfeited. During the three months ended December 31, 2012, the Company issued 469,509 restricted shares to employees and directors at prices ranging from $38.09 to $42.47, and 14,883 restricted shares were forfeited. During the three months ended December 31, 2012, the Company cancelled 100,000 and issued 210,000 restricted shares to a non-employee that vest based on performance conditions. At December 31, 2012, there were 1,932,834 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2012 and the three months ended December 31, 2012 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2011	2,894,547	$11.55
Options granted	181,783	34.42
Options exercised	(1,322,387)	11.72
Options canceled	(78,148)	12.72
Options outstanding at September 30, 2012	1,675,795	13.84
Options granted	59,322	42.37
Options exercised	(20,776)	10.04
Options canceled	(3,208)	25.06
Options outstanding at December 31, 2012	1,711,133	14.86
Options exercisable at December 31, 2012	1,091,473	12.43

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at December 31, 2012 is approximately $44,716,000 and 6.36 and $31,034,000 and 5.79, respectively, based on a stock price of $40.86 on December 31, 2012.  Over the last three years, volatility rates have ranged from 53.50% - 69.03%, a dividend rate of 0%, risk free interest rates have ranged from 0.26% - 1.75% and expected forfeiture rates have ranged from 18.42% - 19.70%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2012 and the three months ended December 31, 2012 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2011	1,294,082	$13.13
Restricted shares granted	633,647	34.05
Restricted shares vested	(390,068)	12.53
Restricted shares canceled	(138,052)	15.70
Unvested restricted shares at September 30, 2012	1,399,609	22.51
Restricted shares granted	679,509	39.48
Restricted shares vested	(342,494)	17.62
Restricted shares canceled	(114,883)	30.62
Unvested restricted shares at December 31, 2012	1,621,741	30.08

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at December 31, 2012 is approximately $66,264,000 and 8.87, respectively, based on a stock price of $40.86 on December 31, 2012.

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

As of December 31, 2012 and September 30, 2012, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of September 30, 2012, the Company’s $14,511,000 liability for the earn-out related to the Jacobs Trading Company acquisition, and, as of December 31, 2012, the $2,200,000 and $18,113,000 liabilities for the earn-outs related to the Jacobs Trading Company and National Electronic Service Association acquisitions, respectively, are the only liabilities measured at fair value on a recurring basis and are classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2012 and the three months ended December 31, 2012 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2011	$10,151
Acquisition contingent consideration	8,185
Settlements	(3,162)
Increase (decrease) of contingent consideration	(663)
Balance at September 30, 2012	14,511
Acquisition contingent consideration	18,113
Settlements	(17,400)
Increase (decrease) of contingent consideration	5,097
Balance at December 31, 2012	$20,321

When valuing its Level 3 liabilities, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management’s projection of EBITDA for the acquired businesses and applying a discount to the expected earn out payments to estimate fair value. Discount rates range from 2.0% to 6.0% and are based on the Company’s cost of borrowing. Changes in the discount rate are not expected to have a material impact on the fair value of these liabilities. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material. Changes in fair value of the Company’s Level 3 liabilities are recorded in Acquisition Costs in the Consolidated Statements of Operations. As it relates to financial liabilities still held as of December 31, 2012, the Company recorded into earnings an additional $5,097,000 of contingent consideration for Jacobs Trading.

The Company’s financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days).  We believe the carrying value approximates fair value due to the short term maturity of these instruments.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

11.                               Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the three months ended December 31, 2012, included the following components:

Qualified Defined Benefit Pension Plan

December 31, 2012 (in thousands)

Service cost	—
Interest cost	$273
Expected return on plan assets	(267)
Amortization of prior service cost	—
Amortization of actuarial (gain)/loss	—
Amortization of transitional obligation/(asset)	—

Total net periodic benefit cost	$6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2012 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

About us.  We operate leading auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our online marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, and www.secondipity.com, and www.go-dove.com.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended December 31, 2012, the number of registered buyers grew from approximately 1,641,000 to approximately 2,240,000, or 36.6%.

Recent initiatives.  On November 1, 2012, we completed the acquisition of the assets of National Electronic Service Association (NESA).  The acquisition price includes an upfront cash payment of approximately $18,300,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing.  Our estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million.  NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products.  NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 12.5 % of our total revenue for the three months ended December 31, 2012. The merchandise sold under our profit-sharing model accounted for approximately 6.6% of our gross merchandise volume, or GMV, for the three months ended December 31, 2012.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 14.7% of our total revenue for the three months ended December 31, 2012. The merchandise sold under our consignment model accounted for approximately 57.6% of our GMV for the three months ended December 31, 2012.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 72.8% of our total revenue for the three months ended December 31, 2012. The merchandise sold under our purchase model accounted for approximately 35.8% of our GMV for the three months ended December 31, 2012.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008,  the original Contract wind down period was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the new Contract on December 18, 2008. The new Surplus Contract expires in February 2014. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 27.5% of our total revenue for the three months ended December 31, 2012. The property sold under our Surplus Contract accounted for approximately 14.4% of our GMV for the three months ended December 31, 2012.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. Following the DoD’s exercise of its first two renewal options, the Scrap Contact expires in June 2014.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 12.5% of our total revenue for the three months ended December 31, 2012. The property sold under our Scrap Contract accounted for approximately 6.6% of our GMV for the three months ended December 31, 2012.

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

Our commercial agreements.  We have over 600 corporate clients each of which has sold in excess of $10,000 of surplus and salvage assets in our marketplaces during the last twelve months. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2012 totaled $233.4 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2012, we completed approximately 129,000 transactions.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2012, we had approximately 2,240,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2012, approximately 566,000 total auction participants participated in auctions on our marketplaces.

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

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•                                          The amortization of contract intangibles relates to amortization of the Scrap Contract beginning in June 2005 and the contract related intangible assets associated with the Jacobs Trading Acquisition on October 1, 2011 and the NESA acquisition on November 1, 2012. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2012	2011
	(In thousands)
	(Unaudited)
Net income	$6,709	$9,126
Interest expense and other (income) expense, net	(924)	525
Provision for income taxes	4,472	6,609
Amortization of contract intangibles	2,210	2,020
Depreciation and amortization	1,987	1,526

EBITDA	14,454	19,806
Stock compensation expense	4,367	2,625
Acquisition costs	5,376	318

Adjusted EBITDA	$24,197	$22,749

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $249.7 million at December 31, 2012. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Amortization of contract intangibles.  Amortization of contract intangibles expense consists of the amortization of our Scrap Contract awarded during June 2005 and our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011, and the NESA transaction on November 1, 2012. The Scrap Contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase is being amortized over 84 months on a straight-line basis. The amortization period is correlated to the base term of the contract, exclusive of renewal periods. The intangible asset created in conjunction with the acquisition of Jacobs Trading is valued at $33.3 million and is being amortized over 55 months on a straight-line basis. The amortization period is correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods.  The vendor contract intangible asset created in conjunction with the NESA acquisition is valued at $3.9 million and is being amortized over 20 months, on a straight-line basis.  The amortization period is correlated to the base term of the contract,  from the acquisition date, exclusive of renewal periods.

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

Income taxes.  During fiscal years 2011 and 2012, we had an effective income tax rate for continuing operations of approximately 43% and 40%, respectively, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2012	2011
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	38.6	40.8
Profit-sharing distributions	6.9	11.8
Technology and operations	18.5	14.9
Sales and marketing	8.4	6.2
General and administrative	11.4	7.4
Amortization of contract intangibles	1.8	1.9
Depreciation and amortization	1.6	1.4
Acquisition costs	4.4	0.3

Total costs and expenses	91.6	84.7

Income from continuing operations	8.4	15.3
Interest expense and other income (expense), net	0.8	(0.5)

Income from continuing operations before provision for income taxes	9.2	14.8
Provision for income taxes	(3.7)	(6.2)

Income from continuing operations	5.5%	8.6%

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Revenue.  Revenue increased $16.2 million, or 15.3%, to $122.2 million for the three months ended December 31, 2012 from $106.0 million for the three months ended December 31, 2011. This was primarily due to (1) a 21.8% increase, or $6.0 million, in our surplus business, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock; (2) a 28.4% increase, or $15.6 million, in our commercial business as a result of the acquisitions of Go-Industry on July 1, 2012, and NESA on November 1, 2012 as well as several new programs for large retailers; and (3) a 20.3% increase, or $0.5 million in our state and local government (GovDeals) business.  These increases were offset in part by a 27.9% decrease, or $5.9 million, in our scrap business, due to lower property flows from the DoD and lower commodity prices.  The amount of gross merchandise volume increased $54.2 million, or 30.2%, to $233.4 million for the three months ended December 31, 2012 from $179.2 million for the three months ended December 31, 2011, primarily due to (1) the growth in our commercial and the DoD surplus business discussed above; and (2) an 18.4% increase, or $4.6 million, in our state and local government (GovDeals) business.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $3.8 million, or 8.9%, to $47.1 million for the three months ended December 31, 2012 from $43.3 million for the three months ended December 31, 2011, primarily due to the growth of our commercial retail supply chain purchase model business.  As a percentage of revenue, cost of goods sold (excluding amortization) decreased from 40.8% to 38.6%, primarily due to the acquisition of Go-Industry on July, 2012, which utilizes the consignment model.

Profit-sharing distributions.  Profit-sharing distributions decreased $4.1 million, or 32.6%, to $8.4 million for the three months ended December 31, 2012 from $12.5 million for the three months ended December 31, 2011. As a percentage of revenue, profit-sharing distributions decreased to 6.9% from 11.8%. These decreases are primarily due to the decrease in our scrap business discussed above.

Technology and operations expenses.  Technology and operations expenses increased $6.7 million, or 42.9%, to $22.5 million for the three months ended December 31, 2012 from $15.8 million for the three months ended December 31, 2011.  As a percentage of revenue, technology and operations expenses increased to 18.5% from 14.9%. These increases are primarily due to (1) expenses of $5.2 million from the acquisitions of Go-Industry and NESA; and (2) expenses of $1.5 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects.

Sales and marketing expenses.  Sales and marketing expenses increased $3.8 million, or 58.0%, to $10.3 million for the three months ended December 31, 2012 from $6.5 million for the three months ended December 31, 2011. As a percentage of revenue, sales and marketing expenses increased to 8.4% from 6.2%. These increases are primarily due to (1) expenses of $3.2 million for the acquisitions of Go-Industry and NESA; and (2) expenses of $0.6 in staff wages, including stock based compensation.

General and administrative expenses.  General and administrative expenses increased $6.2 million, or 78.7%, to $14.0 million for the three months ended December 31, 2012 from $7.8 million for the three months ended December 31, 2011. As a percentage of revenue, general and administrative expenses increased to 11.4% from 7.4%. These increases are primarily due to (1) expenses of $3.7 million for the acquisitions of Go-Industry and NESA; and (2) expenses of $2.5 million in staff wages, including stock based compensation and overhead expenses.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.5 million, or 33.3%, to $2.0 million for the three months ended December 31, 2012 from $1.5 million for the three months ended December 31, 2011, primarily due to (1) expenses of $0.4 million for the acquisitions of Go-Industry and NESA; and (2) additional depreciation expense resulting from the purchase of $6.8 million of property and equipment during the fiscal year ended September 30, 2012.

Acquisition costs.  Acquisition costs increased $5.1 million, or 1,590.6%, to $5.4 million for the three months ended December 31, 2012 from $0.3 million for the three months ended December 31, 2011, primarily as a result of recording an additional $5.1 million for the Jacobs Trading earn-out liability.

Interest expense and other income (expense), net.  Interest expense and other income (expense), net increased $1.4 million to $0.9 million of income for the three months ended December 31, 2012 from $0.5 million of expense for the three months ended December 31, 2011, primarily due the $1.0 million discount received for the early payoff of the $40 million Jacobs Trading acquisition seller subordinated note.

Provision for income tax expense.  Income tax expense decreased $2.1 million, or 32.3%, to $4.5 million for the three months ended December 31, 2012 from $6.6 million for the three months ended December 31, 2011, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $2.4 million, or 26.5%, to $6.7 million for the three months ended December 31, 2012 from $9.1 million for the three months ended December 31, 2011.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2012, we had approximately $45.9 million in cash and cash equivalents and $70.5 million available under our $75.0 million senior credit facility, due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, our Board of Directors approved the repurchase of up to an additional $10.0 million in shares under the share repurchase program, and on May 17, 2012, our Board of Directors approved the repurchase of up to an additional $30.0 million in shares under the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the year ended September 30, 2012, 505,067 shares were purchased under the program for approximately $30,000,000.  All repurchased shares have been retired.  During the three months ended December 31, 2012, no shares were purchased under the program. As of December 31, 2012, approximately $18,114,000 may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Net cash used in operating activities was $0.2 million for the three months ended December 31, 2012.  Net cash provided by operating activities was $12.1 million for the three months ended December 31, 2011. For the three months ended December 31, 2012, net cash used in operating activities primarily consisted of: a net increase in accounts receivable, inventory and prepaid assets of $2.1 million, a net decrease in accounts payable, accrued expenses and other liabilities of $6.5 million (including $9.2 million for the payment of the Jacobs Trading earn-out), provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $5.9 million, net, and $1.0 million from early extinguishment of debt, offset in part by net income of $6.7 million, depreciation and amortization expense of $4.2 million, and stock compensation expense of $4.4 million. For the three months ended December 31, 2011, net cash provided by operating activities primarily consisted of net income of $9.1 million, depreciation and amortization expense of $3.5 million, stock compensation expense of $2.6 million and a net decrease in accounts receivable, inventory and prepaid assets of $5.4 million, offset in part by a net decrease in accounts payable, accrued expenses and other liabilities of $3.3 million, and provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $5.2 million, net.

Net cash used in investing activities was $16.6 million for the three months ended December 31, 2012 and $81.2 million for the three months ended December 31, 2011. Net cash used in investing activities for the three months ended December 31, 2012 consisted primarily of $14.7 million for the acquisition of NESA and capital expenditures of $1.9 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the three months ended December 31, 2011 consisted primarily of $80.0 million for the acquisition of Jacobs Trading and capital expenditures of $1.2 million for purchases of equipment and leasehold improvements.

Net cash used in financing activities was $42.0 million for the three months ended December 31, 2012. Net cash provided by financing activities for the three months ended December 31, 2011 was $8.9 million.  Net cash used in financing activities for the three months ended December 31, 2012 consisted primarily of $39.0 million for the repayment of the Jacobs Trading note payable and $8.2 million for the payment of the Jacobs Trading earn-out, offset in part by the proceeds from the exercise of common stock options including the tax benefit of $5.2 million. Net cash provided by financing activities for the three months ended December 31, 2011 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $8.9 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $6.0 million to $7.0 million in the fiscal year ending September 30, 2013. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2012 were $1.9 million. As of December 31, 2012, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2014. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of December 31, 2012, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $70.5 million due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2012, we were in full compliance with the terms and conditions of our credit agreement.

Subordinated note.  In conjunction with the Jacobs Trading acquisition, we issued a $40,000,000 seller subordinated 5% unsecured note.  We repaid this note in November 2012.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had $40.0 million of fixed rate 5% unsecured subordinated debt as of September 20, 2012, which we repaid in November 2012, and no debt as of December 31, 2012, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than nine percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2012, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 8, 2013.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer