Form 10-Q
period 2013-03-31
LIQUIDITY SERVICES INC
filed 2013-05-07
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 2, 2013 was 31,623,637.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	September 30,
	2013	2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$57,198	$104,782
Accounts receivable, net of allowance for doubtful accounts of $1,141 and $1,248 at March 31, 2013 and September 30, 2012, respectively	18,224	16,226
Inventory	25,181	20,669
Prepaid and deferred taxes	22,194	16,927
Prepaid expenses and other current assets	5,884	3,973
Total current assets	128,681	162,577
Property and equipment, net	10,331	10,382
Intangible assets, net	34,089	34,204
Goodwill	210,207	185,771
Other assets	7,639	7,474
Total assets	$390,947	$400,408
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,763	$9,997
Accrued expenses and other current liabilities	32,753	36,569
Profit-sharing distributions payable	4,314	4,041
Current portion of acquisition earn out payables	—	14,511
Customer payables	34,851	34,265
Current portion of note payable	—	10,000
Total current liabilities	82,681	109,383
Acquisition earn out payables	18,207	—
Note payable, net of current portion	—	32,000
Deferred taxes and other long-term liabilities	9,561	9,022
Total liabilities	110,449	150,405
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,597,378 shares issued and outstanding at March 31, 2013; 31,138,111 shares issued and outstanding at September 30, 2012	31	31
Additional paid-in capital	195,543	182,361
Accumulated other comprehensive income	(848)	1,246
Retained earnings	85,772	66,365
Total stockholders’ equity	280,498	250,003
Total liabilities and stockholders’ equity	$390,947	$400,408

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Revenue	$106,199	$112,165	$207,528	$208,389
Fee revenue	24,125	13,559	45,001	23,366
Total revenue	130,324	125,724	252,529	231,755

Costs and expenses:
Cost of goods sold (excluding amortization)	49,946	55,024	97,068	98,310
Profit-sharing distributions	9,942	11,385	18,352	23,872
Technology and operations	22,407	15,802	44,954	31,585
Sales and marketing	9,973	6,909	20,301	13,445
General and administrative	11,839	8,215	25,807	16,032
Amortization of contract intangibles	2,407	2,020	4,617	4,039
Depreciation and amortization	1,980	1,505	3,967	3,031
Acquisition costs	212	(6,989)	5,588	(6,671)

Total costs and expenses	108,706	93,871	220,654	183,643

Income from operations	21,618	31,853	31,875	48,112
Interest and other (expense) income, net	(96)	(583)	828	(1,108)

Income before provision for income taxes	21,522	31,270	32,703	47,004
Provision for income taxes	(8,824)	(12,508)	(13,296)	(19,116)

Net income	$12,698	$18,762	$19,407	$27,888
Basic earnings per common share	$0.40	$0.61	$0.62	$0.91
Diluted earnings per common share	$0.39	$0.57	$0.59	$0.85

Basic weighted average shares outstanding	31,561,412	30,840,322	31,522,133	30,616,816
Diluted weighted average shares outstanding	32,331,686	32,778,428	32,692,975	32,580,473

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012

Net income	$12,698	$18,762	$19,407	$27,888
Other comprehensive income (loss):
Defined benefit pension plan — unrecognized amounts, net of taxes	—	—	—	—
Foreign currency translation and other	(1,826)	(17)	(2,094)	(17)
Other comprehensive income (loss), net of taxes	(1,826)	(17)	2,094)	(17)
Comprehensive income	$10,872	$18,745	$17,313	$27,871

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

						Accumulated
					Additional	Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at September 30, 2012	—	—	31,138,111	$31	$182,361	$1,246	$66,365	$250,003
Exercise of common stock options and restricted stock	—	—	459,267	—	504	—	—	504
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	—	—	12,678	—	—	12,678
Comprehensive income:
Net income	—	—	—	—	—	—	19,407	19,407
Foreign currency translation and other	—	—	—	—	—	(2,094)	—	(2,094)
Balance at March 31, 2013	—	—	31,597,378	$31	$195,543	$(848)	$85,772	$280,498

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

	Six Months Ended March 31,
	2013	2012
Operating activities
Net income	$19,407	$27,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,584	7,070
Gain on early extinguishment of debt	(1,000)
Stock compensation expense	7,302	5,118
Benefit for inventory allowance	(733)	(40)
Benefit for doubtful accounts	(107)	(129)
Incremental tax benefit from exercise of common stock options	(5,376)	(9,338)
Changes in operating assets and liabilities:
Accounts receivable	(1,891)	(571)
Inventory	(3,779)	(2,475)
Prepaid expenses and other assets	(1,967)	13,276
Accounts payable	766	4,091
Accrued expenses and other	(6,019)	2,545
Profit-sharing distributions payable	273	(1,150)
Customer payables	586	2,226
Acquisition earn out payables	(6,168)	(10,109)
Other liabilities	538	167
Net cash provided by operating activities	10,416	38,569
Investing activities
Increase in goodwill and intangibles and cash paid for acquisitions	(14,698)	(80,040)
Purchases of property and equipment	(2,521)	(2,059)
Net cash used in investing activities	(17,219)	(82,099)
Financing activities
Repayment of notes payable	(39,000)	—
Payment of acquisition contingent liabilities	(8,185)	—
Proceeds from exercise of common stock options (net of tax)	504	9,951
Incremental tax benefit from exercise of common stock options	5,376	9,338
Net cash (used in) provided by financing activities	(41,305)	19,289
Effect of exchange rate differences on cash and cash equivalents	524	(16)

Net decrease in cash and cash equivalents	(47,584)	(24,257)
Cash and cash equivalents at beginning of period	104,782	129,089
Cash and cash equivalents at end of period	$57,198	$104,832
Supplemental disclosure of cash flow information
Cash paid for income taxes	$10,493	$2,445
Cash paid for interest	2,023	40
Note payable issued in connection with acquisition	—	40,000
Contingent purchase price accrued	23,146	8,185

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2013 or any future period.  Certain prior period amounts have been reclassified to conform to the current period presentation.  Revenue includes revenue earned under the profit-sharing model and the purchase model.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue for certain periods presented. The incremental tax benefit of common stock options is presented separately in the operating section of the statement of cash flows.  Activity from discontinued operations is immaterial in both periods and therefore not disclosed separately from continuing operations.

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

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,606,040 unvested restricted shares outstanding at March 31, 2013, which were issued at prices ranging from $7.48 to $52.55, of which 249,403 and 543,248, and 853,660 and 877,898 shares have been included in the calculation of diluted income per share for the three and six months ended March 31, 2013 and 2012, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)                  for the three months ended March 31, 2013, 121,521 options;

(b)                  for the six months ended March 31, 2013, 121,521 options;

(c)                   for the three months ended March 31, 2012, 31,968 options; and

(d)                  for the six months ended March 31, 2012, 31,968 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	31,561,412	30,840,322	31,522,133	30,616,816
Treasury stock effect of options and restricted stock	770,274	1,938,106	1,170,842	1,963,657

Diluted weighted average common shares outstanding	32,331,686	32,778,428	32,692,975	32,580,473

Net income	$12,698	$18,762	$19,407	$27,888
Basic income per common share	$0.40	$0.61	$0.62	$0.91
Diluted income per common share	$0.39	$0.57	$0.59	$0.85

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

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options.  The DoD has exercised the first two renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three and six months ended March 31, 2013 and 2012 profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $9,943,000 and $18,352,000; and $11,385,000 and $23,872,000, respectively, including accrued amounts, as of March 31, 2013 and 2012, of $4,314,000 and $6,117,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2013.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.                                      Acquisitions

National Electronic Service Association (NESA)

On November 1, 2012, the Company acquired the assets and assumed liabilities of National Electronic Service Association (NESA) in an all cash transaction.  The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing.  EBITDA growth used in the calculation is capped at 20% of prior period.  The Company’s estimate for the total payout ranges from zero to a maximum $37.7 million.  The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million.  As of March 31, 2013, the Company’s best estimate of the fair value of the earn out is $18.2 million.  NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products.  NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

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

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, 75% of which is expected to be tax deductible as a result of the asset purchase structure of the transaction.

Jacobs Trading Company

On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC. The acquisition price included an upfront cash payment of $80.0 million, a seller subordinated 5% unsecured note of $40.0 million, the issuance of 900,171 shares of restricted stock (valued at $24.5 million by applying a 15% discount to the Company’s closing share price on September 30, 2011) and an earn-out payment. The stock consideration contained a restriction that it is not freely tradable for six months following the acquisition date and the Company used the put option analysis method to fair value the stock.  Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company’s estimate of the fair value of the earn-out as of October 1, 2011 was $8.3 million out of a possible total earn out payment of $30.0 million.  During 2012, based on the performance of the business and revised projections, the Company accrued an additional $6.2 million for the earn-out.  As of September 30, 2012, the fair value of the earn-out was $14.5 million.  During the three months ended December 31, 2012, based on the performance of the business and revised projections, the Company accrued an additional $5.1 million and paid out $17.4 million.  During the three months ended March 31, 2013, the Company paid out the remaining $2.2 million earn-out. Based on the performance of the business and projections in comparison to the elevated earn-out targets for calendar year 2013 relative to the targets for calendar year 2012, the Company believes the fair value of the calendar year 2013 earn-out as of March 31, 2013 is zero. The Company paid in full the $40.0 million seller subordinated note in November 2012.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes our goodwill activity for the periods indicated:

Goodwill (in thousands)
Balance at September 30, 2012	$185,771
New acquisitions	27,009
Translation adjustments	(2,573)
Balance at March 31, 2013	$210,207

6.                                      Intangible Assets

Intangible assets at March 31, 2013 and September 30, 2012 consisted of the following:

		March 31, 2013			September 30, 2012
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	2 - 5	$37,236	$(11,882)	$25,354	$33,300	$(7,266)	$26,034
Brand and technology	3 - 5	5,967	(1,070)	4,897	6,325	(1,023)	5,302
Covenants not to compete	3 - 5	4,954	(1,481)	3,473	4,400	(1,770)	2,630
Patent and trademarks	3 - 10	477	(112)	365	374	(136)	238
Total intangible assets, net				$34,089			$34,204

Future expected amortization of intangible assets at March 31, 2013 was as follows:

Years ending September 30,	(in thousands)
2013 (remaining six months)	$5,901
2014	11,142
2015	9,367
2016	6,447
2017 and after	1,232
Total	$34,089

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Debt

Senior Credit Facility

On April 30, 2010, the Company entered into a three year term senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.454% at March 31, 2013) due monthly. On March 13, 2012, the Company amended this credit facility extending the term to May 31, 2014 and increasing the borrowing capacity up to $75.0 million.  As of September 30, 2012 and March 31, 2013, the Company had no outstanding borrowings under the Agreement, and the Company’s borrowing availability was $70.5 million, due to issued letters of credit for $4.5 million.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of March 31, 2013, the Company was in compliance with these covenants.

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

8.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2013 tax rate will be approximately 41%.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity

Share Repurchase Program

The Company’s Board of Directors has approved up to $70.0 million in shares under a share repurchase program. On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, the Company’s Board of Directors approved the repurchase of up to an additional $10.0 million in shares under the share repurchase program, and on May 17, 2012, the Company’s Board of Directors approved the repurchase of up to an additional $30.0 million in shares under the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the year ended September 30, 2012, 505,067 shares were purchased under the program for approximately $30,000,000.  All repurchased shares have been retired.  During the six months ended March 31, 2013, no shares were purchased under the program. As of March 31, 2013, approximately $18,114,000 may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2011, there were 3,152,804 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2012, the Company granted options to purchase 181,783 shares to employees and directors with exercise prices between $31.37 and $42.31, and options to purchase 78,148 shares were forfeited. During fiscal year 2012, the Company granted 633,647 restricted shares to employees and directors at prices ranging from $31.37 to $52.55, and 138,052 restricted shares were forfeited. At September 30, 2012, there were 2,553,574 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the six months ended March 31, 2013, the Company issued options to purchase 59,322 shares to employees and directors at prices ranging from $38.09 to $46.72, and options to purchase 32,244 shares were forfeited. During the six months ended March 31, 2013, the Company issued 589,220 restricted shares to employees and directors at prices ranging from $33.13 to $42.47, and 81,777 restricted shares were forfeited. During the six months ended March 31, 2013, the Company cancelled 100,000 and issued 210,000 restricted shares to a non-employee that vest based on performance conditions. At March 31, 2013, there were 1,909,053 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2012, the three months ended December 31, 2012, and the three months ended March 31, 2013 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2011	2,894,547	$11.55
Options granted	181,783	34.42
Options exercised	(1,322,387)	11.72
Options canceled	(78,148)	12.72
Options outstanding at September 30, 2012	1,675,795	13.84
Options granted	59,322	42.37
Options exercised	(20,776)	10.04
Options canceled	(3,208)	25.06
Options outstanding at December 31, 2012	1,711,133	14.86
Options granted	—	—
Options exercised	(27,479)	10.73
Options canceled	(29,036)	17.96
Options outstanding at March 31, 2013	1,654,618	14.87
Options exercisable at March 31, 2013	1,210,647	13.24

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at March 31, 2013 is approximately $26,264,000 and 5.95 and $20,614,000 and 5.50, respectively, based on a stock price of $29.81 on March 31, 2013.  Over the last three years, volatility rates have ranged from 53.50% - 67.54%, a dividend rate of 0%, risk free interest rates have ranged from 0.26% - 1.75%, and expected forfeiture rates have ranged from 18.42% - 19.70%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2012, the three months ended December 31, 2012, and the three months ended March 31, 2013 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2011	1,294,082	$13.13
Restricted shares granted	633,647	34.05
Restricted shares vested	(390,068)	12.53
Restricted shares canceled	(138,052)	15.70
Unvested restricted shares at September 30, 2012	1,399,609	22.51
Restricted shares granted	679,509	39.48
Restricted shares vested	(342,494)	17.62
Restricted shares canceled	(114,883)	30.62
Unvested restricted shares at December 31, 2012	1,621,741	30.08
Restricted shares granted	119,711	34.17
Restricted shares vested	(68,518)	32.23
Restricted shares canceled	(66,894)	28.43
Unvested restricted shares at March 31, 2013	1,606,040	30.36

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at March 31, 2013 is approximately $47,876,000 and 8.70, respectively, based on a stock price of $29.81 on March 31, 2013.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.                               Fair Value Measurement

The Company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. Authoritative guidance issued by the FASB establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  On January 1, 2012, the Company adopted Accounting Standards Update 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement.  Adoption of the disclosure requirements did not have a material impact on our financial position or results of operations.  The hierarchy consists of three levels:

Level 1                   Quoted market prices in active markets for identical assets or liabilities;

Level 2                   Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3                   Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

As of March 31, 2013 and September 30, 2012, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of September 30, 2012, the Company’s $14,511,000 liability for the earn-out related to the Jacobs Trading Company acquisition, and, as of March 31, 2013, the $18,207,000 liability for the earn-out related to the National Electronic Service Association acquisition are the only liabilities measured at fair value on a recurring basis and are classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2012 and the six months ended March 31, 2013 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2011	$10,151
Acquisition contingent consideration	8,185
Settlements	(3,162)
Increase (decrease) of contingent consideration	(663)
Balance at September 30, 2012	14,511
Acquisition contingent consideration	18,050
Settlements	(19,608)
Increase (decrease) of contingent consideration	5,254
Balance at March 31, 2013	$18,207

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

11.                               Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the periods indicated included the following components:

Qualified Defined Benefit Pension Plan

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(dollars in thousands)
Service cost	—	—	—	—
Interest cost	$265	—	$538	—
Expected return on plan assets	(264)	—	(531)	—
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	—
Amortization of transitional obligation/(asset)	—	—	—	—
Total net periodic benefit cost	$1	—	$7	—

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended March 31, 2013, the number of registered buyers grew from approximately 1,711,000 to approximately 2,307,000, or 34.8%.

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

During the three months ended March 31, 2013, we made significant progress implementing our restructuring plan for GoIndustry, which we acquired in July 2012. We closed non performing locations and rationalized the remaining supporting infrastructure, while maintaining the key elements of the organization that have consistently provided a high level of service to our Fortune 1,000 clients.  We expect to complete our restructuring plan over the next six months, and we believe these changes will enable the GoIndustry marketplace to achieve profitable operations in fiscal year 2014.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 13.6% and 13.1 % of our total revenue for the three and six months ended March 31, 2013. The merchandise sold under our profit-sharing model accounted for approximately 6.8% and 6.7% of our gross merchandise volume, or GMV, for the three and six months ended March 31, 2013.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 18.5% and 17.8% of our total revenue for the three and six months ended March 31, 2013. The merchandise sold under our consignment model accounted for approximately 59.1% and 58.4% of our GMV for the three and six months ended March 31, 2013.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 67.9% and 69.1% of our total revenue for the three and six months ended March 31, 2013. The merchandise sold under our purchase model accounted for approximately 34.1% and 34.9% of our GMV for the three and six months ended March 31, 2013.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, the original Contract wind down period was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the new Contract on December 18, 2008. The new Surplus Contract expires in February 2014. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 28.9% and 28.2% of our total revenue for the three and six months ended March 31, 2013. The property sold under our Surplus Contract accounted for approximately 14.5% and 14.5% of our GMV for the three and six months ended March 31, 2013.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. Following the DoD’s exercise of its first two renewal options, the Scrap Contact expires in June 2014.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 13.6% and 13.1% of our total revenue for the three and six months ended March 31, 2013. The property sold under our Scrap Contract accounted for approximately 6.8% and 6.7% of our GMV for the three and six months ended March 31, 2013.

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

During April 2013, the DoD issued a Request For Information (RFI) for the Surplus and Scrap Contracts.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and six months ended March 31, 2013 totaled $259.1 million and $492.5 million, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and six months ended March 31, 2013, we completed approximately 138,000 and 267,000 transactions, respectively.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2013, we had approximately 2,307,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and six months ended March 31, 2013, approximately 643,000 and 1,209,000 total auction participants participated in auctions on our marketplaces, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest and other expense (income), net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense and acquisition costs.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
	(in thousands) (unaudited)
Net income	$12,698	$18,762	$19,407	$27,888
Interest and other expense (income), net	96	583	(828)	1,108
Provision for income taxes	8,824	12,508	13,296	19,116
Amortization of contract intangibles	2,407	2,020	4,617	4,039
Depreciation and amortization	1,980	1,505	3,967	3,031

EBITDA	26,005	35,378	40,459	55,182
Stock compensation expense	2,935	2,493	7,302	5,118
Acquisition costs	212	(6,989)	5,588	(6,671)

Adjusted EBITDA	$29,152	$30,882	$53,349	$53,629

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $244.3 million at March 31, 2013. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Profit-sharing distributions.  Our Scrap Contract  with the DoD has been structured as a profit-sharing arrangement in which we purchase and take possession of all goods we receive from the DoD at a contractual per pound price. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD’s disbursement. We refer to these disbursement payments to the DoD as profit-sharing distributions.

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

Interest and other (expense) income, net.  Interest expense and other expense, net consists primarily of interest expense on borrowings under our subordinated note payable.

Income taxes.  During fiscal years 2011 and 2012, we had an effective income tax rate for continuing operations of approximately 43% and 40%, respectively, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 41%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2013	2012	2013	2012
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	38.3	43.8	38.4	42.4
Profit-sharing distributions	7.6	9.1	7.3	10.3
Technology and operations	17.2	12.6	17.8	13.6
Sales and marketing	7.6	5.5	8.0	5.8
General and administrative	9.1	6.5	10.2	6.9
Amortization of contract intangibles	1.8	1.6	1.8	1.7
Depreciation and amortization	1.5	1.2	1.6	1.4
Acquisition costs	0.2	(5.6)	2.2	(2.9)

Total costs and expenses	83.3	74.7	87.3	79.2

Income from operations	16.6	25.3	12.7	20.8
Interest and other (expense) income, net	(0.1)	(0.5)	0.3	(0.5)

Income from operations before provision for income taxes	16.5	24.8	13.0	20.3
Provision for income taxes	(6.8)	(9.9)	(5.3)	(8.3)

Income from operations	9.7%	14.9%	7.7%	12.0%

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenue.  Revenue increased $4.6 million, or 3.7%, to $130.3 million for the three months ended March 31, 2013 from $125.7 million for the three months ended March 31, 2012. This was primarily due to (1) a 14.3% increase, or $4.7 million, in our Surplus Contract, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock, offset in part by an 8.4% decrease, or $1.6 million, in our DoD Scrap Contract; and (2) a 2.1% increase, or $1.5 million, in our U.S. commercial business as a result of the acquisitions of Go-Industry on July 1, 2012, and NESA on November 1, 2012.  The amount of gross merchandise volume increased $40.7 million, or 18.7%, to $259.1 million for the three months ended March 31, 2013 from $218.4 million for the three months ended March 31, 2012, primarily due to the growth in our DoD Surplus Contract and the acquisition of Go-Industry discussed above.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) decreased $5.1 million, or 9.2%, to $49.9 million for the three months ended March 31, 2013 from $55.0 million for the three months ended March 31, 2012.  As a percentage of revenue, cost of goods sold (excluding amortization) decreased to 38.3% from 43.8%.  These decreases are primarily due to the acquisition of Go-Industry which utilizes the consignment model.

Profit-sharing distributions.  Profit-sharing distributions decreased $1.5 million, or 12.7%, to $9.9 million for the three months ended March 31, 2013 from $11.4 million for the three months ended March 31, 2012.  As a percentage of revenue, profit-sharing distributions decreased to 7.6% from 9.1%.  These decreases are primarily due to a slight decline in the Scrap Contract discussed above.

Technology and operations expenses.  Technology and operations expenses increased $6.6 million, or 41.8%, to $22.4 million for the three months ended March 31, 2013 from $15.8 million for the three months ended March 31, 2012.  As a percentage of revenue, technology and operations expenses increased to 17.2% from 12.6%.  These increases are primarily due to (1) expenses of $4.7 million from the acquisitions of Go-Industry and NESA; and (2) expenses of $1.9 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects.

Sales and marketing expenses.  Sales and marketing expenses increased $3.1 million, or 44.4%, to $10.0 million for the three months ended March 31, 2013 from $6.9 million for the three months ended March 31, 2012. As a percentage of revenue, sales and marketing expenses increased to 7.6% from 5.5%.  These increases are primarily due to expenses of $3.1 million from the acquisitions of Go-Industry and NESA.

General and administrative expenses.  General and administrative expenses increased $3.6 million, or 44.1%, to $11.8 million for the three months ended March 31, 2013 from $8.2 million for the three months ended March 31, 2012.  As a percentage of revenue, general and administrative expenses increased to 9.1% from 6.5%.  These increases are primarily due to (1) expenses of $3.1 million from the acquisitions of Go-Industry and NESA; and (2) expenses of $0.5 million in staff wages, including stock based compensation, and overhead expenses.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.5 million, or 31.6%, to $2.0 million for the three months ended March 31, 2013 from $1.5 million for the three months ended March 2012, primarily due to (1) expenses of $0.4 million for the acquisitions of Go-Industry and NESA; and (2) additional depreciation expense resulting from the purchase of $6.8 million of property and equipment during the fiscal year ended September 30, 2012.

Acquisition costs.  Acquisition costs increased $7.2 million to $0.2 million of expense for the three months ended March 31, 2013 from $7.0 million of income for the three months ended March 31, 2012, primarily as a result of the reversal of the $7.0 million TruckCenter.com earn out liability.

Interest and other (expense) income, net.  Interest and other (expense) income, net decreased $0.5 million or 83.5% to $0.1 million for the three months ended March 31, 2013 from $0.6 million for the three months ended March 31, 2012, primarily due the payoff of the $40 million Jacobs Trading acquisition seller subordinated note in November 2012.

Provision for income tax expense.  Income tax expense decreased $3.7 million, or 29.5%, to $8.8 million for the three months ended March 31, 2013 from $12.5 million for the three months ended March 31, 2012, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $6.1 million, or 32.3%, to $12.7 million for the three months ended March 31, 2013 from $18.8 million for the three months ended March 31, 2012.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenue.  Revenue increased $20.7 million, or 9.0%, to $252.5 million for the six months ended March 31, 2013 from $231.8 million for the six months ended March 31, 2012. This was primarily due to (1) a 17.4% increase, or $10.6 million, in our Surplus Contract, as a result of increasing property flow from the DoD and a higher mix of high value capital assets such as rolling stock, offset in part by an 18.6% decrease, or $7.6 million, in our DoD Scrap Contract; (2) a 13.6% increase, or $17.0 million, in our U.S. commercial business as a result of the acquisitions of Go-Industry on July 1, 2012, and NESA on November 1, 2012, as well as several new programs for large retailers and manufacturers; and (3) a 12.8% increase, or $0.7 million, in our state and local government (GovDeals) business.  The amount of gross merchandise volume increased $94.9 million, or 23.9%, to $492.5 million for the six months ended March 31, 2013 from $397.6 million for the six months ended March 31, 2012, primarily due to (1) the growth in our DoD Surplus Contract, U.S. commercial, and  state and local government businesses discussed above.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) decreased $1.2 million, or 1.3%, to $97.1 million for the six months ended March 31, 2013 from $98.3 million for the six months ended March 31, 2012.   As a percentage of revenue, cost of goods sold (excluding amortization) decreased to 38.4% from 42.4%.  These decreases are primarily due to the acquisition of Go-Industry which utilizes the consignment model.

Profit-sharing distributions.  Profit-sharing distributions decreased $5.5 million, or 23.1%, to $18.4 million for the six months ended March 31, 2013 from $23.9 million for the six months ended March 31, 2012. As a percentage of revenue, profit-sharing distributions decreased to 7.3% from 10.3%.  These decreases are primarily due to a slight decline in our Scrap Contract.

Technology and operations expenses.  Technology and operations expenses increased $13.4 million, or 42.3%, to $45.0 million for the six months ended March 31, 2013 from $31.6 million for the six months ended March 31, 2012. As a percentage of revenue, technology and operations expenses increased to 17.8% from 13.6%.  These increases are primarily due to (1) expenses of $9.9 million from the acquisitions of Go-Industry and NESA; and (2) expenses of $3.5 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects.

Sales and marketing expenses.  Sales and marketing expenses increased $6.9 million, or 51.0%, to $20.3 million for the six months ended March 31, 2013 from $13.4 million for the six months ended March 31, 2012.  As a percentage of revenue, sales and marketing expenses increased to 8.0% from 5.8%.  These increases are primarily due to expenses of $6.4 million from the acquisitions of Go-Industry and NESA.

General and administrative expenses.  General and administrative expenses increased $9.8 million, or 61.0%, to $25.8 million for the six months ended March 31, 2013 from $16.0 million for the six months ended March 31, 2012.  As a percentage of revenue, general and administrative expenses increased to 10.3% from 6.9%.  These increases are primarily due to (1) expenses of $6.7 million from the acquisitions of Go-Industry and NESA; and (2) expenses of $3.1 million in staff wages, including stock based compensation, and overhead expenses.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $1.0 million, or 30.9%, to $4.0 million for the six months ended March 31, 2013 from $3.0 million for the six months ended March 31, 2012, primarily due to (1) expenses of $0.8 million for the acquisitions of Go-Industry and NESA; and (2) additional depreciation expense resulting from the purchase of $6.8 million of property and equipment during the fiscal year ended September 30, 2012.

Acquisition costs.  Acquisition costs increased $12.3 million to $5.6 million of expense for the six months ended March 31, 2013 from $6.7 million of income for the six months ending March 31, 2012, primarily due to (1) recording an additional $5.1 million for the Jacobs Trading earn out liability; and (2) the reversal of the $7.0 millionTruckCenter.com earn out liability.

Interest and other (expense) income, net.  Interest and other (expense) income, net, decreased $1.9 million to $0.8 million of income for the six months ended March 31, 2013 from $1.1 million of expense for the six months ended March 31, 2012, primarily due to the $1.0 million discount received for the early payoff of the $40 million Jacobs Trading acquisition seller subordinated note.

Provision for income tax expense.  Income tax expense decreased $5.8 million, or 30.4%, to $13.3 million for the six months ended March 31, 2013 from $19.1 million for the six months ended March 31, 2012, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $8.5 million, or 30.4%, to $19.4 million for the six months ended March 31, 2013 from $27.9 million for the six months ended March 31, 2012.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2013, we had approximately $57.2 million in cash and cash equivalents and $70.5 million available under our $75.0 million senior credit facility, due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, our Board of Directors approved the repurchase of up to an additional $10.0 million in shares under the share repurchase program, and on May 17, 2012, our Board of Directors approved the repurchase of up to an additional $30.0 million in shares under the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the year ended September 30, 2012, 505,067 shares were purchased under the program for approximately $30,000,000.  All repurchased shares have been retired.  During the three months ended December 31, 2012 and the three months ended March 31, 2013, no shares were purchased under the program. As of March 31, 2013, approximately $18,114,000 may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2013 Compared to Six Months Ended March31, 2012

Net cash provided by operating activities was $10.4 million and $38.6 million for the six months ended March 31, 2013 and 2012, respectively.  For the six months ended March 31, 2013, net cash provided by operating activities primarily consisted of net income of $19.4 million, depreciation and amortization expense of $8.6 million, stock compensation expense of $7.3 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $7.7 million, a net decrease in accounts payable, accrued expenses and other liabilities of $10.0 million (including $11.4 million for the payment of the Jacobs Trading earn-out), provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $6.2 million, net, and $1.0 million from early extinguishment of debt.  For the six months ended March 31, 2012, net cash provided by operating activities primarily consisted of net income of $27.9 million, depreciation and amortization expense of $7.1 million, stock compensation expense of $5.1 million and a net decrease in accounts receivable, inventory and prepaid assets of $10.2 million, offset in part by a net decrease in accounts payable, accrued expenses and other liabilities of $2.2 million, and provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $9.5 million, net.

Net cash used in investing activities was $17.2 million and $82.1 million for the six months ended March 31, 2013 and 2012, respectively.  Net cash used in investing activities for the six months ended March 31, 2013 consisted primarily of $14.7 million for the acquisition of NESA and capital expenditures of $2.5 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the six months ended March 31, 2012 consisted primarily of $80.0 million for the acquisition of Jacobs Trading and capital expenditures of $2.1 million for purchases of equipment and leasehold improvements.

Net cash used in financing activities was $41.3 million for the six months ended March 31, 2013. Net cash provided by financing activities for the six months ended March 31, 2012 was $19.3 million.  Net cash used in financing activities for the six months ended March 31, 2013 consisted primarily of $39.0 million for the repayment of the Jacobs Trading note payable and $8.2 million for the payment of the Jacobs Trading earn-out, offset in part by the proceeds from the exercise of common stock options including the tax benefit of $5.9 million. Net cash provided by financing activities for the six months ended March 31, 2012 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $19.3 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $6.0 million to $7.0 million in the fiscal year ending September 30, 2013. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2013 were $2.5 million. As of March 31, 2013, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2014. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of March 31, 2013, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $70.5 million due to issued letters of credit for $4.5 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2013, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had $40.0 million of fixed rate 5% unsecured subordinated debt as of September 30, 2012, which we repaid in November 2012, and no debt as of March 31, 2013, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than ten percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 7, 2013.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer