Form 10-K
period 2013-09-30
LIQUIDITY SERVICES INC
filed 2013-11-21
CIK 1235468

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the fiscal year ended September 30, 2013
OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2013 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $744,335,757.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 18, 2013 was 32,124,703.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to its 2014 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

INDEX

        Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

 PART I

Item 1.    Business.

Overview

        We operate leading online auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment, and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuing flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2013, the number of registered buyers grew from approximately 2,186,000 to approximately 2,424,000, or 10.9%. During the past three fiscal years, we have conducted over 1,506,000 online transactions generating over $2.4 billion in gross merchandise volume or GMV. We believe the continuing flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.

        In the fiscal year ended September 30, 2013, we generated GMV of $973.3 million and revenue of $505.9 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our GMV has grown at a compound annual growth rate of approximately 28% since fiscal year 2006. Additionally, we have been profitable and cash flow positive each year from fiscal year 2003 through fiscal year 2013. As of September 30, 2011, we ceased our retail supply chain operations and had substantially liquidated these operations in the United Kingdom and have accounted for those operations as discontinued operations for all periods presented.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. According to the National Retail Federation, a retail industry association, the total value of merchandise returned in the United States for 2012 was estimated to be $217 billion, up approximately 14% from $190 billion in 2010. In addition, Manfredi and Associates estimates the global market for surplus capital assets to be approximately $100 billion annually.

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

        A significant number of professional buyers seek surplus and salvage assets to sustain their operations and end customers demand. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms, and small businesses. Traditionally, these buyers have had limited access to a reliable flow of surplus goods and assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:

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

Our Solution

        Our solution is comprised of our online auction marketplaces and value-added services. Our marketplaces and services are designed to provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to several liquid marketplaces with over 2.4 million professional buyers and a suite of services and logistics capabilities to efficiently manage our clients' reverse supply chain. We seek the optimal methods to maximize our clients' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

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

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a virtual cycle for our buyers and sellers. As of September 30, 2013, we had aggregated over 2,424,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2013 we had over 2,458,000 auction participants in our online auctions from our registered buyers. During fiscal year 2013, we grew our registered buyer base by 10.9% or approximately 238,000. As buyers continue to discover and use our online marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Innovation and technology development

        During the past year, we have continued to evolve our technology to create more personalized and diverse user experiences and tools for our buyers and sellers. Some of these, such as our Web-site enhancements or features and multi-channel optimization have already enhanced our business. We intend to develop and introduce new tools to further automate our solution and leverage the scalability of our technology investments across all of our marketplaces. In addition to enhancing the features, experience, and service for our buyers and sellers, we seek to leverage the increasing insight we gain with each transaction to enhance the recovery value clients realize along with improving the relevancy for our buyers in the reverse supply chain.

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

  •
  Our www.truckcenter.com marketplace enables corporations located in the United States to sell surplus and salvage transportation assets. This marketplace and our related services are designed to meet the specific needs of companies and financial institutions by selling their surplus transportation assets to domestic and international buyers.

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

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2013, we had 130 sales and 64 marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value to existing sellers. Our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

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

        We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted in a physically secure and network-secure environment at data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Houston, Texas, which is managed by CyrusOne, in London, GBR, which is managed by COLT, and in Dallas, Texas, which is managed by Equinix, Inc. Every critical piece of our application is fully redundant, and we maintain off-site back-up systems as well as a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our online marketplaces.

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

        The Surplus Contract accounted for 30.3%, 27.2%, and 27.7% of our revenue and 18.5%, 15.5%, and 15.0% of our gross merchandise volume for the fiscal years ended September 30, 2011, 2012 and 2013, respectively. We began operating under the Scrap Contract in August 2005, and it accounted for 25.5%, 16.1%, and 13.5% of our revenue and for 15.4%, 8.9%, and 7.0% of our gross merchandise volume for the fiscal years 2011, 2012 and 2013, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

        Under the Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services' original acquisition value. The DoD has broad discretion to determine what property will be made available for sale to us under the new Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD. The DoD has exercised both renewal options. During April 2013, the DoD issued a Request For Information (RFI) for the Surplus and Scrap Contracts. During November 2013, the DoD suspended the Request For Proposal (RFP) process for the Surplus Contact. We continue to provide services under our existing contract.

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

Our Contracts with Wal-Mart

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 1, 2011, we assumed the rights and obligations under a Master Merchandise Salvage Contract (the "Wal-Mart Agreement"). We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2013, approximately 11% of our GMV was generated from Wal-Mart under multiple contracts / programs.

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

Employees

        As of September 30, 2013, we had 1,020 U.S. employees, including 151 in sales and marketing, 97 in technology, 73 in customer service, 563 in operations and 136 in finance and administration. In addition, as of that date, we had 282 international employees, including 43 in sales and marketing, 2 in technology, 175 in operations and 62 in finance and administration.

        None of our U.S. employees are covered by collective bargaining agreements and 42% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. During fiscal year 2014, we are scheduled to negotiate collective bargaining agreements with employees at our Toronto, ON location that are represented by union locals affiliated with the United Food & Commercial Workers International Union. We believe that we have good relationships with our employees. We have never had a work stoppage.

Available Information

        Our annual, quarterly and current reports, proxy statements, amendments to those reports and other information are also made available free of charge on our website www.liquidityservicesinc.com, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding the Company is routinely posted on and accessible at www.liquidityservicesinc.com.

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

        We have two material contracts with the DLA Disposition Services under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts is significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 30.3%, 27.2%, and 27.7% of our revenue and 18.5%, 15.5%, and 15.0% of our GMV for the fiscal years ended September 30, 2011, 2012 and 2013, respectively. The Scrap Contract accounted for 25.5%, 16.1%, and 13.5% of our revenue and 15.4%, 8.9%, and 7.0% of our GMV in fiscal year 2011, 2012 and 2013, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The Surplus Contract has a three-year base term that expired in February 2012, subject to the DoD's right to extend for two additional one-year terms. The DoD has exercised both extension options. The Scrap Contract has a seven-year base term that expired in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised its right to extend the performance period of the Scrap Contract to June 2014. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire. During April 2013, the DoD issued a Request for Information (RFI) for the Surplus and Scrap Contracts. During November 2013, the DoD suspended the RFP process for the Surplus Contact.

        Our Surplus Contract with the DoD allows either party to terminate the contract for convenience. Although our Scrap Contract does not allow the DoD to terminate for convenience, it requires us to meet specified performance benchmarks. The Scrap Contract may be terminated by the DoD if rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. Although, to date, we have never failed to meet the required benchmark ratios during any of the testing periods, we cannot assure you that we will meet the performance benchmarks in the future. The DoD also has the right, after giving us notice and a 30-day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches. We continue to provide services under our existing contract.

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 1, 2011, we assumed ILJ Enterprises, LLC's rights and obligations under the Master Merchandise Salvage Contract (the "Wal-Mart Agreement") dated as of May 13, 2011 between ILJ Enterprises and Wal-Mart Stores, Inc. We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. While we cannot assure you what our revenue will be for any future period, we believe that the Wal-Mart Agreement will account for a significant portion of our revenue and our GMV for the 2014 fiscal year. If we breach the Wal-Mart Agreement, Wal-Mart may unilaterally terminate the agreement. If our relationship with Wal-Mart is impaired or the Wal-Mart Agreement is terminated, our revenue and income would be significantly lower than currently expected. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2013, approximately 11% of our GMV was generated from Wal-Mart under multiple contracts / programs.

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

        The success of our most recent acquisitions of GoIndustry and NESA depends, in part, on our ability to successfully integrate the acquired businesses and operations with our other businesses and fully realize the anticipated benefits of the acquisitions. If we are not able to achieve these objectives in a cost-effective and timely manner, we may not fully realize the anticipated benefits of the acquisition or it may take us longer to realize the benefits of the acquisition than we expect. Our acquired operations outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

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

        The worldwide financial crisis led to an increase in the overall volatility of the stock market. Despite improved stock market performance, the increased volatility and other broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Other factors that could cause fluctuation in our stock price may include:

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

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        We do not own any real property. We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C., USA	27,100	September 30, 2019
Warehouse	Cranbury, New Jersey, USA	153,800	November 30, 2015
Warehouse	Dallas, Texas, USA	80,500	May 31, 2014
Warehouse	Plainfield, Indiana, USA	187,700	April 30, 2014
Warehouse	North Las Vegas, Nevada, USA	102,400	March 31, 2016
Administrative	Scottsdale, Arizona, USA	23,536	December 31, 2016
Warehouse	Columbus, Ohio, USA	340,000	January 31, 2014
Warehouse	Oklahoma City, Oklahoma, USA	325,100	February 15, 2014
Administrative	Montgomery, Alabama, USA	10,300	September 30, 2014
Administrative	Houston, Texas, USA	12,422	March 31, 2018
Storage Lot	Fontana, California, USA	130,700	May 31, 2018
Storage Lot	Blue Mound, Texas, USA	727,500	May 31, 2018
Storage Lot	Indianapolis, Indiana, USA	697,000	May 31, 2018
Storage Lot	Atlanta, Georgia, USA	479,200	May 31, 2018
Storage Lot	Wilmington, Delaware, USA	484,000	May 31, 2018
Administrative/Warehouse	Hopkins, Minnesota, USA	275,720	April 30, 2019
Warehouse	Appleton, Minnesota, USA	48,000	Month-to-Month
Warehouse	Hayward, California, USA	19,680	October 31, 2015
Warehouse	Hazelwood, Missouri, USA	21,368	November 30, 2013
Warehouse	Hayward, California, USA	24,600	October 31, 2015
Administrative	Owings Mills, Maryland, USA	10,800	May 31, 2014
Administrative	London, UK	6,365	Month-to-Month
Administrative	Toronto, Canada	45,000	February 28, 2016
Administrative	Calamba City, Philippines	15,500	August 31, 2016

        In addition, we lease various administrative space in the North America totaling 72,944 square feet square feet, in Europe, 7,230 square feet, and in Asia, 7,829 square feet.

        Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Houston, Texas, which is managed by CyrusOne, in London, GRB, which is managed by COLT, and in Dallas, Texas, which is managed by Equinix, Inc.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

Item 4.    Mine Safety Disclosures.—Not applicable.

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

Fiscal year ended September 30, 2012	Low	High
First Quarter	$26.39	$39.76
Second Quarter	$31.00	$48.34
Third Quarter	$42.68	$66.57
Fourth Quarter	$37.68	$57.42
Fiscal year ended September 30, 2013
First Quarter	$35.56	$50.74
Second Quarter	$28.62	$44.40
Third Quarter	$28.72	$40.90
Fourth Quarter	$27.26	$38.31

        As of October 17, 2013, there were approximately 20,750 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business. In addition, the credit agreement we entered into on April 30, 2010 contains restrictions on our ability to pay dividends.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2011, 2012 and 2013 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2009 and 2010, and the Consolidated Balance Sheet data as of September 30, 2009, 2010 and 2011 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Certain reclassifications have been made to previously reported financial data to reflect the financial condition, results of operations and cash flows of the Company for discontinued operations. See the discussion of discontinued operations in "Note 5" in our accompanying consolidated financial statements.

	Year ended September 30,
	2009	2010	2011	2012	2013
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$193,966	$249,337	$297,584	$415,829	$404,041
Fee revenue	25,045	23,678	29,794	59,475	101,815

Total revenue	219,011	273,015	327,378	475,304	505,856
Costs and expenses:
Cost of goods sold (excluding amortization)	74,963	109,376	126,395	198,123	199,494
Profit-sharing distributions	43,722	41,310	49,318	43,242	35,944
Technology and operations	43,587	45,700	52,178	67,553	90,052
Sales and marketing	17,438	20,381	23,279	31,252	40,170
General and administrative	20,138	23,606	26,484	37,107	48,950
Amortization of contract intangibles	813	813	813	7,943	7,265
Depreciation and amortization	2,662	3,609	4,881	6,223	10,109
Acquisition costs	—	524	6,702	1,695	5,921

Total costs and expenses	203,323	245,319	290,050	393,138	437,905

Income from continuing operations	15,688	27,696	37,328	82,166	67,951
Interest income (expense) and other income (expense), net	506	(428)	(1,190)	(2,218)	704

Income from continuing operations before income taxes	16,194	27,268	36,138	79,948	68,655
Provision for income taxes	7,788	12,194	15,459	31,652	27,551

Income from continuing operations	8,406	15,074	20,679	48,296	41,104
Loss from discontinued operations	(2,687)	(3,061)	(12,167)	—	—

Net income	$5,719	$12,013	$8,512	$48,296	$41,104

Basic earnings(loss) per common share:
From continuing operations	$0.30	$0.55	$0.75	$1.57	$1.30
From discontinued operations	(0.09)	(0.11)	(0.44)	—	—

Basic earnings per common share	$0.21	$0.44	$0.31	$1.57	$1.30

Diluted earnings(loss) per common share:
From continuing operations	$0.30	$0.55	$0.71	$1.47	$1.26
From discontinued operations	(0.09)	(0.11)	(0.42)	—	—

Diluted earnings per common share	$0.21	$0.44	$0.29	$1.47	$1.26

Basic weighted average shares outstanding	27,699,223	27,098,016	27,736,865	30,854,796	31,616,926

Diluted weighted average shares outstanding	27,846,693	27,406,883	29,081,933	32,783,079	32,657,236

Non-GAAP Financial Measures:
EBITDA from continuing operations(1)	$19,163	$32,117	$43,022	$96,332	$85,325
Adjusted EBITDA from continuing operations(1)	25,628	40,532	58,860	110,144	104,625
Supplemental Operating Data:
Gross merchandise volume from continuing operations(2)	$338,721	$416,314	$548,552	$864,226	$973,325
Completed transactions(3)	469,000	522,000	475,000	501,000	530,000
Total registered buyers(4)	1,202,000	1,403,000	1,604,000	2,186,000	2,424,000
Total auction participants(5)	2,118,000	2,247,000	1,936,000	2,105,000	2,458,000

	As of September 30,
	2009	2010	2011	2012	2013
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$64,154	$75,939	$128,984	$104,782	$95,109
Working capital(6)	59,795	60,064	111,687	53,194	79,289
Total assets	138,588	164,904	227,807	400,408	421,344
Total liabilities	34,606	52,530	66,394	150,405	106,465
Total stockholders' equity	103,982	112,374	161,413	250,003	314,879

(1)
EBITDA from continuing operations and adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest income (expense) and other income (expense), net; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock based compensation expense and acquisition costs such as transaction expenses and changes in earn out estimates. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

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

        We believe non-GAAP financial measures, such as EBITDA and adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:

  •
  The amortization of contract intangibles relates to the amortization of the Scrap Contract beginning in June 2005, the Wal-Mart Contract beginning in October 2011, and an assumed contract associated with the NESA acquisition on November 1, 2012. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

  •
  As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business.

  •
  Share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their estimated fair values. This expense is a non-cash charge that can fluctuate from year to year depending on the number of awards granted in a given year and, among other variables, the price of the Company's stock on the grant date. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

  •
  We believe adjusting net income for acquisition related transaction expenses and changes in contingent consideration is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.

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

        The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2009	2010	2011	2012	2013
	(in thousands)
Income from continuing operations	$8,406	$15,074	$20,679	$48,296	$41,104
Interest (income) expense and other (income) expense, net	(506)	428	1,190	2,218	(704)
Provision for income taxes	7,788	12,194	15,459	31,652	27,551
Amortization of contract intangibles	813	813	813	7,943	7,265
Depreciation and amortization	2,662	3,609	4,881	6,223	10,109

EBITDA from continuing operations	19,163	32,118	43,022	96,332	85,325
Stock compensation expense	6,465	7,891	9,136	12,117	13,379
Acquisition costs	—	524	6,702	1,695	5,921

Adjusted EBITDA from continuing operations	$25,628	$40,533	$58,860	$110,144	$104,625

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

Overview

About us.    We operate leading online auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize our products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com.

        We believe our ability to optimize our clients' net recovery and supply chain for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2013, the number of registered buyers grew from approximately 2,186,000 to approximately 2,424,000, or 10.9%. During the past three fiscal years, we have conducted over 1,506,000 online transactions generating approximately $2.4 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtual cycle for our buyers and sellers.

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

Recent initiatives.    During fiscal year 2013, we made significant progress implementing our restructuring plan for GoIndustry, which we acquired in July 2012. We closed non-performing locations and rationalized the remaining supporting infrastructure, while maintaining key elements of the organization that have consistently provided a high level of service to our Fortune 1000 clients. We believe these changes will enable the GoIndustry marketplace to achieve profitable operations in fiscal year 2014.

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

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 25.5%, 16.1%, and 13.5% of our total revenue for the fiscal years ended September 30, 2011, 2012 and 2013, respectively. The merchandise sold under our profit-sharing model accounted for approximately 15.4%, 8.9%, and 7.0% of our GMV for the fiscal years ended September 30, 2011, 2012 and 2013, respectively.

  •
  Consignment model—fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship and / or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 8.8%, 12.5%, and 20.1% of our total revenue for the fiscal years ended September 30, 2011, 2012 and 2013, respectively, and is recorded as fee revenue in the Consolidated Statement of Operations. The merchandise sold under our consignment model accounted for approximately 44.7%, 52.3%, and 59.1% of our GMV for the fiscal years ended September 30, 2011, 2012 and 2013, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 65.2%, 71.4%, and 66.5% of our total revenue for the fiscal years ended September 30, 2011, 2012 and 2013, respectively. The merchandise sold under our purchase model accounted for approximately 39.6%, 38.8%, and 33.9% of our GMV, for the fiscal years ended September 30, 2011, 2012 and 2013, respectively.

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

Industry trends.    We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) in the long term product innovation in the retail supply chain has increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets; (6) as a result of the economic downturn, an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods marketplace; and (7) in the near term, the decrease in the volume and price of consumer electronic products, resulting in lower supply from our retail clients and lower per unit prices and margins in our retail goods marketplace.

Our Seller Agreements

Our DoD agreements.    We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  In June 2001, we were awarded the Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 30.3%, 27.2%, and 27.7% of our total revenue for the fiscal years ended September 30, 2011, 2012 and 2013, respectively. The property sold under our Surplus Contract accounted for approximately 18.5%, 15.5%, and 15.0% of our GMV for the fiscal years ended September 30, 2011, 2012 and 2013, respectively. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008. We executed the new Contract on December 18, 2008. The new Surplus Contract base term expired in February 2012, subject to DoD's right to extend it for two additional one-year terms. The DoD has exercised both renewal options, and has initiated a Request for Proposal (RFP) process for the next Surplus Contract, which process was suspended in November 2013. We continue to provide services under our existing contract.

  •
  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 25.5%, 16.1%, and 13.5% of our total revenue for the fiscal years ended September 30, 2011, 2012 and 2013, respectively. The property sold under our Scrap Contract accounted for approximately 15.4%, 8.9%, and 7.0% of our GMV for the fiscal years ended September 30, 2011, 2012 and 2013, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract base term expired in August 2012, subject to DoD's right to extend it for three additional one-year terms. The DoD has exercised the first two renewal options.

        Under the Scrap Contract, we acquire scrap property at a per pound price and we are entitled to 23% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) and distribute the remaining profits to DoD. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of this arrangement, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap Contract that we are obligated to pick up from non-DoD locations.

        Under the Surplus Contract, executed on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the new Contract contains a higher fixed percentage price of 1.8% of the DLA Disposition Services' acquisition value to be paid for the property. The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.

        Under the Scrap Contract, we also have a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit sharing distribution. The profit-sharing distribution for the Scrap Contract is 23% and includes inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold.

Our Commercial Agreements.

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 1, 2011, we assumed the rights and obligations under a Master Merchandise Salvage Contract (the "Wal-Mart Agreement"). We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2013, approximately 11% of our GMV was generated from Wal-Mart under multiple contracts / programs.

        During fiscal year 2013, we had over 600 corporate clients who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2013 totaled $973.3 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2013, we completed approximately 530,000 transactions.

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

        Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2013, we had approximately 2,424,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2013, approximately 2,458,000 total auction participants participated in auctions on our marketplaces.

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

        We test our goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit. If our evaluation indicates a likelihood of goodwill impairment, we apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $239.9 million at September 30, 2013. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Amortization of contract intangibles.    Amortization of contract intangibles expense consists of the amortization of our Scrap Contract award during June 2005 and our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011 and the NESA acquisition on November 1, 2012. The Scrap

Contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase was being amortized over 84 months on a straight-line basis and was fully amortized as of September 30, 2012. The amortization period is correlated to the base term of the contract, exclusive of renewal periods. The intangible asset created in conjunction with the Jacobs Trading acquisition is valued at $33.3 million and is being amortized over 55 months on a straight-line basis. The amortization period is correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods. The vendor contract intangible asset created in conjunction with the NESA acquisition is valued at $3.9 million and is being amortized over 20 months, on a straight-line basis. The amortization period is correlated to the base term of the contract, from the acquisition date, exclusive of renewal periods.

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

Interest income and other expense (income), net.    Interest income and other income (expense), net consists primarily of interest income on cash and short-term investments and interest expense on borrowings under our notes payable and realized gains or losses on short-term investments.

Income taxes.    During fiscal years 2011, 2012 and 2013, we had an effective income tax rate for continuing operations of approximately 43%, 40% and 40%, respectively, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 40%.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2011	2012	2013
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	38.6	41.7	39.5
Profit-sharing distributions	15.1	9.1	7.1
Technology and operations	15.9	14.2	17.8
Sales and marketing	7.1	6.6	7.9
General and administrative	8.1	7.8	9.7
Amortization of contract intangibles	0.3	1.7	1.4
Depreciation and amortization	1.4	1.3	2.0
Acquisition costs	2.1	0.3	1.2

Total costs and expenses	88.6	82.7	86.6

Income from continuing operations	11.4	17.3	13.4
Interest and other expense (income), net	0.4	0.5	(0.2)

Income from continuing operations before provision for income taxes	11.0	16.8	13.6
Provision for income taxes	4.7	6.6	5.5

Income from continuing operations	6.3%	10.2%	8.1%

Year Ended September 30, 2013 Compared to Year Ended September 30, 2012

Revenue.    Revenue increased $30.6 million, or 6.4%, to $505.9 million for the year ended September 30, 2013 from $475.3 million for the year ended September 30, 2012. This increase was primarily due to (1) a 10.0% increase, or $24.1 million, in our commercial marketplaces as a result of the acquisitions of GoIndustry in July 2012, and NESA on November 1, 2012; (2) a 28.5% increase, or $3.5 million, in our state and local government (GovDeals) marketplace; and (3) a 9.3% increase, or $11.8 million increase in our Surplus Contract as a result of increased property flow from the DoD. These increases were offset in part by a 10.9% decrease, or $8.4 million in our DoD Scrap Contract as a result of decreasing property flow from the DoD. The amount of gross merchandise volume increased $109.1 million, or 12.6%, to $973.3 million for the year ended September 30, 2013 from $864.2 million for the year ended September 30, 2012, primarily due to (1) the acquisition of GoIndustry in July 2012; and (2) a 16.7% increase, or $22.0 million in our state and local government marketplace.

Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $1.4 million, or 0.7%, to $199.5 million for the year ended September 30, 2013 from $198.1 million for the year ended September 30, 2012. As a percentage of revenue, these expenses decreased to 39.5% from 41.7%, primarily as a result of the acquisition of GoIndustry which primarily utilizes the consignment model.

Profit-sharing distributions.    Profit-sharing distributions decreased $7.3 million, or 16.9%, to $35.9 million for the year ended September 30, 2013 from $43.2 million for the year ended September 30, 2012. As a percentage of revenue, these expenses decreased to 7.1% from 9.1%. These decreases were primarily due to decreasing property flow from the DoD Scrap contract and lower commodity prices.

Technology and operations expenses.    Technology and operations expenses increased $22.5 million, or 33.3%, to $90.1 million for the year ended September 30, 2013 from $67.6 million for the year ended September 30, 2012. As a percentage of revenue, these expenses increased to 17.8% from 14.2%. These increases are primarily due to (1) expenses of $14.6 million related to the activity of GoIndustry and NESA; and (2) expenses of $7.9 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects.

Sales and marketing expenses.    Sales and marketing expenses increased $8.9 million, or 28.5%, to $40.2 million for the year ended September 30, 2013 from $31.3 million for the year ended September 30, 2012. As a percentage of revenue, these expenses increased to 7.9% from 6.6%. These increases are primarily due to expenses of $8.1 million related to the activity of GoIndustry and NESA.

General and administrative expenses.    General and administrative expenses increased $11.8 million, or 31.9%, to $48.9 million for the year ended September 30, 2013 from $37.1 million for the year ended September 30, 2012. As a percentage of revenue, these expenses increased to 9.7% from 7.8%. These increases are primarily due to (1) expenses of $9.3 million related to the activity of GoIndustry and NESA; and (2) $2.4 million of expenses associated with increases in general corporate expenses.

Amortization of contract intangibles.    Amortization of contract intangibles decreased $0.6 million, or 8.5%, to $7.3 million for the year ended September 30, 2013 from $7.9 million for the year ended September 30, 2012, as a result of our the contract intangible associated with the DoD contract being fully amortized during 2013.

Depreciation and amortization expenses.    Depreciation and amortization expenses increased $3.9 million, or 62.4%, to $10.1 million for the year ended September 30, 2013 from $6.2 million for the year ended September 30, 2012, primarily due to additional depreciation expense resulting from the purchases of $5.5 million and $6.8 million of property and equipment during the fiscal years ended September 30, 2013 and 2012, respectively.

Acquisition costs.    Acquisition costs increased $4.2 million to $5.9 million for the year ended September 30, 2013 from $1.7 million for the year ended September 30, 2012, primarily due to the increase of $5.1 million for the fair value of the Jacobs Trading earn out liability.

Interest and other expense (income), net.    Interest and other expense (income), net, increased $2.9 million, or 131.7%, to $0.7 million of income for the year ended September 30, 2013 from $2.2 million of expense for the year ended September 30, 2012, primarily due to the payoff of the $40 million Jacobs Trading acquisition seller subordinated note which bears interest at 5% for which we received a $1.0 million early payment discount that was recorded as a gain.

Provision for income tax expense.    Income tax expense decreased $4.1 million, or 13.0%, to $27.6 million for the year ended September 30, 2013 from $31.7 million for the year ended September 30, 2011, primarily due to the decrease in income before provision for income taxes from operations.

Net income.    Net income decreased $7.2 million, or 14.9%, to $41.1 million for the year ended September 30, 2013 from $48.3 million for the year ended September 30, 2012 for the reasons noted above.

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

Net income.    Net income increased $39.8 million, or 467.4%, to $48.3 million for the year ended September 30, 2012 from $8.5 million for the year ended September 30, 2011 for the reasons noted above.

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2013, we had approximately $95.1 million in cash and cash equivalents and $67.8 million available under our $75.0 million senior credit facility, due to issued letters of credit for $7.2 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. In fiscal year 2013, we utilized $41.0 million to repay the seller subordinated 5.0% note, including accrued interest, associated with the Jacobs Trading acquisition and $18.3 million to close the NESA acquisition.

        On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010, and May 3, 2011, our Board of Directors approved the repurchase of up to an additional $10.0 million in shares, and on May 17, 2012, an additional $30.0 million in shares were approved to be repurchased by our Board of Directors under the share repurchase program. Our Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000. During the year ended September 30, 2012, 505,067 shares were purchased and retired under the program for approximately $30,000,000. During the year ended September 30, 2013, no shares were purchased under the program. As of September 30, 2013, approximately $18,114,000 may yet be expended under the program.

Senior credit facility.    We maintain a $75.0 million senior credit facility due May 31, 2014. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of September 30, 2013, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $67.8 million due to issued letters of credit for $7.2 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2013, we were in full compliance with the terms and conditions of our credit agreement.

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

Changes in Cash Flows: 2013 Compared to 2012

        Net cash provided by operating activities from continuing operations decreased $5.9 million to $46.7 million for the year ended September 30, 2013 from $52.6 million for the year ended September 30, 2012. For the year ended September 30, 2013, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $41.1 million, depreciation and amortization expense of $17.4 million, stock compensation expense of $13.4 million, offset in part by a net decreases in accounts payable, accrued expenses and other liabilities of $6.5 million (including $9.2 million for the payment of the Jacobs Trading earn-out), provisions for inventory allowance, doubtful accounts, deferred tax benefit, and incremental tax from exercises of common stock options of $17.0 million, net, a net increase in accounts receivable, inventory and prepaid expense of $0.7 million, and $1.0 million from early extinguishment of debt. For the year ended September 30, 2012, net cash provided by operating activities from continuing operations primarily consisted of income from continuing operations of $48.3 million, depreciation and amortization expense of $14.1 million, stock compensation expense of $12.1 million, a net increase in accounts receivable, inventory and prepaid expense of $16.2 million, offset in part by a net decrease in accounts payable, accrued expenses and other liabilities of $20.4 million, and a net increase in the provision for doubtful accounts, inventory allowance, deferred tax benefit, and incremental tax from exercise of common stock options of $17.7 million.

        Net cash used in investing activities was $20.2 million for the year ended September 30, 2013 and $78.6 million for the year ended September 30, 2012. Net cash used in investing activities in fiscal 2013 consisted primarily of net cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $14.7 million, and capital expenditures of $5.5 million for purchases of equipment and leasehold improvements. Net cash used in investing activities in fiscal 2012 consisted primarily of net cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $71.8 million, and capital expenditures of $6.8 million for purchases of equipment and leasehold improvements.

        Net cash used in financing activities was $36.1 million for the year ended September 30, 2013, and net cash provided by financing activities was $2.4 million for the year ended September 30, 2012. Net cash used by financing activities in fiscal 2013 consisted primarily of $39.0 million for the repayment of the Jacobs Trading note payable and $8.2 million for the payment of the Jacobs Trading earn-out, offset in part by $2.5 million from exercises of common stock options and the tax benefit of $8.6 million. Net cash provided by financing activities in fiscal 2012 consisted primarily of $15.5 million from exercises of common stock options and the tax benefit of $16.9 million, offset in part by $30.0 million for stock repurchases.

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

        Net cash used in investing activities was $78.6 million for the year ended September 30, 2012, and net cash provided by investing activities was $19.6 million for the year ended September 30, 2011. Net cash used in investing activities in fiscal 2012 consisted primarily of net cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $71.8 million, and capital expenditures of $6.8 million for purchases of equipment and leasehold improvements. Net cash provided by investing activities in fiscal 2011 consisted primarily of net proceeds from the sale and purchase of short-term investments of $33.5 million, offset by capital expenditures of $4.8 million for purchases of equipment and leasehold improvements, and cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $9.1 million.

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

Capital Expenditures.    Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $6.0 million to $7.0 million in the fiscal year ending September 30, 2014. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2013 were $5.5 million. As of September 30, 2013, we have no outstanding commitments for capital expenditures.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2013. Operating leases, which represent commitments to rent office and warehouse space in the United States, are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$32,907	$9,258	$12,958	$8,508	$2,183

Total contractual cash obligations	$32,907	$9,258	$12,958	$8,508	$2,183

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2011, 2012 and 2013.

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

        In September 2011, the FASB amended its guidance for testing goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amended guidance, included in ASU 2011-08, "Testing Goodwill for Impairment" is effective for our annual reporting period beginning on October 1, 2012. The amended guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The adoption of this guidance did not have a material impact on the financial statements.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 was effective for our first quarter of fiscal 2013 (quarter ending December 31, 2012) and is applied retrospectively. The adoption of this guidance had the effect of including the consolidated statements of comprehensive income in the financial statements.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We had $40.0 million of fixed 5% unsecured subordinated debt as of September 30, 2012, which we repaid in fiscal year 2013, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity.    We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than ten percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

        Management assessed our internal control over financial reporting as of September 30, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Liquidity Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013 of Liquidity Services, Inc. and subsidiaries and our report dated November 21, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
November 21, 2013

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Incorporated by reference from the Company's Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2013.

Code of Ethics, Governance Guidelines and Committee Charters

        We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees. The Code of Business Conduct and Ethics is available on our website.

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2013.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2013.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

        Incorporated by reference from the Company's Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2013.

Item 14.    Principal Accounting Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2013.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 21, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 21, 2013

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$95,109	$104,782
Accounts receivable, net of allowance for doubtful accounts of $891 and $1,248 in 2013 and 2012, respectively	24,050	16,226
Inventory	29,261	20,669
Prepaid and deferred taxes	11,243	16,927
Prepaid expenses and other current assets	4,802	3,973

Total current assets	164,465	162,577
Property and equipment, net	10,380	10,382
Intangible assets, net	28,205	34,204
Goodwill	211,711	185,771
Other assets	6,583	7,474

Total assets	$421,344	$400,408

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,539	$9,997
Accrued expenses and other current liabilities	34,825	36,425
Profit-sharing distributions payable	4,315	4,041
Current portion of acquisition earn out payable	—	14,511
Customer payables	29,497	34,255
Current portion of note payable	—	10,000
Current liabilities of discontinued operations	—	154

Total current liabilities	85,176	109,383
Acquisition earn out payable	18,390	—
Note payable, net of current portion	—	32,000
Deferred taxes and other long-term liabilities	2,899	9,022

Total liabilities	106,465	150,405
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,811,764 shares issued and outstanding at September 30, 2013; 31,138,111 shares issued and outstanding at September 30, 2012	31	31
Additional paid-in capital	206,861	182,361
Accumulated other comprehensive income	518	1,246
Retained earnings	107,469	66,365

Total stockholders' equity	314,879	250,003

Total liabilities and stockholders' equity	$421,344	$400,408

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2013	2012	2011
Revenue	$404,041	$415,829	$297,584
Fee revenue	101,815	59,475	29,794

Total revenue from continuing operations	505,856	475,304	327,378
Costs and expenses from continuing operations:
Cost of goods sold (excluding amortization)	199,494	198,123	126,395
Profit-sharing distributions	35,944	43,242	49,318
Technology and operations	90,052	67,553	52,178
Sales and marketing	40,170	31,252	23,279
General and administrative	48,950	37,107	26,484
Amortization of contract intangibles	7,265	7,943	813
Depreciation and amortization	10,109	6,223	4,881
Acquisition costs	5,921	1,695	6,702

Total costs and expenses	437,905	393,138	290,050

Income from continuing operations	67,951	82,166	37,328
Interest and other expense (income), net	(704)	2,218	1,190

Income before provision for income taxes from continuing operations	68,655	79,948	36,138
Provision for income taxes	27,551	31,652	15,459

Income from continuing operations	41,104	48,296	20,679
Loss from discontinued operations, net of tax	—	—	12,167

Net income	$41,104	$48,296	$8,512

Basic earnings (loss) per common share:
From continuing operations	$1.30	$1.57	$0.75
From discontinued operations	—	—	(0.44)

Basic earnings per common share	$1.30	$1.57	$0.31

Diluted earnings (loss) per common share:
From continuing operations	$1.26	$1.47	$0.71
From discontinued operations	—	—	(0.42)

Diluted earnings per common share	$1.26	$1.47	$0.29

Basic weighted average shares outstanding	31,616,926	30,854,796	27,736,865

Diluted weighted average shares outstanding	32,657,236	32,783,079	29,081,933

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year ended September 30,
	2013	2012	2011
Net income	$41,104	$48,296	$8,512
Other comprehensive income (loss):
Defined benefit pension plan—unrecognized amounts, net of taxes	563	584	—
Foreign currency translation and other	(1,291)	610	4,697

Other comprehensive income (loss), net of taxes	(728)	1,194	4,697

Comprehensive income	$40,376	$49,490	$13,209

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2010	(1,932,481)	(18,343)	28,827,072	27	85,517	(4,645)	49,818	112,374
Common stock repurchase	(229,575)	(3,541)	—	—	—	—	—	(3,541)
Exercise of common stock options and restricted stock	—	—	2,365,536	2	23,637	—	—	23,639
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	15,732	—	—	15,732
Comprehensive income:
Net income	—	—	—	—	—	—	8,512	8,512
Foreign currency translation and other	—	—	—	—	—	4,697	—	4,697

Balance at September 30, 2011	(2,162,056)	(21,884)	31,192,608	29	124,886	52	58,330	161,413
Common stock repurchase	(505,067)	(29,999)	—	—		—	—	(29,999)
Common stock retired	2,667,123	51,883	(2,667,123)		(11,622)		(40,261)	—
Exercise of common stock options and restricted stock	—	—	1,712,455	1	15,490	—	—	15,491
Stock consideration paid for acquisition	—	—	900,171	1	24,537	—	—	24,538
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	29,070	—	—	29,070
Comprehensive income:
Net income	—	—	—	—	—	—	48,296	48,296
Defined benefit pension plan—unrecognized amounts, net of taxes						584		584
Foreign currency translation and other	—	—	—	—	—	610	—	610

Balance at September 30, 2012	—	—	31,138,111	31	182,361	1,246	66,365	250,003
Exercise of common stock options and restricted stock	—	—	673,653	—	2,532	—	—	2,532
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	21,968	—	—	21,968
Comprehensive income:
Net income	—	—	—	—	—	—	41,104	41,104
Defined benefit pension plan—unrecognized amounts, net of taxes						563		563
Foreign currency translation and other	—	—	—	—	—	(1,291)	—	(1,291)

Balance at September 30, 2013	—	—	31,811,764	$31	$206,861	$518	$107,469	$314,879

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2013	2012	2011
Operating activities
Net income	$41,104	$48,296	$8,512
Less: Discontinued operations, net of tax	—	—	(12,167)

Income from continuing operations	41,104	48,296	20,679
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization	17,374	14,166	5,694
Gain on early extinguishment of debt	(1,000)	—	—
Stock compensation expense	13,379	12,117	9,136
Inventory allowance	(1,122)	884	(22)
Doubtful accounts	(357)	117	221
Deferred tax (benefit) expense	(6,852)	(1,719)	66
Incremental tax benefit from exercise of common stock options	(8,588)	(16,953)	(6,597)
Changes in operating assets and liabilities:
Accounts receivable	(7,466)	(1,596)	(1,809)
Inventory	(7,470)	(132)	(392)
Prepaid expenses and other assets	14,217	17,890	7,815
Accounts payable	6,542	(7,570)	1,552
Accrued expenses and other	(2,341)	(8,534)	(691)
Profit-sharing distributions payable	274	(3,226)	1,671
Customer payables	(4,768)	2,510	2,945
Acquisition earn out payable	(5,985)	(3,826)	358
Other liabilities	(198)	205	(1)

Net cash provided by operating activities from continuing operations	46,743	52,629	40,625
Net cash used by operating activities from discontinued operations	—	(483)	(739)

Net cash provided by operating activities	46,743	52,146	39,886
Investing activities
Purchases of short-term investments	—	—	(10,292)
Proceeds from the sale of short-term investments	—	—	43,812
Cash paid for acquisitions and increase in goodwill and intangibles	(14,730)	(71,796)	(9,092)
Purchases of property and equipment	(5,463)	(6,793)	(4,822)

Net cash (used in) provided by investing activities	(20,193)	(78,589)	19,606
Financing activities
Principal repayments of debt	(39,000)	—	—
Repurchases of common stock	—	(29,999)	(3,541)
Proceeds from exercise of common stock options (net of tax)	2,532	15,491	23,639
Incremental tax benefit from exercise of common stock options	8,588	16,953	6,597
Payment of acquisition contingent liabilities	(8,185)	—	—

Net cash (used in) provided by financing activities	(36,065)	2,445	26,695
Effect of exchange rate differences on cash and cash equivalents	(158)	(309)	(476)

Net increase (decrease) in cash and cash equivalents	(9,673)	(24,307)	85,711
Cash and cash equivalents at beginning of year	104,782	129,089	43,378

Cash and cash equivalents at end of year	95,109	104,782	129,089
Less: Cash and cash equivalents of discontinued operations at end of year	—	—	105

Cash and cash equivalents of continuing operations at end of year	$95,109	$104,782	$128,984

Supplemental disclosure of cash flow information
Cash paid for income taxes	$16,760	$14,482	$6,245
Cash paid for interest	2,034	117	62
Note payable issued in connection with acquisition	—	40,000	—
Contingent purchase price accrued	18,390	7,438	6,989

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

  Short-Term Investments

        Available-for-sale securities, which approximate par value, were stated at fair value, with the unrealized gains and losses reported in accumulated other comprehensive income. For the years ended September 30, 2013, 2012 and 2011, there were no unrealized losses reported in accumulated other comprehensive income. Realized gains and losses and declines in fair value that are determined to be other-than-temporary on available-for-sale securities are included in interest income and other income, net. The cost of securities sold was based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in Interest and other income (expense), net. Realized losses for sales of investments for the years ended September 30, 2013, 2012 and 2011 were $0, $0, and $15,000, respectively.

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

  Goodwill

        Goodwill and other non-amortizable intangible assets are reviewed for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant customer. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more than likely than not (that is, a likelihood of more than 50 percent) that

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, then no further testing of goodwill assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the Company applies a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in the statements of operations.

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

        In arrangements in which the Company acts as an agent or broker on a consignment basis, without taking physical or general inventory risk, revenue is recognized based on the sales commissions that are paid to the Company by the sellers for utilizing LSI's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction. Such revenue as well as other fee revenue is presented as Fee Revenue in the Consolidated Statements of Operations.

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

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents in banks over FDIC limits, and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

        For the years ended September 30, 2013, 2012, and 2011, approximately 11%, 20%, and 11% of the Company's Gross Merchandise Volume (GMV) was generated from Wal-Mart under multiple contracts / programs.

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

  Stock-Based Compensation

        The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company's common stock on the date of grant. The determination of the fair value of the Company's stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company's common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ materially from these estimates.

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

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $4,560,000, $4,939,000, and $4,768,000 for the years ended September 30, 2013, 2012 and 2011, respectively.

  Fair Value of Financial Instruments

        Cash and cash equivalents, accounts receivable, accounts payable, profit-sharing distributions payable, and customer payables reported in the Consolidated Balance Sheets approximate their fair values.

  Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses for 2011 are included in losses from discontinued operations and for 2012 and 2013 are included in interest expense and other expense (income), net in the consolidated statements of operations.

  Comprehensive Income

        Comprehensive income includes net income adjusted for foreign currency translation; unrealized gains and losses on available-for-sale securities, and pension benefit adjustments, and is reflected as a separate component of stockholders' equity. For the years ended September 30, 2013, 2012 and 2011, respectively, comprehensive income was $40,376,000, $49,490,000, and $13,209,000.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Earnings per Share

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,294,082 unvested restricted shares, which were issued at prices ranging from $7.48 -$25.52, during the years ended September 30, 2011, 2010, and 2009, of which all have been included in the calculation of diluted income per share for the year ended September 30, 2011, due to the significant difference between the issuance price and the average market price for the period in which they have been outstanding. The Company had 1,399,609 unvested restricted shares, which were issued at prices ranging from $7.48 - $52.55, during the years ended September 30, 2012, 2011, 2010, and 2009, of which all have been included in the calculation of diluted income per share for the year ended September 30, 2012. The Company had 1,543,869 unvested restricted shares, which were issued at prices ranging from $7.48 - $52.55, during the years ended September 30, 2013, 2012, 2011, 2010, and 2009, of which 383,831 have been included in the calculation of diluted income per share for the year ended September 30, 2013. The Company has also not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

        (a)   for the fiscal year ended September 30, 2013 - 151,291 options;

        (b)   for the fiscal year ended September 30, 2012 - 0 options; and

        (c)   for the fiscal year ended September 30, 2011 - 0 options.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2013	2012	2011
	(dollars in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	31,616,926	30,854,796	27,736,865
Treasury stock effect of options and restricted stock	1,040,310	1,928,283	1,345,068

Diluted weighted average common shares outstanding	32,657,236	32,783,079	29,081,933

Income from continuing operations	$41,104	$48,296	$20,679
Income from discontinued operations	—	—	(12,167)

Net income	$41,104	$48,296	$8,512

Basic income (loss) per common share:
From continuing operations	$1.30	$1.57	$0.75
From discontinued operations	—	—	(0.44)

Basic income per common share	$1.30	$1.57	$0.31

Diluted income (loss) per common share:
From continuing operations	$1.26	$1.47	$0.71
From discontinued operations	—	—	(0.42)

Diluted income per common share	$1.26	$1.47	$0.29

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

  Recent Accounting Pronouncements

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance by requiring that additional information be disclosed about items reclassified out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the note to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

will be effective for interim and annual periods beginning after December 15, 2012, which for the Company will be its fiscal 2014 first quarter. The Company does not believe the adoption of this update will have a material impact on its financial statements.

        In September 2011, the FASB amended its guidance for testing goodwill for impairment by allowing an entity to use a qualitative approach to test goodwill for impairment. The amended guidance, included in ASU 2011-08, "Testing Goodwill for Impairment" is effective for the Company for its annual reporting period beginning on October 1, 2012. The amended guidance is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The adoption of this guidance did not have a material impact on the consolidated financial statements.

        In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220)—Presentation of Comprehensive Income, to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. ASU 2011-05 was effective for the Company in its first quarter of fiscal 2013 (quarter ended December 31, 2012) and is applied retrospectively. The adoption of this guidance had the effect of including the consolidated statements of comprehensive income in these financial statements.

3. Significant Contracts

  DLA Disposition Services

        The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The DoD has exercised both renewal options. During November 2013, the DoD suspended the Request For Proposal (RFP) process for the Surplus Contact. We continue to provide services under our existing contract. Under the Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD's original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet, the Company has a liability to the DoD of approximately $9,257,000 and $9,627,000 for inventory as of September 30, 2013 and 2012, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

        As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam. Revenue from the Surplus Contract accounted for 30.3%, 27.2%, and 27.7% of our consolidated revenue for the fiscal years ended September 30, 2011, 2012, and 2013, respectively.

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

DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the years ended September 30, 2013, 2012 and 2011 of approximately $1,265,000, $1,651,000, and $1,601,000, respectively. For the years ended September 30, 2013, 2012 and 2011, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $35,944,000 $43,242,000, and $49,318,000, including accrued amounts, as of September 30, 2013, 2012, and 2011, of $4,315,000 $4,041,000, and $7,203,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2013.

        As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam. Revenue from the Scrap Contract accounted for 25.5%, 16.1%, and 13.5% of our consolidated revenue for the fiscal years ended September 30, 2011, 2012, and 2013, respectively.

4. Acquisitions

  Truck Center Acquisition

        On June 1, 2011, the Company acquired the assets of Truckcenter.com, LLC. (TC) for approximately $15,989,000. The acquisition price included an upfront cash payment of $9,000,000 and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by TC during the trailing 12 months ending August 31, 2012, and the revenue earned by TC during each of the two 12 month periods after the closing date of the acquisition through May 31, 2013. The Company estimated the fair value of the earn-out as of September 30, 2011 to be $6,989,000 out of a possible total earn out payment of $9,000,000. During 2012, based upon revised projections, the Company determined that the fair value of the earn-out was zero and reversed the liability of $6,989,000 with a corresponding reduction (credit) in the Acquisition costs line in the Consolidated Statement of Operations. No amounts were paid under the earn-out.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

  Jacobs Trading Acquisition

        On October 1, 2011, LSI completed its acquisition of the assets of Jacobs Trading, LLC. The acquisition price included an upfront cash payment of $80.0 million, a seller subordinated 5% unsecured note of $40.0 million, which the Company paid in full in November 2012, the issuance of 900,171 shares of restricted stock (valued at $24.5 million by applying a 15% discount to the Company's closing share price on September 30, 2011) and an earn-out payment. The stock consideration contained a restriction that it is not freely tradable for six months following the acquisition date and the Company used the put option analysis method to fair value the stock. Under the terms of the agreement, the earn-out is based on EBITDA earned by Jacobs during the trailing 12 months ending December 31, 2012 and 2013. The Company's estimate of the fair value of the earn-out as of October 1, 2011 was $8.3 million out of a possible total earn out payment of $30.0 million. During 2012, based on the performance of the business and revised projections, the Company accrued an additional $6.2 million for the earn-out. As of September 30, 2012, the fair value of the earn-out was $14.5 million. During the three months ended December 31, 2012, based on the performance of the business and revised projections, the Company accrued an additional $5.1 million and paid out $17.4 million. During the three months ended March 31, 2013, the Company paid out the remaining $2.2 million earn-out out under the 2012 target. Based on the performance of the business and projections in comparison to the elevated earn-out targets for calendar year 2013 relative to the targets for calendar year 2012, the Company believes the fair value of the calendar year 2013 earn-out as of September 30, 2013 is zero.

        The total purchase price is allocated to Jacobs' net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of October 1, 2011, the effective date of the acquisition of Jacobs. The purchase price was allocated as follows:

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

GoIndustry Acquisition

        In July 2012, the Company completed its purchase of GoIndustry, for 73 pence per share ($11.6 million). GoIndustry is a global provider of surplus asset management, auction and valuation

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

services operating in over 25 countries in North America, Europe and Asia. The acquisition expands the Company's client roster with leading global manufacturers across the aerospace, consumer packaged goods, electronics, pharmaceutical, technology and transportation industry verticals.

        The total purchase price is allocated to GoIndustry's net tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of July 1, 2012, the effective date of the acquisition of GoIndustry. Based on management's estimate of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price was allocated as follows:

Consideration Amount
(in thousands)
Cash	$10,091
Accounts receivable	3,987
Inventory	297
Prepaid expenses and deposits	1,075
Goodwill	34,152
Brand and technology intangible assets	4,877
Property and equipment	354
Accounts payable	(5,788)
Accrued liabilities	(11,087)
Pension liability	(6,468)
Due to customers	(19,017)
Other liabilities	(846)

Total consideration	$11,627

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, of which approximately $5.5 million of the goodwill and all of the intangible assets are expected to be tax deductible, as a result of the structure of the transaction. The amount of revenue included in the 2013 consolidated statement of operations related to GoIndustry was $38.6 million.

National Electronic Service Association (NESA)

        On November 1, 2012, the Company acquired the assets and assumed liabilities of National Electronic Service Association (NESA) in an all cash transaction. The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing. EBITDA growth used in the calculation is capped at 20% of prior period. The Company's estimate for the total payout ranges from zero to a maximum $37.7 million. The Company's estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million. As of September 30, 2013, the Company's best estimate of the fair value of the earn out is $18.3 million. NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products. NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions (Continued)

        Under the acquisition method of accounting, the total estimated purchase price is allocated to NESA's net tangible and intangible assets acquired based on their estimated fair values as of November 1, 2012. Based on management's valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price was allocated as follows:

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

        The components of discontinued operations are as follows:

	Years ended September 30,
	2013	2012	2011
	(in thousands)
Revenue	$—	$—	$9,976
Expense	—	—	(16,159)
Depreciation and amortization	—	—	(637)
Interest income	—	—	1,078
Income tax benefit	—	—	11,039
Goodwill impairment and currency translation	—	—	(17,464)

Loss from discontinued operations	$—	$—	$(12,167)

        The impairment charge of $17.5 million includes the reversal of currency translation adjustments of $3.9 million previously recorded in accumulated other comprehensive income since the time of acquisition and is included in the calculation of loss from discontinued operations.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2013	2012
	(in thousands)
Computers and purchased software	$17,953	$15,125
Office/Operational equipment	5,391	4,475
Furniture and fixtures	1,408	1,253
Vehicles	992	1,110
Leasehold improvements	4,319	4,035

	30,063	25,998
Less: accumulated depreciation and amortization	(19,683)	(15,616)

	$10,380	$10,382

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2013, 2012 and 2011 was $5,696,000, $4,714,000, and $4,180,000, respectively.

7. Goodwill

        The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following summarizes our goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2011	$40,549
New acquisitions	144,378
Translation adjustments	844

Balance at September 30, 2012	185,771
New acquisitions	27,009
Translation adjustments	(1,069)

Balance at September 30, 2013	$211,711

8. Intangible Assets

        Intangible assets at September 30, 2013 and September 30, 2012 consisted of the following:

		September 30, 2013			September 30, 2012
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	5 - 7	$37,236	$(16,696)	$20,540	$33,300	$(7,266)	$26,034
Brand and technology	3 - 5	5,965	(1,666)	4,299	6,325	(1,023)	5,302
Covenants not to compete	3 - 5	4,440	(1,439)	3,001	4,400	(1,770)	2,630
Patent and trademarks	3 - 10	509	(144)	365	374	(136)	238

Total intangible assets, net				$28,205			$34,204

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Intangible Assets (Continued)

        Future expected amortization of intangible assets at September 30, 2013 was as follows:

Years ending September 30,	Amortization
(in thousands)
2014	$11,143
2015	9,367
2016	6,281
2017	1,265
2018 and after	149

Total	$28,205

        Amortization expense related to intangible assets for the years ended September 30, 2013, 2012 and 2011 was $11,678,000, $9,451,000, and $1,514,000, respectively.

9. Debt

  Senior Credit Facility

        On April 30, 2010, the Company entered into a three year senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. On March 13, 2012, the Company amended this credit facility extending the term to May 31, 2014 and increasing the borrowing capacity up to $75.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.431% at September 30, 2013) due monthly. As of September 30, 2013, the Company had no outstanding borrowings under the Agreement, and our borrowing availability was $67.8 million, due to issued letters of credit for $7.2 million. Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of September 30, 2013, the Company was in compliance with these covenants.

  Subordinated Note

        In conjunction with the Jacobs Trading acquisition during 2011, the Company issued a $40,000,000 seller subordinated 5% unsecured note. The note was repaid in November 2012. In conjunction with the repayment, the Company received a $1.0 million discount on the principal. This gain on the early extinguishment of debt has been reflected in interest and other expense (income) in the Consolidated Statement of Operations.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2019. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $893,000 and $592,000, at September 30, 2013 and 2012, respectively. Future minimum payments under the leases as of September 30, 2013 are as follows:

Years ending September 30,	Operating Lease Payments
(in thousands)
2014	$9,258
2015	7,299
2016	5,659
2017	4,570
2018	3,938
2019	2,183

Total future minimum lease payments	$32,907

        Rent expense for the years ended September 30, 2013, 2012 and 2011 was $11,236,000, $8,639,000, and $6,800,000, respectively.

11. 401(k) Benefit Plan

        The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2013, 2012 and 2011, the Company contributed and recorded expense of approximately $2,382,000, $1,113,000, and $703,000, respectively, to the Plan.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes

        The components of the provision for income taxes of continuing operations are as follows:

	Year ended September 30,
	2013	2012	2011
	(in thousands)
Current tax provision:
U.S. Federal	$27,611	$28,124	$13,019
State	5,035	5,129	2,374
Foreign	1,757	118	—

	34,403	33,371	15,393
Deferred tax (benefit) expense:
U.S. Federal	(6,012)	(1,454)	(194)
State	(1,096)	(265)	260
Foreign	256	—	—

	(6,852)	(1,719)	66

Total provision	$27,551	$31,652	$15,459

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$4,572	$3,170
Net operating losses—US	2,107	2,541
Accrued vacation and bonus	2,342	1,360
Inventory capitalization	4,048	2,815
Inventory reserves	565	—
Allowance for doubtful accounts	252	336
Stock compensation expense	8,036	5,134
Amortization of intangibles	6,609	3,560
Foreign deferred tax assets	909	1,389
Other	352	282

Total deferred tax assets before valuation allowance	29,792	20,587
Less: valuation allowance	(5,424)	(4,558)

Net deferred tax assets	24,368	16,029
Deferred tax liabilities:
Amortization of goodwill and intangibles	7,025	2,644
Depreciation	1,235	1,936
Foreign deferred tax liabilities	314	—

Total deferred tax liabilities	$8,574	$4,580

Net deferred taxes	$15,794	$11,449

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Income Taxes (Continued)

        The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year ended September 30,
	2013	2012	2011
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	0.6	—	3.5
State taxes	3.9	3.9	4.3
Net foreign rate differential	0.6	0.7	—

Provision for income taxes	40.1%	39.6%	42.8%

        At September 30, 2013 and 2012, the Company had deferred tax assets related to available foreign net operating loss (NOL) carryforwards of approximately $4,572,000 and $3,170,000, which do not expire. Due to historic losses of those foreign entities, the Company does not believe that it is more likely than not that the related deferred tax assets will be realized and a full valuation allowance has been recorded. In addition, the Company also recorded a deferred tax asset of $3,753,000 related to NOL carryforwards related to its acquisition of Network International, Inc. in 2010. These NOL carryforwards expire in 2023. The Company will adjust these NOL carryforwards and the related valuation allowance as the related tax returns are filed.

        The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $6.6 million as of September 30, 2013.

        The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examinations for fiscal 2010 and 2011. The Company anticipates no material tax liability to arise from this examination. The statute of limitations for years prior to fiscal 2010 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2010 may be adjusted upon examination by tax authorities if they are utilized.

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

        Under the 2006 Plan, as amended, 10,000,000 shares were available for issuance. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2011, the Company granted options to purchase 321,072 shares to employees and directors with exercise prices between $14.30 and $17.02, and options to purchase 73,591 shares were forfeited. During fiscal year 2011, the Company granted 736,340 restricted shares to employees and directors at prices ranging from $12.88 to $25.52, and 150,112 restricted shares were forfeited. During fiscal year 2012, the Company granted options to purchase 181,783 shares to employees and directors with exercise prices between $31.37 and $42.31, and options to purchase 78,148 shares were forfeited. During fiscal year 2012, the Company granted 633,647 restricted shares to employees and directors at prices ranging from $31.37 to $52.55, and 138,052 restricted shares were forfeited. During the twelve months ended September 30, 2012, the Company issued 100,000 restricted shares to a non-employee that vest based on performance conditions. During fiscal year 2013, the Company granted options to purchase 171,994 shares to employees and directors with exercise prices between $29.47 and $46.72, and options to purchase 32,244 shares were forfeited. During fiscal year 2013, the Company granted 997,857 restricted shares to employees and directors at prices ranging from $29.47 to $42.47, and 403,083 restricted shares were forfeited. During the twelve months ended September 30, 2013, the Company issued 335,000 restricted shares and cancelled 281,500 restricted shares to a non-employee that vest based on performance conditions. At September 30, 2013, there were 1,819,050 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

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

  Share Repurchase Program

        On December 2, 2008, the Company's Board of Directors approved a $10.0 million share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010, and May 3, 2011, the Board of Directors approved the repurchase of up to an additional $10.0 million in shares, and on May 17, 2012, an additional $30.0 million in shares were approved to be repurchased by the Board of Directors under the share repurchase program. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2012. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000. During the year ended September 30, 2012, 505,067 shares were purchased and retired under the program for approximately $30,000,000. During the year ended September 30, 2013, no shares were purchased under the program. As of September 30, 2013, approximately $18,114,000 may yet be expended under the program.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2013 and 2012 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2011	2,894,547	$11.55
Options granted	181,783	34.42
Options exercised	(1,322,387)	11.72
Options canceled	(78,148)	12.72

Options outstanding at September 30, 2012	1,675,795	13.84
Options granted	171,994	35.76
Options exercised	(223,139)	11.35
Options canceled	(32,244)	18.67

Options outstanding at September 30, 2013	1,592,406	16.46

Options exercisable at September 30, 2013	1,161,779	13.48

        The following table summarizes information about options outstanding at September 30, 2013:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$2.00 - 8.00	192,001	4.72	$7.33
$8.23 - $46.72	1,400,405	6.01	17.71

	1,592,406	5.85	16.46

        The following table summarizes information about options exercisable at September 30, 2013:

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.00 - $42.31	1,161,779	5.18	$13.48

        The following table summarizes information about assumptions used in valuing options granted:

	Year ended September 30
	2013	2012	2011
Dividend yield	—	—	—
Expected volatility	51.8% - 60.6%	60.4%	63.9% - 64.8%
Risk-free interest rate	0.1% - 1.0%	0.6%	0.3% - 1.7%
Expected forfeiture rate	19.7%	19.0%	18.4%

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Stockholders' Equity (Continued)

        The intrinsic value of outstanding and exercisable options at September 30, 2013 was approximately $28,265,000 and $23,603,000, respectively, based on a stock price of $33.50 on September 30, 2013.

        The weighted average grant date fair value of options granted during 2013, 2012 and 2011 was $35.76, $34.42, and $15.21, respectively.

        The intrinsic value of options exercised at September 30, 2013, 2012, and 2011 was $4,943,000, $50,899,000, and $43,706,000, respectively.

  Restricted Share Activity

        A summary of the Company's restricted share activity for the years ended September 30, 2013 and 2012 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2011	1,294,082	$13.13
Restricted shares granted	633,647	34.05
Restricted shares vested	(390,068)	12.53
Restricted shares canceled	(138,052)	15.70

Unvested restricted shares at September 30, 2012	1,399,609	22.51
Restricted shares granted	997,857	36.97
Restricted shares vested	(450,514)	21.18
Restricted shares canceled	(403,083)	35.39

Unvested restricted shares at September 30, 2013	1,543,869	28.89

        For the years ended September 30, 2013, 2012 and 2011, the Company recorded stock-based compensation of $13,379,000, $12,117,000, and $9,136,000, respectively. The total costs related to unvested awards, not yet recognized, as of September 30, 2013 was $38,312,000, which will be recognized over the weighted average vesting period of 27.0 months.

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

        As of September 30, 2013 and 2012, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of September 30, 2013 and 2012, the Company's liability for earn-outs related to the NESA and Jacobs Trading Company acquisitions of $18,390,000 and $14,511,000, respectively, is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2013 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2011	$10,151
Acquisition contingent consideration	8,185
Settlements	(3,162)
Increase (decrease) of contingent consideration	(663)

Balance at September 30, 2012	14,511
Acquisition contingent consideration	18,050
Settlements	(19,608)
Increase (decrease) of contingent consideration	5,437

Balance at September 30, 2013	$18,390

        When valuing its Level 3 liability, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management's projection of EBITDA for the acquired businesses and applying a discount to the expected earn out payments to estimate fair value. Discount rates range from 2.0% to 9.7% and are based on the Company's cost of borrowing. Given the short-term nature of the earn-out periods, changes in the discount rate are not expected to have a material impact on the fair value of these liabilities. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material. Changes in fair value of the Company's Level 3 liabilities are recorded in Acquisition costs in the Consolidated Statements of Operations. As it relates to financial liabilities still held as of September 30, 2013, the Company recorded into earnings an additional $5,097,000 and $340,000 of contingent consideration for Jacobs Trading and NESA, respectively.

        The Company's financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days). The Company believes the carrying value approximates fair value due to the short term maturity of these instruments.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Defined Benefit Pension Plan

        Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

        The Company recognizes the funded status of its postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive income (loss), net of tax, in stockholders' equity. The funded status is measured as the difference between the fair value of the plan's assets and the benefit obligation of the plan.

        The net periodic benefit cost recognized for the year ended September 30, 2013 and the year ended September 30, 2012, included the following components:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2013	2012
	(in thousands)
Service cost	—	—
Interest cost	$1,055	$269
Expected return on plan assets	(1,055)	(248)
Amortization of prior service cost	—	—
Amortization of actuarial (gain)/loss	—	—
Amortization of transitional obligation/(asset)	—	—

Total net periodic benefit cost	—	$21

        The following table provides a reconciliation of benefit obligations, plan assets, and unfunded status related to the Company's qualified defined benefit pension plan, net periodic benefit cost recognized for the year ended September 30, 2013 and September 30, 2012, included the following components:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2013	2012
	(in thousands)
Change in benefit obligation
Beginning balance	$25,106	—
Acquisitions/divestitures	—	$24,263
Service cost	—	—
Interest cost	1,055	269
Benefits paid	(617)	(264)
Actuarial (gain)/loss	(33)	—
Plan amendments	—	—
Foreign currency exchange rate changes	47	838
Participants' contributions	—	—

Ending balance	$25,558	$25,106

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Defined Benefit Pension Plan (Continued)

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2013	2012
	(in thousands)
Change in plan assets
Beginning balance at fair value	$19,320	—
Acquisitions/divestitures	—	$17,795
Actual return on plan assets	1,566	820
Benefits paid	(617)	(264)
Employer's contributions	1,632	322
Participants' contributions	—	—
Foreign currency exchange rate changes	105	647

Ending balance at fair value	$22,006	$19,320

Underfunded status of the plan	$(3,552)	$(5,786)

        The accrued pension liability of $3.6 million is recorded in Accrued expenses and other current liabilities and Deferred taxes and other long-term liabilities in the Consolidated Balance Sheet. Because the plan is closed to new participants, the accumulated benefit obligation (ABO) is equal to the projected benefit obligation (PBO), and totals $25,558,000 and $25,106,000 at September 30, 2013 and September 30, 2012, respectively.

        The amount recognized in other comprehensive loss related to the Company's qualified defined benefit pension plan, net of tax, for the year ended September 30, 2013 and September 30, 2012, is shown in the following table:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2013	2012
	(in thousands)
Accumulated OCI
Accumulated OCI at beginning of year	$(584)	—
New actuarial (gains)/losses	(563)	$(584)
Amortization of prior service cost	—	—
Amortization of actuarial (gain)/loss	—	—
Amortization of transitional obligation/(asset)	—	—
Amount recognized in earnings for settlement	—	—

Accumulated OCI at end of year	$(1,147)	$(584)

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2014 based on September 30, 2013, plan measurements are $0. The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Defined Benefit Pension Plan (Continued)

Schemes Regulations Act 2005. In 2014, the Company expects to contribute $1.7 million to the plan. In addition, the Company expects to make the following pension plan contributions over the next 10 years:

Plan Contributions
(in thousands)
Year ending September 30,
2014	$1,690
2015	1,690
2016	1,690
2017	563
2018	—
2019 through 2023	—

Total	$5,633

  Actuarial Assumptions

        The actuarial assumptions used to determine the benefit obligations at September 30, 2013 and September 30, 2012, and to determine the net periodic benefit cost for the year were as follows:

Qualified Defined Benefit Pension Plan

	2013	2012
Discount rate	4.40%	4.40%
Expected return on plan assets	5.80%	5.50%
Increases to non-GMP pensions in payment accrued pre 4/6/97	0.00%	0.00%
Increases to non-GMP pensions in payment accrued post 4/6/97	2.50%	2.30%
Rate of increases to deferred CPI linked benefits	2.50%	2.30%
Rate of increases to deferred RPI linked benefits	3.40%	3.00%

        Mortality—90% of S1NxA tables, projected in line with 2012 CMI projection model and 1.0% pa long-term rate of improvement.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Defined Benefit Pension Plan (Continued)

  Estimated Future Benefit Payments

        The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2014	$859
2015	771
2016	735
2017	1,212
2018	948
2019 through 2023	5,524

Total	$10,049

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

        Assets were initially invested based on the target allocations stated below. The assets are allocated among equity investments and fixed income securities. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The assets are not rebalanced and consisted of the following as of September 30, 2013:

	Target Allocation	Actual 2013
Equity securities	70%	49.4%
Fixed-income securities	30%	50.0%
Cash equivalents	0%	0.6%

Total	100.0%	100.0%

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

Balance as of September 30, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	—	$10,871	—	$10,871
Fixed-income securities	—	11,003	—	11,003
Cash equivalents	$132	—	—	132

Total	$132	$21,874	—	$22,006

Balance as of September 30, 2012	Level 1	Level 2	Level 3	Total
	(in thousands)
International equity	—	$9,115	—	$9,115
Fixed-income securities	—	10,055	—	10,055
Cash equivalents	$150	—	—	150

Total	$150	$19,170	—	$19,320

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

	Three months ended
	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013
	(in thousands, except share and per share data)
Revenue from operations	$106,031	$125,724	$121,273	$122,275	$122,205	$130,324	$124,199	$129,128

Income before provision for income taxes from operations	$15,735	$31,270	$24,772	$8,171	$11,181	$21,522	$18,813	$17,139

Net income from operations	$9,126	$18,762	$14,863	$5,545	$6,709	$12,698	$11,288	$10,409

Basic earnings per common share	$0.30	$0.61	$0.48	$0.18	$0.21	$0.40	$0.36	$0.33

Diluted earnings per common share	$0.28	$0.57	$0.45	$0.17	$0.20	$0.39	$0.35	$0.32

Basic weighted average shares outstanding	30,393,309	30,840,322	31,140,261	31,045,293	31,482,853	31,561,412	31,651,061	31,772,379

Diluted weighted average shares outstanding	32,382,518	32,778,428	33,183,165	32,788,205	33,054,264	32,331,686	32,540,187	32,702,807

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2011	$1,733	$1,608	—	$3,341
Year ended September 30, 2012	3,341	1,217	—	4,558
Year ended September 30, 2013	4,558	866	—	5,424
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2011	$328	$290	$104	$514
Year ended September 30, 2012	514	962	228	1,248
Year ended September 30, 2013	1,248	337	694	891
Inventory allowance (deducted from inventory)
Year ended September 30, 2011	$1,012	$194	216	$990
Year ended September 30, 2012	990	1,584	—	2,574
Year ended September 30, 2013	2,574	147	1,269	1,452

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly-owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
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
2.5
Scheme of Arrangement dated May 23, 2012 relating to a cash acquisition by Liquidity Services Limited of GoIndustry-DoveBid plc effected under Part 26 of the United Kingdom Companies Act of 2006, incorporated herein by reference to Exhibit 2.5 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2012.
2.6
Asset Purchase Agreement, dated as of November 1, 2012, among Liquidity Services Canada Ltd., 683949 Ontario Limited, Dominic Renda Holdings Incorporated, Chiku Holdings Ltd., Dominic Renda and Pankaj Dave, incorporated herein by reference to Exhibit 2.6 to the Company's Annual Report on Form 10-K filed with the SEC on November 29, 2012.
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

Exhibit No.	Description
10.2.1	Executive Employment Agreement, dated September 2, 2004, between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.3.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.2.2
Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 26, 2006, incorporated herein by reference to Exhibit 10.3.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.2.3
Amendment to Executive Employment Agreement between the Company and William P. Angrick, III, dated January 9, 2007, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 16, 2007.#
10.3.1
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
10.7
Executive Employment Agreement, dated August 25, 2008, between the Company and G. Charles Roy, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 8, 2008.#

Exhibit No.	Description
10.8	Executive Employment Agreement, dated as of January 2, 2013, by and between the Company and Leoncio Casusol, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2013.#
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
10.12	LSI Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 9, 2006.
10.13	Form of Notice of Stock Option Grant, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006.#
10.14
Amendment No. 1 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.15
Amendment No. 2 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.16
Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2008.
10.17	Supplemental Agreement 1 (Sales Contract Number 08-0001-0001), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2009.
10.18
Supplemental Agreement No. 6 relating to Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2012.
10.19	Form of Notice of Restricted Stock Grant, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2008.#
10.20
Financing and Security Agreement, dated April 30, 2010, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.

Exhibit No.	Description
10.21	First Amendment to Financing and Security Agreement dated as of September 1, 2011 between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2011.
10.22
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
10.30
Supplemental Agreement to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), dated as of September 22, 2011, between Liquidity Services, Inc. and the Defense Logistics Agency Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 26, 2011.
10.31
Master Merchandise Salvage Contract between Profar Partners, LLC and Wal-Mart Stores, Inc., incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on December 9, 2011.
10.32
Letter from DLA Disposition Services, dated November 5, 2012, relating to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), effective as of June 9, 2005 between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 7, 2012.
21.1	List of Subsidiaries.

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2013.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2013.

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