Form 10-Q
period 2013-12-31
LIQUIDITY SERVICES INC
filed 2014-02-07
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 5, 2014 was 32,288,992.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	December 31,	September 30,
	2013	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,491	$95,109
Accounts receivable, net of allowance for doubtful accounts of $834 and $891 at December 31, 2013 and September 30, 2013, respectively	28,567	24,050
Inventory	35,771	29,261
Prepaid and deferred taxes	10,858	11,243
Prepaid expenses and other current assets	4,632	4,802
Total current assets	181,319	164,465
Property and equipment, net	11,620	10,380
Intangible assets, net	25,232	28,205
Goodwill	211,562	211,711
Other assets	6,846	6,583
Total assets	$436,579	$421,344
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,589	$16,539
Accrued expenses and other current liabilities	32,144	34,825
Profit-sharing distributions payable	4,474	4,315
Customer payables	29,737	29,497
Total current liabilities	86,944	85,176
Acquisition earn out payables	18,479	18,390
Deferred taxes and other long-term liabilities	2,703	2,899
Total liabilities	108,126	106,465
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 32,200,409 shares issued and outstanding at December 31, 2013; 31,811,764 shares issued and outstanding at September 30, 2013	31	31
Additional paid-in capital	213,871	206,861
Accumulated other comprehensive (loss) income	(11)	518
Retained earnings	114,562	107,469
Total stockholders’ equity	328,453	314,879
Total liabilities and stockholders’ equity	$436,579	$421,344

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2013	2012

Revenue	$93,470	$104,261
Fee revenue	28,478	17,944
Total revenue	121,948	122,205

Costs and expenses:
Cost of goods sold (excluding amortization)	47,710	47,122
Profit-sharing distributions	10,130	8,410
Technology and operations	25,621	22,547
Sales and marketing	9,831	10,328
General and administrative	12,307	13,968
Amortization of contract intangibles	2,407	2,210
Depreciation and amortization	2,004	1,987
Acquisition costs	95	5,376

Total costs and expenses	110,105	111,948

Income from operations	11,843	10,257
Interest expense and other (income) expense, net	21	(924)

Income before provision for income taxes	11,822	11,181
Provision for income taxes	4,729	4,472

Net income	$7,093	$6,709
Basic earnings per common share	$0.22	$0.21
Diluted earnings per common share	$0.22	$0.20

Basic weighted average shares outstanding	32,143,064	31,482,853
Diluted weighted average shares outstanding	32,658,070	33,054,264

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended December 31,
	2013	2012

Net income	$7,093	$6,709
Other comprehensive income (loss):
Foreign currency translation and other	(529)	(268)
Other comprehensive income (loss), net of taxes	(529)	(268)
Comprehensive income	$6,564	$6,441

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

						Accumulated
					Additional	Other
	Treasury Stock		Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at September 30, 2013	—	—	31,811,764	$31	$206,861	$518	$107,469	$314,879
Exercise of common stock options and restricted stock	—	—	388,645	—	469	—	—	469
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	—	—	6,541	—	—	6,541
Comprehensive income:
Net income	—	—	—	—	—	—	7,093	7,093
Foreign currency translation and other	—	—	—	—	—	(529)	—	(529)
Balance at December 31, 2013	—	—	32,200,409	$31	$213,871	$(11)	$114,562	$328,453

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2013	2012
Operating activities
Net income	$7,093	$6,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,411	4,197
Gain on early extinguishment of debt	—	(1,000)
Stock compensation expense	3,659	4,367
Provision (benefit) for inventory allowance	291	(733)
Provision for doubtful accounts	(57)	(121)
Incremental tax benefit from exercise of common stock options	(2,882)	(5,005)
Changes in operating assets and liabilities:
Accounts receivable	(4,460)	(3,177)
Inventory	(6,801)	(512)
Prepaid expenses and other assets	3,175	1,541
Accounts payable	4,050	1,345
Accrued expenses and other	(2,681)	(4,976)
Profit-sharing distributions payable	159	(533)
Customer payables	239	842
Acquisition earn out payables	89	(4,118)
Other liabilities	(1,343)	967
Net cash provided by (used in) operating activities	4,942	(207)
Investing activities
Increase in goodwill and intangibles and cash paid for acquisitions	—	(14,684)
Purchases of property and equipment	(2,678)	(1,897)
Net cash used in investing activities	(2,678)	(16,581)
Financing activities
Repayment of notes payable	—	(39,000)
Payment of acquisition contingent liabilities	—	(8,185)
Proceeds from exercise of common stock options (net of tax)	469	209
Incremental tax benefit from exercise of common stock options	2,882	5,005
Net cash provided by (used in) financing activities	3,351	(41,971)
Effect of exchange rate differences on cash and cash equivalents	767	(131)
Net increase (decrease) in cash and cash equivalents	6,382	(58,890)
Cash and cash equivalents at beginning of period	95,109	104,782
Cash and cash equivalents at end of period	$101,491	$45,892
Supplemental disclosure of cash flow information
Cash paid for income taxes	$1,461	$94
Cash paid for interest	—	2,011
Contingent purchase price accrued	—	23,146

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014 or any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance by requiring that additional information be disclosed about items reclassified out of accumulated other comprehensive income.  The additional information includes separately stating the total change for each component of other comprehensive income and separately disclosing both current-period other comprehensive income and reclassification adjustments.  Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts.  ASU 2013-02 is effective in our fiscal 2014 first quarter.  Adoption of the disclosure requirements did not have a significant impact on the consolidated financial statements.

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

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,674,622 unvested restricted shares outstanding at December 31, 2013, which were issued at prices ranging from $7.48 to $52.55, of which 127,457 shares have been excluded and 837,092 shares have been included in the calculation of diluted income per share for the three months ended December 31, 2013 and 2012, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)	for the three months ended December 31, 2013, 73,483 options; and

(b)	for the three months ended December 31, 2012, 61,358 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended December 31,
	2013	2012
	(unaudited) (dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	32,143,064	31,482,853
Treasury stock effect of options and restricted stock	515,006	1,571,411

Diluted weighted average common shares outstanding	32,658,070	33,054,264
Net income	$7,093	$6,709
Basic income per common share	$0.22	$0.21
Diluted income per common share	$0.22	$0.20

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

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The DoD has exercised both renewal options.  In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. Under the Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet, the Company has a liability to the DoD of approximately $10,072,000 and $9,257,000 for inventory as of December 31, 2013 and September 30, 2013, respectively.  The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options. The DoD has exercised all three renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three months ended December 31, 2013 and 2012, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $10,130,000 and $8,410,000, including accrued amounts, as of December 31, 2013 and 2012, of $4,474,000 and $3,508,000, respectively.  The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2013.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.                                      Acquisitions

National Electronic Service Association (NESA)

On November 1, 2012, the Company acquired the assets and assumed liabilities of National Electronic Service Association (NESA) in an all cash transaction.  The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing.  EBITDA growth used in the calculation is capped at 20% of prior period.  The Company’s estimate for the total payout ranges from zero to a maximum $37.7 million.  The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million.  As of December 31, 2013, the Company’s best estimate of the fair value of the earn-out is $18.3 million. NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products.  NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

Under the acquisition method of accounting, the total estimated purchase price is allocated to NESA’s net tangible and intangible assets acquired based on their estimated fair values as of November 1, 2012. Based on management’s valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, the purchase price was allocated as follows:

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

5.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes our goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2013	$211,711
Translation adjustments	(149)
Balance at December 31, 2013	$211,562

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

6.                                      Intangible Assets

Intangible assets at December 31, 2013 and September 30, 2013 consisted of the following:

		December 31, 2013			September 30, 2013
	Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in years)	(dollars in thousands)
Contract intangibles	2 – 5	$37,236	$(19,102)	$18,134	$37,236	$(16,696)	$20,540
Brand and technology	5	5,958	(1,963)	3,995	5,965	(1,666)	4,299
Covenants not to compete	5	4,396	(1,641)	2,755	4,440	(1,439)	3,001
Patent and trademarks	5 - 10	508	(160)	348	509	(144)	365
Total intangible assets, net				$25,232			$28,205

Future expected amortization of intangible assets at December 31, 2013 was as follows:

Years ending September 30,	Future Amortization
(in thousands)
2014 (remaining nine months)	$8,202
2015	9,357
2016	6,271
2017	1,255
2018 and after	147
Total	$25,232

7.                                      Debt

Senior Credit Facility

On April 30, 2010, the Company entered into a three year term senior credit facility (the Agreement) with a bank, which provides for borrowings up to $30.0 million. On March 13, 2012, the Company amended this credit facility extending the term to May 31, 2014 and increasing the borrowing capacity up to $75.0 million. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.417% at December 31, 2013) due monthly.  As of September 30, 2013 and December 31, 2013, the Company had no outstanding borrowings under the Agreement, and the Company’s borrowing availability was $67.8 million and $65.9 million, respectively, due to issued letters of credit for $7.2 million and $9.1 million, respectively.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of December 31, 2013, the Company was in compliance with these covenants.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

8.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2014 tax rate will be approximately 40%.

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

9.                                      Stockholders’ Equity

Share Repurchase Program

On December 2, 2008, the Company’s Board of Directors approved a $10.0 million share repurchase program.  Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, the Company’s Board of Directors approved the repurchase of up to an additional $10.0 million under the share repurchase program, on May 17, 2012, the Company’s Board of Directors approved the repurchase of up to an additional $30.0 million under the share repurchase program, on December 12, 2013, the Company’s Board of Directors approved the repurchase of up to an additional $12.9 million under the share repurchase program, and on February 5, 2014, the Company’s Board of Directors approved the repurchase of up to an additional $19.0 million under the share repurchase program. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the year ended September 30, 2012, 505,067 shares were purchased under the program for approximately $30,000,000.  All repurchased shares have been retired.  During the three months ended December 31, 2013, no shares were purchased under the program. As of December 31, 2013 and February 5, 2014, approximately $31,000,000 and $50,000,000, respectively, may yet be expended under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2012, there were 2,553,574 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2013, the Company granted options to purchase 171,994 shares to employees and directors with exercise prices between $29.47 and $46.72, and options to purchase 32,244 shares were forfeited. During fiscal year 2013, the Company granted 997,857 restricted shares to employees and directors at prices ranging from $29.47 to $42.47, and 403,083 restricted shares were forfeited. During the twelve months ended September 30, 2013, the Company issued 335,000 restricted shares and cancelled 281,500 restricted shares to a non-employee that vest based on performance conditions. At September 30, 2013, there were 1,819,050 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2013, the Company issued options to purchase 348,002 shares to employees and directors at prices ranging from $21.99 to $24.19, and options to purchase 15,747 shares were forfeited. During the three months ended December 31, 2013, the Company issued 567,331 restricted shares to employees and directors at prices ranging from $21.99 to $26.71, and 100,307 restricted shares were forfeited. At December 31, 2013, there were 1,019,771 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2013 and the three months ended December 31, 2013 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2012	1,675,795	$13.84
Options granted	171,994	35.76
Options exercised	(223,139)	11.35
Options canceled	(32,244)	18.67
Options outstanding at September 30, 2013	1,592,406	16.46
Options granted	348,002	22.60
Options exercised	(52,374)	8.95
Options canceled	(15,747)	30.11
Options outstanding at December 31, 2013	1,872,287	17.70
Options exercisable at December 31, 2013	1,151,352	14.00

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at December 31, 2013 is approximately $13,482,000 and 6.23 and $11,482,000 and 4.77, respectively, based on a stock price of $22.66 on December 31, 2013.  Over the last three years, volatility rates have ranged from 50.90% - 63.88%, a dividend rate of 0%, risk free interest rates have ranged from 0.14% - 1.21% and expected forfeiture rates have ranged from 18.42% - 22.80%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2013 and the three months ended December 31, 2013 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2012	1,399,609	$22.51
Restricted shares granted	997,857	36.97
Restricted shares vested	(450,514)	21.18
Restricted shares canceled	(403,083)	35.39
Unvested restricted shares at September 30, 2013	1,543,869	28.89
Restricted shares granted	567,331	22.38
Restricted shares vested	(336,271)	22.43
Restricted shares canceled	(100,307)	19.81
Unvested restricted shares at December 31, 2013	1,674,622	28.52

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at December 31, 2013 is approximately $37,947,000 and 8.90, respectively, based on a stock price of $22.66 on December 31, 2013.

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

As of December 31, 2013 and September 30, 2013, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of September 30, 2013 and December 31, 2013, the Company’s liability for the earn-out related to the National Electronic Service Association acquisition of $18,390,000 and $18,479,000, respectively, is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2013 and the three months ended December 31, 2013 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2012	$14,511
Acquisition contingent consideration	18,050
Settlements	(19,608)
Increase of contingent consideration	5,437
Balance at September 30, 2013	18,390
Acquisition contingent consideration	—
Settlements	—
Increase of contingent consideration	89
Balance at December 31, 2013	$18,479

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

11.                               Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the three months ended December 31, 2013 and 2012, included the following components:

Qualified Defined Benefit Pension Plan	Three months ended December 31,
(in thousands)	2013	2012
Service cost	—	—
Interest cost	$280	$273
Expected return on plan assets	(322)	(267)
Amortization of prior service cost	—	—
Amortization of actuarial (gain)/loss	—	—
Amortization of transitional obligation/(asset)	—	—

Total net periodic benefit cost	$(42)	$6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2013 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended December 31, 2013, the number of registered buyers grew from approximately 2,240,000 to approximately 2,471,000, or 10.3%.

Recent initiatives.  On January 17, 2014, we were awarded a sole source follow-on contract that extends the performance period of the Surplus Contract for an additional ten month base period with two one-month renewal option periods, thus, extending the term of the Surplus Contract until February 2015, assuming both renewal options are included.  The Surplus property flow from the DoD continues to be higher than historical levels. The mix of property has shifted to lower value smaller unit items, requiring us to rent more space, increase the number of shifts in our distribution centers, and increase our staff.  We continue to provide a high level of service to our largest and oldest client, as we have for the past 13 years, and look forward to participating in the RFP process.  The Defense Logistics Agency (DLA) of the DoD has reinitiated the RFP process, which will now be two surplus contracts; one for rolling stock, which is primarily trucks and trailers and one for everything else.  The DLA’s current schedule is to award these contracts in April 2014.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 16.0% of our total revenue for the three months ended December 31, 2013. The merchandise sold under our profit-sharing model accounted for approximately 8.3% of our gross merchandise volume, or GMV, for the three months ended December 31, 2013.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 23.4% of our total revenue for the three months ended December 31, 2013. The merchandise sold under our consignment model accounted for approximately 60.7% of our GMV for the three months ended December 31, 2013.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 60.6% of our total revenue for the three months ended December 31, 2013. The merchandise sold under our purchase model accounted for approximately 31.0% of our GMV for the three months ended December 31, 2013.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

Industry trends.  We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) in the long term product innovation in the retail supply chain has increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets; (6) as a result of the economic downturn, an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods business; and (7) in the near term, the decrease in the volume and price of consumer electronic products, resulting in lower supply from our retail clients and lower per unit prices and margins in our retail goods marketplace.

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                  Surplus Contract.  In June 2001, we were awarded the original Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. On November 6, 2008, the DoD extended the original Surplus Contract through December 17, 2008, the original Contract wind down period was completed during fiscal year 2010. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the new Contract on December 18, 2008. The new Surplus Contract was to expire in February 2014. The DoD has initiated a Request for Proposal (RFP) for the next Surplus Contract.  In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 24.5% of our total revenue for the three months ended December 31, 2013. The property sold under our Surplus Contract accounted for approximately 12.7% of our GMV for the three months ended December 31, 2013.

•                  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. Following the DoD’s exercise of all three renewal options, the Scrap Contact expires in June 2015.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 16.0% of our total revenue for the three months ended December 31, 2013. The property sold under our Scrap Contract accounted for approximately 8.3% of our GMV for the three months ended December 31, 2013.

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

Under the Scrap Contract, we acquire scrap property at a per pound price and disburse to the DLA Disposition Services a percentage of the profits realized from the sale of the inventory, after deduction for allowable expenses.  We refer to these disbursement payments to the DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. The DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations.  We also have a small business performance incentive based on the number of scrap buyers that are small businesses that allows us to receive up to an additional 2% of the profit sharing distribution. On May 21, 2007, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing distribution for the Scrap Contract from 20% to 23% effective June 1, 2007, in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2013 totaled $234.4 million.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2013, we completed approximately 129,000 transactions.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2013, we had approximately 2,471,000 registered buyers.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2013, approximately 603,000 total auction participants participated in auctions on our marketplaces.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest expense and other (income) expense, net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense and acquisition costs.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2013	2012
	(In thousands)
	(Unaudited)
Net income	$7,093	$6,709
Interest expense and other (income) expense, net	21	(924)
Provision for income taxes	4,729	4,472
Amortization of contract intangibles	2,407	2,210
Depreciation and amortization	2,004	1,987

EBITDA	16,254	14,454
Stock compensation expense	3,659	4,367
Acquisition costs	95	5,376

Adjusted EBITDA	$20,008	$24,197

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

Revenue is also evaluated for reporting revenue of gross proceeds when we act as the principal in the arrangement or net of commissions when we act as an agent. In arrangements in which we are deemed to be the primary obligor, bear physical and general inventory risk, and credit risk, we recognize as revenue the gross proceeds from the sale, including buyer’s premiums. Arrangements in which we act as an agent or broker on a consignment basis, without taking general or physical inventory risk, revenue is recognized based on the sales commissions that are paid to us by the sellers for utilizing our services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to us upon completion of the transaction.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $236.8 million at December 31, 2013. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Interest expense and other (income) expense, net.  Interest expense and other (income) expense, net consists primarily of interest expense on borrowings under our subordinated note payable.

Income taxes.  During fiscal years 2012 and 2013, we had an effective income tax rate for continuing operations of approximately 40%, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2013	2012
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	39.1	38.6
Profit-sharing distributions	8.3	6.9
Technology and operations	21.0	18.5
Sales and marketing	8.1	8.4
General and administrative	10.1	11.4
Amortization of contract intangibles	2.0	1.8
Depreciation and amortization	1.6	1.6
Acquisition costs	0.1	4.4

Total costs and expenses	90.3	91.6

Income from operations	9.7	8.4
Interest (expense) and other income (expense), net	0.0	0.8

Income from operations before provision for income taxes	9.7	9.2
Provision for income taxes	(3.9)	(3.7)

Income from operations	5.8%	5.5%

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Revenue.  Revenue decreased $0.3 million, or 0.2%, to $121.9 million for the three months ended December 31, 2013 from $122.2 million for the three months ended December 31, 2012, which is not significant.  The amount of gross merchandise volume increased $1.0 million, or 0.4%, to $234.4 million for the three months ended December 31, 2013 from $233.4 million for the three months ended December 31, 2012, which is not significant.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $0.6 million, or 1.2%, to $47.7 million for the three months ended December 31, 2013 from $47.1 million for the three months ended December 31, 2012.  As a percentage of revenue, cost of goods sold (excluding amortization) increased to 39.1% from 38.6%.  These increases are not significant.

Profit-sharing distributions.  Profit-sharing distributions increased $1.7 million, or 20.5%, to $10.1 million for the three months ended December 31, 2013 from $8.4 million for the three months ended December 31, 2012. As a percentage of revenue, profit-sharing distributions increased to 8.3% from 6.9%. These increases are primarily due an increase in property flow from the DoD in our scrap business.

Technology and operations expenses.  Technology and operations expenses increased $3.1 million, or 13.6%, to $25.6 million for the three months ended December 31, 2013 from $22.5 million for the three months ended December 31, 2012.  As a percentage of revenue, technology and operations expenses increased to 21.0% from 18.5%. These increases are primarily due to staff and temporary wages, including stock based compensation, and consultant fees associated with technology infrastructure projects we discussed last quarter to productize our services, technology and marketplace data to serve a broader set of enterprise and middle market customers, including a marketplace-as-a-service and valuation-as-a-service offering.

Sales and marketing expenses.  Sales and marketing expenses decreased $0.5 million, or 4.8%, to $9.8 million for the three months ended December 31, 2013 from $10.3 million for the three months ended December 31, 2012. As a percentage of revenue, sales and marketing expenses decreased to 8.1% from 8.4%. These decreases are primarily due to a decrease in staff wages, primarily performance based compensation, including stock based compensation.

General and administrative expenses.  General and administrative expenses decreased $1.7 million, or 11.9%, to $12.3 million for the three months ended December 31, 2013 from $14.0 million for the three months ended December 31, 2012. As a percentage of revenue, general and administrative expenses decreased to 10.1% from 11.4%. These decreases are primarily due to streamlining our GoIndustry global operations and lowering our external general and administrative expenses.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.  Amortization of contract intangibles for the three months ended December 31, 2013 and December 31, 2012 was $1.8 million and $2.2 million, respectively.

Depreciation and amortization expenses.  Depreciation and amortization expenses were consistent at $2.0 million for the three months ended December 31, 2013 and 2012.

Acquisition costs.  Acquisition costs decreased $5.3 million, or 98.2%, to $0.1 million for the three months ended December 31, 2013 from $5.4 million for the three months ended December 31, 2012, primarily as a result of recording an additional $5.1 million for the Jacobs Trading earn-out liability during the three months ended December 31, 2012.

Interest expense and other (income) expense, net.  Interest expense and other (income) expense, net increased $0.9 million to $0.0 million of expense for the three months ended December 31, 2013 from $0.9 million of income for the three months ended December 31, 2012, primarily due to the $1.0 million discount received for the early payoff of the $40 million Jacobs Trading acquisition seller subordinated note in November 2012.

Provision for income tax expense.  Income tax expense increased $0.2 million, or 5.7%, to $4.7 million for the three months ended December 31, 2013 from $4.5 million for the three months ended December 31, 2012, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $0.4 million, or 5.7%, to $7.1 million for the three months ended December 31, 2013 from $6.7 million for the three months ended December 31, 2012.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2013, we had approximately $101.5 million in cash and cash equivalents and $65.9 million available under our $75.0 million senior credit facility, due to issued letters of credit for $9.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

On December 2, 2008, our Board of Directors approved a $10.0 million share repurchase program.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. On each of February 2, 2010, November 30, 2010 and May 3, 2011, our Board of Directors approved the repurchase of up to an additional $10.0 million under the share repurchase program, on May 17, 2012, our Board of Directors approved the repurchase of up to an additional $30.0 million under the share repurchase program, on December 12, 2013, our Board of Directors approved the repurchase of up to an additional $12.9 million under the share repurchase program, and on February 5, 2014, the Company’s Board of Directors approved the repurchase of up to an additional $19.0 million under the share repurchase program. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. During the year ended September 30, 2009, 707,462 shares were purchased under the program for approximately $3,874,000. During the year ended September 30, 2010, 1,225,019 shares were purchased under the program for approximately $14,471,000. During the year ended September 30, 2011, 229,575 shares were purchased under the program for approximately $3,541,000.  During the year ended September 30, 2012, 505,067 shares were purchased under the program for approximately $30,000,000.  All repurchased shares have been retired.  During the three months ended December 31, 2013, no shares were purchased under the program. As of December 31, 2013 and February 5, 2014, approximately $31,000,000 and $50,000,000, respectively, may yet be expended under the program.

Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

Net cash provided by operating activities was $4.9 million for the three months ended December 31, 2013.  Net cash used in operating activities was $0.2 million for the three months ended December 31, 2012. For the three months ended December 31, 2013, net cash provided by operating activities primarily consisted of net income of $7.1 million, depreciation and amortization expense of $4.4 million, stock compensation expense of $3.7 million, and a net increase in accounts payable, accrued expenses and other liabilities of $0.4 million, offset in part by a net increase in accounts receivable, inventory ($6.8 million of the total increase resulting from seasonality and growth in our retail verticle) and prepaid assets of $8.1 million and provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $2.6 million, net.  For the three months ended December 31, 2012, net cash used in operating activities primarily consisted of: a net increase in accounts receivable, inventory and prepaid assets of $2.1 million, a net decrease in accounts payable, accrued expenses and other liabilities of $6.5 million (including $9.2 million for the payment of the Jacobs Trading earn-out), provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $5.9 million, net, and $1.0 million from early extinguishment of debt, offset in part by net income of $6.7 million, depreciation and amortization expense of $4.2 million, and stock compensation expense of $4.4 million.

Net cash used in investing activities was $2.7 million for the three months ended December 31, 2013 and $16.6 million for the three months ended December 31, 2012. Net cash used in investing activities for the three months ended December 31, 2013 consisted primarily of capital expenditures of $2.7 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the three months ended December 31, 2012 consisted primarily of $14.7 million for the acquisition of NESA and capital expenditures of $1.9 million for purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $3.4 million for the three months ended December 31, 2013. Net cash used in financing activities for the three months ended December 31, 2012 was $42.0 million.  Net cash provided by financing activities for the three months ended December 31, 2013 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $2.9 million. Net cash used in financing activities for the three months ended December 31, 2012 consisted primarily of $39.0 million for the repayment of the Jacobs Trading note payable and $8.2 million for the payment of the Jacobs Trading earn-out, offset in part by the proceeds from the exercise of common stock options including the tax benefit of $5.2 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $6.0 million to $7.0 million in the fiscal year ending September 30, 2014. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2013 were $2.7 million. As of December 31, 2013, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2014. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of December 31, 2013, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $65.9 million due to issued letters of credit for $9.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2013, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had $40.0 million of fixed rate 5% unsecured subordinated debt, which we repaid in November 2012, and no debt as of December 31, 2013, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would, in our judgment, have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2013, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

10.1

Letter from DLA Disposition Services, dated November 21, 2013, relating to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Sales Contract Number 99-4001-0004), effective as of June 9, 2005 between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 4, 2013.

10.2

Supplemental Agreement No. 8, dated January 17, 2014, relating to the modification of Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001), as amended, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2014.

10.3

Notice of Award, Statement, and Release Document, dated January 17, 2014, relating to Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001), as amended, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 21, 2014.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 7, 2014.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer