Form 10-Q
period 2014-03-31
LIQUIDITY SERVICES INC
filed 2014-05-09
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 2, 2014 was 32,075,793.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	March 31,	September 30,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,766	$95,109
Accounts receivable, net of allowance for doubtful accounts of $982 and $891 at March 31, 2014 and September 30, 2013, respectively	27,055	24,050
Inventory	71,640	29,261
Prepaid and deferred taxes	18,993	11,243
Prepaid expenses and other current assets	6,136	4,802
Total current assets	225,590	164,465
Property and equipment, net	12,448	10,380
Intangible assets, net	22,223	28,205
Goodwill	210,824	211,711
Other assets	7,240	6,583
Total assets	$478,325	$421,344
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,897	$16,539
Accrued expenses and other current liabilities	64,369	34,825
Profit-sharing distributions payable	4,652	4,315
Customer payables	32,116	29,497
Total current liabilities	123,034	85,176
Acquisition earn out payables	18,565	18,390
Deferred taxes and other long-term liabilities	2,248	2,899
Total liabilities	143,847	106,465
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 32,402,148 shares issued and 32,273,582 shares outstanding at March 31, 2014; 31,811,764 shares issued and outstanding at September 30, 2013	31	31
Treasury stock	(3,057)	—
Additional paid-in capital	218,955	206,861
Accumulated other comprehensive income	(1,644)	518
Retained earnings	120,193	107,469
Total stockholders’ equity	334,478	314,879
Total liabilities and stockholders’ equity	$478,325	$421,344

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Revenue	$102,920	$106,199	$196,390	$207,528
Fee revenue	25,409	24,125	53,887	45,001
Total revenue	128,329	130,324	250,277	252,529

Costs and expenses:
Cost of goods sold (excluding amortization)	54,273	49,946	101,983	97,068
Profit-sharing distributions	8,299	9,942	18,429	18,352
Technology and operations	29,070	22,407	54,691	44,954
Sales and marketing	10,459	9,973	20,290	20,301
General and administrative	12,435	11,839	24,742	25,807
Amortization of contract intangibles	2,272	2,407	4,679	4,617
Depreciation and amortization	1,973	1,980	3,977	3,967
Acquisition costs	85	212	180	5,588

Total costs and expenses	118,866	108,706	228,971	220,654

Income from operations	9,463	21,618	21,306	31,875
Interest and other (expense) income, net	(79)	(96)	(100)	828

Income before provision for income taxes	9,384	21,522	21,206	32,703
Provision for income taxes	(3,753)	(8,824)	(8,482)	(13,296)

Net income	$5,631	$12,698	$12,724	$19,407
Basic earnings per common share	$0.17	$0.40	$0.39	$0.62
Diluted earnings per common share	$0.17	$0.39	$0.39	$0.59

Basic weighted average shares outstanding	32,231,011	31,561,412	32,187,038	31,522,133
Diluted weighted average shares outstanding	32,321,482	32,331,686	32,489,776	32,692,975

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013

Net income	$5,631	$12,698	$12,724	$19,407
Other comprehensive income (loss):
Foreign currency translation	(1,633)	(1,826)	(2,162)	(2,094)
Other comprehensive income (loss), net of taxes	(1,633)	(1,826)	(2,162)	(2,094)
Comprehensive income	$3,998	$10,872	$10,562	$17,313

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at September 30, 2013	—	—	31,811,764	$31	$206,861	$518	$107,469	$314,879
Common stock repurchased	(128,566)	(3,057)	—	—	—	—	—	(3,057)
Exercise of common stock options and restricted stock	—	—	590,384	—	2,230	—	—	2,230
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	—	—	9,864	—	—	9,864
Comprehensive income:
Net income	—	—	—	—	—	—	12,724	12,724
Foreign currency translation	—	—	—	—	—	(2,162)	—	(2,162)
Balance at March 31, 2014	(128,566)	$(3,057)	32,402,148	$31	$218,955	$(1,644)	$120,193	$334,478

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands Except Share Data)

	Six Months Ended March 31,
	2014	2013
Operating activities
Net income	$12,724	$19,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,655	8,584
Gain on early extinguishment of debt	—	(1,000)
Stock compensation expense	6,567	7,302
Provision (benefit) for inventory allowance	291	(733)
Provision (benefit) for doubtful accounts	91	(107)
Incremental tax benefit from exercise of common stock options	(3,296)	(5,376)
Changes in operating assets and liabilities:
Accounts receivable	(3,096)	(1,891)
Inventory	(42,670)	(3,779)
Prepaid and deferred taxes	(7,750)	(5,295)
Prepaid expenses and other assets	1,305	3,328
Accounts payable	5,358	766
Accrued expenses and other	29,543	(6,019)
Profit-sharing distributions payable	337	273
Customer payables	2,619	586
Acquisition earn out payables	175	(6,168)
Other liabilities	(1,796)	538
Net cash provided by operating activities	9,057	10,416
Investing activities
Increase in goodwill and intangibles and cash paid for acquisitions	—	(14,698)
Purchases of property and equipment	(4,950)	(2,521)
Net cash used in investing activities	(4,950)	(17,219)
Financing activities
Repayment of notes payable	—	(39,000)
Payment of acquisition contingent liabilities	—	(8,185)
Proceeds from exercise of common stock options (net of tax)	2,231	504
Repurchases of common stock	(3,057)	—
Incremental tax benefit from exercise of common stock options	3,296	5,376
Net cash provided by (used in) financing activities	2,470	(41,305)
Effect of exchange rate differences on cash and cash equivalents	80	524

Net increase (decrease) in cash and cash equivalents	6,657	(47,584)
Cash and cash equivalents at beginning of period	95,109	104,782
Cash and cash equivalents at end of period	$101,766	$57,198
Supplemental disclosure of cash flow information
Cash paid for income taxes	$12,974	$10,493
Cash paid for interest	—	2,023
Contingent purchase price accrued	—	23,146

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014 or any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance by requiring that additional information be disclosed about items reclassified out of accumulated other comprehensive income.  The additional information includes separately stating the total change for each component of other comprehensive income and separately disclosing both current-period other comprehensive income and reclassification adjustments.  Entities are also required to present, either on the face of the income statement or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period.  For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts.  ASU 2013-02 was effective in the Company’s  fiscal 2014 first quarter.  Adoption of the disclosure requirements did not have a significant impact on the consolidated financial statements.

Business Combinations

The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill, with the exception of contingent consideration, which is expensed in the period it is modified. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense.

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

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,557,502 unvested restricted shares outstanding at March 31, 2014, which were issued at prices ranging from $7.48 to $52.55, of which 235,354 and 181,406, and 249,403 and 543,248 shares have been excluded in the calculation of diluted income per share for the three and six months ended March 31, 2014 and 2013, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)             for the three months ended March 31, 2014, 77,290 options;

(b)             for the six months ended March 31, 2014, 75,387 options;

(c)              for the three months ended March 31, 2013, 121,521 options; and

(d)             for the six months ended March 31, 2013, 121,521 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	32,231,011	31,561,412	32,187,038	31,522,133
Treasury stock effect of options and restricted stock	90,471	770,274	302,738	1,170,842

Diluted weighted average common shares outstanding	32,321,482	32,331,686	32,489,776	32,692,975

Net income	$5,631	$12,698	$12,723	$19,407
Basic income per common share	$0.17	$0.40	$0.39	$0.62
Diluted income per common share	$0.17	$0.39	$0.39	$0.59

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements — (Continued)

2.                                      Summary of Significant Accounting Policies (continued)

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

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The DoD has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. Under the Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD’s original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet the Company has a liability to the DoD of approximately $36,434,000 and $9,257,000 for inventory as of March 31, 2014 and September 30, 2013, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

The DoD, in accordance with the award of the next (third) surplus contract, split the contract into a rolling stock and a non-rolling stock contract; with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s original acquisition value (OAV). Later this month, the DoD is expected to formally award the contract. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, the Company withdrew from the live auction bidding for this contract. Bidding reached a level that the Company determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service the Company has historically provided the agency client. Final contract awards are subject to a protest period and a pre-award survey by the DoD regarding the bidder’s ability to satisfactorily perform the work in accordance with their technical proposal submitted in step-one of the solicitation.  Based on the unofficial April 1-2 bid results, the price for the non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, the Company expects to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current DoD Surplus contract, resulting in lower revenue in future periods. The Company will continue to operate its existing DoD surplus contract to sell all useable surplus assets of the DoD, including rolling stock and non-rolling stock assets, for the base term ending December 2014, with two additional one-month renewal options.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements — (Continued)

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts (continued)

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options.  The DoD has exercised all three renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months. For the three and six months ended March 31, 2014 and 2013 profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $8,299,000 and $18,429,000; and $9,943,000 and $18,352,000, respectively, including accrued amounts, as of March 31, 2014 and 2013, of $4,652,000 and $4,314,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through March 31, 2014.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

4.                                      Acquisitions

National Electronic Service Association (NESA)

On November 1, 2012, the Company acquired the assets and assumed liabilities of National Electronic Service Association (NESA) in an all cash transaction.  The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing.  EBITDA growth used in the calculation is capped at 20% of prior period.  The Company’s estimate for the total payout ranges from zero to a maximum of $37.7 million.  The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million.  As of March 31, 2014, the Company’s best estimate of the fair value of the earn-out is $18.6 million.  NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products.  NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

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

Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, 75% of which is expected to be tax deductible as a result of the asset purchase structure of the transaction.  The amount of revenue from NESA since the acquisition date and the related supplemental pro forma information is not significant and it is impracticable for us to determine the amount of earnings for NESA.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes the Company’s goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2013	$211,711
Translation adjustments	(887)
Balance at March 31, 2014	$210,824

6.                                      Intangible Assets

Intangible assets at March 31, 2014 and September 30, 2013 consisted of the following:

		March 31, 2014			September 30, 2013
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	2 - 5	$36,806	$(21,144)	$15,662	$37,236	$(16,696)	$20,540
Brand and technology	3 - 5	5,950	(2,258)	3,692	5,965	(1,666)	4,299
Covenants not to compete	3 - 5	4,348	(1,837)	2,511	4,440	(1,439)	3,001
Patent and trademarks	3 - 10	536	(178)	358	509	(144)	365
Total intangible assets, net				$22,223			$28,205

Future expected amortization of intangible assets at March 31, 2014 was as follows:

Years ending September 30,	Future Amortization
(in thousands)
2014 (remaining six months)	$5,205
2015	9,354
2016	6,267
2017	1,246
2018 and after	151
Total	$22,223

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Debt

Senior Credit Facility

The Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $75.0 million, as amended. On March 11, 2014, the Company amended this credit facility extending the term to May 31, 2015. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.404% at March 31, 2014) due monthly. As of September 30, 2013 and March 31, 2014, the Company had no outstanding borrowings under the Agreement, and the Company’s borrowing availability was $67.8 million and $65.1 million, respectively, due to issued letters of credit for $7.2 million and $9.9 million, respectively.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of March 31, 2014, the Company was in compliance with these covenants.

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

The Company applies the guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examination for fiscal 2011. The Company anticipates no material tax liability to arise from this examination. The statute of limitations for years prior to fiscal 2010 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2010 may be adjusted upon examination by tax authorities if they are utilized.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity

Share Repurchase Program

The Company’s Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. A summary of the Company’s share repurchase activity from fiscal year 2009 to the three months ended December 31, 2013 and March 31, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2009	707,462	$5.50	$3,874,000	$6,126,000
2010	1,225,019	$11.53	14,471,000	1,655,000
2011	229,575	$15.39	3,541,000	18,114,000
2012	505,067	$59.41	30,000,000	18,114,000
2013	—	—	—	31,000,000
3 Months Ending 12/31/13	—	—	—	31,000,000
3 Months Ending 3/31/14	128,566	$23.87	3,057,000	46,943,000

(1)         On December 2, 2008, the Company’s Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $10.0 million of the issued and outstanding shares of common stock. On each of February 2, 2010, November 30, 2010 and May 31, 2011, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. On May 17, 2012, the Company’s Board of Directors approved an additional $30.0 million for the share repurchase program. On December 12, 2013, the Company’s Board of Directors approved an additional approximately $12.9 million for the share repurchase program. On February 5, 2014, the Company’s Board of Directors approved an additional $19.0 million for the share repurchase program.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity (continued)

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2012, there were 2,553,574 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2013, the Company granted options to purchase 171,994 shares to employees and directors with exercise prices between $29.47 and $46.72, and options to purchase 32,244 shares were forfeited. During fiscal year 2013, the Company granted 997,857 restricted shares to employees and directors at prices ranging from $29.47 to $42.47, and 403,083 restricted shares were forfeited. During the twelve months ended September 30, 2013, the Company issued 335,000 restricted shares and cancelled 281,500 issued restricted shares to a non-employee that vest based on performance conditions. At September 30, 2013, there were 1,819,050 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the six months ended March 31, 2014, the Company issued options to purchase 427,556 shares to employees and directors at prices ranging from $21.53 to $24.19, and options to purchase 161,830 shares were forfeited. During the six months ended March 31, 2014, the Company issued 589,656 restricted shares to employees and directors at prices ranging from $21.53 to $26.71, and 189,618 restricted shares were forfeited. At March 31, 2014, there were 1,153,286 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These restricted shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2013, the three months ended December 31, 2013, and the three months ended March 31, 2014 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2012	1,675,795	$13.84
Options granted	171,994	35.76
Options exercised	(223,139)	11.35
Options canceled	(32,244)	18.67
Options outstanding at September 30, 2013	1,592,406	16.46
Options granted	348,002	22.60
Options exercised	(52,374)	8.95
Options canceled	(15,747)	30.11
Options outstanding at December 31, 2013	1,872,287	17.70
Options granted	79,554	21.53
Options exercised	(151,605)	11.65
Options canceled	(146,083)	15.73
Options outstanding at March 31, 2014	1,654,153	18.61
Options exercisable at March 31, 2014	1,035,428	14.94

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at March 31, 2014 is approximately $15,084,000 and 6.05 and $12,956,000 and 4.21, respectively, based on a stock price of $26.05 on March 31, 2014.  Over the last three years, volatility rates have ranged from 50.90% - 60.61%, a dividend rate of 0%, risk free interest rates have ranged from 0.12% - 1.21%, and expected forfeiture rates have ranged from 19.00% - 22.80%.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity (Continued)

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2013, the three months ended December 31, 2013, and the three months ended March 31, 2014 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2012	1,399,609	$22.51
Restricted shares granted	997,857	36.97
Restricted shares vested	(450,514)	21.18
Restricted shares canceled	(403,083)	35.39
Unvested restricted shares at September 30, 2013	1,543,869	28.89
Restricted shares granted	567,331	22.38
Restricted shares vested	(336,271)	22.43
Restricted shares canceled	(100,307)	19.81
Unvested restricted shares at December 31, 2013	1,674,622	28.52
Restricted shares granted	22,325	22.75
Restricted shares vested	(50,134)	32.16
Restricted shares canceled	(89,311)	24.20
Unvested restricted shares at March 31, 2014	1,557,502	28.57

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at March 31, 2014 is approximately $40,573,000 and 8.68, respectively, based on a stock price of $26.05 on March 31, 2014.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.                               Fair Value Measurement

The Company measures and records in the accompanying consolidated financial statements certain liabilities at fair value on a recurring basis. Authoritative guidance issued by the FASB establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs).  On January 1, 2012, the Company adopted ASU 2011-04, Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, which amended FASB ASC Topic 820, Fair Value Measurement.  Adoption of the disclosure requirements did not have a material impact on the Company’s financial position or results of operations.  The hierarchy consists of three levels:

Level 1                      Quoted market prices in active markets for identical assets or liabilities;

Level 2                      Inputs other than Level 1 inputs that are either directly or indirectly observable; and

Level 3                      Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

As of March 31, 2014 and September 30, 2013, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of September 30, 2013 and March 31, 2014, the Company’s liability for the earn-out related to the National Electronic Service Association acquisition of $18,390,000 and $18,565,000, respectively, is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2013 and the six months ended March 31, 2014 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2012	$14,511
Acquisition contingent consideration	18,050
Settlements	(19,608)
Change in fair value of contingent consideration	5,437
Balance at September 30, 2013	18,390
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	175
Balance at March 31, 2014	$18,565

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements — (Continued)

11.                               Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the three and six months ended March 31, 2014 and 2013, included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
Qualified Defined Benefit Pension Plan	2014	2013	2014	2013
	(dollars in thousands)
Service cost	—	—	—	—
Interest cost	$286	$265	$566	$538
Expected return on plan assets	(336)	(264)	(658)	(531)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	—
Amortization of transitional obligation/(asset)	—	—	—	—
Total net periodic benefit cost	$(50)	$1	$(92)	$7

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended March 31, 2014, the number of registered buyers grew from approximately 2,307,000 to approximately 2,524,000, or 9.4%.

Recent initiatives.  The DoD, in accordance with the award of the next (third) surplus contract, split the contract into a rolling stock and a non-rolling stock contract; with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s original acquisition value (OAV). Later this month, the DoD is expected to formally award the contract. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client. Final contract awards are subject to a protest period and a pre-award survey by the DoD regarding the bidder’s ability to satisfactorily perform the work in accordance with their technical proposal submitted in step-one of the solicitation. Because the contracting process is not complete, we cannot at this time provide a revised forecast on future financial results. However, based on the unofficial April 1-2 bid results, the price for the non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, we expect to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current DoD Surplus contract, resulting in lower revenue in future periods.  Together, this will result in a material impact to our EBITDA in fiscal year 2015 and beyond. We will continue to operate our existing DoD surplus contract to sell all useable surplus assets of the DoD, including rolling stock and non-rolling stock assets, for the base term ending December 2014, with two additional one-month renewal options.

As discussed in the beginning of fiscal year 2014, we have undertaken a significant initiative to fully integrate and enhance our marketplaces.  We anticipated spending an additional $7.0 million to $9.0 million on this effort during fiscal year 2014.  We currently are on plan to create these benefits for our selling clients and buying customers, while increasing efficiencies in operations across all of our marketplace platforms.  We expect a significant amount of this product development to be completed this fiscal year with the total initiative being completed during fiscal year 2015.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 12.8% and 14.4 % of our total revenue for the three and six months ended March 31, 2014. The merchandise sold under our profit-sharing model accounted for approximately 7.2% and 7.8% of our gross merchandise volume, or GMV, for the three and six months ended March 31, 2014.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 19.8% and 21.5% of our total revenue for the three and six months ended March 31, 2014. The merchandise sold under our consignment model accounted for approximately 52.7% and 56.7% of our GMV for the three and six months ended March 31, 2014.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 67.4% and 64.1% of our total revenue for the three and six months ended March 31, 2014. The merchandise sold under our purchase model accounted for approximately 40.1% and 35.5% of our GMV for the three and six months ended March 31, 2014.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

Industry trends.  We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) in the near term the decrease in the volume, innovation, and price of consumer electronic products, resulting in lower supply from our retail clients and lower per unit prices and margins in our retail goods marketplace, although in the long term product we expect innovation in the retail supply chain will increased the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; and (6) as a result of the economic downturn, an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical.

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                                          Surplus Contract.  In June 2001, we were awarded the first Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the second Contract on December 18, 2008. The second Surplus Contract was to expire in February 2014. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. The DoD, in accordance with the award of the next (third) surplus contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s original acquisition value (OAV). Later this month, the DoD is expected to formally award the contract. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client. Final contract awards are subject to a protest period and a pre-award survey by the DoD regarding the bidder’s ability to satisfactorily perform the work in accordance with their technical proposal submitted in step-one of the solicitation. Revenue from our second Surplus Contract (including buyer premiums) accounted for approximately 30.1% and 27.4% of our total revenue for the three and six months ended March 31, 2014. The property sold under our second Surplus Contract accounted for approximately 17.0% and 14.8% of our GMV for the three and six months ended March 31, 2014.

Under the second Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services’ original acquisition value. The DoD has broad discretion to determine what property will be made available for sale to us under the second Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.  The Surplus property flow from the DoD continues to be higher than historical levels. The mix of property has shifted to lower value smaller unit items, requiring us to rent more space, increase the number of shifts in our distribution centers, and increase our staff.  During the three months ended March 31, 2014, our inventory acquired under the second Surplus Contract increased significantly as a result of a surge of property provided by the DoD.

•                                          Scrap Contract.   In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. Following the DoD’s exercise of all three renewal options, the Scrap Contact expires in June 2015.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 12.8% and 14.4% of our total revenue for the three and six months ended March 31, 2014. The property sold under our Scrap Contract accounted for approximately 7.2% and 7.8% of our GMV for the three and six months ended March 31, 2014.

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

Our Wal-Mart Contracts.  We have various contracts with Wal-Mart Stores, Inc. (Wal-Mart), pursuant to which we have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice.  As a result of the Jacobs Trading acquisition, we also have a long-term contract with Wal-Mart that does not provide for termination for convenience.  The term of this agreement expires on May 16, 2016 and thereafter continues on a month to month basis.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and six months ended March 31, 2014 and March 31, 2013, totaled $227.2 million and $461.6 million, and $259.1 million and $492.5 million, respectively.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2014 and September 30, 2013, we had approximately 2,524,000 and 2,424,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and six months ended March 31, 2014 and March 31, 2013, approximately 665,000 and 1,268,000, and 643,000 and 1,209,000, total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and six months ended March 31, 2014 and March 31, 2013, we completed approximately 132,000 and 261,000, and 138,000 and 267,000 transactions, respectively.

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

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•                                          The amortization of contract intangibles relates to amortization of the contract related intangible assets associated with the Jacobs Trading acquisition on October 1, 2011 and the NESA acquisition on November 1, 2012. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(In thousands)
	(unaudited)
Net income	$5,631	$12,698	$12,724	$19,407
Interest and other expense (income), net	79	96	100	(828)
Provision for income taxes	3,753	8,824	8,482	13,296
Amortization of contract intangibles	2,272	2,407	4,679	4,617
Depreciation and amortization	1,973	1,980	3,977	3,967

EBITDA	13,708	26,005	29,962	40,459
Stock compensation expense	2,908	2,935	6,567	7,302
Acquisition costs	85	212	180	5,588

Adjusted EBITDA	$16,701	$29,152	$36,709	$53,349

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

•                  the buyer has assumed risks and rewards of ownership; and

•                  collection is reasonably assured.

Most of our sales are recorded subsequent to payment authorization being received, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

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

Business Combinations.  We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $233.0 million at March 31, 2014. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

We apply the authoritative guidance related to accounting for uncertainty in income taxes. We concluded that there were no uncertain tax positions identified during our analysis.

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

Amortization of contract intangibles.  Amortization of contract intangibles expense consists of the amortization of our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011 and the NESA transaction on November 1, 2012. The intangible asset created in conjunction with the acquisition of Jacobs Trading is valued at $33.3 million and is being amortized over 55 months on a straight-line basis. The amortization period is correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods.  The vendor contract intangible asset created in conjunction with the NESA acquisition is valued at $3.9 million and is being amortized over 20 months, on a straight-line basis.  The amortization period is correlated to the base term of the contract, from the acquisition date, exclusive of renewal periods.

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

Interest and other expense (income), net.  Interest and other expense (income), net, consists primarily of miscellaneous expenses and fees and a $1.0 million benefit related to the early payoff of the subordinated note payable in November, 2012.

Income taxes.  During fiscal years 2012 and 2013, we had an effective income tax rate for continuing operations of approximately 40%, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	42.3	38.3	40.7	38.4
Profit-sharing distributions	6.5	7.6	7.4	7.3
Technology and operations	22.6	17.2	21.9	17.8
Sales and marketing	8.1	7.7	8.1	8.0
General and administrative	9.7	9.1	9.9	10.2
Amortization of contract intangibles	1.8	1.8	1.8	1.8
Depreciation and amortization	1.5	1.5	1.6	1.6
Acquisition costs	0.1	0.2	0.1	2.2

Total costs and expenses	92.6	83.4	91.5	87.3

Income from operations	7.4	16.6	8.5	12.7
Interest and other (expense) income, net	(0.1)	(0.1)	(0.0)	0.3

Income from operations before provision for income taxes	7.3	16.5	8.5	13.0
Provision for income taxes	(2.9)	(6.8)	(3.4)	(5.3)

Income from operations	4.4%	9.7%	5.1%	7.7%

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenue.  Revenue decreased $2.0 million, or 1.5%, to $128.3 million for the three months ended March 31, 2014 from $130.3 million for the three months ended March 31, 2013, which is not significant. There were no material offsetting changes in revenue during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The amount of gross merchandise volume decreased $31.9 million, or 12.3%, to $227.2 million for the three months ended March 31, 2014 from $259.1 million for the three months ended March 31, 2013, primarily due to a decrease in our commercial capital assets vertical, which utilizes the consignment model resulting in an immaterial effect on revenue.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $4.4 million, or 8.8%, to $54.3 million for the three months ended March 31, 2014 from $49.9 million for the three months ended March 31, 2013.  As a percentage of revenue, cost of goods sold (excluding amortization) increased to 42.3% from 38.3%.  These increases are primarily due to the increased property flow of smaller value assets under our Surplus Contract.

Profit-sharing distributions.  Profit-sharing distributions decreased $1.6 million, or 16.5%, to $8.3 million for the three months ended March 31, 2014 from $9.9 million for the three months ended March 31, 2013.  As a percentage of revenue, profit-sharing distributions decreased to 6.5% from 7.6%.  These decreases are due to a decline in the Scrap Contract sales.

Technology and operations expenses.  Technology and operations expenses increased $6.7 million, or 29.7%, to $29.1 million for the three months ended March 31, 2014 from $22.4 million for the three months ended March 31, 2013.  As a percentage of revenue, technology and operations expenses increased to 22.6% from 17.2%.  These increases are primarily due to (1) expenses of $4.2 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology marketplace integration and enhancement projects; and (2) expenses of $2.5 million for additional warehouse space, due to growth in our inventory.

Sales and marketing expenses.  Sales and marketing expenses increased $0.5 million, or 4.9%, to $10.5 million for the three months ended March 31, 2014 from $10.0 million for the three months ended March 31, 2013. As a percentage of revenue, sales and marketing expenses increased to 8.1% from 7.6%.  These increases are primarily due to expenses of $0.4 million in staff wages, including stock based compensation.

General and administrative expenses.  General and administrative expenses increased $0.6 million, or 5.0%, to $12.4 million for the three months ended March 31, 2014 from $11.8 million for the three months ended March 31, 2013.  As a percentage of revenue, general and administrative expenses increased to 9.7% from 9.1%.  These increases are primarily due to expenses of $0.8 million in staff wages, including stock based compensation, offset in part by a $0.2 million decrease in overhead expenses as a result of consolidating and closing some offices.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis. Amortization of contract intangibles for the three months ended March 31, 2014 and March 31, 2013, was $2.3 million and $2.4 million, respectively.

Depreciation and amortization expenses.  Depreciation and amortization expenses were consistent at $2.0 million for the three months ended March 31, 2014 and March 31, 2013.

Acquisition costs.  Acquisition costs decreased $0.1 million, or 60.0%, to $0.1 million for the three months ended March 31, 2014 from $0.2 million for the three months ended March 31, 2013, which is not significant.

Interest and other expense (income), net.  Interest and other expense (income), net, was consistent at $0.1 million of expense for the three months ended March 31, 2014 and 2013.

Provision for income tax expense.  Income tax expense decreased $5.0 million, or 57.5%, to $3.8 million for the three months ended March 31, 2014 from $8.8 million for the three months ended March 31, 2013, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $7.1 million, or 55.7%, to $5.6 million for the three months ended March 31, 2014 from $12.7 million for the three months ended March 31, 2013.

Six Months Ended March 31, 2014 Compared to Six Months Ended March 31, 2013

Revenue.  Revenue decreased $2.2 million, or 0.9%, to $250.3 million for the six months ended March 31, 2014 from $252.5 million for the six months ended March 31, 2013, which is not significant. There were no material offsetting changes in revenue during the six months ended March 31, 2014 compared to the six months ended March 31, 2013. The amount of gross merchandise volume decreased $30.9 million, or 6.3%, to $461.6 million for the six months ended March 31, 2014 from $492.5 million for the six months ended March 31, 2013, primarily due to a decrease in our commercial capital assets vertical, which utilizes the consignment model resulting in an immaterial effect on revenue.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $4.9 million, or 5.1%, to $102.0 million for the six months ended March 31, 2014 from $97.1 million for the six months ended March 31, 2013.   As a percentage of revenue, cost of goods sold (excluding amortization) increased to 40.7% from 38.4%.  These increases are primarily due to expansion of our Canadian business, which utilizes the purchase model.

Profit-sharing distributions.  Profit-sharing distributions were consistent at $18.4 million for the six months ended March 31, 2014 and 2013.  As a percentage of revenue, profit-sharing distributions increased to 7.4% from 7.3%, which is not significant.

Technology and operations expenses.  Technology and operations expenses increased $9.7 million, or 21.7%, to $54.7 million for the six months ended March 31, 2014 from $45.0 million for the six months ended March 31, 2013. As a percentage of revenue, technology and operations expenses increased to 21.9% from 17.8%.  These increases are primarily due to (1) expenses of $7.4 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology marketplace integration and enhancement projects; and (2) expenses of $2.3 million in additional warehouse space due to growth in our inventory.

Sales and marketing expenses.  Sales and marketing expenses were consistent at $20.3 million for the six months ended March 31, 2014 and 2013.  As a percentage of revenue, sales and marketing expenses increased to 8.1% from 8.0%, which is not significant.

General and administrative expenses.  General and administrative expenses decreased $1.1 million, or 4.1%, to $24.7 million for the six months ended March 31, 2014 from $25.8 million for the six months ended March 31, 2013.  As a percentage of revenue, general and administrative expenses decreased to 9.9% from 10.2%.  These decreases are primarily due to streamlining our GoIndustry global operations and lowering our external general and administrative expenses.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis. Amortization of contract intangibles for the six months ended March 31, 2014 and March 31, 2013, was $4.7 million and $4.6 million, respectively.

Depreciation and amortization expenses.  Depreciation and amortization expenses were consistent at $4.0 million for the six months ended March 31, 2014 and March 31, 2013.

Acquisition costs.  Acquisition costs decreased $5.4 million, or 96.8%,  to $0.2 million, for the six months ended March 31, 2014 from $5.6 million for the six months ending March 31, 2013, primarily due to recording an additional $5.1 million for the Jacobs Trading earn out liability in the three months ended December 31, 2012.

Interest and other expense (income), net.  Interest and other expense (income), net, increased $0.9 million to $0.1 million of expense for the six months ended March 31, 2014 from $0.8 million of income for the six months ended March 31, 2013, primarily due to the $1.0 million discount received for the early payoff of the $40 million Jacobs Trading acquisition seller subordinated note.

Provision for income tax expense.  Income tax expense decreased $4.8 million, or 36.2%, to $8.5 million for the six months ended March 31, 2014 from $13.3 million for the six months ended March 31, 2013, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income decreased $6.7 million, or 34.4%, to $12.7 million for the six months ended March 31, 2014 from $19.4 million for the six months ended March 31, 2013.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2014, we had approximately $101.8 million in cash and cash equivalents and $65.1 million available under our $75.0 million senior credit facility, due to issued letters of credit for $9.9 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

Our Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. A summary of our share repurchase activity from fiscal year 2009 to the three months ended December 31, 2013 and March 31, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2009	707,462	$5.50	$3,874,000	$6,126,000
2010	1,225,019	$11.53	14,471,000	1,655,000
2011	229,575	$15.39	3,541,000	18,114,000
2012	505,067	$59.41	30,000,000	18,114,000
2013	—	—	—	31,000,000
3 Months Ending 12/31/13	—	—	—	31,000,000
3 Months Ending 3/31/14	128,566	$23.87	3,057,000	46,943,000

(1)         On December 2, 2008, our Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $10.0 million of the issued and outstanding shares of common stock. On each of February 2, 2010, November 30, 2010 and May 31, 2011, our Board of Directors approved an additional $10.0 million for the share repurchase program. On May 17, 2012, our Board of Directors approved an additional $30.0 million for the share repurchase program. On December 12, 2013, our Board of Directors approved an additional approximately $12.9 million for the share repurchase program. On February 5, 2014, our Board of Directors approved an additional $19.0 million for the share repurchase program.

Most all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2014 Compared to Six Months Ended March31, 2013

Net cash provided by operating activities was $9.1 million and $10.4 million for the six months ended March 31, 2014 and 2013, respectively.  For the six months ended March 31, 2014, net cash provided by operating activities primarily consisted of net income of $12.7 million, depreciation and amortization expense of $8.7 million, stock compensation expense of $6.6 million, and a net increase in accounts payable, accrued expenses and other liabilities of $36.2 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $52.2 million, and provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $2.9 million, net.  For the six months ended March 31, 2013, net cash provided by operating activities primarily consisted of net income of $19.4 million, depreciation and amortization expense of $8.6 million, stock compensation expense of $7.3 million, offset in part by a net increase in accounts receivable, inventory and prepaid assets of $7.7 million, a net decrease in accounts payable, accrued expenses and other liabilities of $10.0 million (including $11.4 million for the payment of the Jacobs Trading earn-out), provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $6.2 million, net, and $1.0 million from early extinguishment of debt.

Net cash used in investing activities was $5.0 million and $17.2 million for the six months ended March 31, 2014 and 2013, respectively.  Net cash used in investing activities for the six months ended March 31, 2014 consisted primarily of $5.0 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the six months ended March 31, 2013 consisted primarily of $14.7 million for the acquisition of NESA and capital expenditures of $2.5 million for purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $2.5 million for the six months ended March 31, 2014. Net cash used in financing activities for the six months ended March 31, 2013 was $41.3 million.  Net cash provided by financing activities for the six months ended March 31, 2014 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $5.6 million, offset in part by $3.1 million in stock repurchases.  Net cash used in financing activities for the six months ended March 31, 2013 consisted primarily of $39.0 million for the repayment of the Jacobs Trading note payable and $8.2 million for the payment of the Jacobs Trading earn-out, offset in part by the proceeds from the exercise of common stock options including the tax benefit of $5.9 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $7.0 million to $8.0 million in the fiscal year ending September 30, 2014. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2014 were $5.0 million. As of March 31, 2014, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2015. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of March 31, 2014, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $65.1 million due to issued letters of credit for $9.9 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2014, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had $40.0 million of fixed rate 5% unsecured subordinated debt which we repaid in November 2012, and no debt as of March 31, 2014, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than five percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the most recent fiscal quarter, there has not occurred any change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31, 2014	—	—	—	$31,000,000
February 1 to February 28, 2014	128,566	$23.87	128,566	$46,943,000
March 1 to March 31, 2014	—	—	—	$46,943,000
Total	128,566		128,566

(1)         On February 5, 2014, our Board of Directors approved an additional $19.0 million for the share repurchase program.

Item 6. Exhibits.

Exhibit No.	Description
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

10.4

Third Amendment to Financing and Security Agreement dated March 11, 2014, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2014.

10.5

Second Amended and Restated Revolving Credit Note, dated March 11, 2014, issued by Liquidity Services, Inc. to Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on March 11, 2014.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 9, 2014.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer

By:	/s/ Kathryn A. Domino
Kathryn A. Domino
Chief Accounting Officer