Form 10-Q
period 2014-06-30
LIQUIDITY SERVICES INC
filed 2014-08-08
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 4, 2014 was 29,663,302.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,	September 30,
	2014	2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,948	$95,109
Accounts receivable, net of allowance for doubtful accounts of $1,035 and $891 at June 30, 2014 and September 30, 2013, respectively	24,307	24,050
Inventory	69,389	29,261
Prepaid and deferred taxes	12,941	11,243
Prepaid expenses and other current assets	6,435	4,802
Total current assets	170,020	164,465
Property and equipment, net	12,601	10,380
Intangible assets, net	19,472	28,205
Goodwill	212,458	211,711
Other assets	7,088	6,583
Total assets	$421,639	$421,344
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,764	$16,539
Accrued expenses and other current liabilities	50,460	34,825
Profit-sharing distributions payable	3,632	4,315
Customer payables	31,715	29,497
Total current liabilities	101,571	85,176
Acquisition earn out payables	—	18,390
Deferred taxes and other long-term liabilities	1,811	2,899
Total liabilities	103,382	106,465
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 32,596,680 shares issued and 29,633,702 shares outstanding at June 30, 2014; 31,811,764 shares issued and outstanding at September 30, 2013	28	31
Treasury stock	(44,870)	—
Additional paid-in capital	223,939	206,861
Accumulated other comprehensive income	594	518
Retained earnings	138,566	107,469
Total stockholders’ equity	318,257	314,879
Total liabilities and stockholders’ equity	$421,639	$421,344

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Revenue	$100,307	$99,673	$296,697	$307,202
Fee revenue	26,658	24,526	80,545	69,526
Total revenue	126,965	124,199	377,242	376,728

Costs and expenses:
Cost of goods sold (excluding amortization)	54,537	49,977	156,520	147,045
Profit-sharing distributions	8,254	8,649	26,683	27,002
Technology and operations	27,420	21,851	82,111	66,800
Sales and marketing	10,661	10,127	30,951	30,428
General and administrative	11,793	10,096	36,535	35,907
Amortization of contract intangibles	2,349	2,407	7,028	7,023
Depreciation and amortization	1,927	1,984	5,904	5,952
Acquisition costs and related fair value adjustments	(18,564)	239	(18,384)	5,826

Total costs and expenses	98,377	105,330	327,348	325,983

Income from operations	28,588	18,869	49,894	50,745
Interest and other (expense) income, net	(197)	(56)	(297)	772

Income before provision for income taxes	28,391	18,813	49,597	51,517
Provision for income taxes	(10,018)	(7,525)	(18,500)	(20,822)

Net income	$18,373	$11,288	31,097	$30,695
Basic earnings per common share	$0.59	$0.36	$0.98	$0.97
Diluted earnings per common share	$0.59	$0.35	$0.98	$0.94

Basic weighted average shares outstanding	30,937,394	31,651,061	31,770,490	31,565,109
Diluted weighted average shares outstanding	30,937,394	32,540,187	31,893,512	32,642,046

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013

Net income	$18,373	$11,288	$31,097	$30,695
Other comprehensive income (loss):
Foreign currency translation	2,238	(1,363)	76	(3,457)
Other comprehensive income (loss), net of taxes	2,238	(1,363)	76	(3,457)
Comprehensive income	$20,611	$9,925	$31,173	$27,238

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(Dollars In Thousands Except Share Data)

	Treasury Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Shares	Amount	Capital	Income	Earnings	Total
Balance at September 30, 2013	—	—	31,811,764	$31	$206,861	$518	$107,469	$314,879
Common stock repurchased	(2,962,978)	(44,870)	—	(3)	—	—	—	(44,873)
Exercise of common stock options and restricted stock awards	—	—	784,916	—	4,005	—	—	4,005
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	—	—	13,073	—	—	13,073
Net income	—	—	—	—	—	—	31,097	31,097
Foreign currency translation	—	—	—	—	—	76	—	76
Balance at June 30, 2014	(2,962,978)	$(44,870)	32,596,680	$28	$223,939	$594	$138,566	$318,257

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(Dollars In Thousands Except Share Data)

	Nine Months Ended June 30,
	2014	2013
Operating activities
Net income	$31,097	$30,695
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,932	12,975
Gain on early extinguishment of debt	—	(1,000)
(Gain) loss on earn out liability	(18,390)	5,345
Stock compensation expense	9,517	10,229
Provision (benefit) for inventory allowance	222	(1,109)
Provision (benefit) for doubtful accounts	144	(243)
Incremental tax benefit from exercise of common stock options	(3,556)	(6,074)
Changes in operating assets and liabilities:
Accounts receivable	(401)	(6,352)
Inventory	(40,350)	(5,932)
Prepaid and deferred taxes	(1,698)	(826)
Prepaid expenses and other assets	1,418	4,118
Accounts payable	(774)	2,284
Accrued expenses and other	15,634	(8,608)
Profit-sharing distributions payable	(683)	(1,228)
Customer payables	2,217	(6,226)
Acquisition earn out payables	—	(11,422)
Other liabilities	(2,234)	199
Net cash provided by operating activities	5,095	16,825
Investing activities
Increase in goodwill and intangibles and cash paid for acquisitions	(39)	(14,719)
Purchases of property and equipment	(6,494)	(3,909)
Net cash used in investing activities	(6,533)	(18,628)
Financing activities
Repurchases of common stock	(44,873)	—
Repayment of notes payable	—	(39,000)
Payment of acquisition contingent liabilities	—	(8,185)
Proceeds from exercise of common stock options (net of tax)	4,006	1,394
Incremental tax benefit from exercise of common stock options	3,556	6,074
Net cash used in financing activities	(37,311)	(39,717)
Effect of exchange rate differences on cash and cash equivalents	588	65

Net decrease in cash and cash equivalents	(38,161)	(41,455)
Cash and cash equivalents at beginning of period	95,109	104,782
Cash and cash equivalents at end of period	$56,948	$63,327
Supplemental disclosure of cash flow information
Cash paid for income taxes	$16,650	$12,221
Cash paid for interest	—	2,029
Contingent purchase price accrued	—	18,050

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included.  The change in fair value of acquisition earn out payables in the prior period has been reclassified to conform to the current period’s presentation in the consolidated statement of cash flows. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2014 or any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements.  The new standard will be effective for the Company beginning on October 1, 2017, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations.  Early adoption is not permitted.  The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the consolidated financial statements and related disclosures.  As a result, the Company’s evaluation of the effect of the new standard will likely extend over several future periods.

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

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,901,976 unvested restricted shares outstanding at June 30, 2014, which were issued at prices ranging from $7.48 to $52.55, of which 401,753 and 254,855, and 206,546 and 431,014 shares have been excluded in the calculation of diluted income per share for the three and nine months ended June 30, 2014 and 2013, respectively, due to the difference between the issuance price and the average market price for the period in which they have been outstanding. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)         for the three months ended June 30, 2014, 754,994 options;

(b)         for the nine months ended June 30, 2014, 574,477 options;

(c)          for the three months ended June 30, 2013, 151,291 options; and

(d)         for the nine months ended June 30, 2013, 151,291 options.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

2.                                      Summary of Significant Accounting Policies (continued)

Earnings per Share (continued)

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended June30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	30,937,394	31,651,061	31,770,490	31,565,109
Treasury stock effect of options and restricted stock	—	889,126	123,022	1,076,937

Diluted weighted average common shares outstanding	30,937,394	32,540,187	31,893,512	32,642,046

Net income	$18,373	$11,288	$31,097	$30,695
Basic income per common share	$0.59	$0.36	$0.98	$0.97
Diluted income per common share	$0.59	$0.35	$0.98	$0.94

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The Department of Defense (DoD) has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. Under the Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the DoD at a fixed percentage equal to 1.8% of the DoD’s original acquisition value (OAV). The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of approximately $26,675,000 and $9,257,000 for inventory as of June 30, 2014 and September 30, 2013, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

The DoD, in accordance with the award of the next (third) surplus contract, split the contract into a rolling stock and a non-rolling stock contract; with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, the Company withdrew from the live auction bidding for this contract. Bidding reached a level that the Company determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service the Company has historically provided the agency client.  The price the Company will pay for inventory under the new non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, the Company expects to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current DoD Surplus contract, resulting in lower revenue in future periods. The Company will continue to operate its existing DoD surplus contract to sell all useable surplus assets of the DoD, including non-rolling stock assets (but excluding rolling stock as discussed below), for the base term ending December 2014, with two additional one-month renewal options.

As previously announced, sales of selected rolling stock and certain other assets under the Company’s Surplus Contract have ceased at the request of the DLA pending further review of the impact of regulatory rules, unrelated to the Company’s performance or conduct, on the DLA rolling stock property stream.  This action has resulted in the cancellation of selected sales during the June quarter as well as future sales of selected assets.  These developments have and will adversely impact its financial results for the Company’s fiscal third quarter ended June 30, 2014 and for its fiscal year 2014.

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options.  The DoD has exercised all three renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  This incentive is measured annually on June 30th, and is applied to the prior 12 months.  The Company earned a performance incentive for the 12 months ended June 30, 2014, of approximately $1,326,000, in the quarter ended June 30, 2014.  For the three and nine months ended June 30, 2014 and 2013 profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $8,255,000 and $26,683,000; and $8,649,000 and $27,001,000, respectively, including accrued amounts, as of June 30, 2014 and 2013, of $3,632,000 and $2,811,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through June 30, 2014.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.                                      Acquisitions

National Electronic Service Association (NESA)

On November 1, 2012, the Company acquired the assets and assumed liabilities of National Electronic Service Association (NESA) in an all cash transaction.  The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing.  EBITDA growth used in the calculation is capped at 20% of prior period.  The Company’s estimate for the total payout ranges from zero to a maximum of $37.7 million.  The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million.  Based upon revised projections and as a result of unfavorable developments in the business during the quarter, the Company has estimated that the fair value of the earn-out as of June 30, 2014 is zero and has reversed the liability of $18,622,000 with a corresponding reduction (credit) in the Acquisitions Costs line in the Consolidated Statements of Operations for the three and nine months ended June 30, 2014. NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products.  NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes the Company’s goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2013	$211,711
Translation adjustments	747
Balance at June 30, 2014	$212,458

6.                                      Intangible Assets

Intangible assets at June 30, 2014 and September 30, 2013 consisted of the following:

		June 30, 2014			September 30, 2013
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	2 - 5	$33,300	$(19,980)	$13,320	$37,236	$(16,696)	$20,540
Brand and technology	3 - 5	5,957	(2,558)	3,399	5,965	(1,666)	4,299
Covenants not to compete	3 - 5	4,391	(2,059)	2,332	4,440	(1,439)	3,001
Patent and trademarks	3 - 10	659	(238)	421	509	(144)	365
Total intangible assets, net				$19,472			$28,205

Future expected amortization of intangible assets at June 30, 2014 was as follows:

Years ending September 30,	Future Amortization
(in thousands)
2014 (remaining three months)	$2,345
2015	9,376
2016	6,289
2017	1,269
2018 and after	193
Total	$19,472

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Debt

Senior Credit Facility

The Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $75.0 million, as amended. On March 11, 2014, the Company amended this credit facility extending the term to May 31, 2015. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.402% at June 30, 2014) due monthly. As of September 30, 2013 and June 30, 2014, the Company had no outstanding borrowings under the Agreement, and the Company’s borrowing availability was $67.8 million and $64.9 million, respectively, due to issued letters of credit for $7.2 million and $10.1 million, respectively.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of June 30, 2014, the Company was in compliance with these covenants.

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

8.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2014 effective tax rate will be approximately 37.3%.

The Company applies the guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examination for fiscal 2011. The Company anticipates no material tax liability to arise from this examination. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2010 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2010 may be adjusted upon examination by tax authorities if they are utilized.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity

Share Repurchase Program

The Company’s Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. A summary of the Company’s share repurchase activity from fiscal year 2009 to the three months ended December 31, 2013 March 31, 2014, and June 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2009	707,462	$5.50	$3,874,000	$6,126,000
2010	1,225,019	$11.53	14,471,000	1,655,000
2011	229,575	$15.39	3,541,000	18,114,000
2012	505,067	$59.41	30,000,000	18,114,000
2013	—	—	—	31,000,000
3 Months Ending 12/31/13	—	—	—	31,000,000
3 Months Ending 3/31/14	128,566	$23.87	3,057,000	46,943,000
3 Months Ending 6/30/14	2,834,412	$15.48	41,816,000	5,127,000

(1)         On December 2, 2008, the Company’s Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $10.0 million of the issued and outstanding shares of Company common stock. On each of February 2, 2010, November 30, 2010 and May 31, 2011, the Company’s Board of Directors approved an additional $10.0 million for the share repurchase program. On May 17, 2012, the Company’s Board of Directors approved an additional $30.0 million for the share repurchase program. On December 12, 2013, the Company’s Board of Directors approved an additional approximately $12.9 million for the share repurchase program. On February 5, 2014, the Company’s Board of Directors approved an additional $19.0 million for the share repurchase program.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity (continued)

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2012, there were 2,553,574 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2013, the Company granted options to purchase 171,994 shares to employees and directors with exercise prices between $29.47 and $46.72, and options to purchase 32,244 shares were forfeited. During fiscal year 2013, the Company granted 997,857 restricted shares to employees and directors at prices ranging from $29.47 to $42.47, and 403,083 restricted shares were forfeited. During the twelve months ended September 30, 2013, the Company issued 335,000 restricted shares and cancelled 281,500 issued restricted shares to a non-employee that vest based on performance conditions. At September 30, 2013, there were 1,819,050 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the nine months ended June 30, 2014, the Company issued options to purchase 427,556 shares to employees and directors at prices ranging from $21.53 to $24.19, and options to purchase 180,968 shares were forfeited. During the nine months ended June 30, 2014, the Company issued 1,021,143 restricted shares to employees and directors at prices ranging from $13.57 to $26.71, and 245,458 restricted shares were forfeited. At June 30, 2014, there were 796,777 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These restricted shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2013, the three months ended December 31, 2013, March 31, 2014, and June 30, 2014 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2012	1,675,795	$13.84
Options granted	171,994	35.76
Options exercised	(223,139)	11.35
Options canceled	(32,244)	18.67
Options outstanding at September 30, 2013	1,592,406	16.46
Options granted	348,002	22.60
Options exercised	(52,374)	8.95
Options canceled	(15,747)	30.11
Options outstanding at December 31, 2013	1,872,287	17.70
Options granted	79,554	21.53
Options exercised	(151,605)	11.65
Options canceled	(146,083)	15.73
Options outstanding at March 31, 2014	1,654,153	18.61
Options granted	—	—
Options exercised	(163,359)	10.86
Options canceled	(19,138)	26.68
Options outstanding at June 30, 2014	1,471,656	19.36
Options exercisable at June 30, 2014	882,084	15.73

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at June 30, 2014 is approximately $3,179,000 and 6.30 and $2,987,000 and 4.54, respectively, based on a stock price of $15.76 on June 30, 2014.  Over the last three years, volatility rates have ranged from 50.90% - 60.61%, a dividend rate of 0%, risk free interest rates have ranged from 0.12% - 1.21%, and expected forfeiture rates have ranged from 19.00% - 22.80%.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

9.                                      Stockholders’ Equity (Continued)

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2013, the three months ended December 31, 2013, March 31, 2014, and June 30, 2014 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2012	1,399,609	$22.51
Restricted shares granted	997,857	36.97
Restricted shares vested	(450,514)	21.18
Restricted shares canceled	(403,083)	35.39
Unvested restricted shares at September 30, 2013	1,543,869	28.89
Restricted shares granted	567,331	22.38
Restricted shares vested	(336,271)	22.43
Restricted shares canceled	(100,307)	19.81
Unvested restricted shares at December 31, 2013	1,674,622	28.52
Restricted shares granted	22,325	22.75
Restricted shares vested	(50,134)	32.16
Restricted shares canceled	(89,311)	24.20
Unvested restricted shares at March 31, 2014	1,557,502	28.57
Restricted shares granted	431,487	13.81
Restricted shares vested	(31,173)	35.50
Restricted shares canceled	(55,840)	30.18
Unvested restricted shares at June 30, 2014	1,901,976	25.06

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at June 30, 2014 is approximately $29,975,000 and 8.77, respectively, based on a stock price of $15.76 on June 30, 2014.

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

As of June 30, 2014 and September 30, 2013, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of September 30, 2013 and June 30, 2014, the Company’s liability for the earn-out related to the National Electronic Service Association acquisition of $18,390,000 and $0, respectively, is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2013 and the nine months ended June 30, 2014 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2012	$14,511
Acquisition contingent consideration	18,050
Settlements	(19,608)
Change in fair value of contingent consideration	5,437
Balance at September 30, 2013	18,390
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	(18,390)
Balance at June 30, 2014	$—

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

11.                               Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the three and nine months ended June 30, 2014 and 2013, included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
Qualified Defined Benefit Pension Plan	2014	2013	2014	2013
	(dollars in thousands)
Service cost	—	—	—	—
Interest cost	$290	$266	$856	$804
Expected return on plan assets	(347)	(267)	(1,005)	(798)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	—
Amortization of transitional obligation/(asset)	—	—	—	—
Total net periodic benefit cost	$(57)	$(1)	$(149)	$6

12. Legal Proceedings and Contingencies

The Company is subject to litigation, including the litigation described below, and other claims from time to time in the ordinary course of business.  The Company expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on its financial condition or results of operations.

Although the Company cannot predict the outcome of legal or other proceedings with certainty, GAAP requires the Company to disclose an estimate of the reasonably possible loss or range of loss or make a statement that such an estimate cannot be made for contingencies where there is at least a reasonable possibility that a loss may have been incurred.  The Company implements a process to determine an estimate of the reasonably possible loss or range of loss before it concludes and discloses that an estimate cannot be made.

On July 14, 2014, Leonard Howard (the “Plaintiff”), individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer.  The complaint claims that the defendants violated Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by, among other things, misrepresenting or omitting material facts regarding the Company’s growth initiative, growth potential, and financial and operating conditions.  The Plaintiff seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  The Company believes the allegations are without merit and intends to defend against this action vigorously.  Given the early stage of this action, the fact that an indeterminate amount of damages is sought and the inherent uncertainties of litigation, the Company cannot estimate a range of the potential liability, if any, at this time.

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended June 30, 2014, the number of registered buyers grew from approximately 2,360,000 to approximately 2,572,000, or 9.0%.

Recent initiatives.  The DoD, in accordance with the award of the next (third) surplus contract, split the contract into a rolling stock and a non-rolling stock contract; with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s original acquisition value (OAV). The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client. The price for the non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, we expect to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current DoD Surplus contract, resulting in lower revenue in future periods.  Together, this will result in a material impact to our EBITDA in fiscal year 2015 and beyond. We will continue to operate our existing DoD surplus contract to sell all useable surplus assets of the DoD, including non-rolling stock assets (but excluding rolling stock as discussed below), for the base term ending December 2014, with two additional one-month renewal options.

On July 10, 2014, we announced that our sales of selected rolling stock and certain other assets under our Surplus Contract have ceased at the request of the DLA pending further review of the impact of regulatory rules, unrelated to the our performance or conduct, on the DLA rolling stock property stream.  This action has resulted in the cancellation of selected sales during the June quarter as well as future sales of selected assets.  These developments have and will adversely impact our financial results for our fiscal third quarter ended June 30, 2014 and for our fiscal year 2014.

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

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 14.6% and 14.5 % of our total revenue for the three and nine months ended June 30, 2014. The merchandise sold under our profit-sharing model accounted for approximately 7.6% and 7.7% of our gross merchandise volume, or GMV, for the three and nine months ended June 30, 2014.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 21.0% and 21.3% of our total revenue for the three and nine months ended June 30, 2014. The merchandise sold under our consignment model accounted for approximately 59.3% and 58.4% of our GMV for the three and nine months ended June 30, 2014.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 64.4% and 64.2% of our total revenue for the three and nine months ended June 30, 2014. The merchandise sold under our purchase model accounted for approximately 33.1% and 33.9% of our GMV for the three and nine months ended June 30, 2014.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

Industry trends.  We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) in the near term the decrease in the volume, innovation, and price of consumer electronic products, resulting in lower supply from our retail clients and lower per unit prices and margins in our retail goods marketplace, although in the long term product we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; and (6) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical.

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•              Surplus Contract.  In June 2001, we were awarded the first Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the second Contract on December 18, 2008. The second Surplus Contract was to expire in February 2014. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. The DoD, in accordance with the award of the next (third) surplus contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s original acquisition value (OAV). The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client. On July 10, 2014, we announced that our sales of selected rolling stock and other assets under the second Surplus Contract have ceased at the request of the DLA pending further review of the impact of regulatory rules, unrelated to our performance or conduct, on the DLA rolling stock property stream.  This action has resulted in the cancellation of selected sales during the June quarter as well as future sales of selected assets.  These developments have and will adversely impact our financial results for our fiscal third quarter ended June 30, 2014 and for our fiscal year 2014.

Revenue from our second Surplus Contract (including buyer premiums) accounted for approximately 27.2% and 27.3% of our total revenue for the three and nine months ended June 30, 2014. The property sold under our second Surplus Contract accounted for approximately 14.0% and 14.6% of our GMV for the three and nine months ended June 30, 2014.

Under the second Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services’ original acquisition value. The DoD has broad discretion to determine what property will be made available for sale to us under the second Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.  The Surplus property flow from the DoD continues to be higher than historical levels. The mix of property has shifted to lower value smaller unit items, requiring us to rent more space, increase the number of shifts in our distribution centers, and increase our staff.  During the three months ended June 30, 2014, our inventory acquired under the second Surplus Contract has decreased as we continue process and sell the surge of property provided by the DoD.

•              Scrap Contract.   In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. Following the DoD’s exercise of all three renewal options, the Scrap Contact expires in June 2015.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 14.7% and 14.5% of our total revenue for the three and nine months ended June 30, 2014. The property sold under our Scrap Contract accounted for approximately 7.6% and 7.7% of our GMV for the three and nine months ended June 30, 2014.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2014 and June 30, 2013, totaled $246.0 million and $707.7 million, and $230.3 million and $722.8 million, respectively.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2014 and September 30, 2013, we had approximately 2,572,000 and 2,424,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and nine months ended June 30, 2014 and June 30, 2013, approximately 655,000 and 1,923,000, and 623,000 and 1,832,000, total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and nine months ended June 30, 2014 and June 30, 2013, we completed approximately 147,000 and 408,000, and 130,000 and 397,000 transactions, respectively.

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

•                                          The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their estimated fair values. Accordingly, we believe adjusting net income for this non-cash stock based compensation expense is useful to investors when evaluating the operating performance of our business.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
	(unaudited)
Net income	$18,373	$11,288	$31,097	$30,695
Interest and other expense (income), net	197	56	297	(772)
Provision for income taxes	10,018	7,525	18,500	20,822
Amortization of contract intangibles	2,349	2,407	7,028	7,023
Depreciation and amortization	1,927	1,984	5,904	5,952

EBITDA	32,864	23,260	62,826	63,720
Stock compensation expense	2,950	2,927	9,517	10,229
Acquisition costs and related fair value adjustments	(18,564)	239	(18,384)	5,826

Adjusted EBITDA	$17,250	$26,426	$53,959	$79,775

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $231.9 million at June 30, 2014. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Income taxes.  During fiscal years 2012 and 2013, we had an effective income tax rate for continuing operations of approximately 40%, which included federal, state and foreign income taxes. We estimate that our fiscal 2014 effective income tax rate will be approximately 37.3%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	43.0	40.2	41.5	39.0
Profit-sharing distributions	6.5	7.0	7.1	7.2
Technology and operations	21.6	17.6	21.8	17.7
Sales and marketing	8.4	8.2	8.2	8.1
General and administrative	9.3	8.1	9.7	9.5
Amortization of contract intangibles	1.8	1.9	1.8	1.9
Depreciation and amortization	1.5	1.6	1.6	1.6
Acquisition costs and related fair value adjustments	(14.6)	0.2	(4.9)	1.5

Total costs and expenses	77.5	84.8	86.8	86.5

Income from operations	22.5	15.2	13.2	13.5
Interest and other (expense) income, net	(0.1)	(0.0)	(0.1)	0.2

Income from operations before provision for income taxes	22.4	15.2	13.1	13.7
Provision for income taxes	(7.9)	(6.1)	(4.9)	(5.5)

Income from operations	14.5%	9.1%	8.2%	8.2%

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenue.  Revenue increased $2.8 million, or 2.2%, to $127.0 million for the three months ended June 30, 2014 from $124.2 million for the three months ended June 30, 2013, primarily due to an increase of $2.5 million, or 4.9%, in our DoD contracts.   The amount of gross merchandise volume increased $15.7 million, or 6.8%, to $246.0 million for the three months ended June 30, 2014 from $230.3 million for the three months ended June 30, 2013, primarily due to (1) an increase of $11.4 million, or 15.7%, in our commercial retail vertical, including NESA; and (2) an increase of $4.0 million, or 8.8%, in our state and local government vertical.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $4.5 million, or 9.0%, to $54.5 million for the three months ended June 30, 2014 from $50.0 million for the three months ended June 30, 2013.  As a percentage of revenue, cost of goods sold (excluding amortization) increased to 43.0% from 40.2%.  These increases are primarily due to increased property flows in both our retail commercial vertical and under our Surplus Contract.

Profit-sharing distributions.  Profit-sharing distributions decreased $0.3 million, or 4.6%, to $8.3 million for the three months ended June 30, 2014 from $8.6 million for the three months ended June 30, 2013.  As a percentage of revenue, profit-sharing distributions decreased to 6.5% from 7.0%.  These decreases are not significant.

Technology and operations expenses.  Technology and operations expenses increased $5.6 million, or 25.5%, to $27.4 million for the three months ended June 30, 2014 from $21.8 million for the three months ended June 30, 2013.  As a percentage of revenue, technology and operations expenses increased to 21.6% from 17.6%.  These increases are primarily due to (1) expenses of $3.2 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology marketplace integration and enhancement projects; and (2) expenses of $2.4 million for additional warehouse space, due to growth in our inventory.

Sales and marketing expenses.  Sales and marketing expenses increased $0.5 million, or 5.3%, to $10.6 million for the three months ended June 30, 2014 from $10.1 million for the three months ended June 30, 2013. As a percentage of revenue, sales and marketing expenses increased to 8.4% from 8.2%.  These increases are primarily due to expenses of $0.4 million in staff wages, including stock based compensation.

General and administrative expenses.  General and administrative expenses increased $1.7 million, or 16.8%, to $11.8 million for the three months ended June 30, 2014 from $10.1 million for the three months ended June 30, 2013.  As a percentage of revenue, general and administrative expenses increased to 9.3% from 8.1%.  These increases are primarily due to (1) expenses of $0.8 million in staff wages, including stock based compensation and (2) expenses of $0.9 million in overhead and travel to support our marketplace integration efforts.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis. Amortization of contract intangibles for the three months ended June 30, 2014 and June 30, 2013, was $2.3 million and $2.4 million, respectively.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.1 million, or 2.9%, to $1.9 million for the three months ended June 30, 2014 from $2.0 million for the three months ended June 30, 2013, which is not significant.

Acquisition costs.  Acquisition costs decreased $18.8 million to $18.6 million of income for the three months ended June 30, 2014 from $0.2 million of expense for the three months ended June 30, 2013, as a result of the change in the estimated fair value of the NESA earn out liability.  On November 1, 2012, we acquired the assets and assumed the liabilities of NESA in an all cash transaction.  The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment.  Our estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million out of a possible total earn out payment of $37.7 million.  Based upon revised projections and as a result of unfavorable developments in the business during the quarter, we have estimated that the fair value of the earn-out as of June 30, 2014 is zero and have reversed the liability of $18.6 million.

Interest and other (expense) income, net.  Interest and other (expense) income, net, increased $0.1 million, or 251.8%, to $0.2 million for the three months ended June 30, 2014 from $0.1 million for the three months ended June 30, 2013, primarily due to foreign currency translation expense.

Provision for income tax expense.  Income tax expense increased $2.5 million, or 33.2%, to $10.0 million for the three months ended June 30, 2014 from $7.5 million for the three months ended June 30, 2013, primarily due to the increase in income before provision for income taxes.

Net income.  Net income increased $7.1 million, or 62.8%, to $18.4 million for the three months ended June 30, 2014 from $11.3 million for the three months ended June 30, 2013.

Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Revenue.  Revenue increased $0.5 million, or 0.1%, to $377.2 million for the nine months ended June 30, 2014 from $376.7 million for the nine months ended June 30, 2013, which is not significant. There were no material offsetting changes in revenue during the nine months ended June 30, 2014 compared to the nine months ended June 30, 2013.  The amount of gross merchandise volume decreased $15.2 million, or 2.1%, to $707.7 million for the nine months ended June 30, 2014 from $722.8 million for the nine months ended June 30, 2013, primarily due to a decrease in our commercial capital assets vertical as a result of a softening of the energy pipe market and a global slowdown for surplus manufacturing equipment.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $9.5 million, or 6.4%, to $156.5 million for the nine months ended June 30, 2014 from $147.0 million for the nine months ended June 30, 2013.   As a percentage of revenue, cost of goods sold (excluding amortization) increased to 41.5% from 39.0%.  These increases are primarily due to expansion of our Canadian retail operations, which utilizes the purchase model.

Profit-sharing distributions.  Profit-sharing distributions decreased $0.3 million, or 1.2%, to $26.7 million for the nine months ended June 30, 2014 from $27.0 million for the nine months ended June 30, 2013.  As a percentage of revenue, profit-sharing distributions decreased to 7.1% from 7.2%, which is not significant.

Technology and operations expenses.  Technology and operations expenses increased $15.3 million, or 22.9%, to $82.1 million for the nine months ended June 30, 2014 from $66.8 million for the nine months ended June 30, 2013. As a percentage of revenue, technology and operations expenses increased to 21.8% from 17.7%.  These increases are primarily due to (1) expenses of $10.6 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology marketplace integration and enhancement projects; and (2) expenses of $4.7 million in additional warehouse space due to growth in our inventory.

Sales and marketing expenses.  Sales and marketing expenses increased $0.5 million, or 1.7%, to $30.9 million for the nine months ended June 30, 2014 from $30.4 million for the nine months ended June 30, 2013.  As a percentage of revenue, sales and marketing expenses increased to 8.2% from 8.1%, which is not significant.

General and administrative expenses.  General and administrative expenses increased $0.6 million, or 1.8%, to $36.5 million for the nine months ended June 30, 2014 from $35.9 million for the nine months ended June 30, 2013.  As a percentage of revenue, general and administrative expenses increased to 9.7% from 9.5%, which is not significant.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis. Amortization of contract intangibles was consistent at $7.0 million for the nine months ended June 30, 2014 and June 30, 2013.

Depreciation and amortization expenses.  Depreciation and amortization expenses were consistent at $5.9 million for the nine months ended June 30, 2014 and June 30, 2013.

Acquisition costs.  Acquisition costs decreased $24.2 million, or 416.0%, to $18.4 million of income for the nine months ended June 30, 2014 from $5.8 million of expense for the nine months ended June 30, 2013, as a result of the change in the fair value of the NESA earn out liability during the nine months ended June 30, 2014 and recording an additional $5.1 million for the Jacobs Trading earn out liability during the nine months ended June 30, 2013. On November 1, 2012, we acquired the assets and assumed the liabilities of NESA in an all cash transaction.  The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment.  Our estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million out of a possible total earn out payment of $37.7 million.  Based upon revised projections and as a result of unfavorable developments in the business during the quarter ended June 30, 2014, the Company has determined that the fair value of the earn-out as of June 30, 2014 is zero and has reversed the liability of $18.6 million.

Interest and other expense (income), net.  Interest and other expense (income), net, increased $1.0 million to $0.3 million of expense for the nine months ended June 30, 2014 from $0.8 million of income for the nine months ended June 30, 2013, primarily due to the $1.0 million discount received for the early payoff of the $40 million Jacobs Trading acquisition seller subordinated note.

Provision for income tax expense.  Income tax expense decreased $2.3 million, or 11.2%, to $18.5 million for the nine months ended June 30, 2014 from $20.8 million for the nine months ended June 30, 2013, primarily due to the decrease in income before provision for income taxes.

Net income.  Net income increased $0.4 million, or 1.3%, to $31.1 million for the nine months ended June 30, 2014 from $30.7 million for the nine months ended June 30, 2013.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2014, we had approximately $56.9 million in cash and cash equivalents and $64.9 million available under our $75.0 million senior credit facility, due to issued letters of credit for $10.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

Our Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. A summary of our share repurchase activity from fiscal year 2009 to the three months ended December 31, 2013, March 31, 2014, and June 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2009	707,462	$5.50	$3,874,000	$6,126,000
2010	1,225,019	$11.53	14,471,000	1,655,000
2011	229,575	$15.39	3,541,000	18,114,000
2012	505,067	$59.41	30,000,000	18,114,000
2013	—	—	—	31,000,000
3 Months Ending 12/31/13	—	—	—	31,000,000
3 Months Ending 3/31/14	128,566	$23.87	3,057,000	46,943,000
3 Months Ending 6/30/14	2,834,412	$15.48	41,816,000	5,127,000

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

Changes in Cash Flows: Nine Months Ended June 30, 2014 Compared to Nine Months Ended June 30, 2013

Net cash provided by operating activities was $5.1 million and $16.8 million for the nine months ended June 30, 2014 and 2013, respectively.  For the nine months ended June 30, 2014, net cash provided by operating activities primarily consisted of net income of $31.1 million, depreciation and amortization expense of $12.9 million, stock compensation expense of $9.5 million, and a net increase in  accounts payable, accrued expenses and other liabilities of $14.2 million (all of which relates to an increase in the liability due to the DoD resulting from the increased property flow), offset in part by the reversal of the NESA earn-out liability of $18.4 million, a net increase in accounts receivable, inventory and prepaid assets of $41.0 million (the majority of which relates to an increase in inventory resulting from the increased property flow from the DoD), and provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $3.2 million, net.  For the nine months ended June 30, 2013, net cash provided by operating activities primarily consisted of net income of $30.7 million, depreciation and amortization expense of $13.0 million, stock compensation expense of $10.2 million, and increase in earn-out liability of $5.3 million (including $5.1 million for the Jacobs Trading earn-out), offset in part by a net increase in accounts receivable, inventory and prepaid assets of $9.0 million, a net decrease in accounts payable, accrued expenses and other liabilities of $25.0 million (including $11.4 million for the payment of the Jacobs Trading earn-out), provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $7.4 million, net, and $1.0 million from early extinguishment of debt.

Net cash used in investing activities was $6.5 million and $18.6 million for the nine months ended June 30, 2014 and 2013, respectively.  Net cash used in investing activities for the nine months ended June 30, 2014 consisted primarily of $6.5 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the nine months ended June 30, 2013 consisted primarily of $14.7 million for the acquisition of NESA and capital expenditures of $3.9 million for purchases of equipment and leasehold improvements.

Net cash used in financing activities was $37.3 million and $39.7 million for the nine months ended June 30, 2014 and June 30, 2013, respectively.  Net cash used in financing activities for the nine months ended June 30, 2014 consisted primarily of $44.9 million in stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $7.6 million.  Net cash used in financing activities for the nine months ended June 30, 2013 consisted primarily of $39.0 million for the repayment of the Jacobs Trading note payable and $8.2 million for the payment of the Jacobs Trading earn-out, offset in part by the proceeds from the exercise of common stock options including the tax benefit of $7.5 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $7.0 million to $8.0 million in the fiscal year ending September 30, 2014. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2014 were $6.5 million.  As of June 30, 2014, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2015. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of June 30, 2014, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $64.9 million due to issued letters of credit for $10.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2014, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had $40.0 million of fixed rate 5% unsecured subordinated debt which we repaid in November 2012, and no debt as of June 30, 2014, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as less than eight percent of our GMV is denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2014, Leonard Howard (the “Plaintiff”), individually and on behalf of all other similarly situated stockholders, filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer.  The complaint claims that the defendants violated Sections 10(b) and Section 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, by, among other things, misrepresenting or omitting material facts regarding the Company’s growth initiative, growth potential, and financial and operating conditions.  The Plaintiff seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  We believe the allegations are without merit and intend to defend against this action vigorously.

In addition, from time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would in our judgment have a material adverse effect on us.

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

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30, 2014	368,300	$18.76	368,300	$40,125,000
May 1 to May 31, 2014	2,006,736	$14.40	2,006,736	$12,056,000
June 1 to June 30, 2014	459,376	$15.02	459,376	$5,127,000
Total	2,834,412		2,834,412

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 8, 2014.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer

By:	/s/ Kathryn A. Domino
Kathryn A. Domino
Chief Accounting Officer