Form 10-K
period 2014-09-30
LIQUIDITY SERVICES INC
filed 2014-11-21
CIK 1235468

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2014 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $691,811.49.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 17, 2014 was 29,925,911.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to its 2015 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

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

        We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuing flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2014, the number of registered buyers grew from approximately 2,424,000 to approximately 2,615,000, or 7.9%.

        During the past three fiscal years, we have conducted over 1,578,000 online transactions generating over $2.8 billion in gross merchandise volume or GMV. We believe the continuing flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.

        In the fiscal year ended September 30, 2014, we generated GMV of $931.6 million and revenue of $495.7 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our GMV has grown at a compound annual growth rate of approximately 23% since fiscal year 2006. Additionally, we have been profitable and cash flow positive each year from fiscal year 2003 through fiscal year 2014.

        We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. According to the National Retail Federation, a retail industry association, the total value of merchandise returned in the United States for 2013 is estimated to be $259 billion, up approximately 19% from $217 billion in 2011.

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

        The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Cisco, a virtual networking index, estimates that by 2018, there will be nearly four billion global Internet users (more than 51 percent of the world's population), up from 2.5 billion in 2013. (Source: Cisco VNI Global IP Traffic Forecast, 2013 - 2018). We believe professional buyers of surplus and salvage assets will increasingly use the Internet to identify and source goods available for immediate purchase.

Our Solution

        Our solution is comprised of our online auction marketplaces and value-added services. Our marketplaces and services are designed to provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to several liquid marketplaces with over 2.6 million professional buyers and a suite of services and logistics capabilities to efficiently manage our clients' reverse supply chain. We seek the optimal methods to maximize our clients' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

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

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a virtual cycle for our buyers and sellers. As of September 30, 2014, we had aggregated over 2,615,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2014 we had over 2,538,000 auction participants in our online auctions from our registered buyers. During fiscal year 2014, we grew our registered buyer base by 7.9% or approximately 191,000. As buyers continue to discover and use our online marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Our Strategy

        The focus of our growth strategy is to provide commercial, municipal government, and federal agency clients and buying customers the world's most transparent, innovative and effective online marketplaces and integrated services for surplus assets. Our marketplace platform has already attracted over 2.5 million registered buyers and $900 million of annual sales and is well positioned to serve any seller for virtually any asset type in every industry sector. Our goal is to develop a multi-billion dollar business by expanding our platform to a diversified base of Fortune 1000 corporations, municipal agencies and small and medium size businesses that can benefit from our global marketplace, buyer liquidity and integrated services.

        The key elements of our growth strategy are to:

Grow our buyer base and increase active buyer participation on our marketplaces

        We intend to increase the active buyer participation within our consumer goods, commercial capital assets, and municipal government marketplaces, by attracting new buyers and leveraging our base of existing professional buyers. We intend to attract new buyers by using a variety of online and traditional marketing programs while improving the services and experience for our valued professional buyers. In addition, we plan to use the comprehensive buyer profiles, preferences and transactional data we have compiled over the last 15 years to enable us to identify and market highly relevant assets available through our marketplaces to the most likely buyers. We believe these initiatives will help us to increase the total number of auction participants and increase loyalty among our buyer base.

Increase value and services for existing sellers

        We intend to grow by increasing the number of categories and geographies that we serve to existing sellers as well as providing a broad range of value-added services such as return to vendor programs and data analytics to solve the needs of large client organizations. For many of our sellers, we currently handle only a portion of the available supply of their surplus inventory or assets. In recent years, we have developed trusted relationships with large corporations and government agencies that offer significant growth opportunities by increasing our services offered and share of supply of their surplus assets. In addition, we have partnered with our sellers to identify previously unknown (untapped) flows of surplus assets that can effectively generate greater net returns than their current processes and improve their corporate stewardship. For example, on behalf of a large multinational retailer, we expanded our existing operations in Canada and instituted a sustainability program, enabling our client to realize value for products that were previously land filled, thus creating value for our client while providing an environmentally friendly solution.

Develop new relationships

        We intend to build upon our client base of the world's largest retailers and manufacturers, our expertise with the DoD and thousands of municipal clients to attract additional corporate and government sellers to our marketplaces. We will extend our platform to partners who would benefit from accessing our marketplace, including dealers, auctioneers, refurbishers, and other principals. We will work with partners under revenue sharing and joint venture relationships with the understanding that the assets will be transacted on our marketplace platform. The vast majority of corporations and government agencies still rely on inefficient, traditional, and less transparent disposition methods for their surplus assets. We believe our demonstrated performance coupled with an expanded sales initiative will allow us to attract additional clients. As part of our ongoing sales initiative, we plan to continue to hire additional professionals and increase our marketing and advertising to the Fortune 1000 companies in our target markets.

Innovation and technology development

        We are continuing to evolve our technology in order to create a single integrated marketplace platform to support marketing, sales, customer service, operations, financial performance and human capital management. This effort will result in the global implementation of Liquidity Services' best practices across its entire business and a superior customer experience, including more personalized tools for our buyers and sellers. Some of these, such as our Web-site enhancements or features and multi-channel optimization have already enhanced our business. We intend to develop and introduce new tools to further automate our global solution and leverage the scalability of our technology investments across all of our marketplaces, including multi-currency and multi-lingual solutions. In addition to enhancing the features, experience, and service for our buyers and sellers, we seek to leverage the increasing insight we gain with each transaction to enhance the recovery value clients realize along with improving the relevancy for our buyers in the reverse supply chain.

Acquire complementary businesses

        We intend to increase our share of the supply of surplus and salvage goods sold by expanding our operations geographically and across new complementary markets. To support this growth, we intend to continue our disciplined and targeted acquisition strategy. Our approach focuses on identifying target companies that will offer us new or complementary areas of expertise, technology advancements, client bases and geographic territories, such as the GoIndustry acquisition, which we completed in July 2012. In considering each acquisition scenario, we evaluate the merits of the individual opportunity and determine whether to employ a "buy" or "build" strategy.

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

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2014, we had 136 sales and 68 marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value to existing sellers. Our marketing activities are focused primarily on acquiring new buyers and increasing existing buyer participation.

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

Distribution center and field service operations

        Our distribution center and field service operations group performs selected pre-sale and post-sale value-added services at our distribution centers and at seller locations globally. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images and/or video and providing additional optional value-added services such as product delabeling, data cleaning/wiping, testing, refurbishment and repackaging. Our distribution center and field service operations group personnel also arrange the outbound shipping or pick-up of purchased assets with our buyers.

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

Our Contracts with the U.S. Department of Defense

        We have two material contracts with the DoD under which we acquire, manage and sell government property. This relationship provides a significant supply of goods that we offer to our buyer base through our online marketplace www.govliquidation.com. In support of these contracts, we provide services in over 1 million square feet of military warehouse space at over 150 military bases throughout the United States. The largest contract was originally awarded in June 2001, was renewed in December 2008, was extended in January 2014, and relates to usable surplus property of the DoD turned in to the DLA Disposition Services and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, equipment, aircraft parts, clothing and textiles (the "Surplus Contract"). The second contract was awarded in June 2005 and relates to substantially all scrap property of DoD turned into the DLA Disposition Services, such as metals, alloys, and building materials. Property sold under the contracts is "demilitarized" prior to sale and does not include weapons or hazardous materials (the "Scrap Contract").

        Under the current (second) Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services' original acquisition value or OAV. The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD. The DoD has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods.

        The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, the Company withdrew from the live auction bidding for this contract. Bidding reached a level that the Company determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service the Company has historically provided the agency client. The price the Company will pay for inventory under the new non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, the Company expects to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current DoD Surplus contract, resulting in lower revenue in future periods. The Company will continue to operate its existing DoD surplus contract to sell all useable surplus assets of the DoD, including non-rolling stock assets for the base term ending December 2014, with two additional one-month renewal options.

        Under the Scrap Contract, we acquire scrap property at a per pound price and disburse 77% of the profits to the DOD, which we refer to as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. We also have a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit sharing distribution. The Scrap Contract base term expired in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised all three renewal options.

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

        The Scrap Contract may be terminated by DoD or by us if the rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. We have never failed to meet the required benchmark ratios during any of the testing periods. DoD also has the right to audit our performance under the contracts. DoD may terminate the contracts and seek other contract remedies in the event of material breaches, provided that it provides us notice and a 30-day opportunity to cure such breaches. The new Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

        The Surplus Contract accounted for 27.2%, 27.7%, and 26.8% of our revenue and 15.5%, 15.0%, and 14.3% of our gross merchandise volume for the fiscal years ended September 30, 2012, 2013 and 2014, respectively. We began operating under the Scrap Contract in August 2005, and it accounted for 16.1%, 13.5%, and 14.4% of our revenue and for 8.9%, 7.0%, and 7.7% of our gross merchandise volume for the fiscal years 2012, 2013 and 2014, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

Our Contracts with Wal-Mart

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 1, 2011, we assumed the rights and obligations under a Master Merchandise Salvage Contract (the "Wal-Mart Agreement"). We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2014, approximately 11% of our GMV was generated from Wal-Mart under multiple contracts / programs.

Government Regulation

        We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices.

Furthermore, the growth and demand for online commerce has resulted in and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on online companies. Many jurisdictions also regulate "auctions" and "auctioneers" and may regulate online auction services. These consumer protection laws and regulations could result in substantial compliance costs and could interfere with the conduct of our business.

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

        In connection with our contracts with the U.S. federal government, the U.S. federal government has the right to audit and review our performance on our government contracts, as well as our compliance with applicable laws and regulations. In addition, we sell merchandise under our government contracts, such as scientific instruments, information technology equipment and aircraft parts, that is subject to further government regulations, some of which may require us to obtain an export license in certain circumstances or an end-use certificate from the buyer. In the United States, the sale of this type of merchandise is further regulated by, among others, the U.S. Export Administration Regulations, International Traffic in Arms Regulations and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control Regulations. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, denial of export privileges, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. See "Risk Factors—Unfavorable findings resulting from a government investigation or audit could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results."

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

Employees

        As of September 30, 2014, we had 1,049 U.S. employees, including 148 in sales and marketing, 122 in technology, 85 in customer service, 575 in operations and 119 in finance and administration. In addition, as of that date, we had 296 international employees, including 56 in sales and marketing, 19 in technology, 10 in customer service, 173 in operations and 38 in finance and administration.

        None of our U.S. employees are covered by collective bargaining agreements and 42% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. On June 21, 2014, we entered into a First Collective Agreement with the United Food & Commercial Workers International Union which relates to the employment of employees at our Toronto, Ontario location. The Agreement expires on June 20, 2017. We believe that we have good relationships with our employees. We have never had a work stoppage.

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

        We have two material contracts with the DLA Disposition Services under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts is significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 27.2%, 27.7%, and 26.8% of our revenue and 15.5%, 15.0%, and 14.4% of our GMV for the fiscal years ended September 30, 2012, 2013 and 2014, respectively. The Scrap Contract accounted for 16.1%, 13.5%, and 14.4% of our revenue and 8.9%, 7.0%, and 7.7% of our GMV in fiscal year 2012, 2013 and 2014, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The second Surplus Contract has a three-year base term that expired in February 2012, subject to the DoD's right to extend for two additional one-year terms. The DoD has exercised both extension options. The DoD awarded the Company a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. The Scrap Contract has a seven-year base term that expired in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised its right to extend the performance period of the Scrap Contract to June 2015. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire. Under the current (second) Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services' original acquisition value ("OAV"). The DoD has broad discretion to determine what property will be made available for sale to us under the next (third) Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD. The DoD has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client. The price that we will pay for inventory under the new non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, we expect to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current DoD Surplus contract, resulting in lower revenue in future periods. We will continue to operate our current DoD surplus contract to sell all useable surplus assets of the DoD, including non-rolling stock assets for the base term ending December 2014, with two additional one-month renewal options.

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

        We expect that there will be significant competition to renew our DoD contracts. We may not win any such competitive procurement, as one or more providers may offer to provide the same or similar services at a lower cost. Even if we win the competitive procurement, we could be required to reduce significantly the prices we charge for our services under the new contracts. The failure to win the competitive procurement or a requirement to provide our services at significantly lower prices would materially adversely affect our revenues and have a material adverse effect on our business, prospects, financial condition and results of operations.

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 1, 2011, we assumed ILJ Enterprises, LLC's rights and obligations under the Master Merchandise Salvage Contract (the "Wal-Mart Agreement") dated as of May 13, 2011 between ILJ Enterprises and Wal-Mart Stores, Inc. We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. While our revenue for any future period under the Wal-Mart Agreement may differ from our expectations, we believe that the Wal-Mart Agreement will account for a significant portion of our revenue and our GMV for the 2015 fiscal year. If we breach the Wal-Mart Agreement, Wal-Mart may unilaterally terminate the agreement. If our relationship with Wal-Mart is impaired or the Wal-Mart Agreement is terminated, our revenue and income would be significantly lower than currently expected. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2014, approximately 11% of our GMV was generated from Wal-Mart under multiple contracts / programs. In addition, we acquire a significant amount of our inventory pursuant to the Wal-Mart Agreement. If our relationship with Wal-Mart is impaired or the Wal-Mart Agreement is terminated, the value of our inventory could be negatively impacted, which would require us to reduce the value of our inventory and have a material adverse effect on our results of operations.

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

        The success of our acquisitions depends, in part, on our ability to successfully integrate the acquired businesses and operations with our other businesses and fully realize the anticipated benefits of the acquisitions. If we are not able to achieve these objectives in a cost-effective and timely manner, we may not fully realize the anticipated benefits of the acquisition or it may take us longer to realize the benefits of the acquisition than we expect. Our acquired operations outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

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

  •
  entry into, or the modification, termination or expiration of, material contracts;

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

  •
  impairment of goodwill or other intangible assets;

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

        Any system interruptions that affect our websites or our transaction systems could impair the services that we provide to our sellers and buyers. In addition, our systems may be vulnerable to damage from a variety of other sources, including telecommunications failures, power outages, malicious human acts and natural disasters. Improving the reliability and redundancy of our systems may be expensive, reduce our margins and may not be successful in preventing system failures. Our services are also substantially dependent on systems provided by third parties, over whom we have little control. We have occasionally experienced interruptions to our services due to system failures unrelated to our own systems. Any interruptions or failures of our current systems or our ability to communicate with third party systems could negatively affect the demand for our services and our ability to grow our revenue. Although we carry specific insurance against cybersecurity events, our insurance coverage may be inadequate to compensate us for any related losses we incur. In addition, the implementation of our Liquidity One Transformation plan will require substantial changes to our software and network infrastructure, which could lead to system interruptions, affect our websites and transaction systems and further expose us to operational disruptions, which would have a material adverse effect on our results of operations.

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

        Under our profit-sharing and purchase model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we sell on our websites are characterized by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not receive warranties on the goods we purchase and, as a result, we have to resell or dispose of any returned goods. Historically, the number of disposed goods (which includes returned goods that we have not resold) has been less than 2% of the goods we have purchased. To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may miscalculate buyer demand and overpay for the acquired merchandise. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. For example, under the current (second) Surplus Contract, we are obligated to purchase all DoD surplus property at 1.8% of the original acquisition cost, which varies depending on the type of surplus property being purchased. Under the new non-rolling stock (third) surplus contract, we will be obligated to purchase surplus DoD non-rolling stock at 4.35% of original acquisition cost. Under the Scrap Contract, we acquire scrap property at a per pound price. Declines in commodity prices may also reduce the profit we are able to realize in our scrap business. For example, we may not be able to sell our inventory for amounts above its cost and we may incur a loss in products we handle for our commercial clients. As we grow our business, we may choose to increase the amount of merchandise we purchase directly from sellers, thus resulting in increased inventory levels and related risk. Any such increase would require the use of additional working capital and subject us to the additional risk of incurring losses on the sale of that inventory.

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

        U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local taxes with respect to sales made over the Internet. However, a number of states have adopted or are considering laws that levy additional taxes on Internet access and electronic commerce transactions. Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes for electronic commerce transactions. It is not possible to predict with any degree of certainty the outcome of these initiatives or the impact of these initiatives on our business and marketing strategies that we are considering or may consider in the future.

        An unfavorable change in U.S. Supreme Court guidance related to sales tax, or a successful assertion by one or more jurisdictions that our sale of merchandise in such jurisdiction is subject to sales or other taxes may result in material tax liabilities, interest and penalties. A change in state or federal laws, or our business model, business strategy, or marketing initiatives may require us to collect sales tax on transactions in which we do not currently collect such tax. These developments, should they occur, may result in a decrease in future sales, may decrease our ability to compete, increase our compliance costs or otherwise harm our business.

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

  •
  announcements by us or our competitors of significant contracts (or the amendment or loss of such contracts), acquisitions, commercial relationships, strategic partnerships or divestitures;

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

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        We do not own any real property. We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C., USA	27,100	September 30, 2019
Warehouse	Cranbury, New Jersey, USA	153,800	November 30, 2015
Warehouse	Dallas, Texas, USA	80,500	May 31, 2015
Warehouse	Plainfield, Indiana, USA	187,700	April 30, 2019
Warehouse	North Las Vegas, Nevada, USA	102,400	March 31, 2016
Administrative	Scottsdale, Arizona, USA	23,536	December 31, 2016
Warehouse	Columbus, Ohio, USA	340,000	February 28, 2019
Warehouse	Oklahoma City, Oklahoma, USA	662,760	June 30, 2015
Storage Lot	Oklahoma City, Oklahoma, USA	130,680	June 30, 2015
Storage Lot	Oklahoma City, Oklahoma, USA	392,040	November 30, 2015
Warehouse	Columbus, Ohio, USA	80,000	December 31,2014
Administrative	Montgomery, Alabama, USA	11,356	September 30, 2017
Administrative	Houston, Texas, USA	12,422	March 31, 2018
Storage Lot	Fontana, California, USA	130,700	May 31, 2018
Storage Lot	Blue Mound, Texas, USA	727,500	May 31, 2018
Storage Lot	Indianapolis, Indiana, USA	697,000	May 31, 2018
Storage Lot	Atlanta, Georgia, USA	479,200	May 31, 2018
Storage Lot	Wilmington, Delaware, USA	484,000	May 31, 2018
Administrative/Warehouse	Hopkins, Minnesota, USA	275,720	April 30,2019
Warehouse	Appleton, Minnesota, USA	48,000	Month-to-Month
Warehouse	Hayward, California, USA	44,280	October 31, 2015
Warehouse	Hazelwood, Missouri, USA	21,368	December 31, 2014
Warehouse	Atlanta, Georgia, USA	47,600	May 31, 2015
Administrative	London, GBR	6,036	July 12, 2017
Administrative	Toronto, Canada	45,000	February 28, 2016
Warehouse	Brampton, Canada	53,621	May 31, 2015
Administrative	Calamba City, Philippines	15,500	August 31, 2016

        In addition, we lease various administrative spaces in North America totaling 19,459 square feet square feet, in Europe, 8,181, square feet, and in Asia, 7,829 square feet.

        Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc., in Houston, Texas, which is managed by CyrusOne, and in London, GRB, which is managed by COLT.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of shareholders who purchased the Company's common stock between February 1, 2012 and May 7, 2014. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company's growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys' and experts' fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees' Retirement Fund as co-lead plaintiffs. Plaintiffs are scheduled to file an amended complaint by December 15, 2014. The Company intends to move to dismiss plaintiffs' expected amended complaint. The Company cannot estimate a range of the potential liability, if any, at this time.

Item 4.    Mine Safety Disclosures.
Not applicable.

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

Fiscal year ended September 30, 2013	Low	High
First Quarter	$35.56	$50.74
Second Quarter	$28.62	$44.40
Third Quarter	$28.72	$40.90
Fourth Quarter	$27.26	$38.31
Fiscal year ended September 30, 2014
First Quarter	$20.37	$33.83
Second Quarter	$20.24	$27.33
Third Quarter	$12.05	$27.14
Fourth Quarter	$12.41	$16.00

        As of October 30, 2014, there were approximately 15,350 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business. In addition, the credit agreement we entered into on April 30, 2010 contains restrictions on our ability to pay dividends.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2012, 2013 and 2014 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2010 and 2011, and the Consolidated Balance Sheet data as of September 30, 2010, 2011 and 2012 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. Certain reclassifications have been made to previously reported financial data to reflect the financial condition, results of operations and cash flows of the Company for discontinued operations.

	Year ended September 30,
	2010	2011	2012	2013	2014
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$249,337	$297,584	$415,829	$404,041	$388,671
Fee revenue	23,678	29,794	59,475	101,815	106,990

Total revenue	273,015	327,378	475,304	505,856	495,661
Costs and expenses:
Cost of goods sold (excluding amortization)	109,376	126,395	198,123	199,494	211,659
Profit-sharing distributions	41,310	49,318	43,242	35,944	35,055
Technology and operations	45,700	52,178	67,553	90,052	108,940
Sales and marketing	20,381	23,279	31,252	40,170	41,951
General and administrative	23,606	26,484	37,107	48,950	49,428
Amortization of contract intangibles	813	813	7,943	7,265	7,265
Depreciation and amortization	3,609	4,881	6,223	10,109	9,330
Acquisition costs and related fair value adjustments	524	6,702	1,695	5,921	(18,384)

Total costs and expenses	245,319	290,050	393,138	437,905	445,244

Income from continuing operations	27,696	37,328	82,166	67,951	50,417
Interest income (expense) and other income (expense), net	(428)	(1,190)	(2,218)	704	(370)

Income from continuing operations before income taxes	27,268	36,138	79,948	68,655	50,047
Provision for income taxes	12,194	15,459	31,652	27,551	19,657

Income from continuing operations	15,074	20,679	48,296	41,104	30,390
Loss from discontinued operations	(3,061)	(12,167)	—	—	—

Net income	$12,013	$8,512	$48,296	$41,104	$30,390

Basic earnings (loss) per common share:
From continuing operations	$0.55	$0.75	$1.57	$1.30	$0.97
From discontinued operations	(0.11)	(0.44)	—	—	—

Basic earnings per common share	$0.44	$0.31	$1.57	$1.30	$0.97

Diluted earnings (loss) per common share:
From continuing operations	$0.55	$0.71	$1.47	$1.26	$0.97
From discontinued operations	(0.11)	(0.42)	—	—	—

Diluted earnings per common share	$0.44	$0.29	$1.47	$1.26	$0.97

Basic weighted average shares outstanding	27,098,016	27,736,865	30,854,796	31,616,926	31,243,932

Diluted weighted average shares outstanding	27,406,883	29,081,933	32,783,079	32,657,236	31,395,301

Non-GAAP Financial Measures:
EBITDA from continuing operations(1)	$32,118	$43,022	$96,332	$85,325	$67,012
Adjusted EBITDA from continuing operations(1)	40,532	58,860	110,144	104,625	63,013
Supplemental Operating Data:
Gross merchandise volume from continuing operations(2)	$416,314	$548,552	$864,226	$973,325	$931,556
Completed transactions(3)	522,000	475,000	501,000	530,000	547,000
Total registered buyers(4)	1,403,000	1,604,000	2,186,000	2,424,000	2,615,000
Total auction participants(5)	2,247,000	1,936,000	2,105,000	2,458,000	2,538,000

	As of September 30,
	2010	2011	2012	2013	2014
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$75,939	$128,984	$104,782	$95,109	$62,598
Working capital(6)	60,064	111,687	53,194	79,289	77,935
Total assets	164,904	227,807	400,408	421,344	431,718
Total liabilities	52,530	66,394	150,405	106,465	114,735
Total stockholders' equity	112,374	161,413	250,003	314,879	316,983

(1)
EBITDA from continuing operations and adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest income (expense) and other income (expense), net; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, and business realignment expense. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

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

        We believe non-GAAP financial measures, such as EBITDA and adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:

  •
  The amortization of contract intangibles relates to the amortization of the Scrap Contract beginning in June 2005, the Wal-Mart Contract beginning in October 2011, and an assumed contract associated with the National Electronic Service Association (NESA) acquisition on November 1, 2012. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

  •
  We believe adjusting net income for business realignment expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year, as these expenses are one-time in nature and have been incurred only once in the financial periods presented.

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

        The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2010	2011	2012	2013	2014
	(in thousands)
Net income from continuing operations	$15,074	$20,679	$48,296	$41,104	$30,390
Interest (income) expense and other (income) expense, net	428	1,190	2,218	(704)	370
Provision for income taxes	12,194	15,459	31,652	27,551	19,657
Amortization of contract intangibles	813	813	7,943	7,265	7,265
Depreciation and amortization	3,609	4,881	6,223	10,109	9,330

EBITDA from continuing operations	32,118	43,022	96,332	85,325	67,012
Stock compensation expense	7,891	9,136	12,117	13,379	12,605
Acquisition costs and related fair value adjustments	524	6,702	1,695	5,921	(18,384)
Business realignment expense	—	—	—	—	1,780

Adjusted EBITDA from continuing operations	$40,533	$58,860	$110,144	$104,625	$63,013

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

        We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2014, the number of registered buyers grew from approximately 2,424,000 to approximately 2,615,000, or 7.9%. During the past three fiscal years, we have conducted over 1,578,000 online transactions generating approximately $2.8 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtual cycle for our buyers and sellers.

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

Recent initiatives.    On January 17, 2014, we were awarded a sole source follow-on contract that extended the performance period of the Surplus Contract for an additional ten month base period with two one-month renewal option periods, thus, extending the term of the second Surplus Contract until February 2015, assuming both renewal options are included. The surplus property flow from the DoD continues to be higher than historical levels. The mix of property has shifted to lower value smaller unit items, requiring us to rent more space, increase the number of shifts in our distribution centers, and increase our staff. The DoD, in accordance with the award of the next (third) surplus contract, split the contract into a rolling stock and a non-rolling stock contract; with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's original acquisition value (OAV). The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client. The price for the non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, we expect to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current DoD Surplus contract, resulting in lower revenue in future periods. Together, this will result in a material impact to our EBITDA in fiscal year 2015 and beyond. We will continue to operate our existing DoD surplus contract to sell all useable surplus assets of the DoD, including non-rolling stock assets for the base term ending December 2014, with two additional one-month renewal options.

        As discussed in the beginning of fiscal year 2014, we have undertaken a significant initiative, the LiquidityOne transformation plan, to fully integrate and enhance our marketplaces. We have spent approximately $7.0 million on this effort and other technology and marketplace-related enhancements during fiscal year 2014. We currently are on plan to create these benefits for our selling clients and buying customers, while increasing efficiencies in operations across all of our marketplace platforms. A significant amount of this product development was completed this fiscal year with the total initiative continuing through fiscal year 2016. We expect our Universal Buyer Registration to be deployed and our data warehouse, which centralizes data collection throughout our marketplaces, to be in production in the first quarter of fiscal year 2015.

        On October 1, 2014, we announced that we have realigned our workforce in response to the new terms and scope of our new (third) Surplus Contract for non-rolling stock, and to adjust for the efficiencies realized in our commercial business through ongoing integration efforts to support our future vision and growth. The business realignment includes employee reductions in fiscal year 2015 across the organization, and includes positions related to the support of the DoD surplus business, capital asset and retail supply chain operations, and corporate functions. The business realignment expenses incurred during the fiscal year ended September 30, 2014 include cash costs of $1.8 million in employee severance and benefit costs. These actions address the new scope of our DoD surplus program and advance our future vision of building an integrated global business and marketplace platform with a singular and superior user experience backed by focused leadership and innovative products and services.

Our revenue.    We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting allowable costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 16.1%, 13.5%, and 14.4% of our total revenue for the fiscal years ended September 30, 2012, 2013 and 2014, respectively. The merchandise sold under our profit-sharing model accounted for approximately 8.9%, 7.0%, and 7.7% of our GMV for the fiscal years ended September 30, 2012, 2013 and 2014, respectively.

  •
  Consignment model—fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship and / or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 12.5%, 20.1%, and 21.6% of our total revenue for the fiscal years ended September 30, 2012, 2013 and 2014, respectively, and is recorded as fee revenue in the Consolidated Statement of Operations. The merchandise sold under our consignment model accounted for approximately 52.3%, 59.1%, and 57.7% of our GMV for the fiscal years ended September 30, 2012, 2013 and 2014, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 71.4%, 66.5%, and 64.0% of our total revenue for the fiscal years ended September 30, 2012, 2013 and 2014, respectively. The merchandise sold under our purchase model accounted for approximately 38.8%, 33.9%, and 34.6% of our GMV, for the fiscal years ended September 30, 2012, 2013 and 2014, respectively.

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

Industry trends.    We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) in the near term the decrease in the volume, innovation, and price of consumer electronic products, resulting in lower supply from our retail clients and lower per unit prices and margins in our retail goods marketplace, although in the long term product we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations and the need for corporations to have sustainability solutions is necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; and (6) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical.

Our Seller Agreements

Our DoD agreements.    We have two material contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  In June 2001, we were awarded the first Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the second Contract on December 18, 2008. The second Surplus Contract was to expire in February 2014. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. The DoD, in accordance with the award of the next (third) surplus contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's original acquisition value (OAV). The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client.

        Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 27.2%, 27.7%, and 26.8% of our total revenue for the fiscal years ended September 30, 2012, 2013 and 2014, respectively. The property sold under our Surplus Contract accounted for approximately 15.5%, 15.0%, and 14.3% of our GMV for the fiscal years ended September 30, 2012, 2013 and 2014, respectively.

        Under the current Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services' original acquisition value. The DoD has broad discretion to determine what property will be made available for sale to us under the second Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The Surplus property flow from the DoD continues to be higher than historical levels. The mix of property has shifted to lower value smaller unit items, requiring us to rent more space, increase the number of shifts in our distribution centers, and increase our staff.

  •
  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 16.1%, 13.5%, and 14.4% of our total revenue for the fiscal years ended September 30, 2012, 2013 and 2014, respectively. The property sold under our Scrap Contract accounted for approximately 8.9%, 7.0%, and 7.7% of our GMV for the fiscal years ended September 30, 2012, 2013 and 2014, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract base term expired in August 2012, subject to DoD's right to extend it for three additional one-year terms. The DoD has exercised all three of the renewal options.

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

        Under the second Surplus Contract, executed on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the second Contract contains a higher fixed percentage price of 1.8% of the DLA Disposition Services' acquisition value to be paid for the property. The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.

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

Our Commercial Agreements.

        In connection with our acquisition of Jacobs Trading, LLC ("Jacobs") on October 1, 2011, we assumed the rights and obligations under a Master Merchandise Salvage Contract (the "Wal-Mart Agreement"). We have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations and we believe this agreement will be the source of a significant portion of our revenue and GMV during its term, which expires on May 16, 2016 and thereafter continues on a month to month basis. In addition, we have other contracts / programs with Wal-Mart. For the year ended September 30, 2014, approximately 11% of our GMV was generated from Wal-Mart under multiple contracts / programs.

        During fiscal year 2014, we had over 600 corporate clients who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2014 totaled $931.6 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2014, we completed approximately 547,000 transactions.

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

        Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2014, we had approximately 2,615,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2014, approximately 2,538,000 total auction participants participated in auctions on our marketplaces.

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

  •
  We take title to the inventory upon paying the amount set forth in the contract with the supplier. Such amount is generally a percentage of the supplier's original acquisition cost under our Surplus Contract and certain commercial contracts, a percentage of the supplier's last retail price under certain commercial contracts and varies depending on the type of the inventory purchased or a fixed price per pound under our Scrap Contract.

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

In fiscal year 2014, approximately 10.1% of our revenue was generated outside of the U.S.

Business Combinations.    We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed and changes to the fair value of contingent consideration are recorded in the statement of operations subsequent to the acquisition date. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense.

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

        We test our goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate, a loss of significant customers, or a significant decline in stock price. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit. If our evaluation indicates a likelihood of goodwill impairment, we apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $226.8 million at September 30, 2014. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Amortization of contract intangibles.    Amortization of contract intangibles expense consists of the amortization of our Scrap Contract award during June 2005 and our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011 and the NESA acquisition on November 1, 2012. The Scrap Contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase was being amortized over 84 months on a straight-line basis and was fully amortized as of September 30, 2012. The amortization period is correlated to the base term of the contract, exclusive of renewal periods. The intangible asset created in conjunction with the Jacobs Trading acquisition is valued at $33.3 million and is being amortized over 55 months on a straight-line basis. The amortization period is correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods. The vendor contract intangible asset created in conjunction with the NESA acquisition was valued at $3.9 million, was amortized over 20 months on a straight-line basis, and was fully amortized as of June 30, 2014. The amortization period was correlated to the base term of the contract, from the acquisition date, exclusive of renewal periods.

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

Income taxes.    During fiscal years 2012, 2013 and 2014, we had an effective income tax rate for continuing operations of approximately 40%, 40% and 39%, respectively, which included federal, state and foreign income taxes. We estimate that our future effective income tax rate will be approximately 40%.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2012	2013	2014
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	41.7	39.5	42.7
Profit-sharing distributions	9.1	7.1	7.1
Technology and operations	14.2	17.8	22.0
Sales and marketing	6.6	7.9	8.4
General and administrative	7.8	9.7	10.0
Amortization of contract intangibles	1.7	1.4	1.4
Depreciation and amortization	1.3	2.0	1.9
Acquisition costs	0.3	1.2	(3.7)

Total costs and expenses	82.7	86.6	89.8

Income from operations	17.3	13.4	10.2
Interest and other expense (income), net	0.5	(0.2)	0.1

Income from operations before provision for income taxes	16.8	13.6	10.1
Provision for income taxes	6.6	5.5	4.0

Income from operations	10.2%	8.1%	6.1%

Year Ended September 30, 2014 Compared to Year Ended September 30, 2013

Revenue.    Revenue decreased $10.2 million, or 2.0%, to $495.7 million for the year ended September 30, 2014 from $505.9 million for the year ended September 30, 2013. This decrease was primarily due to (1) a 9.8% decrease, or $5.4 million, in our capital asset marketplaces, which primarily utilize the consignment model, as a result of softness in the energy and transportation verticals and (2) a 2.0% decrease, or $4.1 million, in our DoD contracts, which utilize our purchase and profit-sharing models, as the result of increased property flows of lower value product. The amount of gross merchandise volume decreased $41.8 million, or 4.3%, to $931.6 million for the year ended September 30, 2014 from $973.3 million for the year ended September 30, 2013, primarily due to decreases in our capital assets marketplaces.

Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) increased $12.2 million, or 6.1%, to $211.7 million for the year ended September 30, 2014 from $199.5 million for the year ended September 30, 2013. As a percentage of revenue, these expenses increased to 42.7% from 39.5%. These increases are primarily due to (1) increased sales of lower value product under our Surplus contract and (2) increased sales in our commercial retail marketplaces with clients using the purchase model.

Profit-sharing distributions.    Profit-sharing distributions decreased $0.8 million, or 2.5%, to $35.1 million for the year ended September 30, 2014 from $35.9 million for the year ended September 30, 2013. As a percentage of revenue, these expenses were consistent at 7.1%. These decreases are not significant.

Technology and operations expenses.    Technology and operations expenses increased $18.9 million, or 21.0%, to $108.9 million for the year ended September 30, 2014 from $90.1 million for the year ended September 30, 2013. As a percentage of revenue, these expenses increased to 22.0% from 17.8%. These increases are primarily due to (1) expenses of $11.0 million in staff and temporary wages, including stock based compensation, and consultant fees associated with technology marketplace integration and enhancement projects; (2) expenses of $7.1 million for additional warehouse space due to the increase in our inventory; and (3) expenses of $0.8 million in business realignment costs.

Sales and marketing expenses.    Sales and marketing expenses increased $1.8 million, or 4.4%, to $42.0 million for the year ended September 30, 2014 from $40.2 million for the year ended September 30, 2013. As a percentage of revenue, these expenses increased to 8.4% from 7.9%. These increases are primarily due to (1) expenses of $1.3 million in marketing activities; and (2) expenses of $0.5 million in severance costs related to the business realignment.

General and administrative expenses.    General and administrative expenses increased $0.5 million, or 1.0%, to $49.4 million for the year ended September 30, 2014 from $48.9 million for the year ended September 30, 2013. As a percentage of revenue, these expenses increased to 10.0% from 9.7%. These increases are primarily due to expenses of $0.5 million in business realignment costs.

Amortization of contract intangibles.    Amortization of contract intangibles was consistent at $7.3 million for the years ended September 30, 2014 and September 30, 2013 and is primarily related to the contract intangible assets created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and is being amortized over 55 months on a straight-line basis.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased $0.8 million, or 7.7%, to $9.3 million for the year ended September 30, 2014 from $10.1 million for the year ended September 30, 2013, primarily due to a decrease in amortization expenses of intangible assets during 2014.

Acquisition costs.    Acquisition costs decreased $24.3 million to $18.4 million of income for the year ended September 30, 2014 from $5.9 million of expense for the year ended September 30, 2013, primarily as a result of the reversal of the NESA earn-out liability. On November 1, 2012, we acquired the assets and liabilities of NESA in an all cash transaction. The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Our estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million out of a possible total earn-out payment of $37.7 million. Upon a review of the estimate as of June 30, 2014, and based on revised estimates and unfavorable developments in the business, we determined that the fair value of the earn-out from the NESA acquisition was zero and have reversed the liability of $18.6 million.

Interest and other expense (income), net.    Interest and other expense (income), net, increased $1.1 million, or 152.5%, to $0.4 million of expense for the year ended September 30, 2014 from $0.7 million of income for the year ended September 30, 2013, primarily due to the payoff of the $40 million Jacobs Trading acquisition seller subordinated note in November 2012 for which we received a $1.0 million early payment discount that was recorded as a gain.

Provision for income tax expense.    Income tax expense decreased $7.9 million, or 28.7%, to $19.7 million for the year ended September 30, 2014 from $27.6 million for the year ended September 30, 2013, primarily due to the decrease in income before provision for income taxes from operations.

Net income.    Net income decreased $10.7 million, or 26.1%, to $30.4 million for the year ended September 30, 2014 from $41.1 million for the year ended September 30, 2013.

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

Amortization of contract intangibles.    Amortization of contract intangibles decreased $0.6 million, or 8.5%, to $7.3 million for the year ended September 30, 2013 from $7.9 million for the year ended September 30, 2012, as a result of the contract intangible associated with the DoD contract being fully amortized during 2013.

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

Provision for income tax expense.    Income tax expense decreased $4.1 million, or 13.0%, to $27.6 million for the year ended September 30, 2013 from $31.7 million for the year ended September 30, 2012, primarily due to the decrease in income before provision for income taxes from operations.

Net income.    Net income decreased $7.2 million, or 14.9%, to $41.1 million for the year ended September 30, 2013 from $48.3 million for the year ended September 30, 2012 for the reasons noted above.

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2014, we had approximately $62.6 million in cash and cash equivalents and $64.9 million available under our $75.0 million senior credit facility, due to issued letters of credit for $10.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. In fiscal year 2013, we utilized $41.0 million to repay the seller subordinated 5.0% note, including accrued interest, associated with the Jacobs Trading acquisition and $18.3 million to close the NESA acquisition.

        Our Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, we are authorized to repurchase our issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. A summary of our share repurchase activity from fiscal year 2009 to the year ended September 30, 2014 is as follows:

Fiscal Year Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2009	707,462	$5.50	$3,874,000	$6,126,000
2010	1,225,019	$11.53	14,471,000	1,655,000
2011	229,575	$15.39	3,541,000	18,114,000
2012	505,067	$59.41	30,000,000	18,114,000
2013	—	—	—	31,000,000
2014	2,962,978	$15.90	$44,873,000	$5,127,000

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

Senior credit facility.    We maintain a $75.0 million senior credit facility due May 31, 2015. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of September 30, 2014, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $64.9 million due to issued letters of credit for $10.1 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2014, we were in full compliance with the terms and conditions of our credit agreement.

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

Changes in Cash Flows: 2014 Compared to 2013

        Net cash provided by operating activities from decreased $34.1 million to $11.9 million for the year ended September 30, 2014 from $46.7 million for the year ended September 30, 2013. For the year ended September 30, 2014, net cash provided by operating activities primarily consisted of net income of $30.4 million, depreciation and amortization expense of $16.6 million, stock compensation expense of $12.6 million and a net increase in accounts payable, accrued expenses and other liabilities of $20.6 million, offset in part by the NESA earn-out liability reversal of $18.4 million, a net increase in accounts receivable, inventory and prepaid expense of $47.4 million, and provisions for inventory allowance, doubtful accounts, deferred tax benefit, and incremental tax from exercises of common stock options of $2.6 million, net. For the year ended September 30, 2013, net cash provided by operating activities primarily consisted of net income of $41.1 million, depreciation and amortization expense of $17.4 million, stock compensation expense of $13.4 million, offset in part by net decreases in accounts payable, accrued expenses and other liabilities of $6.5 million (including $9.2 million for the payment of the Jacobs Trading earn-out), provisions for inventory allowance, doubtful accounts, deferred tax benefit, and incremental tax from exercises of common stock options of $17.0 million, net, a net increase in accounts receivable, inventory and prepaid expense of $0.7 million, and $1.0 million from early extinguishment of debt.

        Net cash used in investing activities was $7.7 million for the year ended September 30, 2014 and $20.2 million for the year ended September 30, 2013. Net cash used in investing activities in fiscal 2014 consisted primarily of net cash paid for acquisitions and an increase of goodwill and intangibles of $0.2 million, and capital expenditures of $7.5 million for purchases of equipment and leasehold improvements. Net cash used in investing activities in fiscal 2013 consisted primarily of net cash paid for acquisitions net of cash acquired and an increase of goodwill and intangibles of $14.7 million, and capital expenditures of $5.5 million for purchases of equipment and leasehold improvements.

        Net cash used in financing activities was $36.9 million for the year ended September 30, 2014, $36.1 million for the year ended September 30, 2013. Net cash used in financing activities in fiscal 2014 consisted primarily of $44.9 million in stock repurchases, offset in part by proceeds from the exercise of common stock options and the incremental tax benefit from the exercise of common stock options of $8.0 million. Net cash used by financing activities in fiscal 2013 consisted primarily of $39.0 million for the repayment of the Jacobs Trading note payable and $8.2 million for the payment of the Jacobs Trading earn-out, offset in part by $2.5 million from exercises of common stock options and the tax benefit of $8.6 million.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2014. Operating leases, which represent commitments to rent office and warehouse space in the United States, are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$30,065	$10,457	$13,012	$6,596	$—

Total contractual cash obligations	$30,065	$10,457	$13,012	$6,596	$—

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2012, 2013 and 2014.

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for us beginning on October 1, 2017, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. Early adoption is not permitted. We are currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on our consolidated financial statements and related disclosures. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance by requiring that additional information be disclosed about items reclassified out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the note to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective for interim and annual periods beginning after December 15, 2012, which for the Company was our fiscal 2014 first quarter. We do not believe the adoption of this update will have a material impact on our financial statements.

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

Exchange rate sensitivity.    We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately ten percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

Evaluation of Disclosure Controls and Procedures

        We conducted an evaluation of the effectiveness of the design and operation of our "disclosure controls and procedures" as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Disclosure controls are controls and procedures designed to reasonably assure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

        The evaluation of our disclosure controls included a review of the controls' objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control problems or indications of potential fraud and, where appropriate, sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls, and to modify them as necessary. Our intent is to maintain the disclosure controls as dynamic systems that change as conditions warrant.

        Based upon the controls evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to provide reasonable assurance that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to Liquidity Services and our consolidated subsidiaries is made known to management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, particularly during the period when our periodic reports are being prepared. We reviewed the results of management's evaluation with the Audit Committee of our Board of Directors.

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

        Management assessed our internal control over financial reporting as of September 30, 2014, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Liquidity Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014 of Liquidity Services, Inc. and subsidiaries and our report dated November 21, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
November 21, 2014

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Incorporated by reference from the Company's Proxy Statement relating to its 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2014.

Code of Ethics, Governance Guidelines and Committee Charters

        We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees. The Code of Business Conduct and Ethics is available on our website.

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2014.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2014.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

        Incorporated by reference from the Company's Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2014.

Item 14.    Principal Accounting Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2014.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated November 21, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 21, 2014

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$62,598	$95,109
Accounts receivable, net of allowance for doubtful accounts of $1,042 and $891 in 2014 and 2013, respectively	21,688	24,050
Inventory	78,478	29,261
Prepaid and deferred taxes	16,777	11,243
Prepaid expenses and other current assets	5,156	4,802

Total current assets	184,697	164,465
Property and equipment, net	12,283	10,380
Intangible assets, net	17,099	28,205
Goodwill	209,656	211,711
Other assets	7,983	6,583

Total assets	$431,718	$421,344

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,994	$16,539
Accrued expenses and other current liabilities	44,484	34,825
Profit-sharing distributions payable	4,740	4,315
Customer payables	41,544	29,497

Total current liabilities	106,762	85,176
Acquisition earn out payable	—	18,390
Other long-term liabilities	7,973	2,899

Total liabilities	114,735	106,465
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,668,150 shares issued and outstanding at September 30, 2014; 31,811,764 shares issued and outstanding at September 30, 2013	28	31
Additional paid-in capital	204,704	206,861
Accumulated other comprehensive (loss) income	(3,451)	518
Retained earnings	115,702	107,469

Total stockholders' equity	316,983	314,879

Total liabilities and stockholders' equity	$431,718	$421,344

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2014	2013	2012
Revenue	$388,671	$404,041	$415,829
Fee revenue	106,990	101,815	59,475

Total revenue from operations	495,661	505,856	475,304
Costs and expenses from operations:
Cost of goods sold (excluding amortization)	211,659	199,494	198,123
Profit-sharing distributions	35,055	35,944	43,242
Technology and operations	108,940	90,052	67,553
Sales and marketing	41,951	40,170	31,252
General and administrative	49,428	48,950	37,107
Amortization of contract intangibles	7,265	7,265	7,943
Depreciation and amortization	9,330	10,109	6,223
Acquisition costs	(18,384)	5,921	1,695

Total costs and expenses	445,244	437,905	393,138

Income from operations	50,417	67,951	82,166
Interest and other expense (income), net	370	(704)	2,218

Income before provision for income taxes	50,047	68,655	79,948
Provision for income taxes	19,657	27,551	31,652

Net income	$30,390	$41,104	$48,296

Basic earnings per common share	$0.97	$1.30	$1.57

Diluted earnings per common share	$0.97	$1.26	$1.47

Basic weighted average shares outstanding	31,243,932	31,616,926	30,854,796

Diluted weighted average shares outstanding	31,395,301	32,657,236	32,783,079

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
(In Thousands)

	Year ended September 30,
	2014	2013	2012
Net income	$30,390	$41,104	$48,296
Other comprehensive (loss) income:
Defined benefit pension plan—unrecognized amounts, net of taxes	(927)	563	584
Foreign currency translation	(3,042)	(1,291)	610

Other comprehensive (loss) income, net of taxes	(3,969)	(728)	1,194

Comprehensive income	$26,421	$40,376	$49,490

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2011	(2,162,056)	$(21,884)	31,192,608	$29	$124,886	$52	$58,330	$161,413
Common stock repurchase	(505,067)	(29,999)	—	—		—	—	(29,999)
Common stock retired	2,667,123	51,883	(2,667,123)	—	(11,622)		(40,261)	—
Exercise of common stock options and restricted stock	—	—	1,712,455	1	15,490	—	—	15,491
Stock consideration paid for acquisition	—	—	900,171	1	24,537	—	—	24,538
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	29,070	—	—	29,070
Net income	—	—	—	—	—	—	48,296	48,296
Defined benefit pension plan—unrecognized amounts, net of taxes						584		584
Foreign currency translation	—	—	—	—	—	610	—	610

Balance at September 30, 2012	—	—	31,138,111	31	182,361	1,246	66,365	250,003
Exercise of common stock options and restricted stock	—	—	673,653	—	2,532	—	—	2,532
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	21,968	—	—	21,968
Net income	—	—	—	—	—	—	41,104	41,104
Defined benefit pension plan—unrecognized amounts, net of taxes						563		563
Foreign currency translation and other	—	—	—	—	—	(1,291)	—	(1,291)

Balance at September 30, 2013	—	—	31,811,764	$31	$206,861	$518	$107,469	$314,879
Common stock repurchase	(2,962,978)	(44,870)	—	(3)	—	—	—	(44,873)
Common stock retired	2,962,978	44,870	(2,962,978)	—	(22,713)		(22,157)	—
Exercise of common stock options and restricted stock	—	—	819,364	—	4,146	—	—	4,146
Compensation expense and incremental tax benefit from grant of common stock options and restricted stock	—	—	—	—	16,410	—	—	16,410
Net income	—	—	—	—	—	—	30,390	30,390
Defined benefit pension plan—unrecognized amounts, net of taxes						(927)		(927)
Foreign currency translation	—	—	—	—	—	(3,042)	—	(3,042)

Balance at September 30, 2014	—	$—	29,668,150	$28	$204,704	$(3,451)	$115,702	$316,983

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2014	2013	2012
Operating activities
Net income	$30,390	$41,104	$48,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,595	17,374	14,166
Gain on early extinguishment of debt	—	(1,000)	—
Change in fair value of earn out liability	(18,390)	5,437	(664)
Stock compensation expense	12,605	13,379	12,117
Provision (benefit) for inventory allowance	271	(1,122)	884
Provision (benefit) for doubtful accounts	151	(357)	117
Deferred tax expense (benefit)	828	(6,852)	(1,719)
Incremental tax benefit from exercise of common stock options and restricted stock	(3,805)	(8,588)	(16,953)
Changes in operating assets and liabilities:
Accounts receivable	2,211	(7,466)	(1,596)
Inventory	(49,488)	(7,470)	(132)
Prepaid and deferred taxes, current	(2,829)	14,243	17,432
Prepaid expenses and other assets	2,735	(26)	458
Accounts payable	(545)	6,542	(7,570)
Accrued expenses and other	9,659	(2,341)	(8,534)
Profit-sharing distributions payable	425	274	(3,226)
Customer payables	12,046	(4,768)	2,510
Acquisition earn out payable	—	(11,422)	(3,162)
Other liabilities	(1,003)	(198)	205

Net cash provided by operating activities from continuing operations	11,856	46,743	52,629
Net cash used by operating activities from discontinued operations	—	—	(483)

Net cash provided by operating activities	11,856	46,743	52,146
Investing activities
Cash paid for acquisitions and increase in goodwill and intangibles	(141)	(14,730)	(71,796)
Purchases of property and equipment	(7,539)	(5,463)	(6,793)

Net cash used in investing activities	(7,680)	(20,193)	(78,589)
Financing activities
Principal repayments of debt	—	(39,000)	—
Repurchases of common stock	(44,873)	—	(29,999)
Proceeds from exercise of common stock options (net of tax)	4,146	2,532	15,491
Incremental tax benefit from exercise of common stock options and restricted stock	3,805	8,588	16,953
Payment of acquisition contingent liabilities	—	(8,185)	—

Net cash (used in) provided by financing activities	(36,922)	(36,065)	2,445
Effect of exchange rate differences on cash and cash equivalents	235	(158)	(309)

Net (decrease) increase in cash and cash equivalents	(32,511)	(9,673)	(24,307)
Cash and cash equivalents at beginning of year	95,109	104,782	129,089

Cash and cash equivalents at end of year	$62,598	$95,109	$104,782

Supplemental disclosure of cash flow information
Cash paid for income taxes	$18,108	$16,760	$14,482
Cash paid for interest	—	2,034	117
Note payable issued in connection with acquisition	—	—	40,000
Contingent purchase price accrued	—	18,390	7,438

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services, Inc. and subsidiaries (LSI or the Company) is a leading online auction marketplace for surplus and salvage assets. LSI enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LSI enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LSI organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company's online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. LSI has one reportable segment consisting of operating auction marketplaces for sellers and buyers of surplus, salvage and scrap assets. In fiscal year 2014, approximately 10.1% of the Company's revenue was generated outside of the U.S.

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

  Principles of Consolidation and Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain prior period amounts have been reclassified to conform to the current year's presentation. All intercompany balances and transactions have been eliminated in consolidation.

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

  Business Combinations

        The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill, with the exception of contingent consideration, which is recognized in the statement of operations in the period it is modified. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required.

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

  Goodwill

        Goodwill is reviewed for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant customer. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more than likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further testing of goodwill assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in the statement of operations.

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

        For the years ended September 30, 2014, 2013, and 2012, approximately 11%, 11%, and 20% of the Company's Gross Merchandise Volume (GMV) was generated from Wal-Mart under multiple contracts / programs.

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

  Stock-Based Compensation

        The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company's common stock on the date of grant. The determination of the fair value of the Company's stock option awards and restricted stock awards is based on a variety of factors including, but not limited to, the Company's common stock price, expected stock price volatility over the expected life of awards based on historical realized volatility, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from materially these estimates.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $7,229,000, $4,560,000, and $4,939,000 for the years ended September 30, 2014, 2013 and 2012, respectively.

  Fair Value of Financial Instruments

        Cash and cash equivalents, accounts receivable, accounts payable, profit-sharing distributions payable, and customer payables reported in the Consolidated Balance Sheets approximate their fair values.

  Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses for 2012, 2013 and 2014 are included in interest expense and other expense (income), net in the consolidated statements of operations.

  Earnings per Share

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,399,609 unvested restricted shares, which were issued at prices ranging from $7.48 -$52.55, during the years ended September 30, 2012, 2011, 2010, and 2009, of which all have been included in the calculation of diluted income per share for the year ended September 30, 2012. The Company had 1,543,869 unvested restricted shares, which were issued at prices ranging from $7.48 - $52.55, during the years ended September 30, 2013, 2012, 2011, 2010, and 2009, of which 383,831 have been included in the calculation of diluted income per share for the year ended September 30, 2013. The Company had 1,897,827 unvested restricted shares, which were issued at prices ranging from $7.48 - $52.55, during the years ended September 30, 2014, 2013, 2011, 2010, and 2009, of which 341,137 have been included in the calculation of diluted income per share for the year ended September 30, 2014. The Company has also not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

        (a)   for the fiscal year ended September 30, 2014 - 836,303 options;

        (b)   for the fiscal year ended September 30, 2013 - 151,291 options; and

        (c)   for the fiscal year ended September 30, 2012 - 0 options.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2014	2013	2012
	(dollars in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	31,243,932	31,616,926	30,854,796
Treasury stock effect of options and restricted stock	151,369	1,040,310	1,928,283

Diluted weighted average common shares outstanding	31,395,301	32,657,236	32,783,079

Net income	$30,390	$41,104	$48,296

Basic income per common share	$0.97	$1.30	$1.57

Diluted income per common share	$0.97	$1.26	$1.47

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

  Recent Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The new standard will be effective for the Company beginning on October 1, 2017, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. Early adoption is not permitted. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the consolidated financial statements and related disclosures. As a result, the Company's evaluation of the effect of the new standard will likely extend over several future periods.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance by requiring that additional information be disclosed about items reclassified out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the note to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective for interim and annual periods beginning after December 15, 2013, which for the Company was its fiscal 2014 first quarter. The Company does not believe the adoption of this update had a material impact on its financial statements.

3. Significant Contracts

  DLA Disposition Services

        The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The DoD has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. Under the current (second) Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD's original acquisition value (OAV). The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet, the Company has a liability to the DoD of approximately $19,545,000 and $9,257,000 for inventory as of September 30, 2014 and 2013, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

        As a result of the current (second) Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam. Revenue from the current (second) Surplus Contract accounted for 27.2%, 27.7%, and 26.8% of our consolidated revenue for the fiscal years ended September 30, 2012, 2013, and 2014, respectively.

        The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, the Company withdrew from the live auction bidding for this contract. Bidding had reached a level that the Company determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service the Company has historically provided the agency client. The price the Company will pay for inventory under the new non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, the Company expects to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current second Surplus Contract, resulting in lower revenue in future periods. The Company continues to operate the current DoD surplus contract to sell all useable surplus assets of the DoD, including non-rolling stock assets for the base term ending December 2014, with two additional one-month renewal options.

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

government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the years ended September 30, 2014, 2013 and 2012 of approximately $1,326,000, $1,265,000, and $1,651,000, respectively. For the years ended September 30, 2014, 2013 and 2012, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $34,935,000, $35,944,000, and $43,242,000, including accrued amounts, as of September 30, 2014, 2013, and 2012, of $4,740,000, $4,315,000, and $4,041,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2014.

        As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam. Revenue from the Scrap Contract accounted for 16.1%, 13.5%, and 14.4% of our consolidated revenue for the fiscal years ended September 30, 2012, 2013, and 2014, respectively.

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

        Goodwill, which is deductible for tax purposes due to the asset purchase structure, was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce. The amount of revenue included in the 2013 and 2014 consolidated statement of operations related to JacobsTrading was $99.8 million and $93.3 million, respectively. The related supplemental pro forma information was not significant and it is impracticable for the Company to determine and disclose the amount of earnings for this acquisition.

GoIndustry Acquisition

        In July 2012, the Company completed its purchase of GoIndustry-DoveBid plc, a public limited company incorporated under the laws of England and Wales ("GoIndustry"), for 73 pence per share ($11.6 million). GoIndustry is a global provider of surplus asset management, auction and valuation services operating in over 25 countries in North America, Europe and Asia. The acquisition expands the Company's client roster with leading global manufacturers across the aerospace, consumer packaged goods, electronics, pharmaceutical, technology and transportation industry verticals.

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

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, of which approximately $5.5 million of the goodwill and all of the intangible assets are expected to be tax deductible, as a result of the structure of the transaction. The amount of revenue included in the 2013 and 2014 consolidated statement of operations related to GoIndustry was $38.6 million and $36.8 million, respectively. The related supplemental pro forma information was not significant and it is impracticable for the Company to determine and disclose the amount of earnings for this acquisition.

National Electronic Service Association (NESA)

        On November 1, 2012, the Company acquired the assets and assumed liabilities of National Electronic Service Association (NESA) in an all cash transaction. The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing. EBITDA growth used in the calculation is capped at 20% of prior period. The Company's estimate for the total payout ranges from zero to a maximum of $37.7 million. The Company's estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million. Based upon revised projections, the Company determined that the fair value of the earn-out as of June 30, 2104 was zero and reversed the liability of $18.6 million with a corresponding reduction (credit) in the Acquisition Costs line in the Consolidated Statement of Operations for the year ended September 30, 2014. The Company continues to believe the fair value of the earn-out is zero as of September 30, 2014. NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products. NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

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

        Goodwill was created as part of the acquisition as the Company acquired an experienced and knowledgeable workforce, 75% of which is expected to be tax deductible as a result of the asset purchase structure of the transaction. The amount of revenue from NESA since the acquisition date and related supplemental pro forma information is not significant and it is impracticable for us to determine the amount of earnings for NESA.

5. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2014	2013
	(in thousands)
Computers and purchased software	$23,185	$17,953
Office/Operational equipment	6,502	5,391
Furniture and fixtures	1,467	1,408
Vehicles	1,006	992
Leasehold improvements	4,729	4,319

	36,889	30,063
Less: Accumulated depreciation and amortization	(24,606)	(19,683)

	$12,283	$10,380

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2014, 2013 and 2012 was $5,623,000, $5,696,000, and $4,714,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Goodwill

        The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following summarizes our goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2012	$185,771
New acquisitions	27,009
Translation adjustments	(1,069)

Balance at September 30, 2013	211,711
Translation adjustments	(2,055)

Balance at September 30, 2014	$209,656

        Accumulated goodwill impairment losses as of September 30, 2014, were $13.4 million and were the result of ceasing operations of the Company's business in the United Kingdom.

7. Intangible Assets

        Intangible assets at September 30, 2014 and September 30, 2013 consisted of the following:

		September 30, 2014			September 30, 2013
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	2 - 5	$33,300	$(21,796)	$11,504	$37,236	$(16,696)	$20,540
Brand and technology	3 - 5	5,947	(2,852)	3,095	5,965	(1,666)	4,299
Covenants not to compete	3 - 5	4,330	(2,245)	2,085	4,440	(1,439)	3,001
Patent and trademarks	3 - 10	672	(257)	415	509	(144)	365

Total intangible assets, net				$17,099			$28,205

        Future expected amortization of intangible assets at September 30, 2014 was as follows:

Years ending September 30,	Amortization
(in thousands)
2015	$8,378
2016	6,278
2017	1,435
2018	875
2019 and after	133

Total	$17,099

        Amortization expense related to intangible assets for the years ended September 30, 2014, 2013 and 2012 was $10,972,000, $11,678,000, and $9,451,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

8. Debt

  Senior Credit Facility

        In 2010, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $75.0 million, as amended. On March 11, 2014, the Company amended this credit facility extending the term to May 31, 2015. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.402% at September 30, 2014) due monthly. As of September 30, 2014, the Company had no outstanding borrowings under the Agreement, and the Company's borrowing availability was $64.9 million due to issued letters of credit for $10.1 million. Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of September 30, 2014, the Company was in compliance with these covenants.

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

9. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2019. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $1,113,000 and $893,000, at September 30, 2014 and 2013, respectively. Future minimum payments under the leases as of September 30, 2014 are as follows:

Years ending September 30,	Operating Lease Payments
(in thousands)
2015	$10,457
2016	7,582
2017	5,430
2018	4,177
2019	2,419
2020	—

Total future minimum lease payments	$30,065

        Rent expense for the years ended September 30, 2014, 2013 and 2012 was $12,099,000, $11,236,000, and $8,639,000, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

10. 401(k) Benefit Plan

        The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2014, 2013 and 2012, the Company contributed and recorded expense of approximately $2,680,000, $2,382,000, and $1,113,000, respectively, to the Plan.

11. Income Taxes

        The components of the provision for income taxes of continuing operations are as follows:

	Year ended September 30,
	2014	2013	2012
	(in thousands)
Current tax provision:
U.S. Federal	$14,328	$27,611	$28,124
State	2,613	5,035	5,129
Foreign	1,888	1,757	118

	18,829	34,403	33,371
Deferred tax (benefit) expense:
U.S. Federal	(2,886)	(6,012)	(1,454)
State	(526)	(1,096)	(265)
Foreign	4,240	256	—

	828	(6,852)	(1,719)

Total provision	$19,657	$27,551	$31,652

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$6,426	$4,572
Net operating losses—US	1,674	2,107
Accrued vacation and bonus	2,040	2,342
Inventory capitalization	7,328	4,048
Inventory reserves	105	565
Allowance for doubtful accounts	291	252
Stock compensation expense	10,259	8,036
Amortization of intangibles	9,071	6,666
Pension liability	790	852
Other	273	352

Total deferred tax assets before valuation allowance	38,257	29,792
Less: valuation allowance	(7,216)	(5,424)

Net deferred tax assets	31,041	24,368
Deferred tax liabilities:
Amortization of goodwill	16,022	7,339
Depreciation	754	1,235

Total deferred tax liabilities	$16,776	$8,574

Net deferred taxes	$14,265	$15,794

        The net current deferred tax asset of approximately $12,321,000, and $10,558,000 is recorded in prepaid and deferred taxes on the consolidated balance sheet as of September 30, 2014 and 2013, respectively. The net non-current deferred tax asset of approximately $6,160,000 and $5,236,000 is recorded in deferred taxes and other assets on the consolidated balance sheet as of September 30, 2014 and 2013, respectively. The net non-current deferred tax liability of approximately $4,217,000 is recorded in other liabilities on the consolidated balance sheet as of September 30, 2014.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year ended September 30,
	2014	2013	2012
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	0.5	0.6	—
State taxes	2.7	3.9	3.9
Net foreign rate differential	(2.5)	(0.7)	(0.8)
Change in valuation allowance	3.6	1.3	1.5

Provision for income taxes	39.3%	40.1%	39.6%

        At September 30, 2014 and 2013, the Company had deferred tax assets related to available foreign net operating loss (NOL) carryforwards of approximately $6,426,000 and $4,572,000, respectively. All but approximately $547,000 of our NOLs maintain an indefinite carryforward life. The NOLs with limited carryforward periods will expire beginning in 2017 through 2034. Due to historic losses of those foreign entities, the Company does not believe that it is more likely than not that the related deferred tax assets will be realized and a full valuation allowance has been recorded. In addition, the Company also recorded a deferred tax asset of $1,674,000 related to NOL carryforwards related to its acquisition of Network International, Inc. in 2010. These NOL carryforwards expire in 2023. The Company will adjust these NOL carryforwards and the related valuation allowance as the related tax returns are filed.

        The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $8.0 million as of September 30, 2014. As of September 30, 2014 and 2013, approximately $9.3 million and $10.5 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

        The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examinations for fiscal 2011 and 2012. The Company anticipates no material tax liability to arise from this examination. The statute of limitations for years prior to fiscal 2011 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2011 may be adjusted upon examination by tax authorities if they are utilized.

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

        Under the 2006 Plan, as amended, 10,000,000 shares were available for issuance. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2011, the Company granted options to purchase 321,072 shares to employees and directors with exercise prices between $14.30 and $17.02, and options to purchase 73,591 shares were forfeited. During fiscal year 2011, the Company granted 736,340 restricted shares to employees and directors at prices ranging from $12.88 to $25.52, and 150,112 restricted shares were forfeited. During fiscal year 2012, the Company granted options to purchase 181,783 shares to employees and directors with exercise prices between $31.37 and $42.31, and options to purchase 78,148 shares were forfeited. During fiscal year 2012, the Company granted 633,647 restricted shares to employees and directors at prices ranging from $31.37 to $52.55, and 138,052 restricted shares were forfeited. During the twelve months ended September 30, 2012, the Company issued 100,000 restricted shares to a non-employee that vest based on performance conditions. During fiscal year 2013, the Company granted options to purchase 171,994 shares to employees and directors with exercise prices between $29.47 and $46.72, and options to purchase 32,244 shares were forfeited. During fiscal year 2013, the Company granted 997,857 restricted shares to employees and directors at prices ranging from $29.47 to $42.47, and 403,083 restricted shares were forfeited. During the twelve months ended September 30, 2013, the Company issued 335,000 restricted shares and cancelled 281,500 restricted shares to a non-employee that vest based on performance conditions. During fiscal year 2014, the Company granted options to purchase 437,755 shares to employees and directors with exercise prices between $21.53 and $31.37, and options to purchase 181,094 shares were forfeited. During fiscal year 2014, the Company granted 1,040,748 restricted shares to employees and directors at prices ranging from $13.11 to $38.09, and 250,586 restricted shares were forfeited. At September 30, 2014, there were 772,227 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

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

  Share Repurchase Program

        The Company's Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using the Company's available cash. The Company's Board of Directors reviews the share repurchase program

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

periodically, the last such review having occurred in February 2014. A summary of the Company's share repurchase activity from fiscal year 2009 to the year ended September 30, 2014 is as follows:

Fiscal Year Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2009	707,462	$5.50	$3,874,000	$6,126,000
2010	1,225,019	$11.53	14,471,000	1,655,000
2011	229,575	$15.39	3,541,000	18,114,000
2012	505,067	$59.41	30,000,000	18,114,000
2013	—	—	—	31,000,000
2014	2,962,978	$15.90	$44,873,000	$5,127,000

(1)
On December 2, 2008, the Company's Board of Directors approved a share repurchase program, under which the Company was authorized to repurchase up to $10.0 million of the issued and outstanding shares of Company common stock. On each of February 2, 2010, November 30, 2010 and May 31, 2011, the Company's Board of Directors approved an additional $10.0 million for the share repurchase program. On May 17, 2012, the Company's Board of Directors approved an additional $30.0 million for the share repurchase program. On December 12, 2013, the Company's Board of Directors approved an additional approximately $12.9 million for the share repurchase program. On February 5, 2014, the Company's Board of Directors approved an additional $19.0 million for the share repurchase program.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2014, 2013, and 2012 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2011	2,894,547	$11.55
Options granted	181,783	34.42
Options exercised	(1,322,387)	11.72
Options canceled	(78,148)	12.72

Options outstanding at September 30, 2012	1,675,795	13.84
Options granted	171,994	35.76
Options exercised	(223,139)	11.35
Options canceled	(32,244)	18.67

Options outstanding at September 30, 2013	1,592,406	16.46
Options granted	437,755	22.41
Options exercised	(383,160)	10.83
Options canceled	(181,094)	18.14

Options outstanding at September 30, 2014	1,465,907	19.50

Options exercisable at September 30, 2014	890,103	16.15

        The following table summarizes information about options outstanding at September 30, 2014:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.00 - 8.00	148,448	4.20	$7.38
$8.23 - $46.72	1,317,459	6.52	20.87

	1,465,907	6.10	19.50

        The following table summarizes information about options exercisable at September 30, 2014:

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$3.00 - $46.72	890,103	4.38	$16.15

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        The following table summarizes information about assumptions used in valuing options granted:

	Year ended September 30
	2014	2013	2012
Dividend yield	—	—	—
Expected volatility	50.9% - 60.6%	51.8% - 60.6%	60.4%
Risk-free interest rate	0.1% - 1.2%	0.1% - 1.0%	0.6%
Expected forfeiture rate	19.7% - 22.8%	19.7%	19.0%

        The intrinsic value of outstanding and exercisable options at September 30, 2014 was approximately $1,797,000 and $1,658,000, respectively, based on a stock price of $13.75 on September 30, 2014.

        The weighted average grant date fair value of options granted during 2014, 2013 and 2012 was $7.89, $12.98, and $13.77, respectively.

        The intrinsic value of options exercised at September 30, 2014, 2013, and 2012 was $1,119,000, $4,943,000, and $50,899,000, respectively.

  Restricted Share Activity

        A summary of the Company's restricted share activity for the years ended September 30, 2014, 2013, and 2012 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2011	1,294,082	$13.13
Restricted shares granted	633,647	34.05
Restricted shares vested	(390,068)	12.53
Restricted shares canceled	(138,052)	15.70

Unvested restricted shares at September 30, 2012	1,399,609	22.51
Restricted shares granted	997,857	36.97
Restricted shares vested	(450,514)	21.18
Restricted shares canceled	(403,083)	35.39

Unvested restricted shares at September 30, 2013	1,543,869	28.89
Restricted shares granted	1,040,748	18.78
Restricted shares vested	(436,204)	24.72
Restricted shares canceled	(250,586)	23.87

Unvested restricted shares at September 30, 2014	1,897,827	24.96

        For the years ended September 30, 2014, 2013 and 2012, the Company recorded stock-based compensation of $12,605,000, $13,379,000, and $12,117,000, respectively. The total costs related to unvested awards, not yet recognized, as of September 30, 2014 was $41,214,000, which will be recognized over the weighted average vesting period of 25.8 months.

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

        As of September 30, 2014 and 2013, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of September 30, 2014 and 2013, the Company's liability for earn-outs related to the NESA and Jacobs Trading Company acquisitions of zero and $18,390,000, respectively, is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2014 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2012	$14,511
Acquisition contingent consideration	18,050
Settlements	(19,608)
Change in fair value of contingent consideration	5,437

Balance at September 30, 2013	18,390
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	(18,390)

Balance at September 30, 2014	$—

        When valuing its Level 3 liabilities, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management's projection of EBITDA for the acquired businesses and applying a discount to the expected earn out payments to estimate fair value. Discount rates range from 2.0% to 6.0% and are based on the Company's cost of borrowing. Given the short-term nature of the earn-out periods, changes in the discount rate are not expected to have a material impact on the fair value of these liabilities. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material. Changes in fair value of the Company's Level 3 liabilities are recorded in Acquisition Costs in the Consolidated Statements of Operations.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

13. Fair Value Measurement (Continued)

        The Company's financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days). The Company believes the carrying value approximates fair value due to the short term maturity of these instruments.

14. Defined Benefit Pension Plan

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

        The net periodic benefit cost recognized for the year ended September 30, 2014 and 2013, included the following components:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2014	2013
	(in thousands)
Service cost	—	—
Interest cost	$1,125	$1,055
Expected return on plan assets	(1,324)	(1,055)

Total net periodic benefit cost	(199)	—

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

        The following table provides a reconciliation of benefit obligations, plan assets, and unfunded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2014 and September 30, 2013:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2014	2013
	(in thousands)
Change in benefit obligation
Beginning balance	$25,558	$25,106
Acquisitions/divestitures	—	—
Service cost	—	—
Interest cost	1,125	1,055
Benefits paid	(1,104)	(617)
Actuarial (gain)/loss	1,924	(33)
Plan amendments	—	—
Foreign currency exchange rate changes	24	47
Participants' contributions	—	—

Ending balance	$27,527	$25,558

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2014	2013
	(in thousands)
Change in plan assets
Beginning balance at fair value	$22,006	$19,320
Acquisitions/divestitures	—	—
Actual return on plan assets	2,321	1,566
Benefits paid	(1,104)	(617)
Employer's contributions	1,727	1,632
Participants' contributions	—	—
Foreign currency exchange rate changes	(4)	105

Ending balance at fair value	$24,946	$22,006

Underfunded status of the plan	$(2,581)	$(3,552)

        The accrued pension liability of $2.6 million is recorded in Other long-term liabilities in the Consolidated Balance Sheet. Because the plan is closed to new participants, the accumulated benefit obligation (ABO) is equal to the projected benefit obligation (PBO), and totals $27,527,000 and $25,558,000 at September 30, 2014 and September 30, 2013, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

        The amount recognized in other comprehensive loss related to the Company's qualified defined benefit pension plan, net of tax, for the year ended September 30, 2014 and September 30, 2013, is shown in the following table:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2014	2013
	(in thousands)
Accumulated OCI
Accumulated OCI at beginning of year	$(1,147)	$(584)
New actuarial (gains)/losses	927	(563)

Accumulated OCI at end of year	$(220)	$(1,147)

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2015 based on September 30, 2014 plan measurements are $0. The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. In 2015, the Company expects to contribute $1.7 million to the plan. In addition, the Company expects to make the following pension plan contributions over the next 10 years:

Plan Contributions
(in thousands)
Year ending September 30,
2015	$1,693
2016	1,693
2017	1,693
2018	1,693
2019	425
2020 through 2024	—

Total	$7,197

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

  Actuarial Assumptions

        The actuarial assumptions used to determine the benefit obligations at September 30, 2014 and September 30, 2013, and to determine the net periodic benefit cost for the year were as follows:

Qualified Defined Benefit Pension Plan

	2014	2013
Discount rate	3.80%	4.40%
Expected return on plan assets	5.00%	5.80%
Increases to non-GMP pensions in payment accrued pre 4/6/97	0.00%	0.00%
Increases to non-GMP pensions in payment accrued post 4/6/97	2.30%	2.50%
Rate of increases to deferred CPI linked benefits	2.30%	2.50%
Rate of increases to deferred RPI linked benefits	3.30%	3.40%

        Mortality—90% of S1NxA tables, projected in line with 2013 CMI projection model and 1.0% pa long-term rate of improvement.

  Estimated Future Benefit Payments

        The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2015	$820
2016	686
2017	1,092
2018	822
2019	831
2020 through 2024	4,515

Total	$8,766

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

14. Defined Benefit Pension Plan (Continued)

  3)
  Security—to ensure that the solvency position of the Plan is expected to improve. The Trustees will take into account the strength of employer's covenant when determining the expected improvement in the solvency position of the Plan.

        Assets were initially invested based on the target allocations stated below. The assets are allocated among equity investments and fixed income securities. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The assets are not rebalanced and consisted of the following as of September 30, 2014:

	Target Allocation	Actual 2014
Equity securities	70%	45.9%
Fixed-income securities	30%	53.6%
Cash equivalents	0%	0.5%

Total	100.0%	100.0%

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

Balance as of September 30, 2014	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	—	$11,450	—	$11,450
Fixed-income securities	—	13,371	—	13,371
Cash equivalents	$125	—	—	125

Total	$125	$24,821	—	$24,946

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

Balance as of September 30, 2013	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	—	$10,871	—	$10,871
Fixed-income securities	—	11,003	—	11,003
Cash equivalents	$132	—	—	132

Total	$132	$21,874	—	$22,006

  Valuation Techniques

        The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources, or determined according to approved pricing policies in circumstances where independent sources are not available.

15. Business Realignment Expenses

        On October 1, 2014, the Company announced that it has realigned its workforce in response to the new terms and scope of its DoD (third) Surplus Contract for non-rolling stock and to adjust for the efficiencies realized in its commercial business through ongoing integration efforts to support the future vision and growth of the Company. The business realignment includes employee reductions across the organization, and includes positions related to the support of the DoD surplus business, capital asset and retail supply chain operations, and corporate functions. The business realignment expenses during the fiscal year ended September 30, 2014 include cash costs of $1.8 million in employee severance and benefit costs.

        The table below sets forth the significant components and activity in the business realignment initiatives during the fiscal year ended September 30, 2014

	Liability Balance at September 30, 2013	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2014
	(in thousands)
Employee severance and benefit costs	—	$1,780	—	$1,780

Total	—	$1,780	—	$1,780

        The benefits are expected to be paid during fiscal year 2015. The business realignment expenses are recorded in costs and expenses from operations in the statement of operations for the year ended September 30, 2014, and in accrued expenses and other current liabilities on the balance sheet as of September 30, 2014.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Legal Proceedings

        On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of shareholders who purchased the Company's common stock between February 1, 2012 and May 7, 2014. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company's growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys' and experts' fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees' Retirement Fund as co-lead plaintiffs. Plaintiffs are scheduled to file an amended complaint by December 15, 2014. The Company intends to move to dismiss plaintiffs' expected amended complaint. The Company cannot estimate a range of the potential liability, if any, at this time.

17. Quarterly Results (Unaudited)

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

	Three months ended
	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014
	(in thousands, except share and per share data)
Revenue from operations	$122,205	$130,324	$124,199	$129,128	$121,948	$128,329	$126,965	$118,419

Income before provision for income taxes from operations	$11,181	$21,522	$18,813	$17,139	$11,843	$9,463	28,588	$523

Net income (loss) from operations	$6,709	$12,698	$11,288	$10,409	$7,093	$5,631	$18,373	$(707)

Basic earnings (loss) per common share	$0.21	$0.40	$0.36	$0.33	$0.22	$0.17	$0.59	$(0.02)

Diluted earnings (loss) per common share	$0.20	$0.39	$0.35	$0.32	$0.22	$0.17	$0.59	$(0.02)

Basic weighted average shares outstanding	31,482,853	31,561,412	31,651,061	31,772,379	32,143,064	32,231,011	30,937,394	29,664,259

Diluted weighted average shares outstanding	33,054,264	32,331,686	32,540,187	32,702,807	32,658,070	32,321,482	30,937,394	29,664,259

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2012	$3,341	$1,217	—	$4,558
Year ended September 30, 2013	4,558	866	—	5,424
Year ended September 30, 2014	5,424	1,792	—	7,216
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2012	$514	$962	$228	$1,248
Year ended September 30, 2013	1,248	337	694	891
Year ended September 30, 2014	891	240	89	1,042
Inventory allowance (deducted from inventory)
Year ended September 30, 2012	$990	$1,584	$—	$2,574
Year ended September 30, 2013	2,574	147	1,269	1,452
Year ended September 30, 2014	1,452	271	—	1,723

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly-owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
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
2.5
Scheme of Arrangement dated May 23, 2012 relating to a cash acquisition by Liquidity Services Limited of GoIndustry-DoveBid plc effected under Part 26 of the United Kingdom Companies Act of 2006, incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2013.
2.6
Asset Purchase Agreement, dated as of November 1, 2012, among Liquidity Services Canada Ltd., 683949 Ontario Limited, Dominic Renda Holdings Incorporated, Chiku Holdings Ltd., Dominic Renda and Pankaj Dave, incorporated herein by reference to the Company's Annual Report on Form 10-K filed with the SEC on November 21, 2013.
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
10.6
Executive Employment Agreement, dated August 25, 2008, between the Company and G. Charles Roy, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 8, 2008.#
10.7
Executive Employment Agreement, dated as of January 2, 2013, by and between the Company and Leoncio Casusol, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2013.#
10.8
2005 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.#
10.9	2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2009.#

Exhibit No.	Description
10.10	Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.11	LSI Non-Employee Director Compensation Plan, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 9, 2006.
10.12	Form of Notice of Stock Option Grant, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006.#
10.13
Amendment No. 1 to Sales Contract Number 99-4001-0004, dated as of May 21, 2007, between DOD Surplus, LLC (a wholly-owned subsidiary of Liquidity Services, Inc.) and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on May 29, 2007.
10.14
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
10.16	Supplemental Agreement 1 (Sales Contract Number 08-0001-0001), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2009.
10.17
Supplemental Agreement No. 6 relating to Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2012.
10.18	Form of Notice of Restricted Stock Grant, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2008.#
10.19
Financing and Security Agreement, dated April 30, 2010, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
10.20
First Amendment to Financing and Security Agreement dated as of September 1, 2011 between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2011.
10.21
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

Exhibit No.	Description
10.23	Security Agreement, dated April 30, 2010, by GovDeals, Inc. for the benefit of Bank of America., N.A., incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
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
10.29
Supplemental Agreement to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), dated as of September 22, 2011, between Liquidity Services, Inc. and the Defense Logistics Agency Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 26, 2011.
10.30
Master Merchandise Salvage Contract between Profar Partners, LLC and Wal-Mart Stores, Inc., incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the SEC on December 9, 2011.
10.31
Letter from DLA Disposition Services, dated November 5, 2012, relating to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), effective as of June 9, 2005 between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 7, 2012.
10.32	Amended and Restated Executive Employment Agreement, dated October 1, 2014, by and between the Company and Thomas B. Burton.#†*
10.33	Executive Employment Agreement, dated September 10, 2014, by and between the Company and Gardner Dudley.#†
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

#
Designates management or compensation plans.

†
Filed herewith.

*
Confidential treatment has been requested for portions of this document. The omitted portions of this document have been filed with the Securities and Exchange Commission.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2014.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2014.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JAMES M. RALLO James M. Rallo	Chief Financial Officer and Treasurer (Principal Financial Officer)
/s/ KATHRYN A. DOMINO Kathryn A. Domino	Chief Accounting Officer (Principal Accounting Officer)
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ DAVID A. PERDUE, JR. David A. Perdue, Jr.	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director
/s/ BEATRIZ V. INFANTE Beatriz V. Infante	Director