Form 10-Q
period 2014-12-31
LIQUIDITY SERVICES INC
filed 2015-02-06
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 3, 2015 was 29,978,283.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands)

	December 31,	September 30,
	2014	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,222	$62,598
Accounts receivable, net of allowance for doubtful accounts of $1,164 and $1,042 at December 31, 2014 and September 30, 2014, respectively	27,719	21,688
Inventory	62,888	78,478
Prepaid and deferred taxes	16,650	16,777
Prepaid expenses and other current assets	4,516	5,156
Total current assets	185,995	184,697
Property and equipment, net	12,414	12,283
Intangible assets, net	4,262	17,099
Goodwill	122,640	209,656
Deferred long-term tax assets	28,305	6,160
Other assets	1,805	1,823
Total assets	$355,421	$431,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,135	$15,994
Accrued expenses and other current liabilities	36,951	44,484
Profit-sharing distributions payable	4,347	4,740
Customer payables	37,729	41,544
Total current liabilities	94,162	106,762
Other long-term liabilities	7,512	7,973
Total liabilities	101,674	114,735
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 29,954,755 shares issued and outstanding at December 31, 2014; 29,668,150 shares issued and outstanding at September 30, 2014	29	28
Additional paid-in capital	207,539	204,704
Accumulated other comprehensive loss	(5,407)	(3,451)
Retained earnings	51,586	115,702
Total stockholders’ equity	253,747	316,983
Total liabilities and stockholders’ equity	$355,421	$431,718

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2014	2013

Revenue	$98,163	$93,470
Fee revenue	26,980	28,478
Total revenue	125,143	121,948

Costs and expenses:
Cost of goods sold (excluding amortization)	54,315	47,710
Profit-sharing distributions	9,592	10,130
Technology and operations	26,878	25,621
Sales and marketing	10,385	9,831
General and administrative	9,528	12,307
Amortization of contract intangibles	1,211	2,407
Depreciation and amortization	1,992	2,004
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	96,238	95

Total costs and expenses	210,139	110,105

(Loss) income from operations	(84,996)	11,843
Interest expense and other expense, net	38	21

(Loss) income before provision for income taxes	(85,034)	11,822
(Benefit) provision for income taxes	(20,918)	4,729

Net (loss) income	$(64,116)	$7,093
Basic earnings per common share	$(2.14)	$0.22
Diluted earnings per common share	$(2.14)	$0.22

Basic weighted average shares outstanding	29,926,273	32,143,064
Diluted weighted average shares outstanding	29,926,273	32,658,070

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended December 31,
	2014	2013

Net (loss) income	$(64,116)	$7,093
Other comprehensive loss:
Foreign currency translation and other	(1,956)	(529)
Other comprehensive loss, net of taxes	(1,956)	(529)
Comprehensive (loss) income	$(66,072)	$6,564

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2014	29,668,150	$28	$204,704	$(3,451)	$115,702	$316,983
Exercise of common stock options and vesting of restricted stock	286,605	1	70	—	—	71
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	2,765	—	—	2,765
Net loss	—	—	—	—	(64,116)	(64,116)
Foreign currency translation	—	—	—	(1,956)	—	(1,956)
Balance at December 31, 2014	29,954,755	$29	$207,539	$(5,407)	$51,586	$253,747

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Three Months Ended December 31,
	2014	2013
Operating activities
Net (loss) income	$(64,116)	$7,093
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,203	4,411
Stock compensation expense	2,602	3,659
(Benefit) provision for inventory allowance	(48)	291
Provision (benefit) for doubtful accounts	121	(57)
Deferred tax benefit	(22,145)	—
Impairment of goodwill and long-lived assets	96,238	—
Incremental tax benefit from exercise of common stock options	(163)	(2,882)
Changes in operating assets and liabilities:
Accounts receivable	1,347	(4,460)
Inventory	8,138	(6,801)
Prepaid and deferred taxes	290	385
Prepaid expenses and other assets	658	2,790
Accounts payable	(859)	4,050
Accrued expenses and other	(7,534)	(2,681)
Profit-sharing distributions payable	(392)	159
Customer payables	(3,815)	239
Acquisition earn out payables	—	89
Other liabilities	(461)	(1,343)
Net cash provided by operating activities	13,064	4,942
Investing activities
Increase in intangibles	(3)	—
Purchases of property and equipment	(1,612)	(2,678)
Net cash used in investing activities	(1,615)	(2,678)
Financing activities
Proceeds from exercise of common stock options (net of tax)	71	469
Incremental tax benefit from exercise of common stock options	163	2,882
Net cash provided by financing activities	234	3,351
Effect of exchange rate differences on cash and cash equivalents	(59)	767
Net increase in cash and cash equivalents	11,624	6,382
Cash and cash equivalents at beginning of period	62,598	95,109
Cash and cash equivalents at end of period	$74,222	$101,491

Supplemental disclosure of cash flow information
Cash paid for income taxes	$589	$1,461

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

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015 or any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

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

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,672,394 unvested restricted shares outstanding at December 31, 2014, which were issued at prices ranging from $7.48 to $52.55, of which 1,672,394 and 127,457 shares have been excluded in the calculation of diluted income per share for the three months ended December 31, 2014 and 2013, respectively, due to the net loss incurred for the three months ended December 31, 2014 and due to the difference between the issuance price and the average market price for the period in which they have been outstanding for the three months ended December 31, 2013. The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)	for the three months ended December 31, 2014, 1,424,035 options; and
(b)	for the three months ended December 31, 2013, 73,483 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended December 31,
	2014	2013
	(unaudited) (dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	29,926,273	32,143,064
Treasury stock effect of options and restricted stock	—	515,006

Diluted weighted average common shares outstanding	29,926,273	32,658,070
Net (loss) income	$(64,116)	$7,093
Basic (loss) income per common share	$(2.14)	$0.22
Diluted (loss) income per common share	$(2.14)	$0.22

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

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

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The Department of Defense (DoD) has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. The DoD has exercised both renewal options.  Under the current (second) Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the DoD at a fixed percentage equal to 1.8% of the DoD’s original acquisition value (OAV). The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of approximately $15,369,000 and $19,545,000 for inventory as of December 31, 2014 and September 30, 2014, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the current (second) Surplus Contract, the Company remarkets all DoD surplus turned into the DLA Disposition Services, excluding rolling stock, available for sale within the United States, Puerto Rico, and Guam.

The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract; with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, the Company withdrew from the live auction bidding for this contract. Bidding reached a level that the Company determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service the Company has historically provided the agency client.  The price the Company will pay for inventory under the new non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, the Company expects to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current (second) DoD Surplus contract, resulting in lower revenue in future periods. The Company continues to operate the current (second) DoD Surplus contract to sell all useable surplus assets of the DoD, including non-rolling stock assets through February 13, 2015.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts (Continued)

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options.  The DoD has exercised all three renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution.  For the three months ended December 31, 2014 and 2013 profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $9,592,000 and $10,130,000, respectively, including accrued amounts, as of December 31, 2014 and 2013 of $4,347,000 and $4,474,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through December 31, 2014.

As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

4.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes goodwill activity for the periods indicated:

Goodwill (in thousands)
Balance at September 30, 2014	$209,656
Translation adjustments	(1,945)
Impairment of goodwill	(85,071)
Balance at December 31, 2014	$122,640

Impairment of Goodwill

The Company performs the annual goodwill impairment assessment as of the end of the fiscal year.  The last impairment assessment was performed as of September 30, 2014 and the results of that assessment indicated that goodwill was not impaired.  During the three months ended December 31, 2014, the Company identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014 (as discussed in Notes 5 and 13), the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond.  As a result, we tested the goodwill for impairment as of December 31, 2014.  Based on the goodwill impairment analysis as of the interim testing date, the carrying values of the Company’s two reporting units exceeded their fair values.  Accordingly, step two of the goodwill impairment test was performed.  Step two of the goodwill impairment assessment measures the amount of impairment by comparing the book value of goodwill to its implied fair value. If the implied fair value of goodwill is more than its book value, then no impairment loss exists.  If the implied fair value of goodwill is less than its book value, then an impairment loss is recorded to adjust the book value of goodwill to its fair value. As a result of the step two test, the Company recorded a goodwill impairment charge of $85.1 million during the first quarter of 2015.

Determining the fair value of a reporting unit requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital, exit multiples, and the amount and timing of expected future cash flows.  The judgments used in determining the fair value of the Company’s reporting units are based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy.  The cash flows employed in the discounted cash flow (“DCF”) analysis are based on the most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period.  Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit.  Various factors, including the failure to successfully implement the Company’s business plan for any of its reporting units could have a negative effect on the fair value of such reporting unit, and increase the risk of further impairments of goodwill in the future.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Intangible Assets

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under Seller’s Master Merchandise Salvage Contract (the “Wal-Mart Agreement”) dated May 13, 2011. On December 1, 2014, Wal-Mart provided the Company with written notice terminating the Wal-Mart Agreement effective December 8, 2014. As a result of the termination of the Wal-Mart Agreement, the Company concluded that the intangible asset related to the Wal-Mart Agreement was impaired and reduced the remaining unamortized contract intangible asset of $10.3 million to zero during the three months ended December 31, 2014. This impairment charge is recorded in Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets in the statements of operations. Intangible assets at December 31, 2014 and September 30, 2014 consisted of the following:

		December 31, 2014			September 30, 2014
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	2 – 5	$—	$—	$—	$33,300	$(21,796)	$11,504
Brand and technology	3 - 5	5,750	(3,064)	2,686	5,947	(2,852)	3,095
Covenants not to compete	3 - 5	3,100	(1,919)	1,181	4,330	(2,245)	2,085
Patent and trademarks	3 - 10	662	(267)	395	672	(257)	415
Total intangible assets, net				$4,262			$17,099

Future expected amortization of intangible assets at December 31, 2014 was as follows:

Years ending September 30,	Future Amortization (in thousands)
2015 (remaining nine months)	$621
2016	1,509
2017	1,149
2018	851
2019 and after	132
Total	$4,262

6.                                      Debt

Senior Credit Facility

In 2010, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $75.0 million, as amended.  On March 11, 2014, the Company amended this credit facility extending the term to May 31, 2015. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.413% at December 31, 2014) due monthly.  As of September 30, 2014 and December 31, 2014, the Company had no outstanding borrowings under the Agreement, and the Company’s borrowing availability was $64.9 million and $67.2 million, respectively, due to issued letters of credit for $10.1 million and $7.8 million, respectively.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of December 31, 2014, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2015 tax rate will be approximately 24.6%.   The effective rate is significantly lower than historical rates due to permanent book to tax differences related to impairment of goodwill with no tax basis.  Impairment of goodwill with tax basis resulted in the recognition of a deferred tax asset of $22.1 million during this quarter.

The Company applies the guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examinations for fiscal 2011 through 2013. The Company anticipates no material tax liability to arise from these examinations. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2011 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2011 may be adjusted upon examination by tax authorities if they are utilized.

8.                                      Stockholders’ Equity

Share Repurchase Program

Since 2008, the Company’s Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. The Company did not repurchase any shares during the three months ended December 31, 2014 or 2013.  As of December 31, 2014, there was approximately $5.1 million that may yet be expended to repurchase shares under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2013, there were 1,819,050 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2014, the Company granted options to purchase 437,755 shares to employees and directors with exercise prices between $21.53 and $31.37, and options to purchase 181,094 shares were forfeited. During fiscal year 2014, the Company granted 1,040,748 restricted shares to employees and directors at prices ranging from $13.11 to $38.09, and 250,586 restricted shares were forfeited. At September 30, 2014, there were 772,227 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2014, the Company did not issue any options to employees and directors, and options to purchase 30,829 shares were forfeited. During the three months ended December 31, 2014, the Company issued 111,300 restricted shares to employees and directors at the price of $12.57, and 61,171 restricted shares were forfeited. At December 31, 2014, there were 752,927 shares remaining reserved for issuance in connection with awards under the 2006 Plan. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

8.                                      Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2014 and the three months ended December 31, 2014 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2013	1,592,406	$16.46
Options granted	437,755	22.41
Options exercised	(383,160)	10.83
Options canceled	(181,094)	18.14
Options outstanding at September 30, 2014	1,465,907	19.50
Options granted	—	—
Options exercised	(11,043)	6.41
Options canceled	(30,829)	20.85
Options outstanding at December 31, 2014	1,424,035	19.58
Options exercisable at December 31, 2014	941,461	16.79

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at December 31, 2014 is approximately $94,000 and 5.76 and $82,000 and 4.33, respectively, based on a stock price of $8.17 on December 31, 2014.  Over the last three years, volatility rates have ranged from 50.90% - 60.61%, a dividend rate of 0%, risk free interest rates have ranged from 0.12% - 1.21% and expected forfeiture rates have ranged from 19.00% - 22.80%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2014 and the three months ended December 31, 2014 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2013	1,543,869	28.89
Restricted shares granted	1,040,748	18.78
Restricted shares vested	(436,204)	24.72
Restricted shares canceled	(250,586)	23.87
Unvested restricted shares at September 30, 2014	1,897,827	24.96
Restricted shares granted	111,300	12.57
Restricted shares vested	(275,562)	26.39
Restricted shares canceled	(61,171)	25.23
Unvested restricted shares at December 31, 2014	1,672,394	23.89

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at December 31, 2014 is approximately $13,663,000 and 8.52, respectively, based on a stock price of $8.17 on December 31, 2014.

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

As of December 31, 2014 and September 30, 2014, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of December 31, 2014 and September 30, 2014, the Company’s liability for contingent consideration related to the NESA acquisition of zero is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy.  Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing.  EBITDA growth used in the calculation is capped at 20% of prior period.  The Company’s estimate for the total payout ranges from zero to a maximum $37.7 million.  The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million.  Based upon revised projections and as a result of unfavorable developments in the business, the Company determined that the fair value of the earn-out as of June 30, 2014 was zero and reversed the liability of $18.6 million.  The Company continues to believe that the fair value of the earn-out is zero as of December 31, 2014.  The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2014 and the three months ended December 31, 2014 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2013	$18,390
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	(18,390)
Balance at September 30, 2014	—
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	—
Balance at December 31, 2014	$—

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.                               Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the three months ended December 31, 2014 and 2013 included the following components:

Qualified Defined Benefit Pension Plan	Three months ended December 31,
(in thousands)	2014	2013
Service cost	—	—
Interest cost	$248	$280
Expected return on plan assets	(299)	(322)
Amortization of prior service cost	—	—
Amortization of actuarial (gain)/loss	—	—
Amortization of transitional obligation/(asset)	—	—

Total net periodic benefit cost	$(51)	$(42)

11.                               Business Realignment Expenses

On October 1, 2014, the Company announced that it had realigned its workforce in response to the new terms and scope of its DoD (third) Surplus Contract for non-rolling stock and to adjust for the efficiencies realized in its commercial business through ongoing integration efforts to support the future vision and growth of the Company. The business realignment included employee reductions across the organization, and included positions related to the support of the DoD surplus business, capital asset and retail supply chain operations, and corporate functions.  The business realignment expenses incurred during the fiscal year ended September 30, 2014 included cash costs of $1.8 million in employee severance and benefit costs.

The table below sets forth the significant components and activity in the business realignment initiatives for the three months ended December 31, 2014.

	Liability Balance at September 30, 2014	Business Realignment Expenses	Cash Payments	Liability Balance at December 31, 2014
	(in thousands)
Employee severance and benefit costs	$1,780	(9)	(532)	$1,239
Total	$1,780	(9)	(532)	$1,239

The benefits are expected to be paid during fiscal year 2015.  The business realignment expenses are recorded in costs and expenses from operations in the statement of operations for the year ended September 30, 2014, and in accrued expenses and other current liabilities on the balance sheet as of September 30, 2014 and December 31, 2014.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

12.                               Legal Proceedings

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of shareholders who purchased the Company’s common stock between February 1, 2012 and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014 which alleges substantially similar claims but does not name the chief accounting officer as a defendant.   The Company believes the allegations are without merit and intends to move to dismiss the amended complaint.  The Company cannot estimate a range of a potential liability, if any, at this time.

13.                               Termination of the Wal-Mart Agreement

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, we assumed the rights and obligations of Jacobs Trading Company under Seller’s Master Merchandise Salvage Contract (the “Wal-Mart Agreement”) dated May 13, 2011.  On December 1, 2014, Wal-Mart provided us written notice (the “Termination Notice”) terminating the Wal-Mart Agreement effective December 8, 2014.  The Termination Notice alleged that we failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. We disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart.  As a result of negotiations with Wal-Mart, on January 22, 2015, we finalized a settlement whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart would pay $7.5 million in damages.  The amount of the settlement was recorded within accounts receivable and a reduction of inventory on the consolidated balance sheet as of December 31, 2014, as the settlement compensated the Company for the overpayment of inventory from Wal-Mart.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2014 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended December 31, 2014, the number of registered buyers grew from approximately 2,471,000 to approximately 2,646,000, or 7.13%.

Recent initiatives.  On December 3, 2014, we entered into a Supplemental Agreement with the DoD whereby the DoD exercised the remaining two one-month extension options under the current (second) Surplus Contract.  Under this Agreement, we will continue to provide services to the DoD through February 13, 2015.

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, we assumed the rights and obligations of Jacobs Trading Company under Seller’s Master Merchandise Salvage Contract (the “Wal-Mart Agreement”) dated May 13, 2011.  On December 1, 2014, Wal-Mart provided us written notice (the “Termination Notice”) terminating the Wal-Mart Agreement effective December 8, 2014.  The Termination Notice alleged that we failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. We disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart.  As a result of negotiations with Wal-Mart, on January 22, 2015, we finalized a settlement whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart will pay $7.5 million in damages.  The amount of the settlement was recorded within accounts receivable and a reduction of inventory on the consolidated balance sheet as of December 31, 2014, as the settlement compensated the Company for the overpayment of inventory from Wal-Mart.  The termination of the Wal-Mart Agreement did not result in our being unable to meet our financial guidance for the first fiscal quarter ending December 31, 2014.

To capitalize on our market leadership, we will be relaunching the Liquidity Services brand in the commercial market during the second quarter of fiscal year 2015 to communicate a single brand message that explains our superior reach and unmatched expertise. Positioning Liquidity Services as a single global enterprise with a wide range of services relevant to all of the verticals we serve will benefit our sales organization over time.

We continue to execute our Liquidity One transformation initiative.  Liquidity One is a change management program to develop an integrated global business with a single set of best practices and processes.  Last year, we built cross-site functionality to enable buyers to access offered assets from their home, LSI marketplaces, via cross-site search results and on bartering tools. We have identified all the differences between our marketplaces and will be addressing those differences by defining and deploying a unified technology platform to support all LSI marketplaces, which will maximize return on technology and product development spend and share platform enhancements with all Liquidity Services clients and buyers.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 14.3% of our total revenue for the three months ended December 31, 2014. The merchandise sold under our profit-sharing model accounted for approximately 7.3% of our gross merchandise volume, or GMV, for the three months ended December 31, 2014.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 21.6% of our total revenue for the three months ended December 31, 2014. The merchandise sold under our consignment model accounted for approximately 59.6% of our GMV for the three months ended December 31, 2014.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 64.1% of our total revenue for the three months ended December 31, 2014. The merchandise sold under our purchase model accounted for approximately 33.1% of our GMV for the three months ended December 31, 2014.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

Industry trends.  We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) in the near term the decrease in the volume, innovation, and price of consumer electronic products, resulting in lower supply from our retail clients and lower per unit prices and margins in our retail goods marketplace, although in the long term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled by both online and offline retailers; (4) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; and (6) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical.

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                                          Surplus Contract.  In June 2001, we were awarded the first Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the second Contract on December 18, 2008. The second Surplus Contract was to expire in February 2014. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. On December 3, 2014, the DoD exercised the two one-month renewal option periods.  The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s original acquisition value (OAV). The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client.

Revenue from our second Surplus Contract (including buyer premiums) accounted for approximately 26.0% of our total revenue for the three months ended December 31, 2014. The property sold under our second Surplus Contract accounted for approximately 13.3% of our GMV for the three months ended December 31, 2014.

Under the second Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services’ original acquisition value. The DoD has broad discretion to determine what property will be made available for sale to us under the second Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.  The Surplus property flow from the DoD continues to be higher than historical levels. The mix of property has shifted to lower value smaller unit items, requiring us to rent more space, increase the number of shifts in our distribution centers, and increase our staff.  During the three months ended December 31, 2014, our inventory acquired under the second Surplus Contract has decreased as we continue to process and sell the surge of property provided by the DoD.

•                                          Scrap Contract.   In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. Following the DoD’s exercise of all three renewal options, the Scrap Contact expires in June 2015.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 14.3% of our total revenue for the three ended December 31, 2014. The property sold under our Scrap Contract accounted for approximately 7.3% of our GMV for the three months ended December 31, 2014.

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

Our Wal-Mart Contracts.  We have various contracts with Wal-Mart Stores, Inc., pursuant to which we have the exclusive right to purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice.  As a result of the Jacobs Trading acquisition, we also had a long-term contract with Wal-Mart that does not provide for termination for convenience.  The term of this agreement expires on May 16, 2016 and thereafter continues on a month to month basis. On December 1, 2014, Wal-Mart provided us written notice (the “Termination Notice”) terminating the Wal-Mart Agreement effective December 8, 2014.  The Termination Notice alleged that we failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. We disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart. As a result of negotiations with Wal-Mart, on January 22, 2015, we finalized a settlement whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart will pay $7.5M in damages.  The amount of the settlement was recorded within accounts receivable and a reduction of inventory on the consolidated balance sheet as of December 31, 2014, as the settlement compensated us for the overpayment of inventory from Wal-Mart.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2014 and December 31, 2013 totaled $245.3 million and $234.4 million, respectively.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2014 and September 30, 2014, we had approximately 2,646,000 and 2,615,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2014 and December 31, 2013, approximately 631,000 and 603,000 total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2014 and December 31, 2013, we completed approximately 146,000 and 129,000 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest expense and other (income) expense, net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, and goodwill and long-lived asset impairment.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2014	2013
	(In thousands)
	(Unaudited)
Net (loss) income	$(64,116)	$7,093
Interest and other expense, net	38	21
(Benefit) provision for income taxes	(20,918)	4,729
Amortization of contract intangibles	1,211	2,407
Depreciation and amortization	1,992	2,004

EBITDA	(81,793)	16,254
Stock compensation expense	2,602	3,659
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	96,238	95

Adjusted EBITDA	$17,047	$20,008

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

The amount of our revenue that was generated outside of the U.S. for the three months ended December 31, 2014 and 2013 was 15.5% and 11.1%, respectively.

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

We test our goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate, a loss of significant customers, or a significant decline in stock price. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit.  If our evaluation indicates a likelihood of goodwill impairment, we apply a two-step fair value-based test to assess goodwill for impairment of our two reporting units. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

We perform the annual goodwill impairment assessment as of the end of the fiscal year.  The last impairment assessment was performed as of September 30, 2014 and the results of that assessment indicated that goodwill was not impaired.  During the three months ended December 31, 2014, we identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014 (as discussed in Notes 5 and 13), the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond.  As a result, we tested the goodwill for impairment as of December 31, 2014.  Based on the goodwill impairment analysis as of the interim testing date, the carrying values of our two reporting units exceeded their fair values.  Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair values of the assets and liabilities of the reporting units.  As a result of the step two test, we recorded a goodwill impairment charge of $85.1 million during the first quarter of 2015.

Determining the fair value of a reporting unit requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital, exit multiples, and the amount and timing of expected future cash flows.  The judgments used in determining the fair value of our reporting units are based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy.  The cash flows employed in the discounted cash flow (“DCF”) analysis are based on the most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period.  Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit.    Various factors, including the failure to successfully implement our business plan for any of our reporting units, as well as other factors beyond our control, could have a negative effect on the fair value of such reporting unit, and increase the risk of further impairments of goodwill in the future.

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $122.6 million at December 31, 2014. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Amortization of contract intangibles.  Amortization of contract intangibles expense consists of the amortization of our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011, and the NESA transaction on November 1, 2012. The intangible asset created in conjunction with the acquisition of Jacobs Trading was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. The amortization period was correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods.  Upon the early termination of the Wal-Mart contract in December 2014, we expensed the remaining amount of unamortized expense of approximately $10.3 million during the three months ended December 2014. The vendor contract intangible asset created in conjunction with the NESA acquisition was valued at $3.9 million and was being amortized over 20 months, on a straight-line basis.  The amortization period was correlated to the base term of the contract, from the acquisition date, exclusive of renewal periods.

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

Interest expense and other expense, net.  Interest expense and other expense, net consists primarily of other expense related our credit facility.

Income taxes.  During fiscal years 2013 and 2014, we had an effective income tax rate of approximately 40.0% and 39.3%, respectively, which included federal, state and foreign income taxes. We estimate that our fiscal 2015 effective income tax rate will be approximately 24.6% as a result of the tax benefit generated from the goodwill and long-lived asset impairment.  We expect our future years’ tax rates to be between 38% and 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2014	2013
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	43.4	39.1
Profit-sharing distributions	7.6	8.3
Technology and operations	21.5	21.0
Sales and marketing	8.3	8.1
General and administrative	7.6	10.1
Amortization of contract intangibles	1.0	2.0
Depreciation and amortization	1.6	1.6
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	76.9	0.1

Total costs and expenses	167.9	90.3

(Loss) Income from operations	(67.9)	9.7
Interest expense and other expense, net	0.0	0.0

(Loss) income from operations before provision for income taxes	(67.9)	9.7
(Benefit) provision for income taxes	(16.7)	3.9

(Loss) income from operations	(51.2)%	5.8%

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Revenue.  Revenue increased $3.2 million, or 2.6%, to $125.1 million for the three months ended December 31, 2014 from $121.9 million for the three months ended December 31, 2013, primarily due to (1) a 45.3% increase, or $5.9 million, in our commercial capital asset marketplaces primarily in the energy and manufacturing verticals; and (2) a 20.7% increase, or $1.0 million, in our state and local government (GovDeals) marketplace.  These increases were offset in part by a 7.8% decrease, or $3.7 million, in our retail commercial marketplaces primarily as a result of the termination of the Wal-Mart Agreement. The amount of gross merchandise volume increased $10.9 million, or 4.6%, to $245.3 million for the three months ended December 31, 2014 from $234.4 million for the three months ended December 31, 2013, primarily due to (1) a 35.9% increase, or $22.0 million in our commercial capital assets marketplaces; and (2) an 18.5% increase, or $7.1 million, in our GovDeals marketplace.  These increases were offset in part by a 22.6% decrease, or $19.3 million, in our retail commercial marketplaces, as described above.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) increased $6.6 million, or 13.8%, to $54.3 million for the three months ended December 31, 2014 from $47.7 million for the three months ended December 31, 2013.  As a percentage of revenue, cost of goods sold (excluding amortization) increased to 43.4% from 39.1%.  These increases were primarily due to growth in the number of clients utilizing the purchase model.

Profit-sharing distributions.  Profit-sharing distributions decreased $0.5 million, or 5.3%, to $9.6 million for the three months ended December 31, 2014 from $10.1 million for the three months ended December 31, 2013. As a percentage of revenue, profit-sharing distributions decreased to 7.6% from 8.3%. These decreases are primarily due to a slight decrease in property flow from the DoD in our scrap business.

Technology and operations expenses.  Technology and operations expenses increased $1.3 million, or 4.9%, to $26.9 million for the three months ended December 31, 2014 from $25.6 million for the three months ended December 31, 2013.  As a percentage of revenue, technology and operations expenses increased to 21.5% from 21.0%. These increases are primarily due to expenses of $1.6 million for additional warehouse space due to the high levels of inventory, offset in part by a $0.3 million decrease in staff and temporary wages as a result of our recent business realignment.

Sales and marketing expenses.  Sales and marketing expenses increased $0.6 million, or 5.6%, to $10.4 million for the three months ended December 31, 2014 from $9.8 million for the three months ended December 31, 2013. As a percentage of revenue, sales and marketing expenses increased to 8.3% from 8.1%. These increases are primarily due to expenses of $0.6 million in marketing activities related to our re-branding initiative.

General and administrative expenses.  General and administrative expenses decreased $2.6 million, or 21.1%, to $9.5 million for the three months ended December 31, 2014 from $12.3 million for the three months ended December 31, 2013. As a percentage of revenue, general and administrative expenses decreased to 7.6% from 10.1%. These decreases are primarily due (1) a $1.4 million decrease in performance based compensation and staff wages as a result of our business realignment initiative; and (2) a $1.3 million decrease in our overhead expenses due to streamlining our GoIndustry global operations and lowering our external general and administrative expenses.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. Amortization of contract intangibles for the three months ended December 31, 2014 and December 31, 2013 was $1.2 million and $1.8 million, respectively. This decrease was primarily due to the write-off of the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Depreciation and amortization expenses.  Depreciation and amortization expenses were consistent at $2.0 million for the three months ended December 31, 2014 and 2013.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.  Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets increased $96.1 million, or 96,100% to $96.2 million for the three months ended December 31, 2014 from $0.1 million for the three months ended December 31, 2013, due to the write-downs of impaired goodwill and the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Interest expense and other expense, net.  Interest expense and other expense, net was consistent at $0.0 million for the three months ended December 31, 2014 and 2013.

(Benefit) provision for income tax expense.  Income tax expense decreased $25.6 million, or 544.7%, to $20.9 million income tax benefit for the three months ended December 31, 2014 from $4.7 million income tax expense for the three months ended December 31, 2013, primarily due to the write-down of impaired goodwill and long-lived assets.

Net (loss) income.  Net income decreased $71.2 million, or 1,002.8%, to $64.1 million net loss for the three months ended December 31, 2014 from $7.1 million net income for the three months ended December 31, 2013, as a result of the write-down of impaired goodwill and long-lived assets.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2014, we had approximately $74.3 million in cash and cash equivalents and $67.2 million available under our $75.0 million senior credit facility, due to issued letters of credit for $7.8 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract.

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $2.2 million as of December 31, 2014.  As of December 31, 2014 and September 30, 2014, approximately $14.4 million and $9.3 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

Our Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. The Company did not repurchase any shares during the three months ended December 31, 2014 or 2013.  As of December 31, 2014, there was approximately $5.1 million that may yet be expended to repurchase shares under the program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Net cash provided by operating activities was $13.1 million for the three months ended December 31, 2014 and $4.9 million for the three months ended December 31, 2013. For the three months ended December 31, 2014, net cash provided by operating activities primarily consisted of a net loss of $64.1 million, depreciation and amortization expense of $3.2 million, stock compensation expense of $2.6 million, impairment of goodwill and long-lived assets of $96.2 million, inventory decrease of $.8.1 million, a net decrease in accounts receivable and prepaid assets of $2.3 million, a net decrease in accounts payable, accrued expenses and other liabilities of $13.0 million, provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $0.1 million, net, and deferred tax benefit of $22.1 million as a result of the impairment of goodwill and long-lived assets.  For the three months ended December 31, 2013, net cash provided by operating activities primarily consisted of net income of $7.1 million, depreciation and amortization expense of $4.4 million, stock compensation expense of $3.7 million, and a net increase in accounts payable, accrued expenses and other liabilities of $0.4 million, offset in part by a net increase in accounts receivable, inventory ($6.8 million of the total increase resulting from seasonality and growth in our retail vertical) and prepaid assets of $8.1 million and provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $2.6 million, net.

Net cash used in investing activities was $1.6 million for the three months ended December 31, 2014 and $2.7 million for the three months ended December 31, 2013.  Net cash used in investing activities for the three months ended December 31, 2014 consisted primarily of capital expenditures of $1.6 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the three months ended December 31, 2013 consisted primarily of capital expenditures of $2.7 million for purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $0.2 million for the three months ended December 31, 2014 and $3.4 million for the three months ended December 31, 2013.  Net cash provided by financing activities for the three months ended December 31, 2014 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $0.2 million. Net cash provided by financing activities for the three months ended December 31, 2013 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $3.4 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $8.0 million to $9.0 million in the fiscal year ending September 30, 2015. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2014 were $1.6 million. As of December 31, 2014, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2015. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of December 31, 2014, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $67.2 million due to issued letters of credit for $7.8 million; $1.0 million of our availability under this facility is set aside as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2014, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of December 31, 2014, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 15.5% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of December 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against us and our chief executive officer, chief financial officer, and chief accounting officer, on behalf of shareholders who purchased the Company’s common stock between February 1, 2012 and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting our growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating our share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  Plaintiffs filed an amended complaint on December 15, 2014 which alleges substantially similar claims but does not name the chief accounting officer as a defendant.   We believe the allegations are without merit and intend to move to dismiss the amended complaint.  We cannot estimate a range of the potential liability, if any, at this time.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. There are no claims or actions pending or threatened against us that, if adversely determined, would, in our judgment, have a material adverse effect on us.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2014, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We depend on contracts with the United States Department of Defense for a significant portion of our revenue, and if our relationships with these customers are disrupted, we would experience a significant decrease in revenue and income.

We have two material contracts with the DLA Disposition Services under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts is significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 27.2%, 27.7%, and 26.8% of our revenue and 15.5%, 15.0%, and 14.4% of our GMV for the fiscal years ended September 30, 2012, 2013 and 2014, respectively. The Scrap Contract accounted for 16.1%, 13.5%, and 14.4% of our revenue and 8.9%, 7.0%, and 7.7% of our GMV in fiscal year 2012, 2013 and 2014, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The second Surplus Contract has a three-year base term that expired in February 2012, subject to the DoD’s right to extend for two additional one-year terms. The DoD has exercised both extension options. The DoD awarded the Company a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. The Scrap Contract has a seven-year base term that expired in June 2012, subject to the DoD’s right to extend for three additional one-year terms. The DoD has exercised its right to extend the performance period of the Scrap Contract to June 2015. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire. Under the current (second) Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services’ original acquisition value (“OAV”). The DoD has broad discretion to determine what property will be made available for sale to us under the next (third) Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD. The DoD has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client. The price that we will pay for inventory under the new non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2015 and beyond. Additionally, we expect to cease the sale of DoD rolling stock under the new contract, which has historically accounted for approximately 30-35% of the overall revenue for the current DoD Surplus contract, resulting in lower revenue in future periods. We will continue to operate our current DoD surplus contract to sell all useable surplus assets of the DoD, including non-rolling stock assets for the base term ending December 2014, with two additional one-month renewal options.  The DoD has exercised both one-month renewal options.

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

Item 2. Purchases of Equity Securities by the Issuer.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 to October 31, 2014	—	—	—	$5,127,000
November 1 to November 30, 2014	—	—	—	$5,127,000
December 1 to December 31, 2014	—	—	—	$5,127,000
Total	—	—	—	$5,127,000

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 6, 2015.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer

By:	/s/ Kathryn A. Domino
Kathryn A. Domino
Chief Accounting Officer