Form 10-Q
period 2015-06-30
LIQUIDITY SERVICES INC
filed 2015-08-07
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 4, 2015 was 30,026,223.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets

(Dollars in Thousands)

	June 30,	September 30,
	2015	2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,188	$62,598
Accounts receivable, net of allowance for doubtful accounts of $2,396 and $1,042 at June 30, 2015 and September 30, 2014, respectively	10,041	21,688
Inventory	40,672	78,478
Prepaid and deferred taxes	21,126	16,777
Prepaid expenses and other current assets	5,320	5,156
Total current assets	173,347	184,697
Property and equipment, net	13,021	12,283
Intangible assets, net	3,365	17,099
Goodwill	122,361	209,656
Deferred long-term tax assets	28,305	6,160
Other assets	2,397	1,823
Total assets	$342,796	$431,718
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$17,117	$15,994
Accrued expenses and other current liabilities	23,763	44,484
Profit-sharing distributions payable	2,686	4,740
Customer payables	30,683	41,544
Total current liabilities	74,249	106,762
Deferred taxes and other long-term liabilities	6,749	7,973
Total liabilities	80,998	114,735
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,011,121 shares issued and outstanding at June 30, 2015; 29,668,150 shares issued and outstanding at September 30, 2014	29	28
Additional paid-in capital	213,479	204,704
Accumulated other comprehensive loss	(6,292)	(3,451)
Retained earnings	54,582	115,702
Total stockholders’ equity	261,798	316,983
Total liabilities and stockholders’ equity	$342,796	$431,718

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Revenue	$70,060	$100,307	$251,509	$296,697
Fee revenue	19,686	26,658	66,323	80,545
Total revenue	89,746	126,965	317,832	377,242

Costs and expenses:
Cost of goods sold (excluding amortization)	35,838	54,537	132,814	156,520
Profit-sharing distributions	6,355	8,254	23,505	26,683
Technology and operations	24,784	27,420	76,409	82,111
Sales and marketing	10,255	10,661	31,438	30,951
General and administrative	10,476	11,793	31,378	36,535
Amortization of contract intangibles	—	2,349	1,211	7,028
Depreciation and amortization	2,044	1,927	6,030	5,904
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	(18,564)	96,238	(18,384)

Total costs and expenses	89,752	98,377	399,023	327,348

(Loss) income from operations	(6)	28,588	(81,191)	49,894
Interest and other expense, net	(8)	(197)	(85)	(297)

(Loss) income before benefit (provision) for income taxes	(14)	28,391	(81,276)	49,597
Benefit (provision) for income taxes	1,629	(10,018)	20,156	(18,500)

Net income (loss)	$1,615	$18,373	$(61,120)	$31,097
Basic earnings (loss) per common share	$0.05	$0.59	$(2.04)	$0.98
Diluted earnings (loss) per common share	$0.05	$0.59	$(2.04)	$0.98

Basic weighted average shares outstanding	30,011,121	30,937,394	29,975,239	31,770,490
Diluted weighted average shares outstanding	30,011,121	30,937,394	29,975,239	31,893,512

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended June30,		Nine Months Ended June 30,
	2015	2014	2015	2014

Net income (loss)	$1,615	$18,373	$(61,120)	$31,097
Other comprehensive income (loss):
Foreign currency translation	272	2,238	(2,841)	76
Other comprehensive income (loss), net of taxes	272	2,238	(2,841)	76
Comprehensive income (loss)	$1,887	$20,611	$(63,961)	$31,173

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity

(In Thousands Except Share Data)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2014	29,668,150	$28	$204,704	$(3,451)	$115,702	$316,983
Exercise of common stock options and vesting of restricted stock	342,971	1	106	—	—	107
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	8,669	—	—	8,669
Net loss	—	—	—	—	(61,120)	(61,120)
Foreign currency translation	—	—	—	(2,841)	—	(2,841)
Balance at June 30, 2015	30,011,121	$29	$213,479	$(6,292)	$54,582	$261,798

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows

(In Thousands)

	Nine Months Ended June 30,
	2015	2014
Operating activities
Net (loss) income	$(61,120)	$31,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,241	12,932
Gain on earn out liability	—	(18,390)
Stock compensation expense	8,911	9,517
(Benefit) provision for inventory allowance	(4,682)	222
Provision for doubtful accounts	1,354	144
Deferred tax benefit	(22,145)	—
Impairment of goodwill and long-lived assets	96,238	—
Incremental tax loss (benefit) from exercise of common stock options	31	(3,556)
Changes in operating assets and liabilities:
Accounts receivable	10,293	(401)
Inventory	42,488	(40,350)
Prepaid and deferred taxes	(4,380)	(1,698)
Prepaid expenses and other assets	(738)	1,418
Accounts payable	1,123	(774)
Accrued expenses and other	(20,773)	15,634
Profit-sharing distributions payable	(2,054)	(683)
Customer payables	(10,861)	2,217
Other liabilities	(1,381)	(2,234)
Net cash provided by operating activities	39,545	5,095
Investing activities
Increase in intangibles	(12)	(39)
Purchases of property and equipment	(5,371)	(6,494)
Net cash used in investing activities	(5,383)	(6,533)
Financing activities
Repurchases of common stock	—	(44,873)
Proceeds from exercise of common stock options (net of tax)	107	4,006
Incremental tax loss (benefit) from exercise of common stock options	(31)	3,556
Net cash provided by (used in) financing activities	76	(37,311)
Effect of exchange rate differences on cash and cash equivalents	(648)	588

Net increase in cash and cash equivalents	33,590	(38,161)
Cash and cash equivalents at beginning of period	62,598	95,109
Cash and cash equivalents at end of period	$96,188	$56,948
Supplemental disclosure of cash flow information
Cash paid for income taxes	$6,369	$16,650

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.                                      Organization

Liquidity Services, Inc. and subsidiaries (LS or the Company) operates leading auction marketplaces for surplus and salvage assets. LS enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LS enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LS organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. LS has one reportable segment consisting of operating auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2015 or any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements.  In July 2015, the FASB delayed the effective date of the new standard such that the new standard will be effective for the Company beginning on October 1, 2018, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the consolidated financial statements and related disclosures.  As a result, the Company’s evaluation of the effect of the new standard will likely extend over several future periods.

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

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 2,440,475 and 1,901,976 unvested restricted shares outstanding at June 30, 2015 and 2014, respectively, which were issued at prices ranging from $7.48 to $52.55, of which 1,870,472 and 1,870,472, and 401,753 and 254,855 shares have been excluded in the calculation of diluted income per share for the three and nine months ended June 30, 2015 and 2014, respectively, due to the difference between the issuance price and the average market price for the reporting period.  The Company has also excluded the following stock options in its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)                   for the three months ended June 30, 2015, 1,270,590 options;

(b)                   for the nine months ended June 30, 2015, 1,270,590 options;

(c)                    for the three months ended June 30, 2014, 754,994 options; and

(d)                   for the nine months ended June 30, 2014, 574,477 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	30,011,121	30,937,394	29,975,239	31,770,490
Treasury stock effect of options and restricted stock	—	—	—	123,022

Diluted weighted average common shares outstanding	30,011,121	30,937,394	29,975,239	31,893,512

Net income (loss)	$1,615	$18,373	$(61,120)	$31,097
Basic earnings (loss) per common share	$0.05	$0.59	$(2.04)	$0.98
Diluted earnings (loss) per common share	$0.05	$0.59	$(2.04)	$0.98

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

2.                                      Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option awards and stock appreciation rights is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

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

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The Department of Defense (DoD) has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. The DoD has exercised both renewal options.  In February 2015, the DoD awarded the Company with a second follow-on contract to extend the terms of the Surplus Contract for a base term of six months with three 30-day renewal option periods. The DoD has exercised all three 30-day renewal option periods. Under the current (second) Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the DoD at a fixed percentage equal to 1.8% of the DoD’s original acquisition value (OAV). The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of approximately $393,000 and $19,545,000 for inventory as of June 30, 2015 and September 30, 2014, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

As a result of the current (second) Surplus Contract, the Company remarkets all DoD surplus turned into the DLA Disposition Services, excluding rolling stock, available for sale within the United States, Puerto Rico, and Guam.

The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract; with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, the Company withdrew from the live auction bidding for this contract. Bidding reached a level that the Company determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service the Company has historically provided the agency client.  The price the Company will pay for inventory under the new non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2016 and beyond. Additionally, the Company has ceased the sale of DoD rolling stock under the current Surplus Contract, which has historically accounted for approximately 30-35% of the overall revenue for the current (second) DoD Surplus Contract, resulting in lower revenue in current and future periods. The Company continues to operate the current (second) DoD Surplus Contract to sell all useable surplus assets of the DoD through November 14, 2015.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts (continued)

The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options.  The DoD has exercised all three renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows the Company to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the 12 months ended June 30, 2015, of approximately $1,123,000, which was paid in the quarter ended June 30, 2015.  Following the expiration of the Scrap Contract, on June 8, 2015, the DoD notified the Company that it was extending the performance period relating to the Scrap Contract by nine months with three three-month additional renewal option periods commencing on June 9, 2015.  Modifications were made to the principal terms of the Scrap Contract including that:  (i) contract pricing will be adjusted to reflect a 65% profit sharing distribution to the DLA Disposition Services; (ii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; provided, that no such termination shall be effective sooner than February 8, 2016; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contact by certain commodity categories with a 60-day notification required; provided that no such termination shall be effective sooner than October 8, 2015.  For the three and nine months ended June 30, 2015 and 2014 profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $6,354,000 and $23,505,000 and $8,255,000 and $26,683,000, respectively, including accrued amounts, as of June 30, 2015 and 2014, of $2,682,000 and $3,632,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through June 30, 2015.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2014	$209,656
Translation adjustments	(2,224)
Impairment of goodwill	(85,071)
Balance at June 30, 2015	$122,361

Impairment of Goodwill

The Company performs its annual goodwill impairment assessment as of the end of the fiscal year.  The last annual impairment assessment was performed as of September 30, 2014 and the results of that assessment indicated that goodwill was not impaired.  During the three months ended December 31, 2014, the Company identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014 (as discussed in Notes 5 and 14), the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond.  As a result, we tested the goodwill for impairment as of December 31, 2014.  Based on the goodwill impairment analysis as of the interim testing date, the carrying values of the Company’s two reporting units exceeded their fair values.  Accordingly, step two of the goodwill impairment test was performed.  Step two of the goodwill impairment assessment measures the amount of impairment by comparing the book value of goodwill to its implied fair value. If the implied fair value of goodwill is more than its book value, no impairment loss exists.  If the implied fair value of goodwill is less than its book value, an impairment loss is recorded to adjust the book value of goodwill to its fair value. As a result of the step two test, the Company recorded a goodwill impairment charge of $85.1 million during the first quarter of fiscal 2015.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Intangible Assets

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under Seller’s Master Merchandise Salvage Contract (the “Wal-Mart Agreement”) dated May 13, 2011.  On December 1, 2014, Wal-Mart provided the Company with written notice terminating the Wal-Mart Agreement effective December 8, 2014.  As a result of the termination of the Wal-Mart Agreement, the Company concluded that the intangible asset related to the Wal-Mart Agreement was impaired and reduced the remaining unamortized contract intangible asset of $10.3 million to zero during the three months ended December 31, 2014.  This impairment charge is recorded in Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets in the statements of operations. Intangible assets at June 30, 2015 and September 30, 2014 consisted of the following:

		June 30, 2015			September 30, 2014
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	2 – 5	$—	$—	$—	$33,300	$(21,796)	$11,504
Brand and technology	3 - 5	5,750	(3,639)	2,111	5,947	(2,852)	3,095
Covenants not to compete	3 - 5	3,100	(2,208)	892	4,330	(2,245)	2,085
Patent and trademarks	3 - 10	666	(304)	362	672	(257)	415
Total intangible assets, net				$3,365			$17,099

Future expected amortization of intangible assets at June 30, 2015 was as follows:

Years ending September 30,	Future Amortization
(in thousands)
2015 (remaining three months)	$207
2016	1,016
2017	1,150
2018	852
2019 and after	140
Total	$3,365

6.                                      Debt

Senior Credit Facility

In 2010, the Company entered into a senior credit facility (the Agreement) with a bank, which, as amended, provides for borrowings up to $75.0 million, as amended.  On May 1, 2015, the Company amended this credit facility extending the term to May 31, 2018. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.436% at June 30, 2015) due monthly.  As of September 30, 2014 and June 30, 2015, the Company had no outstanding borrowings under the Agreement, and the Company’s borrowing availability was $64.9 million and $65.9 million, respectively, due to issued letters of credit for $10.1 million and $9.1 million, respectively.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of June 30, 2015, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company estimates that its fiscal year 2015 tax rate will be approximately 24.8%.   The effective rate is significantly lower than historical rates due to permanent book to tax differences related to impairment of goodwill with no tax basis.  Impairment of goodwill with tax basis resulted in the recognition of a deferred tax asset of $22.1 million during the first quarter of fiscal year 2015.

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

8.                                      Stockholders’ Equity

Share Repurchase Program

Since 2008, the Company’s Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. The Company did not repurchase any shares during the three and nine months ended June 30, 2015 and during the three and nine months ended June 30, 2014, the Company repurchased approximately 129,000 and 2,963,000 shares, respectively.  As of June 30, 2015, there was approximately $5.1 million that may yet be expended to repurchase shares under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended in February 2009, 10,000,000 shares of common stock were available for issuance.  At September 30, 2013, there were 1,819,050 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  During fiscal year 2014, the Company granted options to purchase 437,755 shares to employees and directors with exercise prices between $21.53 and $31.37, and options to purchase 181,094 shares were forfeited. During fiscal year 2014, the Company granted 1,040,748 restricted shares to employees and directors at prices ranging from $13.11 to $38.09, and 250,586 restricted shares were forfeited. At September 30, 2014, there were 772,227 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  In February 2015, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Plan which provided for an increase of 3,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan and established a fungible share pool so that grants of awards other than options or stock appreciation rights after January 9, 2015, would be counted as 1.5 shares from the reserve. During the nine months ended June 30, 2015, the Company issued 310,177 options to employees and directors at prices ranging from $9.35 to $10.41, and options to purchase 185,225 shares were forfeited. During the nine months ended June 30, 2015, the Company issued 1,097,206 restricted shares to employees and directors at prices ranging from $9.35 to $12.57, and 226,456 restricted shares were forfeited. At June 30, 2015, there were 2,288,798 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the nine months ended June 30, 2015, the Company issued 737,972 cash-settled stock appreciation rights, at the price of $9.35, and 6,360 cash-settled stock appreciation rights were forfeited. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

8.                                      Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2014, the three months ended December 31, 2014, March 31, 2015, and June 30, 2015 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2013	1,592,406	$16.46
Options granted	437,755	22.41
Options exercised	(383,160)	10.83
Options canceled	(181,094)	18.14
Options outstanding at September 30, 2014	1,465,907	19.50
Options granted	—	—
Options exercised	(11,043)	6.41
Options canceled	(30,829)	20.85
Options outstanding at December 31, 2014	1,424,035	19.58
Options granted	77,203	9.84
Options exercised	(3,826)	9.05
Options canceled	(104,305)	13.72
Options outstanding at March 31, 2015	1,393,107	19.50
Options granted	232,974	9.95
Options exercised	—	—
Options canceled	(50,091)	16.26
Options outstanding at June 30, 2015	1,575,990	18.19
Options exercisable at June 30, 2015	933,375	18.03

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at June 30, 2015 is approximately $232,000 and 6.23 and $192,000 and 4.41, respectively, based on a stock price of $9.63 on June 30, 2015.  Over the last three years, volatility rates have ranged from 50.90% - 77.92%, a dividend rate of 0%, risk free interest rates have ranged from 0.12% - 1.38%, and expected forfeiture rates have ranged from 19.00% - 22.80%.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

8.                                      Stockholders’ Equity (Continued)

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2014, the three months ended December 31, 2014, March 31, 2015, and June 30, 2015 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2013	1,543,869	$28.89
Restricted shares granted	1,040,748	18.78
Restricted shares vested	(436,204)	24.72
Restricted shares canceled	(250,586)	23.87
Unvested restricted shares at September 30, 2014	1,897,827	24.96
Restricted shares granted	111,300	12.57
Restricted shares vested	(275,562)	26.39
Restricted shares canceled	(61,171)	25.23
Unvested restricted shares at December 31, 2014	1,672,394	23.89
Restricted shares granted	30,894	9.84
Restricted shares vested	(36,001)	27.78
Restricted shares canceled	(111,040)	25.45
Unvested restricted shares at March 31, 2015	1,556,247	23.41
Restricted shares granted	955,012	9.82
Restricted shares vested	(16,539)	44.04
Restricted shares canceled	(54,245)	19.69
Unvested restricted shares at June 30, 2015	2,440,475	18.04

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at June 30, 2015 is approximately $23,502,000 and 8.74, respectively, based on a stock price of $9.63 on June 30, 2015.

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

As of June 30, 2015 and September 30, 2014, the Company had no Level 1 or Level 2 assets or liabilities that were recorded at fair value on a recurring basis. As of June 30, 2015 and September 30, 2014, the Company’s liability for contingent consideration related to the acquisition of assets and liabilities of National Electronic Service Association (“NESA”) of zero is the only liability measured at fair value on a recurring basis and is classified as Level 3 within the fair value hierarchy.  Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing.  EBITDA growth used in the calculation is capped at 20% of prior period.  The Company’s estimate for the total payout ranges from zero to a maximum $37.7 million.  The Company’s estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million.  Based upon revised projections and as a result of unfavorable developments in the business, the Company determined that the fair value of the earn-out as of June 30, 2014 was zero and reversed the liability of $18.6 million.  The Company continues to believe that the fair value of the earn-out is zero as of June 30, 2015.  The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2014 and the nine months ended June 30, 2015 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2013	$18,390
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	(18,390)
Balance at September 30, 2014	—
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	—
Balance at June 30, 2015	$—

When valuing its Level 3 liabilities, the Company gives consideration to operating results, financial condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected earn-out payment. The valuation procedures are primarily based on management’s projection of EBITDA for the acquired businesses and the application of a discount to the expected earn out payments to estimate fair value. Discount rates range from 2.0% to 6.0% and are based on the Company’s cost of borrowing. Changes in the discount rate are not expected to have a material impact on the fair value of these liabilities. Because of the inherent uncertainty, this estimated value may differ significantly from the value that would have been used had a ready market for the liability existed, and it is reasonably possible that the difference could be material. Changes in fair value of the Company’s Level 3 liabilities are recorded in Acquisition Costs in the Consolidated Statements of Operations.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.                               Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the three and nine months ended June 30, 2015 and 2014, included the following components:

Qualified Defined Benefit Pension Plan

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Service cost	—	—	—	—
Interest cost	$238	$290	$731	$856
Expected return on plan assets	(298)	(347)	(895)	(1,005)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	—
Amortization of transitional obligation/(asset)	—	—	—	—
Total net periodic benefit cost	$(60)	$(57)	$(164)	$(149)

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

The table below sets forth the significant components and activity in the business realignment initiatives for the nine months ended June 30, 2015.

	Liability Balance at September 30, 2014	Business Realignment Expenses	Cash Payments	Liability Balance at June 30, 2015
	(in thousands)
Employee severance and benefit costs	$1,780	$(14)	$(1,066)	$700
Total	$1,780	$(14)	$(1,066)	$700

Substantially all of the benefits are expected to be paid during fiscal year 2015.  The business realignment expenses are recorded in costs and expenses from operations in the statement of operations, and in accrued expenses and other current liabilities on the balance sheet as of September 30, 2014 and June 30, 2015.

13.                               Legal Proceedings

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of shareholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant.   The Company believes the allegations are without merit and on March 2, 2015, moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity.  That motion was fully submitted as of June 1, 2015, and is awaiting a decision by the Court. The Company cannot estimate a range of potential liability, if any, at this time.

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended June 30, 2015, the number of registered buyers grew from approximately 2,572,000 to approximately 2,805,000, or 9.1%.

Recent initiatives.  In July, the Defense Logistics Agency Disposition Services (the “DLA Disposition Services”) determined that it is in the best interest of the Government to exercise the remaining three 30-day renewal option periods under the Surplus Contract.  As a result, the Surplus Contract’s performance period has been extended through November 14, 2015.

On June 8, 2015, we were notified by the DLA Disposition Services that they were extending the performance period relating to the Scrap Contract by nine months with three three-month additional option periods, commencing June 9, 2015.  During this extended period, we will continue to serve as the sales channel for the disposition of scrap property from the U.S. Department of Defense that is approved for public sale.  Additional modifications have been made to the principal terms of the Scrap Contract including that: (i) contract pricing will be adjusted to reflect a 65% profit sharing distribution to DLA Disposition Services; (ii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; provided, that no such termination will be effective sooner than February 8, 2016; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by certain commodity categories with a 60-day notification required; provided that no such termination will be effective sooner than October 8, 2015.

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

During this quarter we continued to advance our LiquidityOne transformation (LOT) plan to build superior capabilities for our customers and sustain our leadership position in the global reverse supply chain market.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers three primary transaction models: a profit-sharing model, a consignment model and a purchase model.

•                  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting direct costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 18.0% and 15.5 % of our total revenue for the three and nine months ended June 30, 2015. The merchandise sold under our profit-sharing model accounted for approximately 8.3% and 7.8% of our gross merchandise volume, or GMV, for the three and nine months ended June 30, 2015.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 21.9% and 20.8% of our total revenue for the three and nine months ended June 30, 2015. The merchandise sold under our consignment model accounted for approximately 63.7% and 59.7% of our GMV for the three and nine months ended June 30, 2015.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 60.1% and 63.7% of our total revenue for the three and nine months ended June 30, 2015. The merchandise sold under our purchase model accounted for approximately 28.0% and 32.5% of our GMV for the three and nine months ended June 30, 2015.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•              Surplus Contract.  In June 2001, we were awarded the first Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the second Contract on December 18, 2008. The second Surplus Contract was to expire in February 2014. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. On December 3, 2014, the DoD exercised the two one-month renewal option periods.  In February 2015, the DoD awarded us a second follow-on contract to the second Surplus Contract for a base term of six months with three 30-day additional option periods.  The DoD has exercised all three 30-day renewal option periods. The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s original acquisition value (OAV). The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client.

Revenue from our second Surplus Contract (including buyer premiums) accounted for approximately 21.6% and 24.8% of our total revenue for the three and nine month periods ended June 30, 2015. The property sold under our second Surplus Contract accounted for approximately 10.0% and 12.5% of our GMV for the three and nine months ended June 30, 2015.

Under the second Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services’ original acquisition value. The DoD has broad discretion to determine what property will be made available for sale to us under the second Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.  During the three months ended June 30, 2015, our inventory acquired under the second Surplus Contract has decreased as we continue to process and sell the surge property provided by the DoD that we had acquired in prior periods.

•              Scrap Contract.   In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. Following the DoD’s exercise of all three renewal options, the Scrap Contact expired, and on June 8, 2015 we were notified by the DoD that it was extending the performance period relating to the Scrap Contract by nine months with three three-month additional option periods commencing on June 9, 2015.  Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 18.0% and 15.5% of our total revenue for the three and nine months ended June 30, 2015. The property sold under our Scrap Contract accounted for approximately 8.3% and 7.8% of our GMV for the three and nine months ended June 30, 2015.

Under the Scrap Contract, we acquire scrap property at a per pound price and disburse to the DLA Disposition Services a percentage of the profits realized from the sale of the inventory, after deduction for allowable expenses.  We refer to these disbursement payments to the DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. The DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations.  We also had a small business performance incentive based on the number of scrap buyers that are small businesses that allowed us to receive up to an additional 2% of the profit sharing distribution. On May 21, 2007, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing distribution for the Scrap Contract from 20% to 23% effective June 1, 2007, in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold.  Effective June 9, 2015, modifications were made to the principal terms of the Scrap Contract including that:  (i) contract pricing will be adjusted to reflect a 65% profit sharing distribution to the DLA Disposition Services; (ii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; provided that no such termination shall be effective sooner than February 8, 2016; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contact by certain commodity categories with a 60-day notification required; provided that no such termination shall be effective sooner than October 8, 2015.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2015 and June 30, 2014, totaled $193.6 million and $628.3 million, and $246.0 million and $707.7 million, respectively.

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

Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2015 and September 30, 2014, we had approximately 2,805,000 and 2,615,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and nine months ended June 30, 2015 and June 30, 2014, approximately 611,000 and 1,882,000, and 655,000 and 1,923,000, total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and nine months ended June 30, 2015 and June 30, 2014, we completed approximately 137,000 and 428,000, and 147,000 and 408,000 transactions, respectively.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
	(unaudited)
Net income (loss)	$1,615	$18,373	$(61,120)	$31,097
Interest and other expense, net	8	197	85	297
(Benefit) provision for income taxes	(1,629)	10,018	(20,156)	18,500
Amortization of contract intangibles	—	2,349	1,211	7,028
Depreciation and amortization	2,044	1,927	6,030	5,904

EBITDA	2,038	32,864	(73,950)	62,826
Stock compensation expense	3,499	2,950	8,911	9,517
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	(18,564)	96,238	(18,384)

Adjusted EBITDA	$5,537	$17,250	$31,199	$53,959

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

The amount of our revenue that was generated outside of the U.S. for the three and nine months ended June 30, 2015 and 2014 was 10.4% and 12.8%, and 9.3% and 10.1%, respectively.

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

We perform the annual goodwill impairment assessment as of the end of the fiscal year.  The last annual impairment assessment was performed as of September 30, 2014 and the results of that assessment indicated that goodwill was not impaired.  During the three months ended December 31, 2014, we identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014 (as discussed in Notes 4 and 14), the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond.  As a result, we tested the goodwill for impairment as of December 31, 2014.  Based on the goodwill impairment analysis as of the interim testing date, the carrying values of our two reporting units exceeded their fair values.  Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair values of the assets and liabilities of the reporting units.  As a result of the step two test, we recorded a goodwill impairment charge of $85.1 million during the first quarter of 2015.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $125.7 million at June 30, 2015. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Income taxes.  During fiscal years 2013 and 2014, we had an effective income tax rate of approximately 40.0% and 39.3%, respectively, which included federal, state and foreign income taxes. We estimate that our fiscal 2015 effective income tax rate will be approximately 24.8% as a result of the tax benefit generated from the goodwill and long-lived asset impairment.  We expect our future years’ tax rates to be between 38% and 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	39.9	43.0	41.8	41.5
Profit-sharing distributions	7.1	6.5	7.4	7.1
Technology and operations	27.6	21.6	24.0	21.8
Sales and marketing	11.4	8.4	9.9	8.2
General and administrative	11.7	9.3	9.8	9.7
Amortization of contract intangibles	—	1.8	0.4	1.8
Depreciation and amortization	2.3	1.5	1.9	1.6
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	(14.6)	30.3	(4.9)

Total costs and expenses	100.0	77.5	125.5	86.8

(Loss) income from operations	(0.0)	22.5	(25.5)	13.2
Interest and other expense, net	(0.0)	(0.1)	(0.0)	(0.1)

(Loss) income from operations before benefit (provision) for income taxes	(0.0)	22.4	(25.5)	13.1
Benefit (provision) for income taxes	1.8	(7.9)	6.3	(4.9)

Income (loss) from operations	1.8%	14.5%	(19.2)%	8.2%

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue.  Revenue decreased $37.3 million, or 29.3%, to $89.7 million for the three months ended June 30, 2015 from $127.0 million for the three months ended June 30, 2014, primarily due to (1) a 33.0% decrease, or $17.5 million, in our DoD marketplaces as we have ceased sales of rolling stock and continue to process more low value product; and (2) a 31.9% decrease, or $16.2 million, in our retail commercial marketplaces primarily as a result of the termination of the Wal-Mart Agreement.  The amount of gross merchandise volume decreased $52.4 million, or 21.3%, to $193.6 million for the three months ended June 30, 2015 from $246.0 million for the three months ended June 30, 2014, primarily due to (1) the decreases in our DoD marketplaces discussed above; (2) a 36.3% decrease, or $29.7 million, in our retail commercial marketplaces primarily as a result of the termination of the Wal-Mart Agreement; and (3) a 15.5%, or $9.3 million, decrease in our commercial capital assets marketplaces, which utilize the consignment model resulting in an immaterial effect on revenue.  These decreases were offset in part by a 10.5% increase, or $5.2 million, in our state and local government (GovDeals) marketplace due to an increase in number of sellers.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) decreased $18.7 million, or 34.3%, to $35.8 million for the three months ended June 30, 2015 from $54.5 million for the three months ended June 30, 2014.  As a percentage of revenue, cost of goods sold (excluding amortization) decreased to 39.9% from 43.0%.  These decreases are primarily due to decreases in property flow in our retail commercial marketplaces as a result of the termination of the Wal-Mart Agreement.

Profit-sharing distributions.  Profit-sharing distributions decreased $1.9 million, or 23.0%, to $6.4 million for the three months ended June 30, 2015 from $8.3 million for the three months ended June 30, 2014, primarily as a result of a decline in the Scrap Contract sales.  As a percentage of revenue, profit-sharing distributions increased to 7.1% from 6.5%, primarily as a result of the decrease in revenue as described above.

Technology and operations expenses.  Technology and operations expenses decreased $2.6 million, or 9.6%, to $24.8 million for the three months ended June 30, 2015 from $27.4 million for the three months ended June 30, 2014, primarily due to (1) a decrease in expenses of $2.4 million in staff and temporary wages, primarily as a result of our business realignment initiative; and (2) a decrease in expenses of $0.2 million in warehouse expense as our inventory balance has declined resulting in lower storage costs.  As a percentage of revenue, technology and operations expenses increased to 27.6% from 21.6%, primarily as a result of the decrease in revenue as described above.

Sales and marketing expenses.  Sales and marketing expenses decreased $0.3 million, or 3.8%, to $10.3 million for the three months ended June 30, 2015 from $10.6 million for the three months ended June 30, 2014, which is not significant. As a percentage of revenue, sales and marketing expenses increased to 11.4% from 8.4% primarily as a result of the decrease in revenue as described above.

General and administrative expenses.  General and administrative expenses decreased $1.3 million, or 11.1%, to $10.5 million for the three months ended June 30, 2015 from $11.8 million for the three months ended June 30, 2014, primarily due to our business realignment initiative.  As a percentage of revenue, general and administrative expenses increased to 11.7% from 9.3%, primarily due to the decrease in revenue as described above.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. Amortization of contract intangibles for the three months ended June 30, 2015 and June 30, 2014, was $0.0 million and $2.3 million, respectively. This decrease was primarily due to the write-off of the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.1 million, or 6.1%, to $2.0 million for the three months ended June 30, 2015 from $1.9 million for the three months ended June 30, 2014, which is not significant.  As a percentage of revenue, depreciation and amortization expenses increased to 2.3% from 1.5%, primarily due to the decrease in revenue as described above.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.  Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets decreased $18.6 million, or 100.0%, to $0.0 million for the three months ended June 30, 2015 from $18.6 million of income for the three months ended June 30, 2014, primarily as a result of the reversal of the NESA earnout liability during the three months ended June 30, 2014.

Interest and other expense, net.  Interest and other expense, net, decreased $0.2 million, or 95.9%, to $0.0 million for the three months ended June 30, 2015 from $0.2 million for the three months ended June 30, 2014, primarily due to a lower costs associated with our credit facility and a loss on fixed asset disposal during the three months ended June 30, 2014.

Benefit (provision) for income tax expense.  Income tax expense decreased $11.6 million, or 116.2%, to $1.6 million income tax benefit for the three months ended June 30, 2015 from $10.0 million income tax expense for the three months ended June 30, 2014, primarily due to a decrease in our estimated fiscal year 2015 tax rate to 24.8% as a result of the tax benefit generated from the goodwill and long-lived asset impairment charge taken during the three months ended December 31, 2014.  We expect our future years’ tax rates to be between 38% and 40%.

Net income (loss).  Net income decreased $16.8 million, or 91.2%, to $1.6 million for the three months ended June 30, 2015 from $18.4 million of income for the three months ended June 30, 2014.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Revenue.  Revenue decreased $59.4 million, or 15.7%, to $317.8 million for the nine months ended June 30, 2015 from $377.2 million for the nine months ended June 30, 2014, primarily due to (1) a 20.1% decrease, or $30.0 million, in our retail commercial marketplaces primarily as a result of the termination of the Wal-Mart Agreement; and (2) an 18.9% decrease, or $29.7 million, in our DoD marketplaces as we have ceased the sales of rolling stock and continue to process more low value product.  The amount of gross merchandise volume decreased $79.4 million, or 11.2%, to $628.3 million for the nine months ended June 30, 2015 from $707.7 million for the nine months ended June 30, 2014, primarily due to (1) a 29.5% decrease, or $73.8 million, in our retail commercial marketplaces as discussed above; and (2) an 18.9% decrease, or $29.7 million, in our DoD marketplaces as discussed above.  These decreases were offset in part by (1) a 4.8% increase, or $7.9 million, in our commercial capital assets vertical; and (2) a 14.7% increase, or $18.6 million, in our state and local government (GovDeals) marketplace due to an increase in number of sellers.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) decreased $23.7 million, or 15.1%, to $132.8 million for the nine months ended June 30, 2015 from $156.5 million for the nine months ended June 30, 2014, primarily due to decreases in property flow in our retail commercial marketplaces as a result of the termination of the Wal-Mart Agreement. As a percentage of revenue, cost of goods sold (excluding amortization) increased to 41.8% from 41.5%, which is immaterial.

Profit-sharing distributions.  Profit-sharing distributions decreased $3.2 million, or 11.9%, to $23.5 million for the nine months ended June 30, 2015 from $26.7 million for the nine months ended June 30, 2014, primarily as a result of a decline in the Scrap Contract sales.  As a percentage of revenue, profit-sharing distributions increased to 7.4% from 7.1%, which is immaterial.

Technology and operations expenses.  Technology and operations expenses decreased $5.7 million, or 6.9%, to $76.4 million for the nine months ended June 30, 2015 from $82.1 million for the nine months ended June 30, 2014, primarily due to a decrease in expenses of $5.4 million in staff and temporary wages, as a result of our business realignment initiative.  As a percentage of revenue, technology and operations expenses increased to 24.0% from 21.8%, primarily as a result of the decrease in revenue as described above.

Sales and marketing expenses.  Sales and marketing expenses increased $0.5 million, or 1.5%, to $31.4 million for the nine months ended June 30, 2015 from $30.9 million for the nine months ended June 30, 2014, which is not significant.  As a percentage of revenue, sales and marketing expenses increased to 9.9% from 8.2%, primarily as a result of the decrease in revenue as described above.

General and administrative expenses.  General and administrative expenses decreased $5.2 million, or 14.1%, to $31.4 million for the nine months ended June 30, 2015 from $36.5 million for the nine months ended June 30, 2014, primarily due to our business realignment initiative and lowering our external general and administrative expenses.  As a percentage of revenue, general and administrative expenses increased to 9.8% from 9.7%, primarily as a result of the decrease in revenue as described above.

Amortization of contract intangibles.  Amortization of contract intangibles was primarily related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. Amortization of contract intangibles for the nine months ended June 30, 2015 and June 30, 2014, was $1.2 million and $7.0 million, respectively. This decrease was primarily due to the write-off of the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.1 million, or 2.1%, to $6.0 million for the nine months ended June 30, 2015 from $5.9 million for the nine months ended June 30, 2014, which is not significant.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.  Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets increased $114.6 million, or 623.5%, to $96.2 million of expense for the nine months ended June 30, 2015 from $18.4 million of income for the nine months ending June 30, 2014, primarily due to the $96.2 million write-down of impaired goodwill and long-lived assets mostly as a result of the loss of the Wal-Mart Agreement on December 1, 2014 and a significant decline in market capitalization which was taken during the three months ended December 31, 2014, and the $18.6 million reversal of the NESA earnout liability which was taken during the three months ended June 30, 2014.

Interest and other expense, net.  Interest and other expense, net, decreased $0.2 million, or 71.4%, to $0.1 million for the nine months ended June 30, 2015 from $0.3 million for the nine months ended June 30, 2014, primarily due to lower costs associated with our credit facility and a loss on fixed asset disposal during the three months ended June 30, 2014.

Benefit (provision) for income tax expense.  Income tax expense decreased $38.7 million, or 208.9%, to a $20.2 million income tax benefit for the nine months ended June 30, 2015 from $18.5 million income tax expense for the nine months ended June 30, 2014, primarily due to a decrease in our estimated fiscal year 2015 tax rate to 24.8% as a result of the tax benefit generated from the goodwill and long-lived asset impairment charge taken during the three months ended December 31, 2014.  We expect our future years’ tax rates to be between 38% and 40%.

Net (loss) income.  Net income decreased $92.2 million, or 296.5%, to $61.1 million net loss for the nine months ended June 30, 2015 from net income of $31.1 million for the nine months ended June 30, 2014, primarily due to the write-down of impaired goodwill and long-lived assets.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2015, we had approximately $96.2 million in cash and cash equivalents and $65.9 million available under our $75.0 million senior credit facility, as amended, due to issued letters of credit for $9.1 million, including $4.5 million to the DoD under our Surplus Contract and $1.0 million as a contractual obligation under our DoD Scrap Contract.

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $11.7 million as of June 30, 2015.  As of June 30, 2015 and September 30, 2014, approximately $18.4 million and $9.3 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

Since 2008, our Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. We did not repurchase any shares during the three and nine months ended June 30, 2015, and during the three and nine months ended June 30, 2014, we repurchased approximately 2,834,000 and 2,963,000 shares, respectively.  As of June 30, 2015, there was approximately $5.1 million that may yet be expended to repurchase shares under the program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

Net cash provided by operating activities was $39.5 million for the nine months ended June 30, 2015 and $5.1 million for the nine months ended June 30, 2014.  For the nine months ended June 30, 2015, net cash provided by operating activities primarily consisted of a net loss of $61.1 million, depreciation and amortization expense of $7.2 million, stock compensation expense of $8.9 million, impairment of goodwill and long-lived assets of $96.2 million, inventory decrease of $42.5 million (related to the termination of the Wal-Mart Agreement and decreased property flows from the DoD under the Surplus Contract), and a net decrease in accounts receivable and prepaid assets of $5.2 million, offset in part by a deferred tax benefit of $22.1 million as a result of the impairment of goodwill and long-lived assets, net benefit from for inventory allowance and doubtful accounts of $3.3 million, and a net decrease in accounts payable, accrued expenses and other liabilities of $33.9 million (the majority of which relates to the processing of the surge property under the Surplus Contract).  For the nine months ended June 30, 2014, net cash provided by operating activities primarily consisted of net income of $31.1 million, depreciation and amortization expense of $12.9 million, stock compensation expense of $9.5 million, and a net increase in  accounts payable, accrued expenses and other liabilities of $14.2 million (all of which relates to an increase in the liability due to the DoD resulting from the increased property flow), offset in part by the reversal of the NESA earn-out liability of $18.4 million, a net increase in accounts receivable, inventory and prepaid assets of $41.0 million (the majority of which relates to an increase in inventory resulting from the increased property flow from the DoD), and provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $3.2 million, net.

Net cash used in investing activities was $5.4 million and $6.5 million for the nine months ended June 30, 2015 and 2014, respectively.  Net cash used in investing activities for the nine months ended June 30, 2015 consisted primarily of $5.4 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the nine months ended June 30, 2014 consisted primarily of $6.5 million for purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $0.1 million for the nine months ended June 30, 2015.  Net cash used by financing activities was $37.3 million for the nine months ended June 30, 2014. Net cash provided by financing activities for the nine months ended June 30, 2015 consisted primarily of proceeds from the exercise of common stock options including a tax benefit of $0.1 million.   Net cash used in financing activities for the nine months ended June 30, 2014 consisted primarily of $44.9 million in stock repurchases, offset in part by proceeds from the exercise of common stock options including the tax benefit of $7.6 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $8.0 million to $9.0 million in the fiscal year ending September 30, 2015. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2015 were $5.4 million. As of June 30, 2015, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2018. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of June 30, 2015, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $65.9 million due to issued letters of credit for $9.1 million, including $4.5 million to the DoD under our Surplus Contract and $1.0 million as a contractual obligation under our DoD Scrap Contract. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2015, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of June 30, 2015, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 12.8% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against us and our chief executive officer, chief financial officer, and chief accounting officer, on behalf of shareholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting our growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating our share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant.   We believe the allegations are without merit and on March 2, 2015, moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity.  That motion was fully submitted as of June 1, 2015, and is awaiting a decision by the Court. We cannot estimate a range of potential liability, if any, at this time.

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

10.2

Supplemental Agreement No. 14 dated June 8, 2015 between the Company and DLA Disposition Services, relating to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), effective as of June 9, 2005 between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2015.

10.3

Notice of Award, Statement and Release Document (Contract Number 15-5601-0001) dated June 8, 2015 issued by DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 9, 2015.

10.4

Supplemental Agreement No. 1 to Mutual Agreement for Contract (15-0001-0001) dated February 13, 2015, relating to the Surplus Contract between the Company and the Defense Logistics Agency Disposition Services of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 21, 2015, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2015.#

10.5

Executive Employment Agreement dated July 20, 2015 by and between the Company and Jorge Celaya, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2015.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

#	Designates management or compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 7, 2015.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ James M. Rallo
James M. Rallo
Chief Financial Officer and Treasurer

By:	/s/ Kathryn A. Domino
Kathryn A. Domino
Chief Accounting Officer