Form 10-K
period 2015-09-30
LIQUIDITY SERVICES INC
filed 2015-11-23
CIK 1235468

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2015
OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2015 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $237,886,000.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 16, 2015 was 30,551,081.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to its 2016 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

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

        We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuing flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2015, the number of registered buyers grew from approximately 2,615,000 to approximately 2,845,000, or 8.8%.

        During the past three fiscal years, we have conducted over 1,644,000 online transactions generating over $2.7 billion in gross merchandise volume or GMV. We believe the continuing flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.

        In the fiscal year ended September 30, 2015, we generated GMV of $799.0 million and revenue of $397.1 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our GMV has grown at a compound annual growth rate of approximately 19% since fiscal year 2006.

        We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. According to a May 2015 report by the retail analyst firm IHL Group, retailers worldwide lose a staggering $1.75 trillion annually due to the cost of overstocks, out-of-stocks and needless returns. And the Investment Recovery Association reports on its website that at any given time, almost 20% of a typical organization's capital assets are surplus to its needs.

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

        The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Strong growth has occurred in the business-to-business (B2B) online retail market, which can be attributed to the rapid migration of manufacturers and wholesalers to open, online platforms. This continued evolution toward ubiquitous B2B platforms that enable sellers and buyers to interact with each other anywhere in the world, is expected to double the size of the existing business-to-consumer (B2C) market and generate revenues of $6.7 trillion by 2020. (Source: Frost & Sullivan Future of B2B Online Retailing, April 2015. We believe professional buyers of surplus and salvage assets will increasingly use these B2B platforms to identify and source goods available for immediate online purchase.

Our Solution

        Our solution is comprised of our online auction marketplaces and value-added services. Our marketplaces and services are designed to provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to several liquid marketplaces with over 2.8 million professional buyers and a suite of services and logistics capabilities to efficiently manage our clients' reverse supply chain. We seek the optimal methods to maximize our clients' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

        Through our relationships with sellers, we provide buyers convenient access to a substantial and continuous flow of surplus and salvage assets. We provide buyers with products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and individual items. Our solution combines leading online marketplaces with a full suite of integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide buyers a convenient method for sourcing surplus and consumer goods. For any given asset, buyers have access to a detailed product description, product manifest, digital images of a product, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become the primary source for surplus and salvage assets for many of our professional buyers and end-users.

        The following chart provides a summary of our online marketplace solution:

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a virtual cycle for our buyers and sellers. As of September 30, 2015, we had aggregated over 2,845,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2015 we had over 2,483,000 auction participants in our online auctions from our registered buyers. During fiscal year 2015, we grew our registered buyer base by 8.8% or approximately 230,000. As buyers continue to discover and use our online marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporations and government agencies. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Our Strategy

        The focus of our growth strategy is to provide commercial, municipal government, and federal agency clients and buying customers the world's most transparent, innovative and effective online marketplaces and integrated services for surplus assets. Our business has already attracted over 2.8 million registered buyers and nearly $800 million of gross merchandise volume and is well positioned to serve any seller for virtually any asset type in every industry sector. Our goal is to develop a multi-billion dollar business by expanding our platform to a diversified base of Fortune 1000 corporations, municipal agencies and small and medium size businesses that can benefit from our global marketplace, buyer liquidity and integrated services.

        The key elements of our growth strategy are to:

Grow our buyer base and increase active buyer participation on our marketplaces

        We intend to increase the active buyer participation within our consumer goods, commercial capital assets, and municipal government marketplaces, by attracting new buyers and leveraging our base of existing professional buyers. We intend to attract new buyers by using a variety of online and traditional marketing programs while improving the services and experience for our valued professional buyers. In addition, we plan to use the comprehensive buyer profiles, preferences and transactional data we have compiled over the last 16 years to enable us to identify and market highly relevant assets available through our marketplaces to the most likely buyers. We believe these initiatives will help us to increase the total number of auction participants and increase loyalty among our buyer base.

Increase value and services for existing sellers

        We intend to grow by increasing the number of categories and geographies that we serve to existing sellers as well as by providing a broad range of value-added services such as return to vendor programs and data analytics to solve the needs of large client organizations. For many of our sellers, we currently handle only a portion of the available supply of their surplus inventory or assets. In recent years, we have developed trusted relationships with large corporations and government agencies that offer significant growth opportunities by increasing our services offered and share of supply of their surplus assets. In addition, we have partnered with our sellers to identify previously unknown (untapped) flows of surplus assets that can effectively generate greater net returns than their current processes and improve their corporate stewardship.

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

Innovation and technology development

        We are well underway with evolving our technology to create a single integrated marketplace platform to support marketing, sales, customer service, operations, financial performance and human capital management. This effort will result in the global implementation of Liquidity Services' best practices across its entire business and a superior customer experience, including more personalized tools for our buyers and sellers. Some of these, such as our Web-site enhancements or features and multi-channel optimization have already enhanced our business. We intend to develop and introduce new tools to further automate our global solution and leverage the scalability of our technology investments across all of our marketplaces, including multi-currency and multi-lingual solutions. In addition to enhancing the features, experience, and service for our buyers and sellers, we seek to leverage the increasing insight we gain with each transaction to enhance the recovery value clients realize along with improving the relevancy for our buyers in the reverse supply chain.

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

  •
  Our www.govliquidation.com marketplace enables selected federal government agencies as well as commercial businesses to sell surplus and scrap assets. In addition to goods sold on behalf of other federal agencies, the surplus and scrap assets we sell as the exclusive contractor of the Defense Logistics Agency (DLA) Disposition Services of the U.S. Department of Defense are sold in this marketplace. To satisfy the requirements of U.S. federal government agency sellers, this marketplace incorporates additional terms and conditions of sale, such as U.S. Trade Security Controls clearance for the sale of export-controlled property.

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

        In addition to these leading business to business marketplaces, we recognize the need to reach end users for some of the assets our clients have entrusted to us. Thus, we have developed the capability to sell products on our client's behalf directly to end-users and/or consumers using a range of existing marketplaces. Our www.secondipity.com marketplace provides consumers a trusted source of value products through a socially conscious online experience designed to provide "Better Value, Better Life," through donating a portion of the proceeds of every sale to charity. Our Uncle Sam's Retail Outlet website uses a business-to-consumer model to sell surplus military goods. We also have an established global buyer base that seeks to buy in larger quantities than are offered through our standard auction platform. Thus, we have dedicated sales teams to support their needs and supply chain. These range from a single truckload to ongoing flows for export anywhere in the world, where we market, handle, and support the full disposition on behalf of our buyers. We expect to continue to meet the needs of our clients and to access a growing range of products for all our buyers by enabling our multi-channel strategy to ensure we create the greatest value for assets at the end of their initial product life cycle.

Our Value-Added Services for Buyers and Sellers

        We have integrated value-added services to simplify the reverse supply chain processes for our buyers and sellers. We believe these services create the greatest operational efficiencies within this element of the supply chain enabling the greatest value for sellers and buyers with the highest level of confidence and transparency in the services we provide. Additionally, we believe these services improve compliance with the various policies, regulations and sale restrictions of our corporate and government sellers while supporting, or greatly enhancing, many corporate or government environmental initiatives.

Seller services.    We offer value-added services to sellers in three areas: (1) merchandising and channel optimization, (2) logistics and (3) settlement and customer support, including compliance services.

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

    In addition, we provide buyers the information they need to make informed decisions, including product data, seller performance, and online shipping quotes to help understand their landed cost.

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

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2015, we had 111 sales and 66 marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value to existing sellers. Our marketing activities are focused primarily on acquiring and activating new buyers and increasing existing buyer participation.

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

Marketing

        We use a variety of online and traditional marketing strategies to attract and activate professional buyers to maximize the number of bidders participating in our online marketplaces as well as to support our sales team:

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

        We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted in a physically secure and network-secure environment at data centers in Ashburn, Virginia, which is managed by Equinix, Inc. Every critical piece of our application is fully redundant, and we maintain off-site back-up systems as well as a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our online marketplaces.

        Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant efforts to protecting our systems from intrusion.

        We continue to execute on our Liquidity One transformation initiative. This investment program is focused on the consolidation of best-in-class processes and capabilities into a single, modular platform to increase our scalability and efficiency as an integrated, global business. During Q4 we implemented our new HRIS system and started the final design and configuration of our new financial ERP system which will include a new financial settlement module designed to serve our global client base more efficiently. We have adopted an agile development methodology and have moved to the development phase of our program, we also began to share working prototypes of our new technology platform with internal users and plan to bring external clients in to experience the new platform over the next few quarters. A key aspect of our new platform is the ability to support multi-tenancy and self service capabilities.

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

Our Contracts with the U.S. Department of Defense

        We have two material contracts with the DoD under which we acquire, manage and sell government property. This relationship provides a significant supply of goods that we offer to our buyer base through our online marketplace www.govliquidation.com. In support of these contracts, we provide services in over 2 million square feet of military space at over 150 military bases throughout the United States and in U.S. territories. The largest contract was originally awarded in June 2001, was renewed in December 2008, was extended in January 2014 and February 2015, and relates to usable surplus property of the DoD turned in to the DLA Disposition Services and located in the United States, Puerto Rico and Guam, such as computers, electronics, office supplies, equipment, aircraft parts, clothing and textiles (the "Surplus Contract"). The second contract was awarded in June 2005 and relates to substantially all scrap property of DoD turned into the DLA Disposition Services, such as metals, alloys, and building materials. Property sold under the contracts is "demilitarized" prior to sale and does not include weapons or hazardous materials (the "Scrap Contract").

        Under the current Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services' original acquisition value or OAV. The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The Surplus Contract has a 36 month term, beginning February 2009, with two 12 month renewal options exercisable by the DoD. The DoD has exercised both renewal options. In January 2014, the DoD awarded us a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. On December 3, 2014, the DoD exercised the two one-month renewal option periods. In February 2015, the DoD awarded us a second follow-on contract to the current Surplus Contract for a base term of six months with three 30-day additional option periods. The DoD has exercised all three 30-day renewal option periods. In July, the Defense Logistics Agency Disposition Services (the "DLA Disposition Services") determined that it is in the best interest of the Government to exercise the remaining three 30-day renewal option periods under the Surplus Contract. As a result, the Surplus Contract's performance period was extended through November 14, 2015. On November 13, 2015, the DLA Disposition Services notified us that they were amending the current Surplus Contract to extend the wind-down period by an additional ten months to allow for the continued processing of usable non-rolling stock surplus property. All other terms, including pricing, remain consistent with the current Surplus Contract.

        The DoD, in accordance with the award of the next Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, the Company withdrew from the live auction bidding for this contract. Bidding reached a level that the Company determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service the Company has historically provided the agency client. The price the Company will pay for inventory under the next Surplus Contract will increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2016 and beyond.

        Under the Scrap Contract, we acquire scrap property at a per pound price and disburse 77% of the profits to the DOD, which we refer to as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. We also have a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit sharing distribution. The Scrap Contract base term expired in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised all three renewal options. Effective June 9, 2015, modifications were made to the principal terms of the Scrap Contract including that: (i) contract pricing will be adjusted to reflect a 65% profit sharing distribution to the DLA Disposition Services; (ii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by certain commodity categories with a 60-day notification required; provided that no such termination shall be effective sooner than October 8, 2015. The modifications to the Scrap Contract also included the elimination of the small business performance incentive.

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

        The Surplus Contract accounted for 27.7%, 26.8%, and 24.7% of our revenue and 15.0%, 14.3%, and 12.3% of our gross merchandise volume for the fiscal years ended September 30, 2013, 2014 and 2015, respectively. We began operating under the Scrap Contract in August 2005, and it accounted for 13.5%, 14.4%, and 15.3% of our revenue and for 7.0%, 7.7%, and 7.6% of our gross merchandise volume for the fiscal years 2013, 2014 and 2015, respectively. The contracts were awarded in competitive bids conducted by DoD, and we may be required to go through a new competitive bidding process when our existing contracts expire.

Our Contracts with Wal-Mart

        We have various contracts with Wal-Mart Stores, Inc., pursuant to which we purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. For the year ended September 30, 2015, approximately 6% of our GMV was generated from Wal-Mart under multiple contracts / programs. All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice. As a result of the Jacobs Trading acquisition on October 1, 2011, we also had a long-term contract with Wal-Mart that did not provide for termination for convenience (the "Wal-Mart Agreement"). The term of this agreement was scheduled to expire on May 16, 2016. On December 1, 2014, Wal-Mart provided us written notice (the "Termination Notice") terminating the Wal-Mart Agreement effective December 8, 2014. The Termination Notice alleged that we failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. We disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart. As a result of negotiations with Wal-Mart, on January 22, 2015, we finalized a settlement whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart agreed to pay $7.5 million in damages. The amount of the settlement was recorded within accounts receivable and a reduction of inventory on the consolidated balance sheet as of December 31, 2014, as the settlement compensated us for the overpayment of inventory from Wal-Mart. We received the payment in February 2015. On September 30, 2015, we sold certain assets related to the Jacobs Trading business to a buyer, Tanager Acquisitions, LLC. In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading business. The buyer issued to us a promissory note in the amount of $12.3 million. The divestiture of the Jacobs Trading business resulted in a $8.0 million loss and we expect it to result in a $33.5 million cash benefit from prior year income taxes and a $7 million cash-tax benefit for 2015.

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

Employees

        As of September 30, 2015, we had 886 U.S. employees, including 122 in sales and marketing, 98 in technology, 70 in customer service, 495 in operations and 101 in finance and administration. In addition, as of that date, we had 293 international employees, including 55 in sales and marketing, 14 in technology, 8 in customer service, 187 in operations and 29 in finance and administration.

        None of our U.S. employees are covered by collective bargaining agreements and 43% of our non-U.S. employees are covered by collective bargaining agreements or statutory trade union agreements. On June 21, 2014, we entered into a First Collective Agreement with the United Food & Commercial Workers International Union which relates to the employment of employees at our Toronto, Ontario location. The Agreement expires on June 20, 2017. We believe that we have good relationships with our employees. We have never had a work stoppage.

Available Information

        Our annual, quarterly and current reports, proxy statements, amendments to those reports and other information are also made available free of charge on our website www.liquidityservices.com, as soon as reasonably practicable after we electronically file these materials with, or furnish them to, the SEC. We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding the Company is routinely posted on and accessible at www.liquidityservices.com.

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

We depend on contracts with the United States Department of Defense and for a significant portion of our revenue, and if our relationships with these customers are disrupted, we would experience a significant decrease in revenue and income.

        We have two material contracts with the DLA Disposition Services under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts is significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 27.7%, 26.8%, and 24.7% of our revenue and 15.0%, 14.3%, and 12.3% of our GMV for the fiscal years ended September 30, 2013, 2014 and 2015, respectively. The Scrap Contract accounted for 13.5%, 14.4%, and 15.3% of our revenue and 7.0%, 7.7%, and 7.6% of our GMV in fiscal year 2013, 2014 and 2015, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The current Surplus Contract has a three-year base term that expired in February 2012, subject to the DoD's right to extend for two additional one-year terms. The DoD has exercised both extension options. In January 2014, the DoD awarded the Company a follow-on contract to extend the terms of the current Surplus Contract for a base term of ten months with two one-month renewal option periods. The DoD has exercised both renewal options. In February 2015, the DoD awarded the Company a second follow-on contract to the current Surplus Contract for a base term of six months with three 30-day additional option periods. The DoD has exercised all three 30-day renewal options which extends the Surplus Contract until November 14, 2015. On November 13, 2015, the DLA Disposition Services notified us that they were amending the current Surplus Contract to extend the wind-down period by an additional ten months to allow for the continued processing of usable non-rolling stock surplus property. All other terms, including pricing, remain consistent with the current Surplus Contract. The Scrap Contract has a seven-year base term that expired in June 2012, subject to the DoD's right to extend for three additional one-year terms. The DoD has exercised its right to extend the performance period of the Scrap Contract to June 2015. This Scrap Contract was further modified on June 9, 2015 to extend the Scrap Contract for an additional nine months, subject to the DoD's right to extend the contract for three additional three-month option periods. As part of the June 9, 2015 amendment, modifications were also made to the principal terms of the Scrap Contract including that: (i) contract pricing will be adjusted to reflect a 65% profit sharing distribution to the DLA Disposition Services; (ii) DLA

Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by certain commodity categories with a 60-day notification required; provided that no such termination shall be effective sooner than October 8, 2015. The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire. Under the current Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services' original acquisition value ("OAV"). The DoD has broad discretion to determine what property will be made available for sale to us under the next Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD. The DoD, in accordance with the award of the next Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client. The price that we will pay for inventory under the next Surplus Contract will increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2016 and beyond.

        Our Surplus Contract with the DoD allows either party to terminate the contract for convenience. Although our Scrap Contract does not allow the DoD to terminate for convenience, it requires us to meet specified performance benchmarks. The Scrap Contract may be terminated by the DoD if rate of return performance ratios do not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. Although, to date, we have never failed to meet the required benchmark ratios during any of the testing periods, we may not meet the performance benchmarks in the future. The DoD also has the right, after giving us notice and a 30-day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches. We continue to provide services under our existing contract.

        We expect that there will be significant competition to renew our DoD contracts. We may not win any such competitive solicitation, as one or more providers may offer to provide the same or similar services at a more favorable price. Even if we win the competitive procurement, we could be required to reduce significantly the prices we charge for our services under the new contracts. The failure to win the competitive solicitation or a requirement to provide our services at significantly less favorable prices would materially adversely affect our revenues and have a material adverse effect on our business, prospects, financial condition and results of operations.

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

        We are implementing a new Enterprise Resource Planning ("ERP") system as part of our Liquidity One Transformation initiative in order to replace and upgrade our information technology systems and networks used to operate our business. Increasingly, our new information technology systems are outsourced cloud solutions not under our direct management or control. Any system or network disruption resulting from our implementation of new systems or interference with outsourced systems based in the cloud could have a negative impact on our operations, sales and operating results.

        We rely on the efficient and uninterrupted operation of complex information technology systems and networks, some of which are managed internally within the Company and some of which are outsourced. As part of the Liquidity One Transformation initiative, we are implementing a new ERP system to replace a number of legacy systems. The implementation of our Liquidity One Transformation plan will require substantial changes to our software and network infrastructure, which could lead to system interruptions, affect our websites and transaction systems and further expose us to operational disruptions, which could have a material adverse effect on our results of operations.

        As part of Liquidity One Transformation, we have increased our use of Cloud based services and will increasingly do so. Many of these outsourced systems are platform as a service solutions and therefore not under our direct management or control. Any disruption to either those outsourced systems or the communication links between us and the outsourced supplier, could negatively impact our ability to operate our websites or our transaction systems and could impair the services that we provide to our sellers and buyers. We may incur additional costs to remedy the damages caused by these disruptions.

If we do not respond to rapid technological changes or upgrade our systems, we could fail to grow our business and our revenue could decrease.

        To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce business through initiatives like the Liquidity One Transformation initiative. Although we currently do not have specific plans for any upgrades that would require significant capital investment beyond the Liquidity One Transformation, in the future we will need to improve and upgrade our technology, transaction processing systems and network infrastructure in order to allow our operations to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, products and enhancements. The Internet and the e-commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion our ability to grow could be limited and our revenue could decrease.

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

        In addition, the law regarding the potential liability of an online auction service for the activities of its users is not clear. Users of our websites may not always comply with our terms and conditions or with laws and regulations applicable to them and their transactions. It is possible that we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by sellers or buyers. Any costs we incur as a result of any such allegations, or as a result of actual or alleged unlawful transactions using our marketplaces, or in our efforts to prevent any such transactions, may harm our opportunities for future revenue growth. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new sellers and buyers and our business.

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

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C., USA	27,100	September 30, 2019
Warehouse	Cranbury, New Jersey, USA	153,800	November 30, 2015
Warehouse	Dallas, Texas, USA	127,144	December 31, 2020
Warehouse	Plainfield, Indiana, USA	187,700	April 30, 2019
Warehouse	North Las Vegas, Nevada, USA	102,400	March 31, 2016
Administrative	Scottsdale, Arizona, USA	23,536	December 31, 2016
Warehouse	Obetz, Ohio, USA	340,000	February 28, 2019
Warehouse	Oklahoma City, Oklahoma, USA	441,300	June 30, 2021
Warehouse	Columbus, Ohio, USA	516,174	December 31,2016
Storage Lot	Oklahoma City, Oklahoma, USA	217,800	June 30, 2021
Storage Lot	Oklahoma City, Oklahoma, USA	392,040	November 30, 2015
Administrative	Montgomery, Alabama, USA	11,356	September 30, 2017
Administrative	Houston, Texas, USA	12,422	March 31, 2018
Storage Lot	Fontana, California, USA	511,830	May 31, 2018
Storage Lot	Blue Mound, Texas, USA	727,500	May 31, 2018
Storage Lot	Indianapolis, Indiana, USA	697,000	May 31, 2018
Storage Lot	Atlanta, Georgia, USA	479,200	May 31, 2018
Storage Lot	Wilmington, Delaware, USA	484,000	May 31, 2018
Warehouse	Hayward, California, USA	44,280	October 31, 2018
Warehouse	Hazelwood, Missouri, USA	21,368	December 31, 2015
Administrative	London, GBR	6,036	July 12, 2017
Administrative	Toronto, Canada	45,000	February 28, 2016
Warehouse	Brampton, Canada	53,621	Month-to-Month
Administrative	Calamba City, Philippines	15,500	August 31, 2016

        In addition, we lease various administrative spaces in North America totaling 65,850 square feet, in Europe, 4,954 square feet, and in Asia, 7,829 square feet. We also own a 420,000 square feet warehouse located in North Wilkesboro, North Carolina, USA. Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company's common stock between February 1, 2012, and May 7, 2014. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company's growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys' and experts' fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees' Retirement Fund as co-lead plaintiffs. The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant. The Company believes the allegations are without merit and on March 2, 2015, moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. That motion was fully submitted as of June 1, 2015, and the Company is awaiting a decision by the Court. The Company cannot estimate a range of potential liability, if any, at this time.

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

Fiscal year ended September 30, 2014	Low	High
First Quarter	$20.37	$33.83
Second Quarter	$20.24	$27.33
Third Quarter	$12.05	$27.14
Fourth Quarter	$12.41	$16.00
Fiscal year ended September 30, 2015
First Quarter	$7.41	$13.80
Second Quarter	$7.32	$10.50
Third Quarter	$8.60	$11.00
Fourth Quarter	$6.65	$9.89

        As of October 30, 2015, there were approximately 2,902 beneficial holders of our common stock and 17 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business. In addition, the credit agreement we entered into on April 30, 2010 contains restrictions on our ability to pay dividends.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Liquidity Services, Inc, the Russell 2000 Index, the S&P Smallcap 600 Index,
and a Peer Group

*
$100 invested on 9/30/10 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

  Copyright© 2015 S&P, a division of McGraw Hill Financial. All rights reserved.

  Copyright© 2015 Russell Investment Group. All rights reserved.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2013, 2014 and 2015 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2011 and 2012, and the Consolidated Balance Sheet data as of September 30, 2011, 2012 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year ended September 30,
	2011	2012	2013	2014	2015
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$297,584	$415,829	$404,041	$388,671	$315,668
Fee revenue	29,794	59,475	101,815	106,990	81,457

Total revenue	327,378	475,304	505,856	495,661	397,125
Costs and expenses:
Cost of goods sold (excluding amortization)	126,395	198,123	199,494	211,659	166,009
Profit-sharing distributions	49,318	43,242	35,944	35,055	28,093
Technology and operations	52,178	67,553	90,052	108,940	99,743
Sales and marketing	23,279	31,252	40,170	41,951	41,465
General and administrative	26,484	37,107	48,950	49,428	41,418
Amortization of contract intangibles	813	7,943	7,265	7,265	1,211
Depreciation and amortization	4,881	6,223	10,109	9,330	8,024
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	6,702	1,695	5,921	(18,384)	147,414
Business disposition loss	—	—	—	—	7,963

Total costs and expenses	290,050	393,138	437,905	445,244	541,340

Income from continuing operations	37,328	82,166	67,951	50,417	(144,215)
Interest income (expense) and other income (expense), net	(1,190)	(2,218)	704	(370)	(171)

Income from continuing operations before income taxes	36,138	79,948	68,655	50,047	(144,386)
Provision for income taxes	15,459	31,652	27,551	19,657	(39,571)

Income from continuing operations	20,679	48,296	41,104	30,390	$(104,815)
Loss from discontinued operations	(12,167)	—	—	—	—

Net income	$8,512	$48,296	$41,104	$30,390	$(104,815)

Basic earnings (loss) per common share:
From continuing operations	$0.75	$1.57	$1.30	$0.97	$(3.50)
From discontinued operations	(0.44)	—	—	—	—

Basic earnings per common share	$0.31	$1.57	$1.30	$0.97	$(3.50)

Diluted earnings (loss) per common share:
From continuing operations	$0.71	$1.47	$1.26	$0.97	$(3.50)
From discontinued operations	(0.42)	—	—	—	—

Diluted earnings per common share	$0.29	$1.47	$1.26	$0.97	$(3.50)

Basic weighted average shares outstanding	27,736,865	30,854,796	31,616,926	31,243,932	29,987,985

Diluted weighted average shares outstanding	29,081,933	32,783,079	32,657,236	31,395,301	29,987,985

Non-GAAP Financial Measures:
EBITDA from continuing operations(1)	$43,022	$96,332	$85,325	$67,012	$(134,980)
Adjusted EBITDA from continuing operations(1)	58,860	110,144	104,625	63,013	33,075
Supplemental Operating Data:
Gross merchandise volume from continuing operations(2)	$548,552	$864,226	$973,325	$931,556	$798,977
Completed transactions(3)	475,000	501,000	530,000	547,000	567,000
Total registered buyers(4)	1,604,000	2,186,000	2,424,000	2,615,000	2,845,000
Total auction participants(5)	1,936,000	2,105,000	2,458,000	2,538,000	2,483,000

	As of September 30,
	2011	2012	2013	2014	2015
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$128,984	$104,782	$95,109	$62,598	$95,465
Working capital(6)	111,687	53,194	79,289	77,935	119,225
Total assets	227,807	400,408	421,344	431,718	288,488
Total liabilities	66,394	150,405	106,465	114,735	72,486
Total stockholders' equity	161,413	250,003	314,879	316,983	216,002

(1)
EBITDA from continuing operations and adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest income (expense) and other income (expense), net; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of adjusted EBITDA is different from EBITDA because we further adjust EBITDA for stock based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, goodwill and long-lived assets impairment, and business disposition loss. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

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

        We believe non-GAAP financial measures, such as EBITDA and adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:

  •
  The amortization of contract intangibles relates to the amortization of the Scrap Contract beginning in June 2005, the Wal-Mart Agreement beginning in October 2011, and an assumed contract associated with the National Electronic Service Association (NESA) acquisition on November 1, 2012. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

  •
  We believe adjusting net income for acquisition and disposition related transaction expenses and changes in contingent consideration is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.

  •
  We believe adjusting net income for business realignment expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year, as these expenses are infrequent in nature and have been incurred only twice in the financial periods presented.

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

        The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2011	2012	2013	2014	2015
	(in thousands)
Net income (loss) from continuing operations	$20,679	$48,296	$41,104	$30,390	$(104,815)
Interest (income) expense and other (income) expense, net	1,190	2,218	(704)	370	171
Provision (benefit) for income taxes	15,459	31,652	27,551	19,657	(39,571)
Amortization of contract intangibles	813	7,943	7,265	7,265	1,211
Depreciation and amortization	4,881	6,223	10,109	9,330	8,024

EBITDA from continuing operations	43,022	96,332	85,325	67,012	(134,980)
Stock compensation expense	9,136	12,117	13,379	12,605	12,405
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	6,702	1,695	5,921	(18,384)	147,414
Busines disposition loss	—	—	—	—	7,963
Business realignment expense	—	—	—	1,780	273

Adjusted EBITDA from continuing operations	$58,860	$110,144	$104,625	$63,013	$33,075

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

        We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2015, the number of registered buyers grew from approximately 2,615,000 to approximately 2,845,000, or 8.8%. During the past three fiscal years, we have conducted over 1,644,000 online transactions generating approximately $2.7 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtual cycle for our buyers and sellers.

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

  •
  Profit-sharing model.  Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting allowable costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our profit-sharing model accounted for approximately 13.5%, 14.4%, and 15.3% of our total revenue for the fiscal years ended September 30, 2013, 2014 and 2015, respectively. The merchandise sold under our profit-sharing model accounted for approximately 7.0%, 7.7%, and 7.6% of our GMV for the fiscal years ended September 30, 2013, 2014 and 2015, respectively.

  •
  Consignment model—fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship and / or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model, as well as other fee revenue, accounted for approximately 20.1%, 21.6%, and 20.6% of our total revenue for the fiscal years ended September 30, 2013, 2014 and 2015, respectively, and is recorded as fee revenue in the Consolidated Statement of Operations. The merchandise sold under our consignment model accounted for approximately 59.1%, 57.7%, and 59.7% of our GMV for the fiscal years ended September 30, 2013, 2014 and 2015, respectively.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 66.5%, 64.0%, and 64.1% of our total revenue for the fiscal years ended September 30, 2013, 2014 and 2015, respectively. The merchandise sold under our purchase model accounted for approximately 33.9%, 34.6%, and 32.7% of our GMV, for the fiscal years ended September 30, 2013, 2014 and 2015, respectively.

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

Our Seller Agreements

Our DoD agreements.    We have two material contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  In June 2001, we were awarded the first Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the second Contract on December 18, 2008. The second Surplus Contract was to expire in February 2014. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. In February 2015, the DoD awarded the Company a second follow-on contract to the current Surplus Contract for a base term of six months with three 30-day additional option periods. The DoD has exercised all three 30-day renewal option periods. On November 13, 2015, the DLA Disposition Services notified us that they were amending the current Surplus Contract to extend the wind-down period by an additional ten months to allow for the continued processing of usable non-rolling stock surplus property. All other terms, including pricing, remain consistent with the current Surplus Contract. The DoD, in accordance with the award of the next Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's original acquisition value (OAV). The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client.

        Revenue from our Surplus Contract (including buyer premiums) accounted for approximately 27.7%, 26.8%, and 24.7% of our total revenue for the fiscal years ended September 30, 2013, 2014 and 2015, respectively. The property sold under our Surplus Contract accounted for approximately 15.0%, 14.3%, and 12.3% of our GMV for the fiscal years ended September 30, 2013, 2014 and 2015, respectively.

        Under the current second Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services' original acquisition value. The DoD has broad discretion to determine what property will be made available for sale to us under the second Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.

  •
  Scrap Contract.  In June 2005, we were awarded a competitive-bid exclusive contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA Disposition Services. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. Revenue from our Scrap Contract (including buyer premiums) accounted for approximately 13.5%, 14.4%, and 15.3% of our total revenue for the fiscal years ended September 30, 2013,

    2014 and 2015, respectively. The property sold under our Scrap Contract accounted for approximately 7.0%, 7.7%, and 7.6% of our GMV for the fiscal years ended September 30, 2013, 2014 and 2015, respectively. We were required to pay $5.7 million to the DoD in fiscal 2005 for the right to manage the operations and remarket scrap material in connection with the Scrap Contract. The Scrap Contract base term expired in August 2012, subject to DoD's right to extend it for three additional one-year terms. The DoD has exercised all three of the renewal options. Effective June 9, 2015, modifications were made to the principal terms of the Scrap Contract including that: (i) contract pricing will be adjusted to reflect a 65% profit sharing distribution to the DLA Disposition Services; (ii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by certain commodity categories with a 60-day notification required; provided that no such termination shall be effective sooner than October 8, 2015.

        Under the Scrap Contract, as modified, we acquire scrap property at a per pound price and we are entitled to 35% of the profits of sale (defined as gross proceeds of sale less allowable operating expenses) and distribute the remaining profits to DoD. We refer to these disbursement payments to DoD as profit-sharing distributions. As a result of this arrangement, we recognize as revenue the gross proceeds from these sales. DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap Contract that we are obligated to pick up from non-DoD locations.

        Under the current Surplus Contract, executed on December 18, 2008, we are not required to distribute any portion of the profits realized under the Contract, as the current Contract contains a higher fixed percentage price of 1.8% of the DLA Disposition Services' acquisition value to be paid for the property. The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.

        Under the Scrap Contract, we also had a small business performance incentive based on the number of scrap buyers that are small businesses that would allow us to receive up to an additional 2% of the profit sharing distribution. The June 2015 modifications to the Scrap Contract included the elimination of the small business performance incentive. The profit-sharing distribution for the Scrap Contract, as modified, is 35% and includes inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold.

Our Commercial Agreements.

        We have various contracts with Wal-Mart Stores, Inc., under which we purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. For the year ended September 30, 2015, approximately 6% of our GMV was generated from Wal-Mart under multiple contracts / programs.All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice. As a result of the Jacobs Trading acquisition, we also had a long-term contract with Wal-Mart that did not provide for termination for convenience (the "Wal-Mart Agreement"). The term of this agreement was scheduled to expire on May 16, 2016. On December 1, 2014, Wal-Mart provided us written notice (the "Termination Notice") terminating the Wal-Mart Agreement effective December 8, 2014. The Termination Notice alleged that we failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. We disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart. As a result of negotiations with Wal-Mart, on January 22, 2015, we finalized a settlement whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart agreed to pay $7.5 million in damages. The amount of the settlement was recorded within accounts receivable and a reduction of inventory on the consolidated balance sheet as of December 31,

2014, as the settlement compensated us for the overpayment of inventory from Wal-Mart. We received the payment in February 2015. On September 30, 2015, we sold certain assets related to the Jacobs Trading business to a buyer, Tanager Acquisitions, LLC. In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading business. The buyer issued to us a promissory note in the amount of $12.3 million. The divestiture of the Jacobs Trading business resulted in a $8.0 million loss and we expect it to result in a $33.5 million cash benefit from prior year income taxes and a $7 million cash-tax benefit for 2015.

        During fiscal year 2015, we had over 600 corporate clients who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2015 totaled $799.0 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2015, we completed approximately 567,000 transactions.

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

        Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2015, we had approximately 2,845,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2015, approximately 2,483,000 total auction participants participated in auctions on our marketplaces.

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

In fiscal year 2015, approximately 7.8% of our revenue was generated outside of the U.S.

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

        We perform the annual goodwill impairment assessment as of the end of the fiscal year. The last annual impairment assessment was performed as of September 30, 2014 and the results of that assessment indicated that goodwill was not impaired. During the three months ended December 31, 2014, we identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014, the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond. As a result, we tested the goodwill for impairment as of December 31, 2014. Based on the goodwill impairment analysis as of the interim testing date, the carrying values of our two reporting units exceeded their fair values. Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair values of the assets and liabilities of the reporting units. As a result of the step two test, we recorded a goodwill impairment charge of $85.1 million during the first quarter of fiscal 2015. As part of our annual impairment assessment as of September 30, 2015, we identified indicators of impairment, including a decline in market capitalization and continued uncertainty in projections for fiscal year 2016 and beyond. As a result, we tested the goodwill for impairment as of September 30, 2015. Based on the results of step one of our goodwill impairment analysis as of the fiscal year ended September 30, 2015, the carrying values of both of our two reporting units exceeded their fair value. Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair value of the assets and liabilities of the impaired reporting units. As a result of the step two test, we recorded a goodwill impairment charge of $51.2 million during the fourth quarter of fiscal 2015.

        In accordance with ASC 280, which defines that the characteristics of a component require that it (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management, the Company has identified its reporting units to be LSI-Retail Supply Chain Group (RSCG) and LSI-Capital Assets Group (CAG). As the RSCG operations and the CAG operations represent two distinct components under the guidance of ASC 280, goodwill should be measured for impairment separately for each of these components.

        Determining the fair value of a reporting unit requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital, exit multiples, and the amount and timing of expected future cash flows. The judgments used in determining the fair value of our reporting units are based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy. The cash flows employed in the discounted cash flow analysis are based on the most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period. Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting unit. Various factors, including the failure to successfully implement our business plan for any of our reporting units, as well as other factors beyond our control, could have a negative effect on the fair value of such reporting unit, and increase the risk of further impairments of goodwill in the future.

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $68.1 million at September 30, 2015. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Stock-based compensation.    In accordance with ASC 718, Compensation—Stock Compensation, we recognize in the statements of operations all share-based payments to employees, including grants of employee stock options, restricted stock awards, and stock appreciation rights, to be recognized in the income statement based on their estimated fair values. We use the Black-Scholes option pricing model to estimate the fair values of share-based payments. As the stock appreciation rights will be paid in cash upon exercise, we have classified the awards as liability awards.

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

Amortization of contract intangibles.    Amortization of contract intangibles expense consists of the amortization of our Scrap Contract award during June 2005 and our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011 and the NESA acquisition on November 1, 2012. The Scrap Contract required us to purchase the rights to operate the scrap operations of the DoD during the seven year base term of the contract. The intangible asset created from the $5.7 million purchase was being amortized over 84 months on a straight-line basis and was fully amortized as of September 30, 2012. The amortization period is correlated to the base term of the contract, exclusive of renewal periods. The intangible asset created in conjunction with the Jacobs Trading acquisition was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. The amortization period is correlated to the base term of the Wal-Mart Agreement from the acquisition date, exclusive of renewal periods. Upon the early termination of the Wal-Mart Agreement in December 2014, we expensed the remaining amount of unamortized expense of approximately $10.3 million during the three months ended December 2014. The vendor contract intangible asset created in conjunction with the NESA acquisition was valued at $3.9 million, was amortized over 20 months on a straight-line basis, and was fully amortized as of June 30, 2014. The amortization period was correlated to the base term of the contract, from the acquisition date, exclusive of renewal periods.

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

Interest income and other expense (income), net.    Interest income and other income (expense), net consists primarily of expenses related to our credit facility.

Income taxes.    During fiscal years 2013, 2014 and 2015, we had an effective income tax rate for continuing operations of approximately 40%, 39% and 27%, respectively, which included federal, state and foreign income taxes.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2013	2014	2015
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	39.5	42.7	41.8
Profit-sharing distributions	7.1	7.1	7.1
Technology and operations	17.8	22.0	25.1
Sales and marketing	7.9	8.4	10.5
General and administrative	9.7	10.0	10.4
Amortization of contract intangibles	1.4	1.4	0.3
Depreciation and amortization	2.0	1.9	2.0
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	1.2	(3.7)	37.1
Business disposition loss	—	—	2.0

Total costs and expenses	86.6	89.8	136.3

Income (loss) from operations	13.4	10.2	(36.3)
Interest and other (income) expense, net	(0.2)	0.1	0.1

Income (loss) from operations before provision for income taxes	13.6	10.1	(36.4)
Provision (benefit) for income taxes	5.5	4.0	(10.0)

Income (loss) from operations	8.1%	6.1%	(26.4)%

Year Ended September 30, 2015 Compared to Year Ended September 30, 2014

Revenue.    Revenue decreased $98.5 million, or 19.9%, to $397.1 million for the year ended September 30, 2015 from $495.7 million for the year ended September 30, 2014. This decrease was primarily due to (1) a 27.9% decrease, or $62.5 million, in our retail commercial marketplaces, primarily as a result of the loss of the Wal-Mart Agreement; and (2) a 22.2% decrease, or $45.3 million, in our DoD contracts as the result of decreased property flows of lower value product. These decreases were offset in part by (1) a 13.4% increase, or $6.6 million, in our capital assets marketplaces due to an increase in principal deals in our manufacturing vertical; and (2) a 14.8% increase, or $2.6 million, in our state and local government (GovDeals) marketplace due to an increase in the number of sellers. The amount of gross merchandise volume decreased $132.6 million, or 14.2%, to $799.0 million for the year ended September 30, 2015 from $931.6 million for the year ended September 30, 2014, primarily due to (1) a 31.8% decrease, or $102.7 million, in our commercial retail marketplaces, primarily as a result of the loss of the Wal-Mart Agreement; (2) the decreases in our DoD contracts discussed above; and (3) a 17.7% decrease, or $11.9 million, in our capital assets marketplaces due to the continued weakness in the energy and transportation verticals. These decreases were partially offset by a 15.9% increase, or $27.3 million, in our state and local government (GovDeals) marketplace due to an increase in the number of sellers.

Cost of goods sold (excluding amortization).    Cost of goods sold (excluding amortization) decreased $45.7 million, or 21.6%, to $166.0 million for the year ended September 30, 2015 from $211.7 million for the year ended September 30, 2014. As a percentage of revenue, these expenses decreased to 41.8% from 42.7%. These decreases are primarily due to (1) decreased sales of lower value product under our DoD contracts; and (2) decreases in property flow in our retail commercial marketplaces as a result of the termination of the Wal-Mart Agreement.

Profit-sharing distributions.    Profit-sharing distributions decreased $7.0 million, or 19.9%, to $28.1 million for the year ended September 30, 2015 from $35.1 million for the year ended September 30, 2014, primarily as a result of decreased property flow under the Scrap Contract. As a percentage of revenue, these expenses were consistent at 7.1%.

Technology and operations expenses.    Technology and operations expenses decreased $9.2 million, or 8.4%, to $99.7 million for the year ended September 30, 2015 from $108.9 million for the year ended September 30, 2014, primarily due to (1) a decrease in expenses of $8.3 million in staff and temporary wages, including stock based compensation, primarily as a result of our business realignment initiative; and (2) a decrease in expenses of $0.9 million in warehouse space as our inventory balance has declined resulting in lower storage costs. As a percentage of revenue, these expenses increased to 25.1% from 22.0%, primarily as a result of the decrease in revenue as described above.

Sales and marketing expenses.    Sales and marketing expenses decreased $0.5 million, or 1.2%, to $41.5 million for the year ended September 30, 2015 from $42.0 million for the year ended September 30, 2014, which is not significant. As a percentage of revenue, these expenses increased to 10.5% from 8.4%, primarily as a result of the decrease in revenue as described above.

General and administrative expenses.    General and administrative expenses decreased $8.0 million, or 16.2%, to $41.4 million for the year ended September 30, 2015 from $49.4 million for the year ended September 30, 2014, primarily due to (1) a decrease in expenses of $3.0 million in staff wages, including stock based and performance based compensation, primarily as a result of our business realignment initiative; and (2) a net decrease in expenses of $4.8 million in overhead and travel expenses due to streamlining our GoIndustry global operations and lowering our general and administrative expenses. As a percentage of revenue, these expenses increased to 10.4% from 10.0%, primarily as a result of the decrease in revenue as described above.

Amortization of contract intangibles.    Amortization of contract intangibles decreased $6.1 million, or 83.3%, to $1.2 million for the year ended September 30, 2015 from $7.3 million for the year ended September 30, 2014. As a percentage of revenue, these expenses decreased to 0.3% from 1.4%. These decreases are primarily due to the write-off of the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased $1.3 million, or 14.0%, to $8.0 million for the year ended September 30, 2015 from $9.3 million for the year ended September 30, 2014, primarily due to an intangible assets related to the NESA acquisition being fully amortized in fiscal year 2014. As a percentage of revenue, these expenses increased to 2.0% from 1.9%, primarily as a result of the decrease in revenue as described above.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.    Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets increased $165.8 million to $147.4 million of expense for the year ended September 30, 2015 from $18.4 million of income for the year ended September 30, 2014, primarily as a result of goodwill and long-lived assets impairment charges of $147.4 million during the year ended September 30, 2015, and the reversal of the NESA earn-out liability of approximately $18.6 million during the three months ended June 30, 2014.

Business disposition loss.    Business disposition loss was $8.0 million for the year ended September 30, 2015, due to the disposal of the Jacobs Trading business.

Interest and other expense, net.    Interest and other expense, net, decreased $0.2 million, or 53.8%, to $0.2 million for the year ended September 30, 2015 from $0.4 million for the year ended September 30, 2014, which is not significant.

(Benefit) provision for income tax expense.    Income tax expense decreased $59.3 million, or 301.3%, to $39.6 million of benefit for the year ended September 30, 2015, from $19.7 million of expense for the year ended September 30, 2014, primarily due to the decrease in income before provision for income taxes from operations and deferred tax benefits resulting from the goodwill impairment charges.

Net income (loss).    Net income decreased $135.2 million, or 444.8%, to $104.8 million of net loss for the year ended September 30, 2015 from $30.4 million of net income for the year ended September 30, 2014.

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

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2015, we had approximately $95.5 million in cash and cash equivalents and our $75.0 million senior credit facility, as amended, has a $37.5 million availability as of September 30, 2015, of which we have used $13.9 million for issued letters of credit. In fiscal year 2013, we utilized $41.0 million to repay the seller subordinated 5.0% note, including accrued interest, associated with the Jacobs Trading acquisition and $18.3 million to close the NESA acquisition.

        Our Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, we are authorized to repurchase our issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. A summary of our share repurchase activity from fiscal year 2009 to the year ended September 30, 2015 is as follows:

Fiscal Year Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2009	707,462	$5.50	$3,874,000	$6,126,000
2010	1,225,019	$11.53	14,471,000	1,655,000
2011	229,575	$15.39	3,541,000	18,114,000
2012	505,067	$59.41	30,000,000	18,114,000
2013	—	—	—	31,000,000
2014	2,962,978	$15.90	44,873,000	5,127,000
2015	—	—	—	$5,127,000

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

Senior credit facility.    We maintain a $75.0 million senior credit facility due May 31, 2018. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of September 30, 2015, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $37.5 million as of September 30, 2015, of which we have used $13.9 million for issued letters of credit. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2015, we were in full compliance with the terms and conditions of our credit agreement.

        Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2015 Compared to 2014

        Net cash provided by operating activities increased $31.6 million to $43.5 million for the year ended September 30, 2015 from $11.9 million for the year ended September 30, 2014. For the year ended September 30, 2015, net cash provided by operating activities primarily consisted of net loss of $104.8 million, depreciation and amortization expense of $9.2 million, stock compensation expense of

$12.4 million, loss on business disposition of $8.0 million, goodwill and long-lived assets impairment of $147.4 million, net increase in accounts receivable, inventory, and prepaid expenses of $15.7 million, and provisions for inventory allowance and doubtful accounts of $0.5 million, offset in part by a net decrease in accounts payable, accrued expenses, and other liabilities of $38.7 million, and deferred tax benefit and incremental tax from exercises of common stock options of $6.2 million, net. For the year ended September 30, 2014, net cash provided by operating activities primarily consisted of net income of $30.4 million, depreciation and amortization expense of $16.6 million, stock compensation expense of $12.6 million and a net increase in accounts payable, accrued expenses and other liabilities of $20.6 million, offset in part by the NESA earn-out liability reversal of $18.4 million, a net increase in accounts receivable, inventory and prepaid expense of $47.4 million, and provisions for inventory allowance, doubtful accounts, deferred tax benefit, and incremental tax from exercises of common stock options of $2.6 million, net.

        Net cash used in investing activities was $9.8 million for the year ended September 30, 2015, and $7.7 million for the year ended September 30, 2014. For the year ended September 2015, net cash used in investing activities consisted primarily of net cash paid for business disposition of $2.4 million, an increase of goodwill and intangibles of $0.1 million, and capital expenditures of $7.3 million for purchases of equipment and leasehold improvements. For the year ended September 30, 2014, net cash used in investing activities in fiscal year 2014 consisted primarily of net cash paid for acquisitions and an increase of goodwill and intangibles of $0.2 million, and capital expenditures of $7.5 million for purchases of equipment and leasehold improvements.

        Net cash provided by financing activities was $0.1 million for the year ended September 30, 2015. Net cash used in financing activities as $36.9 million for the year ended September 30, 2014. For the year ended September 30, 2015, cash provided by financing activities consisted primarily of $0.1 million from exercises of common stock options and the tax benefit, net. For the year ended September 30, 2014, cash used in financing activities consisted primarily of $44.9 million in stock repurchases, offset in part by proceeds from the exercise of common stock options and the incremental tax benefit from the exercise of common stock options of $8.0 million.

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

Capital Expenditures.    Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $8.0 million to $9.0 million in the fiscal year ending September 30, 2015. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the year ended September 30, 2015 were $7.5 million. As of September 30, 2015, we have no outstanding commitments for capital expenditures.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2015. Operating leases, which represent commitments to rent office and warehouse space in the United States, are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$27,976	$9,087	$12,594	$5,313	$982

Total contractual cash obligations	$27,976	$9,087	$12,594	$5,313	$982

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2013, 2014 and 2015.

New Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board (FASB) issued a new standard that will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB delayed the effective date of the new standard such that the new standard will be effective for us beginning on October 1, 2018, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. We are currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the consolidated financial statements and related disclosures. As a result, our evaluation of the effect of the new standard will likely extend over several future periods.

        In April 2014, FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity's strategy, are reported in discontinued operations. The amendments in this update also require expanded disclosures for discontinued operations. In addition, for individually significant components of an entity that does not qualify for discontinued operations reporting, the Update requires the entity to disclose the pretax profit or loss of the component. Publicly-traded entities are required to prospectively apply this guidance for all disposals (or classifications as held for sale) of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We have evaluated and early adopted the new standard for purposes of reporting the disposal of Jacobs Trading Company pursuant to a purchase and sale agreement on September 22, 2015.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We did not have any debt as of September 30, 2015 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity.    We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 7.8% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

        Management assessed our internal control over financial reporting as of September 30, 2015, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Liquidity Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015 of Liquidity Services, Inc. and subsidiaries and our report dated November 23, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
November 23, 2015

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Incorporated by reference from the Company's Proxy Statement relating to its 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2015.

Code of Ethics, Governance Guidelines and Committee Charters

        We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees. The Code of Business Conduct and Ethics is available on our website.

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2015.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2015.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

        Incorporated by reference from the Company's Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2015.

Item 14.    Principal Accounting Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 23, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 23, 2015

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$95,465	$62,598
Accounts receivable, net of allowance for doubtful accounts of $471 and $1,042 in 2015 and 2014, respectively	6,194	21,688
Inventory	25,510	78,478
Tax refund receivable	33,491	—
Prepaid and deferred taxes	19,903	16,777
Prepaid expenses and other current assets	7,826	5,156

Total current assets	188,389	184,697
Property and equipment, net	13,356	12,283
Intangible assets, net	4,051	17,099
Goodwill	64,073	209,656
Deferred long-term tax assets	5,871	6,160
Other assets	12,748	1,823

Total assets	$288,488	$431,718

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,500	$15,994
Accrued expenses and other current liabilities	27,350	44,484
Profit-sharing distributions payable	2,512	4,740
Customer payables	29,802	41,544

Total current liabilities	69,164	106,762
Deferred taxes and other long-term liabilities	3,322	7,973

Total liabilities	72,486	114,735
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,026,223 shares issued and outstanding at September 30, 2015; 29,668,150 shares issued and outstanding at September 30, 2014	29	28
Additional paid-in capital	210,712	204,704
Accumulated other comprehensive loss	(5,626)	(3,451)
Retained earnings	10,887	115,702

Total stockholders' equity	216,002	316,983

Total liabilities and stockholders' equity	$288,488	$431,718

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2015	2014	2013
Revenue	$315,668	$388,671	$404,041
Fee revenue	81,457	106,990	101,815

Total revenue from operations	397,125	495,661	505,856
Costs and expenses from operations:
Cost of goods sold (excluding amortization)	166,009	211,659	199,494
Profit-sharing distributions	28,093	35,055	35,944
Technology and operations	99,743	108,940	90,052
Sales and marketing	41,465	41,951	40,170
General and administrative	41,418	49,428	48,950
Amortization of contract intangibles	1,211	7,265	7,265
Depreciation and amortization	8,024	9,330	10,109
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	147,414	(18,384)	5,921
Business disposition loss	7,963	—	—

Total costs and expenses	541,340	445,244	437,905

(Loss) income from operations	(144,215)	50,417	67,951
Interest and other expense (income), net	171	370	(704)

(Loss) income before provision for income taxes	(144,386)	50,047	68,655
(Benefit) provision for income taxes	(39,571)	19,657	27,551

Net (loss) income	$(104,815)	$30,390	$41,104

Basic (loss) earnings per common share	$(3.50)	$0.97	$1.30

Diluted (loss) earnings per common share	$(3.50)	$0.97	$1.26

Basic weighted average shares outstanding	29,987,985	31,243,932	31,616,926

Diluted weighted average shares outstanding	29,987,985	31,395,301	32,657,236

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year ended September 30,
	2015	2014	2013
Net (loss) income	$(104,815)	$30,390	$41,104
Other comprehensive (loss) income:
Defined benefit pension plan—unrecognized amounts, net of taxes	1,101	(927)	563
Foreign currency translation	(3,276)	(3,042)	(1,291)

Other comprehensive (loss) income, net of taxes	(2,175)	(3,969)	(728)

Comprehensive (loss) income	$(106,990)	$26,421	$40,376

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)
					Additional Paid-in Capital		Retained Earnings
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2012	—	$—	31,138,111	$31	$182,361	$1,246	$66,365	$250,003
Exercise of common stock options and restricted stock	—	—	673,653	—	2,532	—	—	2,532
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	21,968	—	—	21,968
Net income	—	—	—	—	—	—	41,104	41,104
Defined benefit pension plan—unrecognized amounts, net of taxes						563		563
Foreign currency translation and other	—	—	—	—	—	(1,291)	—	(1,291)

Balance at September 30, 2013	—	—	31,811,764	$31	$206,861	$518	$107,469	$314,879
Common stock repurchase	(2,962,978)	(44,870)	—	(3)	—	—	—	(44,873)
Common stock retired	2,962,978	44,870	(2,962,978)	—	(22,713)		(22,157)	—
Exercise of common stock options and restricted stock	—	—	819,364	—	4,146	—	—	4,146
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	16,410	—	—	16,410
Net income	—	—	—	—	—	—	30,390	30,390
Defined benefit pension plan—unrecognized amounts, net of taxes						(927)		(927)
Foreign currency translation	—	—	—	—	—	(3,042)	—	(3,042)

Balance at September 30, 2014	—	—	29,668,150	$28	$204,704	$(3,451)	$115,702	$316,983
Exercise of common stock options and restricted stock	—	—	358,073	1	105	—	—	106
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	5,903	—	—	5,903
Net loss	—	—	—	—	—	—	(104,815)	(104,815)
Defined benefit pension plan—unrecognized amounts, net of taxes						1,101		1,101
Foreign currency translation	—	—	—	—	—	(3,276)	—	(3,276)

Balance at September 30, 2015	—	$—	30,026,223	$29	$210,712	$(5,626)	$10,887	$216,002

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2015	2014	2013
Operating activities
Net (loss) income	$(104,815)	$30,390	$41,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,235	16,595	17,374
Business disposition loss	7,963	—	—
Gain on early extinguishment of debt	—	—	(1,000)
Change in fair value of earn out liability	—	(18,390)	5,437
Stock compensation expense	12,405	12,605	13,379
Provision (benefit) for inventory allowance	(575)	271	(1,122)
Provision (benefit) for doubtful accounts	1,109	151	(357)
Deferred tax expense (benefit)	(6,282)	828	(6,852)
Impairment of goodwill and intangibles	147,414	—	—
Incremental tax loss (benefit) from exercise of common stock options and restricted stock	38	(3,805)	(8,588)
Changes in operating assets and liabilities:
Accounts receivable	12,651	2,211	(7,466)
Inventory	43,101	(49,488)	(7,470)
Prepaid and deferred taxes	(38,545)	(2,829)	14,243
Prepaid expenses and other assets	(1,499)	2,735	(26)
Accounts payable	(4,534)	(545)	6,542
Accrued expenses and other	(18,895)	9,659	(2,341)
Profit-sharing distributions payable	(2,228)	425	274
Customer payables	(11,742)	12,046	(4,768)
Acquisition earn out payable	—	—	(11,422)
Other liabilities	(1,310)	(1,003)	(198)

Net cash provided by operating activities	43,491	11,856	46,743
Investing activities
Cash paid in divestiture	(2,372)	—	—
Cash paid for acquisitions and increase in goodwill and intangibles	(137)	(141)	(14,730)
Purchases of property and equipment	(7,312)	(7,539)	(5,463)

Net cash used in investing activities	(9,821)	(7,680)	(20,193)
Financing activities
Principal repayments of debt	—	—	(39,000)
Repurchases of common stock	—	(44,873)	—
Proceeds from exercise of common stock options (net of tax)	106	4,146	2,532
Incremental tax benefit from exercise of common stock options and restricted stock	(38)	3,805	8,588
Payment of acquisition contingent liabilities	—	—	(8,185)

Net cash (used in) provided by financing activities	68	(36,922)	(36,065)
Effect of exchange rate differences on cash and cash equivalents	(871)	235	(158)

Net increase (decrease) in cash and cash equivalents	32,867	(32,511)	(9,673)
Cash and cash equivalents at beginning of year	62,598	95,109	104,782

Cash and cash equivalents at end of year	$95,465	$62,598	$95,109

Supplemental disclosure of cash flow information
Cash paid for income taxes	$5,678	$18,108	$16,760
Cash paid for interest	—	—	2,034
Contingent purchase price accrued	—	—	18,390
Note receivable from sale of business unit	12,250	—	—
Tax refund receivable from sale of business unit	33,491	—	—

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services, Inc. and subsidiaries (LS or the Company) is a leading online auction marketplace for surplus and salvage assets. LS enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, LS enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. LS organizes its products into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company's online auction marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. LS has one reportable segment consisting of operating auction marketplaces for sellers and buyers of surplus, salvage and scrap assets. In fiscal year 2015, approximately 7.8% of the Company's revenue was generated outside of the U.S.

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

  Property and Equipment

        Property and equipment is recorded at cost, and depreciated and amortized on a straight-line basis over the following estimated useful lives:

Computers and purchased software	One to five years
Office equipment	Three years
Furniture and fixtures	Five to seven years
Leasehold improvements	Shorter of lease term or useful life
Buildings	Thirty-nine years
Land	Not depreciated

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Intangible Assets

        Intangible assets primarily consist of contract acquisition costs, covenants not to compete, and other intangible assets associated with acquisitions. Intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years.

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

  Goodwill

        Goodwill is reviewed for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant customer. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more than likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further testing of goodwill assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the implied fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in the statement of operations.

  Revenue Recognition

        The Company recognizes revenue when all of the following criteria are met:

  •
  a buyer submits the winning bid in an auction and, as a result, evidence of an arrangement exists and the sale price has been determined;

  •
  the buyer has assumed the risks and rewards of ownership; and

  •
  collection is reasonably assured.

        Revenue is also evaluated for reporting revenue of gross proceeds as the principal in the arrangement or net of commissions as an agent. In arrangements in which the Company is deemed to be the primary obligor, bears physical and general inventory risk, and credit risk, LS recognizes as revenue the gross proceeds from the sale, including buyer's premiums. The Company has evaluated its revenue recognition policy related to sales under LS's profit-sharing model and determined it is appropriate to account for these sales on a gross basis. In the Company's evaluation, the Company

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

relied most heavily upon its status as primary obligor in the sales relationship and the fact that the Company has general inventory risk.

        In arrangements in which the Company acts as an agent or broker on a consignment basis, without taking physical or general inventory risk, revenue is recognized based on the sales commissions that are paid to the Company by the sellers for utilizing LS's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction. Such revenue as well as other fee revenue is presented as Fee Revenue in the Consolidated Statements of Operations.

        The Company collects and remits sales taxes on merchandise that it purchases and sells, and reports such amounts under the net method in its Consolidated Statements of Operations.

  Cost of Goods Sold

        Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees. The Company purchases the majority of its inventory at a percentage of the supplier's original acquisition cost under the Surplus Contract and certain commercial contracts, at a percentage of the supplier's last retail price under certain commercial contracts, and at a fixed price per pound that varies depending on the type of the inventory purchased under the Scrap Contract. Title for the inventory passes to the Company at the time of purchase and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government customers when it receives only sales commission revenue and, as such, recognizes no cost of goods sold associated with those sales. Cost of goods sold also includes shipping and handling costs and amounts paid by customers for shipping and handling.

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

  Stock-Based Compensation

        The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company's common stock on the date of grant. The determination of the fair value of the Company's stock option awards, stock appreciation rights, and restricted stock awards is based on a variety of factors including, but not limited to, the Company's common stock price, expected stock price volatility over the expected life of awards based on historical realized volatility, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from materially these estimates.

        The Company issues restricted stock awards where restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. For stock awards that contain performance vesting conditions, the Company excludes these awards from diluted earnings per share computations until the contingency is met as of the end of that reporting period. For awards to non-employees (who are not directors), the Company records compensation cost as the performance condition is met. The Company presents the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity with a corresponding operating cash outflow in the Consolidated Statements of Cash Flows.

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $5,331,000, $7,229,000, and $4,560,000 for the years ended September 30, 2015, 2014 and 2013, respectively.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive (loss) income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses for 2013, 2014 and 2015 are included in interest expense and other expense (income), net in the consolidated statements of operations.

  Earnings per Share

        Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 1,543,869 unvested restricted shares, which were issued at prices ranging from $7.48 -$52.55, during the years ended September 30, 2013, 2012, 2011, 2010, and 2009, of which 383,831 have been included in the calculation of diluted income per share for the year ended September 30, 2013. The Company had 1,897,827 unvested restricted shares, which were issued at prices ranging from $7.48 - $52.55, during the years ended September 30, 2014, 2013, 2012, 2011, 2010, and 2008, of which 341,137 have been included in the calculation of diluted income per share for the year ended September 30, 2014. The Company had 2,367,187 unvested restricted shares, which were issued at prices ranging from $7.48 - $52.55, during the years ended September 30, 2015, 2014, 2013, 2012, 2011, 2010, and 2008, of which 795,923 have been included in the calculation of diluted income per share for the year ended September 30, 2015. The Company has also not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

        (a)   for the fiscal year ended September 30, 2015 - 1,256,345 options;

        (b)   for the fiscal year ended September 30, 2014 - 836,303 options; and

        (c)   for the fiscal year ended September 30, 2013 - 151,291 options.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2015	2014	2013
	(amounts in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	29,987,985	31,243,932	31,616,926
Treasury stock effect of options and restricted stock	—	151,369	1,040,310

Diluted weighted average common shares outstanding	29,987,985	31,395,301	32,657,236

Net (loss) income	$(104,815)	$30,390	$41,104

Basic (loss) earnings per common share	$(3.50)	$0.97	$1.30

Diluted (loss) earnings per common share	$(3.50)	$0.97	$1.26

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

        In April 2014, FASB issued Accounting Standards Update ("ASU") 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. The amendments in this Update improve the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. Under current U.S. GAAP, many disposals, some of which may be routine in nature and not a change in an entity's strategy, are reported in discontinued operations. The amendments in this update also require expanded disclosures for discontinued operations. In addition, for individually significant components of an entity that does not qualify for discontinued operations reporting, the Update requires the entity to disclose the pretax profit or loss of the component. Publicly-traded entities are required to prospectively apply this guidance for all disposals (or classifications as held for sale) of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company has evaluated and early adopted

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

the new standard for purposes of reporting the disposal of Jacobs Trading Company pursuant to a purchase and sale agreement on September 22, 2015.

        In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which amends existing guidance by requiring that additional information be disclosed about items reclassified out of accumulated other comprehensive income. The additional information includes separately stating the total change for each component of other comprehensive income and separately disclosing both current-period other comprehensive income and reclassification adjustments. Entities are also required to present, either on the face of the income statement or in the note to the financial statements, significant amounts reclassified out of accumulated other comprehensive income as separate line items of net income but only if the entire amount reclassified must be reclassified to net income in the same reporting period. For amounts that are not required to be reclassified in their entirety to net income, an entity must cross-reference to other disclosures that provide additional detail about those amounts. ASU 2013-02 was effective for interim and annual periods beginning after December 15, 2013, which for the Company was its fiscal 2014 first quarter. The adoption of this update did not have a material impact on its financial statements.

3. Significant Contracts

  DLA Disposition Services

        The Company has a Surplus Contract with the DLA Disposition Services in which the base term expired in February 2012 with two one year renewal options. The DoD has exercised both renewal options. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the Surplus Contract for a base term of ten months with two one-month renewal option periods. On December 3, 2014, the DoD exercised the two one-month renewal option periods. In February 2015, the DoD awarded the Company a second follow-on contract to the second Surplus Contract for a base term of six months with three 30-day additional option periods. The DoD has exercised all three 30-day renewal option periods. On November 13, 2015, the DLA Disposition Services notified the Company that they were amending the current Surplus Contract to extend the wind-down period by an additional ten months to allow for the continued processing of usable non-rolling stock surplus property. All other terms, including pricing, remain consistent with the current Surplus Contract. Under the current Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD's original acquisition value (OAV). The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet, the Company has a liability to the DoD of approximately $2,026,000 and $19,545,000 for inventory as of September 30, 2015 and 2014, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

        As a result of the current Surplus Contract, the Company is the sole remarketer of all DoD surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam. Revenue from the current Surplus Contract accounted for 27.7%, 26.8%, and 24.7% of our consolidated revenue for the fiscal years ended September 30, 2013, 2014, and 2015, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Significant Contracts (Continued)

        The DoD, in accordance with the award of the next Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014. On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD's OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options. Following the bidding event on April 2, 2014 for the DoD rolling stock contract, the Company withdrew from the live auction bidding for this contract. Bidding had reached a level that the Company determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service the Company has historically provided the agency client. The price the Company will pay for inventory under the new non-rolling stock contract is expected to increase from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2016 and beyond. This Surplus Contract became effective November 14, 2015.

        The Company has a Scrap Contract with the DLA Disposition Services in which the base term expired in June 2012 with three one year renewal options. The DoD has exercised all three renewal options. Under the terms of the Scrap Contract, the Company is required to purchase all scrap government property referred to it by the DLA Disposition Services. The Company distributes to the DLA Disposition Services 77% of the profits realized from the ultimate sale of the inventory, after deduction for allowable expenses, as provided for under the terms of the contract. The Contract also has a performance incentive that allows it to receive up to an additional 2% of the profit sharing distribution. This incentive is measured annually on June 30th, and is applied to the prior 12 months. The Company earned a performance incentive for the years ended September 30, 2015, 2014 and 2013 of approximately $1,123,000, $1,326,000, and $1,265,000, respectively. Effective June 9, 2015, modifications were made to the principal terms of the Scrap Contract including that (i) contract pricing will be adjusted to reflect a 65% profit sharing distribution to the DLA Disposition Services; (ii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by certain commodity categories with a 60-day notification required; provided that no such termination shall be effective sooner than October 8, 2015. The modifications to the Scrap Contract included the elimination of the small business performance incentive. For the years ended September 30, 2015, 2014 and 2013, profit-sharing distributions to the DLA Disposition Services under the Scrap Contract were $28,093,000, $34,935,000, and $35,944,000, including accrued amounts, as of September 30, 2015, 2014, and 2013, of $2,509,000, $4,740,000, and $4,315,000, respectively. The Scrap Contract may be terminated by either the Company or the DLA Disposition Services if the rate of return performance ratio does not exceed specified benchmark ratios for two consecutive quarterly periods and the preceding twelve months. The Company has performed in excess of the benchmark ratios throughout the contract period through September 30, 2015.

        As a result of the Scrap Contract, the Company is the sole remarketer of all U.S. Department of Defense scrap turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam. Revenue from the Scrap Contract accounted for 13.5%, 14.4%, and 15.3% of our consolidated revenue for the fiscal years ended September 30, 2013, 2014, and 2015, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

4. Acquisitions

  National Electronic Service Association (NESA)

        On November 1, 2012, the Company acquired the assets and assumed liabilities of National Electronic Service Association (NESA) in an all cash transaction. The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. Under the terms of the agreement, the earn-out is based on EBITDA earned by NESA during the 36-48 months after closing. EBITDA growth used in the calculation is capped at 20% of prior period. The Company's estimate for the total payout ranged from zero to a maximum of $37.7 million. The Company's estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million. Based upon revised projections, the Company determined that the fair value of the earn-out as of June 30, 2014 was zero and reversed the liability of $18.6 million with a corresponding reduction (credit) in the Acquisition Costs line in the Consolidated Statement of Operations for the year ended September 30, 2014. The Company continues to believe the fair value of the earn-out is zero as of September 30, 2015. NESA is a Canadian provider of returns management, refurbishment and reverse logistics services for high-value consumer products. NESA provides expertise and focused services to Fortune 1000 companies in the management of Consumer Electronics, Telecommunications, and Information Technology products.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2015	2014
	(in thousands)
Computers and purchased software	$24,565	$23,185
Office/Operational equipment	6,922	6,502
Furniture and fixtures	1,260	1,467
Vehicles	1,015	1,006
Leasehold improvements	5,301	4,729
Building	1,849	—
Land	754	—

	41,666	36,889
Less: Accumulated depreciation and amortization	(28,310)	(24,606)

	$13,356	$12,283

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2015, 2014 and 2013 was $6,130,000, $5,623,000, and $5,696,000, respectively.

6. Goodwill

        The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. As of December 31, 2014, the Company identified indicators of impairment and as a result performed an impairment test which resulted in an impairment of $85.1 million. As part of the Company's annual impairment test, the Company identified indicators of impairment and as a result performed an impairment test and concluded as part of the step one test that the carrying values of both of the Company's two reporting units exceeded their estimated fair values. As a result of the step two test, the Company recorded an impairment charge of $51.2 million during the fourth quarter of fiscal year 2015. The Company performed the step two test using the discounted cash flow method. The following summarizes our goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2013	$211,711
Translation adjustments	(2,055)

Balance at September 30, 2014	209,656
Impairment charge	(136,248)
Business dispostion	(6,733)
Translation adjustments	(2,602)

Balance at September 30, 2015	$64,073

        Goodwill impairment losses as of September 30, 2015, were $136.2 million and were the result of the termination of the Wal-Mart Agreement, cessation of operations of NESA, and decline in market capitalization.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets

        Intangible assets at September 30, 2015 and September 30, 2014 consisted of the following:

		September 30, 2015			September 30, 2014
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	10	$1,500	$—	$1,500	$33,300	$(21,796)	$11,504
Brand and technology	3 - 5	5,749	(3,926)	1,823	5,947	(2,852)	3,095
Covenants not to compete	3 - 5	700	(433)	267	4,330	(2,245)	2,085
Patent and trademarks	3 - 10	792	(331)	461	672	(257)	415

Total intangible assets, net				$4,051			$17,099

        Future expected amortization of intangible assets at September 30, 2015 was as follows:

Years ending September 30,	Amortization
(in thousands)
2016	$1,440
2017	1,070
2018	284
2019	203
2020 and after	1,054

Total	$4,051

        Amortization expense related to intangible assets for the years ended September 30, 2015, 2014 and 2013 was $3,105,000, $10,972,000, and $11,678,000, respectively.

8. Debt

  Senior Credit Facility

        In 2010, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $75.0 million, as amended. On May 1, 2015, the Company amended this credit facility extending the term to May 31, 2018. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.451% at September 30, 2015) due monthly. As of September 30, 2015, the Company had no outstanding borrowings under the Agreement, and the Company's borrowing availability was $37.5 million, of which the Company has used $13.9 million for issued letters of credit. Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of September 30, 2015, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2021. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $1,151,000 and $1,113,000, at September 30, 2015 and 2014, respectively. Future minimum payments under the leases as of September 30, 2015 are as follows:

Years ending September 30,	Operating Lease Payments
(in thousands)
2016	$9,087
2017	7,086
2018	5,508
2019	3,735
2020	1,578
2021	982

Total future minimum lease payments	$27,976

        Rent expense for the years ended September 30, 2015, 2014 and 2013 was $12,528,000, $12,099,000, and $11,236,000, respectively.

10. 401(k) Benefit Plan

        The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2015, 2014 and 2013, the Company contributed and recorded expense of approximately $2,434,000, $2,680,000, and $2,382,000, respectively, to the Plan.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        The components of the provision for income taxes of continuing operations are as follows:

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Current tax provision:
U.S. Federal	$(32,116)	$14,328	$27,611
State	(1,375)	2,613	5,035
Foreign	203	1,888	1,757

	(33,288)	18,829	34,403
Deferred tax (benefit) expense:
U.S. Federal	326	(2,886)	(6,012)
State	(4,422)	(526)	(1,096)
Foreign	(2,187)	4,240	256

	(6,283)	828	(6,852)

Total provision	$(39,571)	$19,657	$27,551

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$8,586	$6,426
Net operating losses—US	11,208	1,674
Accrued vacation and bonus	4,251	2,040
Inventory capitalization	2,817	7,328
Inventory reserves	299	105
Allowance for doubtful accounts	83	291
Stock compensation expense	7,135	10,259
Amortization of intangibles	2,808	9,071
Pension liability	—	790
Other	530	273

Total deferred tax assets before valuation allowance	37,717	38,257
Less: valuation allowance	(8,474)	(7,216)

Net deferred tax assets	29,243	31,041
Deferred tax liabilities:
Amortization of goodwill	14,760	16,022
Depreciation	472	754
Pension liability	112	—

Total deferred tax liabilities	$15,344	$16,776

Net deferred taxes	$13,899	$14,265

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        The net current deferred tax asset of approximately $10,059,000, and $12,321,000 is recorded in prepaid and deferred taxes on the consolidated balance sheet as of September 30, 2015 and 2014, respectively. The net non-current deferred tax asset of approximately $5,871,000 and $6,160,000 is recorded in deferred tax assets and other assets on the consolidated balance sheet as of September 30, 2015 and 2014 respectively. The net non-current deferred tax liability of approximately $2,031,000 and $4,217,000 is recorded in other liabilities on the consolidated balance sheet as of September 30, 2015 and 2014 respectively.

        The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year ended September 30,
	2015	2014	2013
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	(6.3)	0.5	0.6
State taxes	2.6	2.7	3.9
Net foreign rate differential	(3.0)	(2.5)	(0.7)
Change in valuation allowance	(0.9)	3.6	1.3

Provision for income taxes	27.4%	39.3%	40.1%

        At September 30, 2015 and 2014, the Company had deferred tax assets related to available foreign net operating loss (NOL) carryforwards of approximately $8,586,000 and $6,426,000, respectively. All but approximately $455,000 of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2017 through 2035. Due to historic losses of those foreign entities, the Company does not believe that it is more likely than not that the related deferred tax assets will be realized and a full valuation allowance has been recorded. In addition, the Company also recorded a deferred tax asset of $9,534,000 related to NOL carryforwards related to its loss from its sale of the Jacobs Trading business. These NOL carryforwards expire in 2035. The Company will adjust these NOL carryforwards and the related valuation allowance as the related tax returns are filed. The Company has incurred a current U.S. tax loss of approximately $112,085,000 of which $91,759,000 will be carried back to 2013 and 2014 to recover approximately $32,115,000 and $1,376,000 of federal and state taxes respectively.

        The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $12.0 million as of September 30, 2015. As of September 30, 2015 and 2014, approximately $23.6 million and $9.3 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

Currently, the Company is subject to income tax examinations for fiscal years 2012, 2013, and 2014. The Company anticipates no material tax liability to arise from these examinations. The statute of limitations for years prior to fiscal 2012 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2012 may be adjusted upon examination by tax authorities if they are utilized.

12. Stockholders' Equity

  2006 Omnibus Long-Term Incentive Plan

        In conjunction with the Company's initial public offering, the board of directors and the Company's stockholders approved the 2006 Omnibus Long-Term Incentive Plan, or the 2006 Plan, on December 2, 2005. The 2005 Stock Option and Incentive Plan was terminated when the 2006 Plan became effective, immediately after the closing of the initial public offering.

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

        Under the 2006 Plan, as amended, 10,000,000 shares were available for issuance. At September 30, 2009, there were 5,189,996 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2010, the Company granted options to purchase 624,566 shares to employees and directors with exercise prices between $9.05 and $13.96, and options to purchase 75,467 shares were forfeited. During fiscal year 2010, the Company granted 699,410 restricted shares to employees and directors at prices ranging from $9.05 to $13.96, and 45,026 restricted shares were forfeited. At September 30, 2010, there were 3,986,513 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2011, the Company granted options to purchase 321,072 shares to employees and directors with exercise prices between $14.30 and $17.02, and options to purchase 73,591 shares were forfeited. During fiscal year 2011, the Company granted 736,340 restricted shares to employees and directors at prices ranging from $12.88 to $25.52, and 150,112 restricted shares were forfeited. During fiscal year 2012, the Company granted options to purchase 181,783 shares to employees and directors with exercise prices between $31.37 and $42.31, and options to purchase 78,148 shares were forfeited. During fiscal year 2012, the Company granted 633,647 restricted shares to employees and directors at prices ranging from $31.37 to $52.55, and 138,052 restricted shares were forfeited. During the twelve months ended September 30, 2012, the Company issued 100,000 restricted shares to a non-employee that vest based on performance conditions. During fiscal year 2013, the Company granted options to purchase 171,994 shares to employees and directors with exercise prices between $29.47 and $46.72, and options to purchase 32,244 shares were forfeited. During fiscal year 2013, the Company granted 997,857 restricted shares to

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

employees and directors at prices ranging from $29.47 to $42.47, and 403,083 restricted shares were forfeited. During the twelve months ended September 30, 2013, the Company issued 335,000 restricted shares and cancelled 281,500 restricted shares to a non-employee that vest based on performance conditions. During fiscal year 2014, the Company granted options to purchase 437,755 shares to employees and directors with exercise prices between $21.53 and $31.37, and options to purchase 181,094 shares were forfeited. During fiscal year 2014, the Company granted 1,040,748 restricted shares to employees and directors at prices ranging from $13.11 to $38.09, and 250,586 restricted shares were forfeited. In February 2015, at the Company's annual meeting of stockholders, the stockholders approved an amendment to the Plan which provided for an increase of 3,000,000 shares of the Company's common stock to the shares available for issuance under the 2006 Plan and established a fungible share pool so that grants of awards other than options or stock appreciation rights after January 9, 2015, would be counted as 1.5 shares from the reserve. During fiscal year 2015, the Company granted options to purchase 310,177 shares to employees and directors with exercise prices between $9.35 and $10.41, and options to purchase 288,572 shares were forfeited. During fiscal year 2015, the Company granted 1,298,604 restricted shares to employees and directors at prices ranging from $9.35 to $12.57, and 486,040 restricted shares were forfeited. At September 30, 2015, there were 2,364,472 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the fiscal year ended September 30, 2015, the Company issued 737,972 cash-settled stock appreciation rights, at the price of $9.35, and 59,156 cash-settled stock appreciation rights were forfeited. Stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

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

  Share Repurchase Program

        The Company's Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using the Company's available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. A summary of the Company's share repurchase activity from fiscal year 2009 to the year ended September 30, 2015 is as follows:

Fiscal Year Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2009	707,462	$5.50	$3,874,000	$6,126,000
2010	1,225,019	$11.53	14,471,000	1,655,000
2011	229,575	$15.39	3,541,000	18,114,000
2012	505,067	$59.41	30,000,000	18,114,000
2013	—	—	—	31,000,000
2014	2,962,978	$15.90	44,873,000	5,127,000
2015	—	—	—	$5,127,000

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2015, 2014, and 2013 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2012	1,675,795	$13.84
Options granted	171,994	35.76
Options exercised	(223,139)	11.35
Options canceled	(32,244)	18.67

Options outstanding at September 30, 2013	1,592,406	16.46
Options granted	437,755	22.41
Options exercised	(383,160)	10.83
Options canceled	(181,094)	18.14

Options outstanding at September 30, 2014	1,465,907	19.50
Options granted	310,177	9.92
Options exercised	(14,869)	7.09
Options canceled	(288,572)	20.26

Options outstanding at September 30, 2015	1,472,643	17.46

Options exercisable at September 30, 2015	946,434	18.23

        The following table summarizes information about options outstanding at September 30, 2015:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$5.53 - $7.48	66,280	3.26	$7.44
$8.40 - $46.72	1,406,363	6.16	$17.93

        The following table summarizes information about options exercisable at September 30, 2015:

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$5.53 - $46.72	946,434	4.23	$18.23

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Stockholders' Equity (Continued)

        The following table summarizes information about assumptions used in valuing options granted:

	Year ended September 30
	2015	2014	2013
Dividend yield	—	—	—
Expected volatility	71.9% - 77.9%	50.9%	51.8% - 60.6%
Risk-free interest rate	0.26% - 1.4%	0.1% - 1.2%	0.1% - 1.0%
Expected forfeiture rate	22.2% - 22.8%	22.8%	19.7%

        The intrinsic value of outstanding and exercisable options at September 30, 2015 was approximately $2,000 and $2,000, respectively, based on a stock price of $7.39 on September 30, 2015.

        The weighted average grant date fair value of options granted during 2015, 2014, and 2013 was $4.89, $7.89, and $12.98, respectively.

        The intrinsic value of options exercised at September 30, 2015, 2014, and 2013 was approximately $4,000, $1,119,000, and $4,943,000, respectively.

  Restricted Share Activity

        A summary of the Company's restricted share activity for the years ended September 30, 2015, 2014, and 2013 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2012	1,399,609	$22.51
Restricted shares granted	997,857	36.97
Restricted shares vested	(450,514)	21.18
Restricted shares canceled	(403,083)	35.39

Unvested restricted shares at September 30, 2013	1,543,869	28.89
Restricted shares granted	1,040,748	18.78
Restricted shares vested	(436,204)	24.72
Restricted shares canceled	(250,586)	23.87

Unvested restricted shares at September 30, 2014	1,897,827	24.96
Restricted shares granted	1,298,604	10.04
Restricted shares vested	(343,204)	27.50
Restricted shares canceled	(486,040)	26.54

Unvested restricted shares at September 30, 2015	2,367,187	16.08

        For the years ended September 30, 2015, 2014 and 2013 the Company recorded stock-based compensation of $12,405,000, $12,605,000, and $13,379,000, respectively. The total costs related to unvested awards, not yet recognized, as of September 30, 2015 was $28,666,000, which will be recognized over the weighted average vesting period of 20.3 months.

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

        As of September 30, 2015 and 2014, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of September 30, 2013, the Company's liability for an earn-out related to the NESA acquisition of $18,390,000 is the only liability measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy. Based upon revised projections and as a result of unfavorable developments in the business, the Company determined that the fair value of the earn-out relates to the NESA acquisition as of June 30, 2014 was zero and reversed the liability of $18.6 million. The Company continues to believe that the fair value of the earn-out related to the NESA acquisition is zero as of September 30, 2015. The changes in liabilities measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2015 are as follows ($ in thousands):

Level 3 Liabilities
Balance at September 30, 2013	$18,390
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	(18,390)

Balance at September 30, 2014	—
Acquisition contingent consideration	—
Settlements	—
Change in fair value of contingent consideration	—

Balance at September 30, 2015	$—

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

are recorded in Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets in the Consolidated Statements of Operations.

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

        The Company recognizes the funded status of its postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in stockholders' equity. The funded status is measured as the difference between the fair value of the plan's assets and the benefit obligation of the plan.

        The net periodic benefit cost recognized for the years ended September 30, 2015, 2014 and 2013, included the following components:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2015	2014	2013
	(in thousands)
Interest cost	$964	$1,125	$1,055
Expected return on plan assets	(1,186)	(1,324)	(1,055)

Total net periodic benefit cost	$(222)	$(199)	$—

        The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2015 and September 30, 2014:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2015	2014
	(in thousands)
Change in benefit obligation
Beginning balance	$27,527	$25,558
Interest cost	964	1,125
Benefits paid	(1,674)	(1,104)
Actuarial (gain)/loss	(905)	1,924
Foreign currency exchange rate changes	(1,843)	24

Ending balance	$24,069	$27,527

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2015	2014
	(in thousands)
Change in plan assets
Beginning balance at fair value	$24,946	$22,006
Actual return on plan assets	1,382	2,321
Benefits paid	(1,674)	(1,104)
Employer's contributions	1,613	1,727
Foreign currency exchange rate changes	(1,730)	(4)

Ending balance at fair value	$24,537	$24,946

Overfunded (underfunded) status of the plan	$468	$(2,581)

        The accrued pension asset of $0.5 million is recorded in Other long-term assets in the Consolidated Balance Sheet. Because the plan is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, and totals $24,069,000 and $27,527,000 at September 30, 2015 and September 30, 2014, respectively.

        The amount recognized in other comprehensive loss related to the Company's qualified defined benefit pension plan, net of tax, for the year ended September 30, 2015 and September 30, 2014, is shown in the following table:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2015	2014
	(in thousands)
Accumulated OCI
Accumulated OCI at beginning of year	$(220)	$(1,147)
New actuarial (gains)/losses	(1,101)	927

Accumulated OCI at end of year	$(1,321)	$(220)

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2015 based on September 30, 2015 plan measurements are $0. The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. In fiscal year 2016, the Company expects to contribute $1.6 million to

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

the plan. In addition, the Company expects to make the following pension plan contributions over the next 10 years:

Plan Contributions
(in thousands)
Year ending September 30,
2016	$1,578
2017	1,578
2018	1,578
2019	394
2020	—
2021 through 2025	—

Total	$5,128

  Actuarial Assumptions

        The actuarial assumptions used to determine the benefit obligations at September 30, 2015 and September 30, 2014, and to determine the net periodic benefit cost for the year were as follows:

Qualified Defined Benefit Pension Plan

	2015	2014
Discount rate	3.70%	3.80%
Expected return on plan assets	4.60%	5.00%
Increases to non-GMP pensions in payment accrued pre 4/6/97	0.00%	0.00%
Increases to non-GMP pensions in payment accrued post 4/6/97	1.90%	2.30%
Rate of increases to deferred CPI linked benefits	1.90%	2.30%
Rate of increases to deferred RPI linked benefits	3.00%	3.30%

        Mortality—90% of S1NxA tables, projected in line with 2014 CMI projection model and 1.0% p.a long-term rate of improvement.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

  Estimated Future Benefit Payments

        The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2016	$649
2017	1,013
2018	768
2019	774
2020	822
2021 through 2025	4,201

Total	$8,227

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

        Assets were initially invested based on the target allocations stated below. The assets are allocated among equity investments and fixed income securities. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The assets are not rebalanced and consisted of the following as of September 30, 2015:

	Target Allocation	Actual 2015
Equity securities	50%	39.5%
Fixed-income securities	50%	59.0%
Cash equivalents	0%	1.5%

Total	100.0%	100.0%

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

Balance as of September 30, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$9,692	$—	$9,692
Fixed-income securities	—	14,477	—	14,477
Cash equivalents	368	—	—	368

Total	$368	$24,169	$—	$24,537

  Valuation Techniques

        The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources, or determined according to approved pricing policies in circumstances where independent sources are not available.

15. Guarantees

        During the second quarter of 2015, the Company issued a guarantee to GoIndustry (UK) Limited (the "Subsidiary") and the Trustees (the "Trustees") of the Henry Butcher Pension Fund and Life Assurance Scheme (the "Scheme"). Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

15. Guarantees (Continued)

would otherwise have been entitled to recover on the basis of a guarantee. The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations.

16. Business Realignment Expenses

        On October 1, 2014, the Company announced that it had realigned its workforce in response to the new terms and scope of its DoD (third) Surplus Contract for non-rolling stock and to adjust for the efficiencies realized in its commercial business through ongoing integration efforts to support the future vision and growth of the Company. The business realignment included employee reductions across the organization. Business realignment expenses during the fiscal year ended September 30, 2014, included costs of $1.8 million in employee severance and benefit costs. In September 2015, the Company evaluated its business realignment effort which resulted in a net increase of $0.3 million in accrued expense primarily due to timing changes in commencement of the third DoD Surplus Contract and the delay in the wind-down of the NESA business.

        The table below sets forth the significant components and activity in the business realignment initiatives during the fiscal year ended September 30, 2015

	Liability Balance at September 30, 2014	Business Realignment Expenses	Cash Payments	Foreign Currency Adjustment	Liability Balance at September 30, 2015
	(in thousands)
Employee severance and benefit costs for fiscal 2014 accrual	$1,780	$(216)	$(1,161)	$(47)	$356
Employee severance and benefit costs for fiscal 2015 accrual	—	489	—	—	489

Total	$1,780	$273	$(1,161)	$(47)	$845

        The business realignment expenses are recorded in costs and expenses from operations in the statement of operations, and in accrued expenses and other current liabilities on the balance sheet as of September 30, 2014 and September 30, 2015.

17. Termination of the Wal-Mart Agreement

        As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under Seller's Master Merchandise Salvage Contract (the "Wal-Mart Agreement") dated May 13, 2011. On December 1, 2014, Wal-Mart provided the Company written notice (the "Termination Notice") terminating the Wal-Mart Agreement effective December 8, 2014. The Termination Notice alleged that the Company failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. The Company disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart. As a result of negotiations with Wal-Mart, on January 22, 2015, a settlement was finalized whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart agreed to pay $7.5 million in damages. The payment was received from Wal-Mart in February 2015.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

18. Business Disposition

        On September 30, 2015, the Company sold certain assets related to the Jacobs Trading business to a Buyer, Tanager Acquisitions, LLC. In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued the Company a five-year promissory note in the amount of $12.3 million. As a result of the disposition, during the three months ended September 30, 2015, the Company recorded a loss on the disposition of $8.0 million, determined as follows (in thousands):

Carrying value of net assets disposed	$22,920
Carrying value of net liabilities disposed	(2,707)

20,213
Buyer issued note	(12,250)

Loss on sale of assets	$7,963

19. Legal Proceedings

        On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company's common stock between February 1, 2012, and May 7, 2014. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company's growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys' and experts' fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees' Retirement Fund as co-lead plaintiffs. The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant. The Company believes the allegations are without merit and on March 2, 2015, moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. That motion was fully submitted as of June 1, 2015, and the Company is awaiting a decision by the Court. The Company cannot estimate a range of potential liability, if any, at this time.

20. Quarterly Results (Unaudited)

        The following table sets forth for the eight most recent quarters the selected unaudited quarterly consolidated statement of operations data. The unaudited quarterly consolidated statement of operations data has been prepared on the same basis as the Company's audited consolidated financial

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

20. Quarterly Results (Unaudited) (Continued)

statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of this data.

	Three months ended
	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015
	(in thousands, except share and per share data)
Revenue from operations	$121,948	$128,329	$126,965	$118,419	$125,143	$102,943	$89,746	$79,293

Income (loss) before provision for income taxes from operations	$11,843	$9,463	28,588	$523	$(84,996)	$3,811	$(6)	$(63,024)

Net income (loss) from operations	$7,093	$5,631	$18,373	$(707)	$(64,116)	$1,381	$1,615	$(43,695)

Basic earnings (loss) per common share	$0.22	$0.17	$0.59	$(0.02)	$(2.14)	$0.05	$0.05	$(1.46)

Diluted earnings (loss) per common share	$0.22	$0.17	$0.59	$(0.02)	$(2.14)	$0.05	$0.05	$(1.46)

Basic weighted average shares outstanding	32,143,064	32,231,011	30,937,394	29,664,259	29,926,273	29,988,324	30,011,121	30,026,223

Diluted weighted average shares outstanding	32,658,070	32,321,482	30,937,394	29,664,259	29,926,273	29,988,324	30,011,121	30,026,223

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2013	4,558	866	—	5,424
Year ended September 30, 2014	5,424	1,792	—	7,216
Year ended September 30, 2015	7,216	1,258	—	8,474
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2013	1,248	337	694	891
Year ended September 30, 2014	891	240	89	1,042
Year ended September 30, 2015	1,042	1,243	1,814	471
Inventory allowance (deducted from inventory)
Year ended September 30, 2013	2,574	147	1,269	1,452
Year ended September 30, 2014	1,452	271	—	1,723
Year ended September 30, 2015	1,723	(575)	378	770

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreements, dated as of April 5, 2008 and April 6, 2008, by and between Liquidity Services, Inc., and its wholly-owned subsidiary, Liquidity Services, Ltd., on the one hand, and David Mark Jacobs, Simon Jacobs, Darren Lee Innocent and Darren Malcolm Dorrington, on the other, incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008.
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
2.7
Purchase and Sale Agreement, dated September 22, 2015, by and between Jacobs Trading, LLC and Tanager Acquisitions, LLC, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on October 6, 2015.
2.8
First Amendment to Purchase and Sale Agreement dated September 30, 2015 by and between Jacobs Trading, LLC and Tanager Acquisitions, LLC, incorporated herein by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K, filed with the SEC on October 6, 2015.
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

Exhibit No.	Description
4.2	Registration Rights Agreement, dated September 3, 2004, by and between the Company and ABS Capital Partners IV, L.P., ABS Capital Partners IV-A, L.P., ABS Capital Partners IV Offshore L.P. and ABS Capital Partners IV Special Offshore L.P., incorporated herein by reference to Exhibit 4.2 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
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
10.7
Executive Employment Agreement, dated as of January 2, 2013, by and between the Company and Leoncio Casusol, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2013.#
10.8
2005 Stock Option and Incentive Plan, incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on November 14, 2005.#
10.9
Liquidity Services, Inc. Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 26, 2015.#
10.10
Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
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
10.18	Form of Notice of Restricted Stock Grant, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2008.#

Exhibit No.	Description
10.19	Financing and Security Agreement, dated April 30, 2010, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 6, 2010.
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

Exhibit No.	Description
10.31	Letter from DLA Disposition Services, dated November 5, 2012, relating to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), effective as of June 9, 2005 between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 7, 2012.
10.32
Amended and Restated Executive Employment Agreement, dated October 1, 2014, by and between the Company and Thomas B. Burton, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report filed with the SEC on November 21, 2014.#
10.33
Executive Employment Agreement, dated September 10, 2014, by and between the Company and Gardner Dudley, incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report filed with the SEC on November 21, 2014.#
10.34
Letter from DLA Disposition Services, dated November 21, 2013, relating to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Sales Contract Number 99-4001-0004), effective as of June 9, 2005 between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on December 4, 2013.
10.35
Supplemental Agreement No. 8, dated January 17, 2014, relating to the modification of Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001), as amended, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 21, 2014.
10.36
Notice of Award, Statement, and Release Document, dated January 17, 2014, relating to Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001), as amended, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 21, 2014.
10.37
Notice of Award, Statement, and Release Document, dated February 13, 2015, relating to the Surplus Contract between the Company and the Defense Logistics Agency Disposition Services of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 17, 2015
10.38
Fourth Amendment to Financing and Security Agreement dated May 1, 2015, by and between Liquidity Services, Inc. and Bank of America, N.A., incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 1, 2015.
10.39
Supplemental Agreement No. 14 dated June 8, 2015 between the Company and DLA Disposition Services, relating to Contract for Multi-Year Sale of Surplus Scrap Material at Locations Nationwide (Contract Number 99-4001-0004), effective as of June 9, 2005 between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2015
10.40
Notice of Award, Statement and Release Document (Contract Number 15-5601-0001) dated June 8, 2015 issued by DLA Disposition Services, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2015.

Exhibit No.	Description
10.41	Supplemental Agreement No. 1 to Mutual Agreement for Contract (15-0001-0001) dated February 13, 2015, relating to the Surplus Contract between the Company and the Defense Logistics Agency Disposition Services of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 21, 2015.
10.42
Executive Employment Agreement dated July 20, 2015 by and between the Company and Jorge Celaya, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 23, 2015.#
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

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 23, 2015.

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

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 23, 2015.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ KATHRYN A. DOMINO Kathryn A. Domino	Chief Accounting Officer (Principal Accounting Officer)
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director
/s/ BEATRIZ V. INFANTE Beatriz V. Infante	Director