Form 10-Q
period 2015-12-31
LIQUIDITY SERVICES INC
filed 2016-02-05
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 2, 2016 was 30,606,566.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31,	September 30,
	2015	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$85,452	$95,465
Accounts receivable, net of allowance for doubtful accounts of $549 and $471 at December 31, 2015 and September 30, 2015, respectively	6,039	6,194
Inventory	27,454	25,510
Tax refund receivable	33,491	33,491
Prepaid and deferred taxes	20,124	19,903
Prepaid expenses and other current assets	7,044	7,826
Total current assets	179,604	188,389
Property and equipment, net	13,485	13,356
Intangible assets, net	3,704	4,051
Goodwill	63,529	64,073
Deferred long-term tax assets	8,025	5,871
Other assets	14,499	12,748
Total assets	$282,846	$288,488
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,094	$9,500
Accrued expenses and other current liabilities	25,267	27,350
Profit-sharing distributions payable	1,343	2,512
Customer payables	30,385	29,802
Total current liabilities	67,089	69,164
Other long-term liabilities	3,334	3,322
Total liabilities	70,423	72,486
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,552,286 shares issued and outstanding at December 31, 2015; 30,026,223 shares issued and outstanding at September 30, 2015	29	29
Additional paid-in capital	213,087	210,712
Accumulated other comprehensive loss	(6,383)	(5,626)
Retained earnings	5,690	10,887
Total stockholders’ equity	212,423	216,002
Total liabilities and stockholders’ equity	$282,846	$288,488

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2015	2014

Revenue	$50,138	$98,163
Fee revenue	15,737	26,980
Total revenue	65,875	125,143

Costs and expenses:
Cost of goods sold (excluding amortization)	26,883	54,315
Profit-sharing distributions	2,357	9,592
Technology and operations	22,807	26,878
Sales and marketing	9,460	10,385
General and administrative	10,068	9,528
Amortization of contract intangibles	—	1,211
Depreciation and amortization	1,672	1,992
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	39	96,238

Total costs and expenses	73,286	210,139

Loss from operations	(7,411)	(84,996)
Interest (income) expense and other expense, net	(60)	38

Loss before benefit from income taxes	(7,351)	(85,034)
Benefit from income taxes	(2,154)	(20,918)

Net loss	$(5,197)	$(64,116)
Basic loss per common share	$(0.17)	$(2.14)
Diluted loss per common share	$(0.17)	$(2.14)

Basic weighted average shares outstanding	30,490,670	29,926,273
Diluted weighted average shares outstanding	30,490,670	29,926,273

See accompanying notes to the unaudited consolidated financial statements

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended December 31,
	2015	2014

Net loss	$(5,197)	$(64,116)
Other comprehensive loss:
Foreign currency translation	(757)	(1,956)
Other comprehensive loss, net of taxes	(757)	(1,956)
Comprehensive loss	$(5,954)	$(66,072)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2015	30,026,223	$29	$210,712	$(5,626)	$10,887	$216,002
Exercise of common stock options and vesting of restricted stock	526,063	—	—	—	—	—
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	2,375	—	—	2,375
Net loss	—	—	—	—	(5,197)	(5,197)
Foreign currency translation	—	—	—	(757)	—	(757)
Balance at December 31, 2015	30,552,286	$29	$213,087	$(6,383)	$5,690	$212,423

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended December 31,
	2015	2014
Operating activities
Net loss	$(5,197)	$(64,116)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,672	3,203
Stock compensation expense	2,420	2,602
Provision (benefit) for inventory allowance	1,208	(48)
Provision for doubtful accounts	78	121
Deferred tax benefit	—	(22,145)
Impairment of goodwill and long-lived assets	—	96,238
Incremental tax benefit from exercise of common stock options	48	(163)
Changes in operating assets and liabilities:
Accounts receivable	77	1,347
Inventory	(3,152)	8,138
Prepaid and deferred taxes	(2,424)	290
Prepaid expenses and other assets	(969)	658
Accounts payable	594	(859)
Accrued expenses and other	(2,070)	(7,534)
Profit-sharing distributions payable	(1,169)	(392)
Customer payables	583	(3,815)
Other liabilities	3	(461)
Net cash (used in) provided by operating activities	(8,298)	13,064
Investing activities
Increase in intangibles	(29)	(3)
Purchases of property and equipment	(1,428)	(1,612)
Net cash used in investing activities	(1,457)	(1,615)
Financing activities
Proceeds from exercise of common stock options (net of tax)	—	71
Incremental tax benefit from exercise of common stock options	(48)	163
Net cash (used in) provided by financing activities	(48)	234
Effect of exchange rate differences on cash and cash equivalents	(210)	(59)
Net (decrease) increase in cash and cash equivalents	(10,013)	11,624
Cash and cash equivalents at beginning of period	95,465	62,598
Cash and cash equivalents at end of period	$85,452	$74,222

Supplemental disclosure of cash flow information
Cash paid for income taxes	$237	$589

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

2.             Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016 or any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

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

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Charges for unsellable inventory are included in cost of goods sold in the period in which they have been determined to occur.  As of the three months ended September 30, 2015 and December 31, 2015, the Company’s inventory reserve was approximately $0.8 million and $2.0 million, respectively.

Earnings per Share

Basic net income attributable to common stockholders per share is computed by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company had 2,286,685 unvested restricted shares outstanding at December 31, 2015, which were issued at prices ranging from $6.63 to $52.55, of which 2,286,685 and 1,672,394 shares have been excluded from the calculation of income per share for the three months ended December 31, 2015 and 2014, respectively, due to the net losses incurred for the three months ended December 31, 2015 and December 31, 2014. The Company has also excluded the following stock options from its calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable period:

(a)     for the three months ended December 31, 2015, 1,427,944 options; and

(b)     for the three months ended December 31, 2014, 1,424,035 options.

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	Three Months Ended December 31,
	2015	2014
	(unaudited) (dollars in thousands except per share amounts)

Weighted average shares calculation:
Basic weighted average shares outstanding	30,490,670	29,926,273
Treasury stock effect of options and restricted stock	—	—

Diluted weighted average common shares outstanding	30,490,670	29,926,273
Net loss	$(5,197)	$(64,116)
Basic loss per common share	$(0.17)	$(2.14)
Diluted loss per common share	$(0.17)	$(2.14)

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

3.             Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition Services.  The base term of the initial contract has been extended through November 2015. On November 13, 2015, the DLA Disposition Services notified the Company that they were amending the current (second) Surplus Contract to extend the wind-down period by an additional ten months to allow for the continued processing of usable non-rolling stock surplus property.  All other terms, including pricing, remain consistent with the second Surplus Contract.  Under the second Surplus Contract, the Company is required to purchase all usable surplus property offered to the Company by the Department of Defense at a fixed percentage equal to 1.8% of the DoD’s original acquisition value (OAV). The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property.  Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of approximately $5,529,000 and $2,026,000 for inventory as of December 31, 2015 and September 30, 2015, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.

The DoD, in accordance with the award of the current (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract.  On April 1, 2014, the Company was the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s OAV. The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  The price the Company pays for inventory under the current (third) Surplus Contract increased from 1.8% to 4.35% of OAV, resulting in significantly higher Cost of Goods Sold (COGS) in fiscal year 2016 and beyond. This Surplus Contract became effective November 14, 2015.

As a result of the Surplus Contract, the Company is the sole remarketer of all DoD non-rolling stock surplus turned into the DLA Disposition Services available for sale within the United States, Puerto Rico, and Guam.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

3.             Defense Logistics Agency (DLA) Disposition Services Contracts (Continued)

The Company has a Scrap Contract with the DLA Disposition Services which was amended effective June 9, 2015.  Modifications were made to the principal terms of the Scrap Contract including that (i) contract pricing was adjusted to reflect a 65% profit sharing distribution to the DLA Disposition Services; (ii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by certain commodity categories with a 60-day notification required.

DLA Disposition Services has initiated an Invitation to Bid for the next Scrap Contract, which will be a three year contract with two one-year options.  The Company anticipates that DLA Disposition Services may solicit bids as early as March 2016.

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

4.             Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes goodwill activity for the periods indicated:

Goodwill (in thousands)
Balance at September 30, 2015	$64,073
Translation adjustments	(544)
Balance at December 31, 2015	$63,529

Impairment of Goodwill

The Company performs its annual goodwill impairment assessment as of the end of the fiscal year.  The last impairment assessment was performed as of September 30, 2015 and the Company identified indicators of impairment, including a decline in the Company’s market capitalization. Goodwill impairment losses as of September 30, 2015, were $136.2 million, including $85.1 million recognized in the quarter ended December 31, 2014.  During the three months ended December 31, 2015, no indicators of impairment were identified.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.             Intangible Assets

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under Seller’s Master Merchandise Salvage Contract (the “Wal-Mart Agreement”) dated May 13, 2011.  On December 1, 2014, Wal-Mart provided the Company with written notice terminating the Wal-Mart Agreement effective December 8, 2014.  As a result of the termination of the Wal-Mart Agreement, the Company concluded that the intangible asset related to the Wal-Mart Agreement was impaired and reduced the remaining unamortized contract intangible asset of $10.3 million to zero during the three months ended December 31, 2014.  This impairment charge is recorded in Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets in the statements of operations.  Intangible assets at December 31, 2015 and September 30, 2015 consisted of the following:

		December 31, 2015			September 30, 2015
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	10	$1,500	$(37)	$1,463	$1,500	$—	$1,500
Brand and technology	3 - 5	5,749	(4,214)	1,535	5,749	(3,926)	1,823
Covenants not to compete	3 - 5	700	(458)	242	700	(433)	267
Patent and trademarks	3 - 10	819	(355)	464	792	(331)	461
Total intangible assets, net		$8,768	$(5,064)	$3,704	$8,741	$(4,690)	$4,051

Future expected amortization of intangible assets at December 31, 2015 was as follows:

Future Amortization
Years ending September 30,	(in thousands)

2016 (remaining nine months)	$1,067
2017	1,073
2018	281
2019	207
2020 and after	1,076
Total	$3,704

Intangible assets amortization expense was approximately $0.4 million and $1.1 million for the three months ended December 31, 2015 and 2014, respectively.

6.             Debt

Senior Credit Facility

In 2010, the Company entered into a senior credit facility (the Agreement) with a bank, which provides for borrowings up to $75.0 million, as amended.  On May 1, 2015, the Company amended this credit facility extending the term to May 31, 2018. Borrowings under the Agreement bear interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.608% at December 31, 2015) due monthly.  As of September 30, 2015 and December 31, 2015, the Company had no outstanding borrowings under the Agreement, and the Company’s borrowing availability was $37.5 million, of which the Company has used $8.4 and $5.9 million, respectively, for issued letters of credit.

Borrowings under the Agreement are secured by substantially all of the assets of the Company. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. As of December 31, 2015, the Company was in compliance with these covenants.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.             Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company reflected a pre-tax loss in its first quarter of fiscal year 2016 and its corresponding effective tax rate is approximately 29.3%.

The Company applies the guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examinations for fiscal 2012 through 2014. The Company anticipates no material tax liability to arise from these examinations. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2012 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2012 may be adjusted upon examination by tax authorities if they are utilized.

8.             Stockholders’ Equity

Share Repurchase Program

Since 2008, the Company’s Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company’s Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014. The Company did not repurchase any shares during the three months ended December 31, 2015 or 2014.  As of December 31, 2015, there was approximately $5.1 million that may yet be expended to repurchase shares under the program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2014, there were 772,227 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  In February 2015, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Plan which provided for an increase of 3,000,000 shares of the Company’s common stock to the shares available for issuance under the 2006 Plan and established a fungible share pool so that grants of awards other than options or stock appreciation rights after January 9, 2016, would be counted as 1.5 shares from the reserve. During fiscal year 2015, the Company granted options to purchase 310,177 shares to employees and directors with exercise prices between $9.35 and $10.41, and options to purchase 288,572 shares were forfeited. During fiscal year 2015, the Company granted 1,298,604 restricted shares to employees and directors at prices ranging from $9.35 to $12.57, and 486,040 restricted shares were forfeited. At September 30, 2015, there were 2,364,472 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During the three months ended December 31, 2015, the Company granted options to purchase 236,952 shares to employees and directors with exercise prices between $6.63 and $8.17, and options to purchase 3,419 shares were forfeited. During the three months ended December 31, 2015, the Company issued 480,503 restricted shares to employees and directors at prices ranging from $6.63 to $8.17, and 34,942 restricted shares were forfeited. At December 31, 2015, there were 1,450,410 shares remaining reserved for issuance in connection with awards under the 2006 Plan. During fiscal year 2015, the Company issued 737,972 cash-settled stock appreciation rights at the price of $9.35, and 59,156 cash-settled stock appreciation rights were forfeited.  During the three months ended December 31, 2015, no stock appreciation rights were issued and 21,270 cash-settled stock appreciation rights were forfeited.  Stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. These shares and options generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

8.             Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2015 and the three months ended December 31, 2015 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2014	1,465,907	$19.50
Options granted	310,177	9.92
Options exercised	(14,869)	7.09
Options canceled	(288,572)	20.26
Options outstanding at September 30, 2015	1,472,643	17.46
Options granted	236,952	7.02
Options exercised	—	—
Options canceled	(3,419)	24.26
Options outstanding at December 31, 2015	1,706,176	16.00
Options exercisable at December 31, 2015	1,008,292	17.91

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at December 31, 2015 is approximately $1,000 and 6.26 and $1,000 and 4.31, respectively, based on a stock price of $6.50 on December 31, 2015.  Over the last three years, volatility rates have ranged from 50.90% - 77.92%, the dividend rate has been 0%, risk free interest rates have ranged from 0.12% - 1.51% and expected forfeiture rates have ranged from 19.70% - 23.54%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2015 and the three months ended December 31, 2015 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2014	1,897,827	$24.96
Restricted shares granted	1,298,604	10.04
Restricted shares vested	(343,204)	27.50
Restricted shares canceled	(486,040)	26.54
Unvested restricted shares at September 30, 2015	2,367,187	16.08
Restricted shares granted	480,503	6.86
Restricted shares vested	(526,063)	16.20
Restricted shares canceled	(34,942)	17.22
Unvested restricted shares at December 31, 2015	2,286,685	14.10

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at December 31, 2015 is approximately $14.9 million and 8.82, respectively, based on a stock price of $6.50 on December 31, 2015.

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

As of December 31, 2015 and September 30, 2015, the Company had no Level 1, Level 2, or Level 3 assets or liabilities that were recorded at fair value on a recurring basis.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.          Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme, a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the three months ended December 31, 2015 and 2014 included the following components:

Qualified Defined Benefit Pension Plan	Three months ended December 31,
(in thousands)	2015	2014
Service cost	—	—
Interest cost	$222	$248
Expected return on plan assets	(283)	(299)
Amortization of prior service cost	—	—
Amortization of actuarial (gain)/loss	—	—
Amortization of transitional obligation/(asset)	—	—

Total net periodic benefit cost	$(61)	$(51)

11.          Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry (UK) Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Henry Butcher Pension Fund and Life Assurance Scheme (the “Scheme”). Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.   The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations.  The funded status of the Scheme as of September 30, 2015, was disclosed in our Annual Report on Form 10-K in Note 14, Defined Benefit Pension Plan.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

12.          Business Realignment Expenses

On October 1, 2014, the Company announced that it had realigned its workforce in response to the new terms and scope of the current (third) Surplus Contract with the DoD for non-rolling stock and to adjust for the efficiencies realized in its commercial business through ongoing integration efforts to support the future vision and growth of the Company. The business realignment included employee reductions across the organization. Business realignment expenses during the fiscal year ended September 30, 2014, included costs of $1.8 million in employee severance and benefit costs. In September 2015, the Company evaluated its business realignment effort which resulted in a net increase of $0.3 million in accrued expense primarily due to timing changes in commencement of the current (third) DoD Surplus Contract and the delay in the wind-down of the NESA business.

The table below sets forth the significant components and activity in the business realignment initiatives during the three months ended December 31, 2015.

	Liability Balance at September 30, 2015	Business Realignment Expenses	Cash Payments	Liability Balance at December 31, 2015
Employee severance and benefit costs for fiscal 2014 accrual	$356	$26	$(239)	$143
Employee severance and benefit costs for fiscal 2015 accrual	489	(75)	(369)	45
Total	$845	$(49)	$(608)	$188

The business realignment expenses are recorded in costs and expenses from operations in the statement of operations, and in accrued expenses and other current liabilities on the balance sheet as of September 30, 2015 and December 31, 2015.

13.          Legal Proceedings

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant.   The Company believes the allegations are without merit and on March 2, 2015, moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity.  That motion was fully submitted as of June 1, 2015, and the Company is awaiting a decision by the Court. The Company cannot estimate a range of potential liability, if any, at this time.

14.          Termination of the Wal-Mart Agreement

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under Seller’s Master Merchandise Salvage Contract (the “Wal-Mart Agreement”) dated May 13, 2011.  On December 1, 2014, Wal-Mart provided the Company written notice (the “Termination Notice”) terminating the Wal-Mart Agreement effective December 8, 2014.  The Termination Notice alleged that the Company failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. The Company disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart.  As a result of negotiations with Wal-Mart, on January 22, 2015, a settlement was finalized whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart agreed to pay $7.5 million in damages. The payment was received from Wal-Mart in February 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2015 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended December 31, 2015, the number of registered buyers grew from approximately 2,646,000 to approximately 2,875,000, or 8.6%.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers various transaction models.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model  accounted for approximately 23.8% of our total revenue for the three months ended December 31, 2015. The merchandise sold under our consignment model accounted for approximately 66.9% of our GMV for the three months ended December 31, 2015.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 63.2% of our total revenue for the three months ended December 31, 2015. The merchandise sold under our purchase model accounted for approximately 27.5% of our GMV for the three months ended December 31, 2015.

•                  Other.  This revenue category is intended to include revenue from profit-sharing and non-consignment fee revenue. Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Other revenue accounted for approximately 13.0% of our total revenue for the three months ended December 31, 2015 and approximately 5.6% of our gross merchandise volume, or GMV, for the three months ended December 31, 2015.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•              Surplus Contract.  In June 2001, we were awarded the first Surplus Contract, a competitive-bid exclusive contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We responded to a RFP from the DLA Disposition Services regarding a renewal of the Surplus Contract, and we were awarded the contract. We executed the second Contract on December 18, 2008. The second Surplus Contract was to expire in February 2014. In January 2014, the DoD awarded the Company with a follow-on contract to extend the terms of the second Surplus Contract for a base term of ten months with two one-month renewal option periods. On December 3, 2014, the DoD exercised the two one-month renewal option periods.  In February 2015, the DoD awarded us a second follow-on contract to the second Surplus Contract for a base term of six months with three 30-day additional option periods.  The DoD exercised all three 30-day renewal option periods. On November 13, 2015, the DLA Disposition Services notified us that they were amending the current (second) Surplus Contract to extend the wind-down period by an additional ten months to allow for the continued processing of usable non-rolling stock surplus property.  All other terms, including pricing, remain consistent with the current (second) Surplus Contract. The DoD, in accordance with the award of the next (third) Surplus Contract, split the contract into a rolling stock and a non-rolling stock contract, with bidding on these two surplus contracts held on April 1 and 2, 2014.  On April 1, 2014, we were the high bidder for the non-rolling stock surplus contract with a bid equal to 4.35% of the DoD’s original acquisition value (OAV). The non-rolling stock surplus contract has a base term of two years with four one-year renewal options.  Following the bidding event on April 2, 2014 for the DoD rolling stock contract, we withdrew from the live auction bidding for this contract. Bidding reached a level that we determined would be economically unsustainable under the terms of the new contract, jeopardizing the high level of service we have historically provided the agency client.  The third Surplus Contract became effective November 4, 2015.

Revenue from our second and third Surplus Contracts (including buyer premiums) accounted for approximately 31.0% of our total revenue for the three months ended December 31, 2015.  The property sold under our second Surplus Contract accounted for approximately 13.0% of our GMV for the three months ended December 31, 2015.

Under the second Surplus Contract we are obligated to purchase all DoD surplus property at 1.8% of Disposition Services’ OAV. Under the third Surplus Contract, we are obligated to purchase all DoD surplus property at 4.35% of Disposition Services’ OAV. The DoD has broad discretion to determine what property will be made available for sale to us under the second Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.

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

Under the Scrap Contract, we acquire scrap property at a per pound price and disburse to the DLA Disposition Services a percentage of the profits realized from the sale of the inventory, after deduction for allowable expenses.  We refer to these disbursement payments to the DoD as profit-sharing distributions. As a result of these arrangements, we recognize as revenue the gross proceeds from these sales. The DoD also reimburses us for actual costs incurred for packing, loading and shipping property under the Scrap and original Surplus Contracts that we are obligated to pick up from non-DoD locations.  We also had a small business performance incentive based on the number of scrap buyers that are small businesses that allowed us to receive up to an additional 2% of the profit sharing distribution. On May 21, 2007, we entered into a bilateral contract modification under which the DoD agreed to increase our profit-sharing distribution for the Scrap Contract from 20% to 23% effective June 1, 2007, in exchange for our agreement to implement additional inventory assurance processes and procedures with respect to the mutilation of demilitarized scrap property sold.  Effective June 9, 2015, modifications were made to the principal terms of the Scrap Contract including that:  (i) contract pricing was adjusted to reflect a 65% profit sharing distribution to the DLA Disposition Services; (ii) DLA Disposition Services may elect to terminate portions of the Scrap Contract by location with a 90-day notification required; provided that no such termination shall be effective sooner than February 8, 2016; and (iii) DLA Disposition Services may elect to terminate portions of the Scrap Contact by certain commodity categories with a 60-day notification required. DLA Disposition Services has initiated an Invitation to Bid for the next Scrap Contract, which will be a three year contract with two one-year options.  We anticipate that DLA Disposition Services may solicit bids as early as March 2016.

Our Wal-Mart Contracts.  We have various contracts with Wal-Mart Stores, Inc., under which we purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice.  As a result of the Jacobs Trading acquisition, we also had a long-term contract with Wal-Mart that did not provide for termination for convenience (the “Wal-Mart Agreement”).  The term of this agreement was scheduled to expire on May 16, 2016. On December 1, 2014, Wal-Mart provided us written notice (the “Termination Notice”) terminating the Wal-Mart Agreement effective December 8, 2014.  The Termination Notice alleged that we failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. We disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart. As a result of negotiations with Wal-Mart, on January 22, 2015, we finalized a settlement whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart agreed to pay $7.5 million in damages.  The amount of the settlement was recorded within accounts receivable and a reduction of inventory on the consolidated balance sheet as of December 31, 2014, as the settlement compensated us for the overpayment of inventory from Wal-Mart.  We received the payment in February 2015.  On September 30, 2015, we sold certain assets related to the Jacobs Trading business to a buyer, Tanager Acquisitions, LLC.  In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading business. The buyer issued to us a promissory note in the amount of $12.3 million.  The divestiture of the Jacobs Trading business resulted in an $8.0 million loss.  The sale generated a tax loss that is expected to result in a $31.5 million cash benefit from prior year income taxes and $2.0 million of additional tax credits available to offset future taxes.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2015 and December 31, 2014 totaled $151.4 million and $245.3 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2015 and September 30, 2015, we had approximately 2,875,000 and 2,845,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2015 and December 31, 2014, approximately 561,000 and 631,000 total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2015 and December 31, 2014, we completed approximately 133,000 and 146,000 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest expense and other (income) expense, net; provision for income taxes; amortization of contract intangibles; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, disposition expenses, and goodwill and long-lived asset impairment.

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

•                                          We believe isolating non-cash charges, such as amortization and depreciation, and other items, such as business realignment expenses, disposition expenses, impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our performance.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2015	2014
	(In thousands)
	(Unaudited)
Net loss	$(5,197)	$(64,116)
Interest (income) expense and other expense, net	(60)	38
Benefit from income taxes	(2,154)	(20,918)
Amortization of contract intangibles	—	1,211
Depreciation and amortization	1,672	1,992
EBITDA	(5,739)	(81,793)
Stock compensation expense	2,420	2,602
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	39	96,238

Adjusted EBITDA	$(3,280)	$17,047

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

The amount of our revenue that was generated outside of the U.S. for the three months ended December 31, 2015 and 2014 was 11.6% and 15.5%, respectively.

Inventory.  Inventory consists of products available for sale and is valued at the lower of cost or market.  This valuation requires us to make judgments based on currently available information about expected recoverable value.

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

We test our goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate, a loss of significant customers, or a significant decline in stock price. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit.  If our evaluation indicates a likelihood of goodwill impairment, we apply a two-step fair value-based test to assess goodwill for impairment of our two reporting units. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

We perform the annual goodwill impairment assessment as of the end of the fiscal year. During the three months ended December 31, 2014, we identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014, the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond.  As a result, we tested the goodwill for impairment as of December 31, 2014.  Based on the goodwill impairment analysis as of the interim testing date, the carrying values of our two reporting units exceeded their fair values.  Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair values of the assets and liabilities of the reporting units.  As a result of the step two test, we recorded a goodwill impairment charge of $85.1 million during the first quarter of fiscal 2015.  As part of our annual impairment assessment as of September 30, 2015, we identified indicators of impairment, including a decline in our market capitalization. As a result, we tested the goodwill for impairment as of September 30, 2015.  Based on the results of step one of our goodwill impairment analysis as of the fiscal year ended September 30, 2015, the carrying values of both of our two reporting units exceeded their fair value.  Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair value of the assets and liabilities of the impaired reporting units.  As a result of the step two test, we recorded a goodwill impairment charge of $51.2 million during the fourth quarter of fiscal 2015.  During the three months ended December 31, 2015, no indicators of impairment were identified.

In accordance with Accounting Standards Codification Topic 280, which provides that the characteristics of a component require that it (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management, the Company has identified its reporting units as LSI-Retail Supply Chain Group (RSCG) and LSI-Capital Assets Group (CAG).  As the RSCG operations and the CAG operations represent two distinct components under the guidance of ASC 280, goodwill should be measured for impairment separately for each of these components.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $67.2 million at December 31, 2015. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.  Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets consist of expenses incurred to complete a business combination, adjustments to the fair value of earn-outs, and impairment of goodwill and long-lived assets.

Interest (income) expense and other expense, net.  Interest (income) expense and other expense, net consists primarily of interest income on the note receivable related to the sale of the Jacobs Trading Company business and other expenses related to our credit facility.

Income taxes.  For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income.  The Company’s effective income tax rate before discrete items was 29.3% and 24.6% for the three months ended December 31, 2015 and December 31, 2014, respectively. The 2015 effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments. We expect our future years’ tax rates to be between 30% and 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2015	2014
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	40.8	43.4
Profit-sharing distributions	3.6	7.6
Technology and operations	34.6	21.5
Sales and marketing	14.4	8.3
General and administrative	15.3	7.6
Amortization of contract intangibles	0.0	1.0
Depreciation and amortization	2.5	1.6
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	0.1	76.9

Total costs and expenses	111.3	167.9

Loss from operations	(11.3)	(67.9)
Interest (income) expense and other expense, net	(0.1)	0.0

Loss from operations before benefit from income taxes	(11.2)	(67.9)
Benefit from income taxes	(3.3)	(16.7)

Net loss	(7.9)%	(51.2)%

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Revenue.  Revenue decreased $59.3 million, or 47.4%, to $65.9 million for the three months ended December 31, 2015 from $125.1 million for the three months ended December 31, 2014, primarily due to (1) a 54.9% decrease, or $38.4 million, in our commercial marketplaces mostly due to the sale of the Jacobs Trading Company business, the wind down of the NESA refurbishment business in Canada, fewer principal deals, and continued weakness in the energy vertical; and (2) a 42.6% decrease, or $21.5 million, in our DoD businesses as a result of reduced property flows of lesser value product and lower commodity prices. These decreases were partially offset by a 12.9% increase, or $0.6 million, in our state and local government (GovDeals) marketplace due to an increase in the number of sellers. The amount of gross merchandise volume decreased 38.3%, or $93.9 million to $151.4 million, for the three months ended December 31, 2015 from $245.3 million for the three months ended December 31, 2014, primarily due to (1) a 52.9% decrease, or $79.1 million, in our commercial marketplaces mostly due to the sale of the Jacobs Trading, the wind down of the NESA business, fewer principal deals, and continued weakness in the energy sector; and (2) a 42.6% decrease, or $21.5 million, in our DoD businesses as a result of reduced property flows of lower value product and lower commodity prices. These GMV decreases were partially offset by a 14.6% increase, or $6.7 million, in our state and local government (GovDeals) marketplace due to an increase in the number of sellers.

Cost of goods sold (excluding amortization).  Cost of goods sold (excluding amortization) decreased $27.4 million, or 50.5%, to $26.9 million for the three months ended December 31, 2015 from $54.3 million for the three months ended December 31, 2014.  As a percentage of revenue, cost of goods sold (excluding amortization) decreased to 40.8% from 43.4%.  These decreases were primarily due to decreases in product flows for transactions using the purchase model in the commercial retail marketplaces and fewer principal deals  in the capital assets marketplaces.

Profit-sharing distributions.  Profit-sharing distributions decreased $7.2 million, or 75.4%, to $2.4 million for the three months ended December 31, 2015 from $9.6 million for the three months ended December 31, 2014. As a percentage of revenue, profit-sharing distributions decreased to 3.6% from 7.6%. These decreases are due to decreases in property flow from the DoD in our scrap business and lower commodity prices.

Technology and operations expenses.  Technology and operations expenses decreased $4.1 million, or 15.1%, to $22.8 million for the three months ended December 31, 2015 from $26.9 million for the three months ended December 31, 2014, primarily due to a $3.2 million decrease in staff and temporary wages, including performance-based compensation, and $0.8 million in expenses due to our business realignment initiative, including the sale of the Jacobs Trading Company business, wind-down of the NESA business, and closure of our Cranbury, New Jersey warehouse.  As a percentage of revenue, technology and operations expenses increased to 34.6% from 21.5% primarily as a result of the decrease in revenue described above.

Sales and marketing expenses.  Sales and marketing expenses decreased $0.9 million, or 8.9%, to $9.5 million for the three months ended December 31, 2015 from $10.4 million for the three months ended December 31, 2014, primarily due to our business realignment initiative.  As a percentage of revenue, sales and marketing expenses increased to 14.4% from 8.3% primarily as a result of the decrease in revenue described above.

General and administrative expenses.  General and administrative expenses increased $0.6 million, or 5.7%, to $10.1 million for the three months ended December 31, 2015 from $9.5 million for the three months ended December 31, 2014, which is not significant. As a percentage of revenue, general and administrative expenses increased to 15.3% from 7.6% primarily as a result of the decrease in revenue described above.

Amortization of contract intangibles.  Amortization of contract intangibles was related to the contract intangible asset created in conjunction with the Jacobs Trading acquisition which was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. Amortization of contract intangibles for the three months ended December 31, 2015 and December 31, 2014 was zero and $1.2 million, respectively. This decrease was due to the write-off of the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.3 million, or 16.0%, to $1.7 million for the three months ended December 31, 2015 from $2.0 million for the three months ended December 31, 2014, primarily as a result of the sale of the Jacobs Trading Company business in September 2015 and downsizing of staff and facilities as part of the business realignment initiative.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.  Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets decreased $96.2 million, or 100.0% to zero for the three months ended December 31, 2015 from $96.2 million for the three months ended December 31, 2014, due to the write-downs of impaired goodwill and the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Interest(income) expense and other expense, net.  Interest (income) expense and other expense, net, increased $0.1 million, or 258.0%, to $0.1 million of income for the three months ended December 31, 2015 from zero for the three months ended December 31, 2014, primarily due to the interest on the note receivable related to the Jacobs Trading Company sale.

Benefit for income tax expense.  Income tax benefit decreased $18.7 million, or 89.7%, to $2.2 million for three months ended December 31, 2015 from $20.9 million for the three months ended December 31, 2014, primarily due to the write-down of impaired goodwill and long-lived assets in the three months ended December 2014.

Net loss.  Net loss decreased $58.9 million, or 91.9%, to $5.2 million for the three months ended December 31, 2015 from $64.1 million for the three months ended December 31, 2014, primarily as a result of the write-down of impaired goodwill and long-lived assets in the three months ended December 2014.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2015, we had approximately $85.5 million in cash and cash equivalents and $37.5 million available under our $75.0 million senior credit facility, as amended, of which we have used $5.9 million for issued letters of credit.

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $12.0 million as of December 31, 2015.  As of December 31, 2015 and September 30, 2015, approximately $23.1 million and $23.6 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

The Company did not repurchase shares during the three months ended December 31, 2015 or 2014 with the approximately $5.1 million remaining under a share repurchase program approved by our Board of Directors.  Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. Our Board of Directors reviews the share repurchase program periodically, the last such review having occurred in February 2014.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Net cash used in by operating activities was $8.3 million for the three months ended December 31, 2015 and net cash provided by operating activities was $13.1 million for the three months ended December 31, 2014. For the three months ended December 31, 2015, net cash used in operating activities primarily consisted of a net loss of $5.2 million, net increase of $6.5 million in accounts receivable, prepaid assets, tax assets, and inventory, including investing in growth initiatives and new business opportunities, and net decrease in accounts payable and accrued liabilities of $2.0 million, offset by depreciation and amortization expense of $1.7 million, stock compensation expense of $2.4 million, and provision for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $1.3 million, net. For the three months ended December 31, 2014, net cash provided by operating activities primarily consisted of a net loss of $64.1 million, depreciation and amortization expense of $3.2 million, stock compensation expense of $2.6 million, impairment of goodwill and long-lived assets of $96.2 million, inventory decrease of $8.1 million, a net decrease in accounts receivable and prepaid assets of $2.3 million, a net decrease in accounts payable, accrued expenses and other liabilities of $13.0 million, provisions for inventory allowance, doubtful accounts, and incremental tax from exercises of common stock options of $0.1 million, net, and deferred tax benefit of $22.1 million as a result of the impairment of goodwill and long-lived assets.

Net cash used in investing activities was $1.5 million for the three months ended December 31, 2015 and $1.6 million for the three months ended December 31, 2014.  Net cash used in investing activities for the three months ended December 31, 2015 consisted primarily of expenditures of $1.5 million for purchases of equipment and leasehold improvements and increases in intangible assets.  Net cash used in investing activities for the three months ended December 31, 2014 consisted primarily of capital expenditures of $1.6 million for purchases of equipment and leasehold improvements.

Net cash used by financing activities was zero for the three months ended December 31, 2015 and net cash provided by financing activities was $0.2 million for the three months ended December 31, 2014.  Net cash provided by financing activities for the three months ended December 31, 2014 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $0.2 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $8.0 million to $9.5 million in the fiscal year ending September 30, 2016. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2015 were $1.4 million. As of December 31, 2015, we had no outstanding commitments for capital expenditures.

Senior credit facility.  We maintain a $75.0 million senior credit facility due May 31, 2018. The senior credit facility bears an annual interest rate of 30 day LIBOR plus 1.25%. As of December 31, 2015, we had no outstanding indebtedness under our senior credit facility and our borrowing availability was $37.5 million, of which we have used $5.9 million for issued letters of credit. The obligations under our senior credit facility are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized subsidiaries (other than our subsidiary organized to service our DoD Scrap Contract) and secured on a first priority basis by security interests (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio. Our credit agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, sales of assets, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2015, we were in full compliance with the terms and conditions of our credit agreement.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of December 31, 2015, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 11.6% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of December 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business.  On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant.   The Company believes the allegations are without merit and on March 2, 2015, moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity.  That motion was fully submitted as of June 1, 2015, and the Company is awaiting a decision by the Court. The Company cannot estimate a range of potential liability, if any, at this time.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2015, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 5, 2016.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

By:	/s/ Kathryn A. Domino
Kathryn A. Domino
Chief Accounting Officer