Form 10-Q
period 2016-03-31
LIQUIDITY SERVICES INC
filed 2016-05-06
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 5, 2016 was 30,726,554.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands)

	March 31,	September 30,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,528	$95,465
Accounts receivable, net of allowance for doubtful accounts of $557 and $471 at March 31, 2016 and September 30, 2015, respectively	7,193	6,194
Inventory	32,186	25,510
Tax refund receivable	1,358	33,491
Prepaid and deferred taxes	11,642	19,903
Prepaid expenses and other current assets	6,819	7,826
Total current assets	176,726	188,389
Property and equipment, net	13,495	13,356
Intangible assets, net	3,319	4,051
Goodwill	64,421	64,073
Deferred long-term tax assets	13,830	5,871
Other assets	15,264	12,748
Total assets	$287,055	$288,488
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,782	$9,500
Accrued expenses and other current liabilities	30,209	27,350
Profit-sharing distributions payable	1,503	2,512
Customer payables	27,762	29,802
Total current liabilities	68,256	69,164
Long-term liabilities	3,221	3,322
Total liabilities	71,477	72,486
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,606,566 shares issued and outstanding at March 31, 2016; 30,026,223 shares issued and outstanding at September 30, 2015	29	29
Additional paid-in capital	215,672	210,712
Accumulated other comprehensive loss	(4,963)	(5,626)
Retained earnings	4,840	10,887
Total stockholders’ equity	215,578	216,002
Total liabilities and stockholders’ equity	$287,055	$288,488

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Revenue	$66,423	$83,286	$116,608	$181,449
Fee revenue	20,455	19,657	36,145	46,637
Total revenue	86,878	102,943	152,753	228,086

Costs and expenses:
Cost of goods sold	39,927	42,661	66,810	96,976
Profit-sharing distributions	2,506	7,558	4,863	17,150
Technology and operations	24,678	24,747	47,486	51,625
Sales and marketing	9,148	10,798	18,608	21,183
General and administrative	10,466	11,374	20,534	20,902
Amortization of contract intangibles	—	—	—	1,211
Depreciation and amortization	1,660	1,994	3,332	3,986
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	—	39	96,238

Total costs and expenses	88,385	99,132	161,672	309,271

(Loss) income from operations	(1,507)	3,811	(8,919)	(81,185)
Interest and other income (expense), net	390	(39)	451	(77)

(Loss) income before provision for income taxes	(1,117)	3,772	(8,468)	(81,262)
Benefit (provision) for income taxes	267	(2,391)	2,421	18,527

Net (loss) income	$(850)	$1,381	$(6,047)	$(62,735)
Basic (loss) earnings per common share	$(0.03)	$0.05	$(0.20)	$(2.09)
Diluted (loss) earnings per common share	$(0.03)	$0.05	$(0.20)	$(2.09)

Basic weighted average shares outstanding	30,594,940	29,988,324	30,542,520	29,957,298
Diluted weighted average shares outstanding	30,594,940	29,988,324	30,542,520	29,957,298

See accompanying notes to the unaudited consolidated financial statements

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

Net (loss) income	$(850)	$1,381	$(6,047)	$(62,735)
Other comprehensive income (loss):
Foreign currency translation	1,421	(1,157)	663	(3,113)
Other comprehensive income (loss), net of taxes	1,421	(1,157)	663	(3,113)
Comprehensive income (loss)	$571	$224	$(5,384)	$(65,848)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2015	30,026,223	$29	$210,712	$(5,626)	$10,887	$216,002
Vesting of restricted stock	580,343	—	—	—	—	—
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	4,960	—	—	4,960
Net loss	—	—	—	—	(6,047)	(6,047)
Foreign currency translation	—	—	—	663	—	663
Balance at March 31, 2016	30,606,566	$29	$215,672	$(4,963)	$4,840	$215,578

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended March 31,
	2016	2015
Operating activities
Net loss	$(6,047)	$(62,735)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,332	5,197
Stock compensation expense	5,144	5,412
Provision (benefit) for inventory allowance	1,399	(2,463)
Provision for doubtful accounts	86	1,205
Deferred tax benefit	(2,421)	(22,145)
Impairment of goodwill and long-lived assets	—	96,238
Incremental tax benefit from exercise of common stock options	213	(65)
Changes in operating assets and liabilities:
Accounts receivable	(1,085)	5,957
Inventory	(8,075)	29,246
Prepaid and deferred taxes	34,641	1,164
Prepaid expenses and other assets	(1,509)	182
Accounts payable	(718)	(308)
Accrued expenses and other	2,866	(16,390)
Profit-sharing distributions payable	(1,008)	285
Customer payables	(2,040)	(10,849)
Other liabilities	(79)	(987)
Net cash provided by operating activities	24,699	28,944
Investing activities
Increase in intangibles	(35)	(9)
Purchases of property and equipment	(2,723)	(5,095)
Net cash used in investing activities	(2,758)	(5,104)
Financing activities
Proceeds from exercise of common stock options (net of tax)	—	107
Incremental tax benefit from exercise of common stock options	(213)	65
Net cash (used) provided by financing activities	(213)	172
Effect of exchange rate differences on cash and cash equivalents	335	(379)

Net increase in cash and cash equivalents	22,063	23,633
Cash and cash equivalents at beginning of period	95,465	62,598
Cash and cash equivalents at end of period	$117,528	$86,231
Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(34,652)	$2,453

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

1.                                      Organization

Liquidity Services, Inc. and its subsidiaries (the “Company”) operate leading auction marketplaces for surplus and salvage assets.  The Company enables buyers and sellers to transact in an efficient, automated online auction environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on excess assets by providing a liquid marketplace and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. The Company has one reportable segment consisting of operating auction marketplaces for sellers and buyers of surplus, salvage and scrap assets.

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016 or for any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements.  In July 2015, the FASB delayed the effective date of the new standard such that the new standard will be effective for the Company beginning on October 1, 2018, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations.  The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-05, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the software license element of the arrangement must be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement must be accounted for as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In February 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases.  ASU 2016-02 will change the way the Company recognizes its leased assets.  ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for the Company beginning on October 1, 2019.  The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In March, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation-Stock Compensation (Topic 718). The new standard will change certain aspects of accounting for share-based payments to employees. Under the new standard, the Company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, the Company will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The APIC pools will be eliminated. For interim reporting purposes, the Company will account for excess tax benefits and tax deficiencies as discrete items in the period in which they occur. The new standard will also allow the Company to repurchase more of an employee’s shares than it can today for income tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require the Company to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The standard will be effective for the Company beginning on October 1, 2017.

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

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Charges for unsellable inventory, as well as for inventory written down to expected market price, are included in cost of goods sold in the period in which they have been determined to occur.  As of March 31, 2016 and September 30, 2015, the Company’s inventory reserve was approximately $2.2 million and $0.8 million, respectively.

Earnings per Share

The Company calculates net income (loss) per share in accordance with FASB Accounting Standards Codification (“ASC”) Topic 260 Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and unvested restricted stock awards. The dilutive effect of unexercised stock options and unvested restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive.

For the three and six months ended March 31, 2016, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities would have been anti-dilutive.  Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 8 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive.

The following summarizes the basic and diluted income per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	30,594,940	29,988,324	30,542,520	29,957,298
Treasury stock effect of options and restricted stock	—	—	—	—

Diluted weighted average common shares outstanding	30,594,940	29,988,324	30,542,520	29,957,298

Net (loss) income	$(850)	$1,381	$(6,047)	$(62,735)
Basic (loss) income per common share	$(0.03)	$0.05	$(0.20)	$(2.09)
Diluted (loss) income per common share	$(0.03)	$0.05	$(0.20)	$(2.09)

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

The Company issues restricted stock awards where restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those restricted stock awards with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met.

For stock options and stock awards that contain performance vesting conditions, the Company excludes these awards from diluted earnings per share computations until the contingency is met as of the end of that reporting period.  For awards to non-employees (who are not directors), the Company records compensation cost when the performance condition is met.

The Company presents the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity with a corresponding operating cash outflow in the Consolidated Statements of Cash Flows.

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition Services under which the Company is the remarketer of all Department of Defense (DoD) non-rolling stock surplus turned into the DLA available for sale within the United States, Puerto Rico, and Guam.  The Surplus Contract requires the Company to purchase all usable surplus property offered to the Company by the Department of Defense (DoD) at a fixed percentage of the DoD’s original acquisition value (OAV). This fixed percentage is 4.35%; prior to the date the current Surplus Contract became effective, this fixed percentage was 1.8%. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property.  Included in accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of approximately $7,531,000 and $2,026,000 for inventory as of March 31, 2016 and September 30, 2015, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.  The initial two-year base period ends in December 2016.  There are three one-year options to extend, exercisable by DLA Disposition Services.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts (Continued)

The Company has a Scrap Contract with the DLA under which the Company is the remarketer of all DoD scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.

DLA Disposition Services initiated an Invitation to Bid for the next Scrap Contract, which will be a three year contract with two one-year options.  DLA Disposition Services solicited bids in February 2016, and awarded the contract to the Company in April 2016. See Note 15, Subsequent Event.

4.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes goodwill activity for the periods indicated:

Goodwill (in thousands)
Balance at September 30, 2015	$64,073
Translation adjustments	348
Balance at March 31, 2016	$64,421

Impairment of Goodwill

The Company performs its annual goodwill impairment assessment as of the end of the fiscal year.  The last impairment assessment was performed as of September 30, 2015 and the Company identified indicators of impairment, including a decline in the Company’s market capitalization. Goodwill impairment losses as of September 30, 2015, were $136.2 million, including $85.1 million recognized in the six months ended March 31, 2015.  During the six months ended March 31, 2016, the Company did not identify any additional indicators of impairment.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Intangible Assets

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under the seller’s Master Merchandise Salvage Contract with Wal-Mart Stores, Inc. (the “Wal-Mart Agreement”) dated May 13, 2011.  On December 1, 2014, Wal-Mart provided the Company with written notice terminating the Wal-Mart Agreement effective December 8, 2014.  As a result of the termination of the Wal-Mart Agreement, the Company concluded that the intangible asset related to the Wal-Mart Agreement was impaired and reduced the remaining unamortized contract intangible asset of $10.3 million to zero during the six months ended March 31, 2015.  This impairment charge is recorded in the Acquisition costs and the related fair value adjustments and impairment of goodwill and long-lived assets line item in the statements of operations.  Intangible assets at March 31, 2016 and September 30, 2015 consisted of the following:

		March 31, 2016			September 30, 2015
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	10	$1,500	$(75)	$1,425	$1,500	$—	$1,500
Brand and technology	3 - 5	5,749	(4,501)	1,248	5,749	(3,926)	1,823
Covenants not to compete	3 - 5	700	(483)	217	700	(433)	267
Patent and trademarks	3 - 10	808	(379)	429	792	(331)	461
Total intangible assets, net		$8,757	$(5,438)	$3,319	$8,741	$(4,690)	$4,051

Future expected amortization of intangible assets at March 31, 2016 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2016 (remaining six months)	$569
2017	1,193
2018	280
2019	206
2020 and after	1,071
Total	$3,319

Intangible assets amortization expense was approximately $0.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.  Intangible assets amortization expense was approximately $0.8 million and $2.2 million for the six months ended March 31, 2016 and 2015, respectively.

6.                                      Debt

Senior Credit Facility

Effective March 25, 2016, the Company terminated its $75 million senior credit facility.  Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.608% at December 31, 2015) due monthly.  The Company’s borrowing availability under the Facility as of September 30, 2015 and December 31, 2015 was $37.5 million.  There were no outstanding borrowings under the Facility at the time of its termination.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company recorded a pre-tax loss in the first six months of fiscal year 2016 and its corresponding effective tax rate is approximately 28.6%.

The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examinations for fiscal 2012 through 2015. The Company anticipates no material tax liability to arise from these examinations. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2012 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2012 may be adjusted upon examination by tax authorities if they are utilized.

8.                                      Stockholders’ Equity

Share Repurchase Program

Since 2008, the Company’s Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase the issued and outstanding shares of the Company’s common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash. The Company did not repurchase any shares during the six months ended March 31, 2016 or 2015.  As of March 31, 2016, there was approximately $5.1 million that may yet be expended to repurchase shares under the program. In addition, the Company’s Board of Directors has approved the repurchase of an additional $5.0 million in shares raising the current amount approved for repurchase, that may yet be expended up to $10.1 million.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2014, there were 772,227 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  In February 2015, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the Plan which increased the shares available for issuance under the 2006 Plan by 3,000,000 shares and established a fungible share pool so that awards other than options or stock appreciation rights granted after January 9, 2015, would be counted as 1.5 shares from the shares reserved for issuance under the 2006 Plan. During the three and six months ended March 31, 2016, the Company canceled 92,499 options and 214,014 restricted shares with performance conditions because the Compensation Committee, which administers the 2006 Plan, determined the performance goals had become unachievable. At March 31, 2016, there were 202,905 shares remaining reserved for issuance in connection with awards under the 2006 Plan.

During fiscal year 2015, the Company issued 737,972 cash-settled stock appreciation rights at the price of $9.35, and 59,156 cash-settled stock appreciation rights were forfeited.  During the six months ended March 31, 2016, the Company issued 1,062,668 cash-settled stock appreciation rights at a price of $4.57 and 57,322 cash-settled stock appreciation rights were forfeited.  Stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights where restrictions lapse upon either the passage of time (service vesting), achieving performance targets, or some combination of these restrictions. For those stock appreciation rights with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. The stock appreciation rights that include only service conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

8.                                      Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2015 and the six months ended March 31, 2016 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2014	1,465,907	$19.50
Options granted	310,177	9.92
Options exercised	(14,869)	7.09
Options canceled	(288,572)	20.26
Options outstanding at September 30, 2015	1,472,643	17.46
Options granted	583,228	6.68
Options exercised	—	—
Options canceled	(181,631)	19.29
Options outstanding at March 31, 2016	1,874,240	13.93
Options exercisable at March 31, 2016	1,044,454	17.52

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at March 31, 2016 is approximately $0 and 6.86 and $0 and 4.78, respectively, based on a stock price of $5.18 on March 31, 2016.  Over the last three years, volatility rates have ranged from 50.90% - 77.92%, the dividend rate has been 0%, risk free interest rates have ranged from 0.12% - 1.51% and expected forfeiture rates have ranged from 19.70% - 23.54%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2015 and the six months ended March 31, 2016 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2014	1,897,827	$24.96
Restricted shares granted	1,298,604	10.04
Restricted shares vested	(343,204)	27.50
Restricted shares canceled	(486,040)	26.54
Unvested restricted shares at September 30, 2015	2,367,187	16.08
Restricted shares granted	1,428,867	5.45
Restricted shares vested	(580,343)	16.31
Restricted shares canceled	(352,805)	24.44
Unvested restricted shares at March 31, 2016	2,862,906	9.70

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at March 31, 2016 is approximately $14.8 million and 8.99, respectively, based on a stock price of $5.18 on March 31, 2016.

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

As of March 31, 2016 and September 30, 2015, the Company had no Level 1, Level 2, or Level 3 assets or liabilities that were recorded at fair value on a recurring basis.

The Company’s financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days).  The Company believes the carrying value of these instruments approximates fair value due to the short term maturities.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.                               Defined Benefit Pension Plan

Certain employees of GoIndustry, which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme, a qualified defined benefit pension plan.

The net periodic benefit cost recognized for the three and six months ended March 31, 2016 and 2015 included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
Qualified Defined Benefit Pension Plan	2016	2015	2016	2015
	(dollars in thousands)
Service cost	—	—	—	—
Interest cost	$207	$245	$429	$493
Expected return on plan assets	(269)	(299)	(552)	(598)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	—
Amortization of transitional obligation/(asset)	—	—	—	—
Total net periodic (benefit) cost	$(62)	$(54)	$(123)	$(105)

11.                               Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry (UK) Limited (the “Subsidiary”) and the Trustees (the “Trustees”) of the Henry Butcher Pension Fund and Life Assurance Scheme (the “Scheme”). Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.  The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations.  The funded status of the Scheme as of September 30, 2015, was disclosed in Note 14, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

12.                               Business Realignment Expenses

On October 1, 2014, the Company announced that it had realigned its workforce in response to the new terms and scope of the current Surplus Contract and to adjust for the efficiencies realized in its commercial business through ongoing integration efforts to support the future vision and growth of the Company. The business realignment included employee reductions across the organization. Business realignment expenses during the fiscal year ended September 30, 2014, included costs of $1.8 million in employee severance and benefit costs. In September 2015, the Company evaluated its business realignment effort which resulted in a net increase of $0.3 million in accrued expense primarily due to timing changes in commencement of the current Surplus Contract and the delay in the wind-down of the NESA business.

The table below sets forth the significant components and activity in the business realignment initiatives during the six months ended March 31, 2016.

	Liability Balance at September 30, 2015	Business Realignment Expenses	Cash Payments	Liability Balance at March 31, 2016 (dollars in thousands)
Employee severance and benefit costs for fiscal 2014 accrual	$356	$(20)	$(271)	$65
Employee severance and benefit costs for fiscal 2015 accrual	489	(75)	(409)	5
Total	$845	$(95)	$(680)	$70

The business realignment expenses are recorded in costs and expenses from operations in the statement of operations, and in accrued expenses and other current liabilities on the balance sheet as of March 31, 2016 and September 30, 2015.

13.                               Legal Proceedings

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, former chief financial officer, and former chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant.  On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity.  On March 31, 2016, the Court granted that motion in part and denied it in part.  The Company has until May 16, 2016, to answer the amended complaint.  The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

14.                               Termination of the Wal-Mart Agreement

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under the seller’s Master Merchandise Salvage Contract with Wal-Mart Stores, Inc. (the “Wal-Mart Agreement”) dated May 13, 2011.  On December 1, 2014, Wal-Mart provided the Company written notice (the “Termination Notice”) terminating the Wal-Mart Agreement effective December 8, 2014.  The Termination Notice alleged that the Company failed to comply with certain provisions under the Wal-Mart Agreement with respect to service level requirements and restrictions on the disposition of merchandise. The Company disputed these allegations and contested the termination of the Wal-Mart Agreement with Wal-Mart.  As a result of negotiations with Wal-Mart, on January 22, 2015, a settlement was finalized whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart agreed to pay $7.5 million in damages. The payment was received from Wal-Mart in February 2015.

15.                               Subsequent Event

On April 8, 2016, the DLA awarded the next scrap contract to the Company.  Under the new Scrap Contract, the Company will acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Company will bear all of the costs for the sorting, merchandising and sale of the property. The new Scrap Contract has a 36-month base term, commencing in the fourth quarter of fiscal year 2016 or the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA.

As disclosed in the Company’s Current Report on Form 8-K filed on May 5, 2016, the Company’s Board of Directors has approved the repurchase of an additional $5.0 million in shares raising the current amount approved for repurchase, that may yet be expended up to $10.1 million.

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

Overview

About us.  We operate leading auction marketplaces for surplus and salvage assets. We enable buyers and sellers to transact in an efficient, online auction environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of surplus and salvage assets presented with customer focused information including digital images and other relevant product information along with services to efficiently complete the transaction. Additionally, we enable our corporate and government sellers to enhance their financial return on excess assets by providing liquid marketplaces and value-added services that integrate sales and marketing, logistics and transaction settlement into a single offering. We organize the products available on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our online marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended March 31, 2016, the number of registered buyers grew from approximately 2,688,000 to approximately 2,923,000, or 8.7%.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers various transaction models.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 17.5% and 20.2% of our total revenue for the three and six months ended March 31, 2016. The merchandise sold under our consignment model accounted for approximately 56.2% and 61.5% of our GMV for the three and six months ended March 31, 2016.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 67.9% and 65.9% of our total revenue for the three and six months ended March 31, 2016. The merchandise sold under our purchase model accounted for approximately 39.0% and 33.2% of our GMV for the three and six months ended March 31, 2016.

•                  Other.  This revenue category is intended to include revenue from profit-sharing and non-consignment fee revenue. Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Other revenue accounted for approximately 14.6% and 13.9% of our total revenue for the three and six months ended March 31, 2016 and approximately 4.8% and 5.2% of our GMV for the three and six months ended March 31, 2016.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                                          Surplus Contract.  The Surplus Contract is a competitive-bid contract under which we acquire, manage and sell all usable DoD surplus personal property turned into the DLA Disposition Services (“DLA”). Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires us to purchase all usable surplus property offered by the DoD at 4.35% of the DoD’s original acquisition value (OAV). The current, or third, Surplus Contract became effective on November 4, 2015, covers only non-rolling stock and has a base term of two years with four one-year renewal options.  The prior, or second, Surplus Contract requires us to purchase all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD’s OAV; the wind-down period under the second Surplus Contract will remain in effect until September 2016 to allow for the continued processing of usable Recycling Control Point (RCP) non-rolling stock surplus property.

Revenue from the second and third Surplus Contracts (including buyer premiums) accounted for approximately 31.2% and 31.1% of our total revenue for the three and six months ended March 31, 2016.  The property sold under the second and third Surplus Contracts accounted for approximately 14.3% and 13.9% of our GMV for the three and six months ended March 31, 2016.

The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security reasons or if the property is otherwise needed to support the mission of the DoD.

•                                          Scrap Contract.  In June 2005 the Company was awarded the original Scrap Contract which was structured as a profit-sharing arrangement with 75.2% of the profits distributed to the DLA, and 1.8% to a third party. The contract was amended in June 2015 to adjust the DLA profit sharing percentage to 65.0%, eliminating the distribution to the third party. The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials.

Under the Scrap Contract, we acquire scrap property at a per pound price and disburse to the DLA a percentage of the profits, currently 65%, realized from the sale of the inventory, after deduction for allowable expenses.  We refer to these disbursement payments to the DoD as profit-sharing distributions. We recognize as revenue the gross proceeds from these sales. The DOD reimburses us for certain direct expenses deemed to be payable by the DOD rather than the contractor. During fiscal 2015, if the Company’s customer base met certain small business criteria as defined in the contract, the member may have received an additional incentive payment which was withheld from payments to the DLADS. The current Scrap Contract will expire on August 31, 2016.  On April 8, 2016, the DLA awarded the next Scrap Contract to the Company. Under the new Scrap Contract, the Company will acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds.  The Company will bear all of the costs for the sorting, merchandising and sale of the property. The new Scrap Contract has a 36-month base term, commencing in the fourth quarter of fiscal year 2016 or the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA.  Revenue from the Scrap contract accounted for approximately 8.5% and 10.4% of our total revenue for the three and six months ended March 31, 2016. The Scrap contract accounted for approximately 4.8% and 5.2% of our total GMV for the three and six months ended March 31, 2016.

Our Wal-Mart Contracts.  We have various contracts with Wal-Mart Stores, Inc., under which we purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice.  We also had a long-term contract with Wal-Mart that did not provide for termination for convenience (the “Wal-Mart Agreement”).  On December 1, 2014, Wal-Mart alleged that we failed to comply with certain provisions under the Wal-Mart Agreement and terminated the agreement effective December 8, 2014. We disputed these allegations and contested the termination of the Wal-Mart Agreement. On January 22, 2015, we finalized a settlement with Wal-Mart whereby, in exchange for both parties waiving all respective claims against the other, Wal-Mart agreed to pay $7.5 million in damages.  The amount of the settlement was recorded within accounts receivable and a reduction of inventory on the consolidated balance sheet as of December 31, 2014, as the settlement compensated us for the overpayment of inventory from Wal-Mart.  We received the payment in February 2015. On September 30, 2015, we sold certain assets related to the Jacobs Trading Company to a buyer, Tanager Acquisitions, LLC.  In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading Company. The buyer issued to us a promissory note in the amount of $12.3 million.  The divestiture of the Jacobs Trading Company resulted in an $8.0 million loss.  The sale generated a tax loss that is expected to result in a $31.5 million cash benefit from prior year income taxes and $2.0 million of additional tax credits available to offset future taxes. In March, 2016, we received $30.1 million of the cash benefit and expect to receive the remaining $1.4 million in fiscal year 2017. We also received $5.0 million for an overpayment of taxes paid in fiscal year 2015 to bring our total tax refund to $35.1 million in March, 2016.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and six months ended March 31, 2016 and 2015 totaled $153.0 million and $304.4 million, respectively, and $189.4 million and $434.7 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2016 and September 30, 2015, we had approximately 2,923,000 and 2,845,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and six months ended March 31, 2016 and 2015, approximately 636,000 and 1,197,000, and 640,000 and 1,271,000, total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and six months ended March 31, 2016 and 2015, we completed approximately 153,000 and 286,000, and 146,000 and 291,000 transactions, respectively.

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

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•                                          The amortization of contract intangibles related to the amortization and subsequent write-off of the contract related intangible assets associated with the Jacobs Trading acquisition on October 1, 2011 and the NESA acquisition on November 1, 2012. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
	(In thousands)
	(unaudited)
Net (loss) income	$(850)	$1,381	$(6,047)	$(62,735)
Interest and other (income) expense, net	(390)	39	(451)	77
(Benefit) provision for income taxes	(267)	2,391	(2,421)	(18,527)
Amortization of contract intangibles	—	—	—	1,211
Depreciation and amortization	1,660	1,994	3,332	3,986

EBITDA	153	5,805	(5,587)	(75,988)
Stock compensation expense	2,724	2,810	5,144	5,412
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	—	39	96,238

Adjusted EBITDA	$2,877	$8,615	$(404)	$25,662

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

The amount of our revenue that was generated outside of the U.S. for the three and six months ended March 31, 2016 and 2015 was 13.1% and 12.5%, and 11.8% and 9.6%, respectively.

Inventory.  Inventory consists of products available for sale and is valued at the lower of cost or market value.  This valuation requires us to make judgments based on currently available information about expected recoverable value.

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

We perform the annual goodwill impairment assessment as of the end of the fiscal year. During the three months ended December 31, 2014, we identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014, the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond.  As a result, we tested the goodwill for impairment as of December 31, 2014.  Based on the goodwill impairment analysis as of the interim testing date, the carrying values of our two reporting units exceeded their fair values.  Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair values of the assets and liabilities of the reporting units.  As a result of the step two test, we recorded a goodwill impairment charge of $85.1 million during the first quarter of fiscal 2015.  As part of our annual impairment assessment as of September 30, 2015, we identified indicators of impairment, including a decline in our market capitalization. As a result, we tested the goodwill for impairment as of September 30, 2015.  Based on the results of step one of our goodwill impairment analysis as of the fiscal year ended September 30, 2015, the carrying values of both of our two reporting units exceeded their fair value.  Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair value of the assets and liabilities of the impaired reporting units.  As a result of the step two test, we recorded a goodwill impairment charge of $51.2 million during the fourth quarter of fiscal 2015.  During the three and six months ended March 31, 2016, we did not identify any indicators of impairment.

In accordance with FASB Accounting Standards Codification Topic 280 (“ASC 280”), which provides that the characteristics of a component require that it (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management, the Company has identified its reporting units as LSI-Retail Supply Chain Group (RSCG) and LSI-Capital Assets Group

(CAG).  As the RSCG operations and the CAG operations represent two distinct components under the guidance of ASC 280, goodwill should be measured for impairment separately for each of these components.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $67.7 million at March 31, 2016. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

Stock-based compensation.  We recognize all share-based payments to employees, including grants of employee stock options, in the statements of operations based on their estimated fair values. We use the Black-Scholes option pricing model to estimate the fair values of share-based payments.

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

Cost of goods sold.  Cost of goods sold includes the costs of purchasing and transporting property for auction, as well as credit card transaction fees.

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

Technology and operations.  Technology expenses consist primarily of personnel costs related to our programming staff who develop and deploy new marketplaces and continuously enhance existing marketplaces. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain of our internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350.

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

Interest (income) expense and other expense, net.  Interest (income) expense and other expense, net consists of interest income on the note receivable related to the sale of the Jacobs Trading Company, expenses related to our terminated credit facility, and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income.  The Company’s effective income tax rate before discrete items was 28.6% and 22.8% for the six months ended March 31, 2016 and March 31, 2015, respectively. The 2016 effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments. We expect our future years’ tax rates to be between 30% and 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	46.0	41.4	43.7	42.5
Profit-sharing distributions	2.9	7.4	3.2	7.5
Technology and operations	28.4	24.0	31.1	22.6
Sales and marketing	10.5	10.5	12.2	9.3
General and administrative	12.0	11.1	13.4	9.2
Amortization of contract intangibles	—	—	—	0.5
Depreciation and amortization	1.9	1.9	2.2	1.8
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	—	0.0	42.2

Total costs and expenses	101.7	96.3	105.8	135.6

(Loss) income from operations	(1.7)	3.7	(5.8)	(35.6)
Interest and other expense, net	0.4	(0.0)	0.3	(0.0)

(Loss) income from operations before benefit (provision) for income taxes	(1.3)	3.7	(5.5)	(35.6)
Benefit (provision) for income taxes	0.3	(2.4)	1.6	8.1

Net (loss) income from operations	(1.0)%	1.3%	(3.9)%	(27.5)%

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue.  Revenue decreased $16.1 million, or 15.6%, to $86.9 million for the three months ended March 31, 2016 from $102.9 million for the three months ended March 31, 2015, primarily due to (1) a 16.6% decrease, or $9.3 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company in fiscal 2015, and the wind down of the NESA refurbishment business in Canada, reduced product flows within our retail vertical, offset by stronger capital assets deal flow; and (2) a 17.5% decrease, or $7.3 million, in our DoD businesses due to lower commodity prices and a shift in property mix to lower valued property, partly offset by higher service revenue. These revenue decreases were partially offset by a 13.4% increase, or $0.6 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients. The amount of gross merchandise volume decreased 19.2%, or $36.4 million to $153.0 million, for the three months ended March 31, 2016 from $189.4 million for the three months ended March 31, 2015, due to (1) a 27.6% decrease, or $28.3 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company, the wind down of the NESA business, reduced product flows within our retail business, and continued weakness in the energy sector; and (2) a 30.2% decrease, or $12.6 million, in our DoD contracts due to lower commodity prices and a shift in property mix to lower valued property. These GMV decreases were partially offset by a 10.1% increase, or $4.5 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients.

Cost of goods sold.  Cost of goods sold decreased $2.7 million, or 6.4%, to $39.9 million for the three months ended March 31, 2016 from $42.7 million for the three months ended March 31, 2015.  This decrease is primarily attributed to the sale of the Jacobs Trading Company, and the wind down of the NESA refurbishment business in Canada, offset by the increase in the price we pay for inventory under the current Surplus Contract as well as a greater mix of principal deals in the commercial marketplaces. In line with these changes, cost of goods sold increased to 46.0%, from 41.4%.

Profit-sharing distributions.  Profit-sharing distributions decreased $5.1 million, or 66.8%, to $2.5 million for the three months ended March 31, 2016 from $7.6 million for the three months ended March 31, 2015. As a percentage of revenue, profit-sharing distributions decreased to 2.9% from 7.5%. This is due to decreases in property flow from the DoD in our scrap business and lower commodity prices.

Technology and operations expenses.  Technology and operations expenses remained flat at $24.7 million for the three months ended March 31, 2016 and 2015.  As a percentage of revenue, technology and operations expenses increased to 28.4% from 24.0% as a result of the decrease in revenue described above.

Sales and marketing expenses.  Sales and marketing expenses decreased $1.7 million, or 15.3%, to $9.1 million for the three months ended March 31, 2016 from $10.8 million for the three months ended March 31, 2015, primarily due to bad debt expense related to the Jacobs Trading Company in fiscal 2015, as well as staff reductions.  As a percentage of revenue, sales and marketing expenses remained flat with the prior year at 10.5%.

General and administrative expenses.  General and administrative expenses decreased $0.9 million, or 8.0%, to $10.5 million for the three months ended March 31, 2016 from $11.4 million for the three months ended March 31, 2015, due to the sale of the Jacobs Trading Company, and the wind down of the NESA business. As a percentage of revenue, general and administrative expenses increased to 12.0% from 11.1% as a result of the decrease in revenue described above.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.3 million, or 16.7%, to $1.7 million for the three months ended March 31, 2016 from $2.0 million for the three months ended March 31, 2015, as a result of certain software purchases having reached the end of their amortization period, as well as the sale of the Jacobs Trading Company in fiscal 2015 and its related depreciable assets.

Interest income (expense) and other expense, net.  Interest income (expense) and other expense, net, increased $0.4 million, to $0.4 million of income for the three months ended March 31, 2016 from zero for the three months ended March 31, 2015. Interest income (expense) included impacts of foreign currency fluctuations.

Benefit for income tax expense.  Income tax expense decreased $2.7 million, or 111.1%, to a benefit of $0.3 million for the three months ended March 31, 2016 from an expense of $2.4 million for the three months ended March 31, 2015, due to losses in the three months ended March 2016.

Net (loss) income.  Net loss increased $2.3 million, to $(0.9) million for the three months ended March 31, 2016 from income of $1.4 million for the three months ended March 31, 2015.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Revenue.  Revenue decreased $75.3 million, or 33.0%, to $152.8 million for the six months ended March 31, 2016 from $228.1 million for the six months ended December 31, 2015, due to (1) a 37.8% decrease, or $47.7 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company in fiscal 2015, the wind down of the NESA refurbishment business in Canada, continued weakness in the energy sector, reduced product flows within our retail vertical, offset by stronger capital assets deal flow; and (2) a 31.2% decrease, or $28.8 million, in our DoD contracts due to lower commodity prices and a shift in property mix to lower valued property, partly offset by higher service revenue. These decreases were partially offset by a 13.1% increase, or $1.2 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients. The amount of gross merchandise volume decreased 30.0%, or $130.2 million to $304.4 million, for the six months ended March 31, 2016 from $434.7 million for the six months ended March 31, 2015, due to (1) a 42.6% decrease, or $107.3 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company, the wind down of the NESA business, reduced product flows within our retail vertical, and continued weakness in the energy sector; and (2) a 36.9% decrease, or $34.1 million, in our DoD contracts due to lower commodity prices and a shift in property mix to lower valued property. These GMV decreases were partially offset by a 12.3% increase, or $11.2 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients.

Cost of goods sold.  Cost of goods sold decreased $30.2 million, or 31.1%, to $66.8 million for the six months ended March 31, 2016 from $97.0 million for the six months ended March 31, 2015.  This decrease is primarily attributed to the sale of the Jacobs Trading Company and reduced product flows within our retail vertical, as well as the wind down of the NESA refurbishment business in Canada. This is slightly offset by the increase in the price we pay for inventory under the current Surplus Contract as well as a greater mix of principal deals in the commercial marketplaces. In line with these changes, cost of goods sold increased to 43.7%, from 42.5%.

Profit-sharing distributions.  Profit-sharing distributions decreased $12.3 million, or 71.6%, to $4.9 million for the six months ended March 31, 2016 from $17.1 million for the six months ended March 31, 2015. As a percentage of revenue, profit-sharing distributions decreased to 3.2% from 7.5%. This is due to decreases in property flow from the DoD in our scrap business and lower commodity prices.

Technology and operations expenses.  Technology and operations expenses decreased $4.1 million, or 8.0%, to $47.5 million for the six months ended March 31, 2016 from $51.6 million for the six months ended March 31, 2015, due to the sale of the Jacobs Trading Company, and the wind down of the NESA business.  As a percentage of revenue, technology and operations expenses increased to 31.1% from 24% primarily as a result of the decrease in revenue described above.

Sales and marketing expenses.  Sales and marketing expenses decreased $2.6 million, or 12.2%, to $18.6 million for the six months ended March 31, 2016 from $21.2 million for the six months ended March 31, 2015, primarily due to bad debt expense related to the Jacobs Trading Company in fiscal 2015, as well as staff reductions.  As a percentage of revenue, sales and marketing expenses increased to 12.2% from 9.3% primarily as a result of the decrease in revenue described above.

General and administrative expenses.  General and administrative expenses decreased $0.4 million, or 1.8%, to $20.5 million for the six months ended March 31, 2016 from $20.9 million for the six months ended March 31, 2015, which is not significant. As a percentage of revenue, general and administrative expenses increased to 13.4% from 9.2% primarily as a result of the decrease in revenue described above.

Amortization of contract intangibles.  Amortization of contract intangibles was related to the contract intangible asset created in conjunction with the Jacobs Trading Company acquisition which was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. Amortization of contract intangibles for the six months ended March 31, 2016 and March 31, 2015 was zero and $1.2 million, respectively. This decrease was due to the write-off of the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset as a result of the early termination of the Wal-Mart contract in December 2014.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.7 million, or 16.6%, to $3.3 million for the six months ended March 31, 2016 from $4.0 million for the six months ended March 31, 2015, as a result of certain software purchases having reached the end of their amortization period, and the sale of the Jacobs Trading Company in September 2015 and its related depreciable assets.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.  Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets decreased $96.2 million, or 100.0% to zero for the six months ended March 31, 2016 from $96.2 million for the six months ended March 31, 2015, due to the write-down of impaired goodwill and the remaining unamortized expense related to the Jacobs Trading Company acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Interest income (expense) and other expense, net.  Interest income (expense) and other expense, net, increased $0.5 million, to $0.4 million of income for the six months ended March 31, 2016 from ($0.1) for the six months ended March 31, 2015. Interest income (expense) included impacts of foreign currency fluctuations.

Benefit for income tax expense.  Income tax benefit decreased $16.1 million, or 86.9%, to $2.4 million for six months ended March 31, 2016 from $18.5 million for the six months ended March 31, 2015, primarily due to the write-down of impaired goodwill and long-lived assets in the six months ended March 2015.

Net loss.  Net loss decreased $56.7 million, or 90.4%, to $6.0 million for the six months ended March 31, 2016 from $62.7 million for the six months ended March 31, 2015, primarily as a result of the write-down of impaired goodwill and long-lived assets in the six months ended March 2015.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2016, we had approximately $117.5 million in cash and cash equivalents. The Company does not expect the termination of the Senior Credit Facility to have a material effect on its liquidity or financial position. We have continued to advance the design and development of our LiquidityOne platform, services and analytical tools to empower our clients to maximize bottom-line return, and elevate their supply chain into a high performing business function throughout the globe. As part of this process we have allocated time and investment to new business ventures such as our IronDirect marketplace in the construction vertical. We expect that this marketplace may generate future synergies with our other marketplaces when those customers dispose of construction equipment purchased from IronDirect.

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $12.3 million as of March 31, 2016.  As of March 31, 2016 and September 30, 2015, approximately $20.0 million and $23.6 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

The Company did not repurchase shares during the six months ended March 31, 2016 or 2015 with the approximately $5.1 million remaining under a shares repurchase program approved by our Board of Directors. Under the program, we are authorized to repurchase the issued and outstanding shares of common stock.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.  In addition, the Company’s Board of Directors has approved the repurchase of an additional $5.0 million in shares raising the current amount approved for repurchase, that may yet be expended up to $10.1 million.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Net cash provided by operating activities was $24.7 million for the six months ended March 31, 2016 and $28.9 million for the six months ended March 31, 2015. The $4.2 million decrease in cash provided by operations between periods was primarily attributable to an overall increase in cash flows from changes in working capital of approximately $14.7 million offset by a decrease of approximately $18.9 million in net income including non-cash adjustments. For the six months ended March 31, 2016, net cash provided by operating activities primarily consisted of $34.7 million related to the recovery of prior year income taxes, netted with estimated taxes for fiscal 2016. This cash benefit resulted from the tax loss on the recent sale of the Jacobs Trading Company. Another significant change over prior year relates to the $29.3 million decrease in inventory during fiscal 2015 resulting from the loss of the Wal-Mart Agreement and the sale of isolated principal deals.

Net cash used in investing activities was $2.8 million for the six months ended March 31, 2016 and $5.1 million for the six months ended March 31, 2015.  Net cash used in investing activities for the six months ended March 31, 2016 consisted primarily of expenditures of $2.7 million for purchases of equipment and leasehold improvements.  Net cash used in investing activities for the six months ended March 31, 2015 consisted primarily of capital expenditures of $5.1 million for purchases of equipment and leasehold improvements.

Net cash used by financing activities was $0.2 million for the six months ended March 31, 2016 and net cash provided by financing activities was $0.2 million for the six months ended March 31, 2015.  Net cash provided by financing activities for the six months ended March 31, 2015 consisted primarily of proceeds from the exercise of common stock options including the tax benefit of $0.2 million.

Capital Expenditures.  Our capital expenditures consist primarily of computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We expect capital expenditures to range from $8.0 million to $9.5 million in the fiscal year ending September 30, 2016. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2016 were $2.7 million. As of March 31, 2016, we had no outstanding commitments for capital expenditures.

Effective March 25, 2016, the Company terminated its $75 million a senior credit facility.  Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.608% at December 31, 2015) due monthly.  The Company’s borrowing availability under the Facility as of December 31, 2015 was $37.5 million.  There were no outstanding borrowings under the Facility at the time of its termination.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of March 31, 2016, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 12.5% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant.  On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity.  On March 31, 2016, the Court granted that motion in part and denied it in part.  The Company has until May 16, 2016, to answer the amended complaint.  The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

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

10.1	Severance Agreement and General Release, dated as of March 1, 2016, by and between James Williams and the Company#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 6, 2016.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

By:	/s/ Michael Sweeney
Michael Sweeney
Vice President and Chief Accounting Officer