Form 10-Q
period 2016-06-30
LIQUIDITY SERVICES INC
filed 2016-08-04
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 3, 2016 was 30,741,411.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets
(Dollars in Thousands)

	June 30,	September 30,
	2016	2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$129,865	$95,465
Accounts receivable, net of allowance for doubtful accounts of $696 and $471 at June 30, 2016 and September 30, 2015, respectively	8,965	6,194
Inventory	25,829	25,510
Tax refund receivable	1,409	33,491
Prepaid and deferred taxes	12,070	19,903
Prepaid expenses and other current assets	7,161	7,826
Total current assets	185,299	188,389
Property and equipment, net	14,098	13,356
Intangible assets, net	2,965	4,051
Goodwill	64,114	64,073
Deferred long-term tax assets	14,147	5,871
Other assets	15,334	12,748
Total assets	$295,957	$288,488
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,512	$9,500
Accrued expenses and other current liabilities	35,354	27,350
Profit-sharing distributions payable	1,514	2,512
Customer payables	29,017	29,802
Total current liabilities	74,397	69,164
Long-term liabilities	3,479	3,322
Total liabilities	77,876	72,486
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,726,554 shares issued and outstanding at June 30, 2016; 30,026,223 shares issued and outstanding at September 30, 2015	29	29
Additional paid-in capital	218,416	210,712
Accumulated other comprehensive loss	(5,080)	(5,626)
Retained earnings	4,716	10,887
Total stockholders’ equity	218,081	216,002
Total liabilities and stockholders’ equity	$295,957	$288,488

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Revenue	$62,025	$70,060	$178,633	$251,509
Fee revenue	23,163	19,686	59,308	66,323
Total revenue	85,188	89,746	237,941	317,832

Costs and expenses:
Cost of goods sold	39,292	35,838	106,102	132,814
Profit-sharing distributions	2,663	6,355	7,526	23,505
Technology and operations	22,541	24,784	70,026	76,409
Sales and marketing	9,967	10,255	28,575	31,438
General and administrative	9,042	10,476	29,576	31,378
Depreciation and amortization	1,616	2,044	4,948	7,241
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	—	39	96,238

Total costs and expenses	85,121	89,752	246,792	399,023

Income (loss) from operations	67	(6)	(8,851)	(81,191)
Interest and other (expense) income, net	(208)	(8)	242	(85)

(Loss) before provision for income taxes	(141)	(14)	(8,609)	(81,276)
Benefit for income taxes	17	1,629	2,438	20,156

Net (loss) income	$(124)	$1,615	$(6,171)	$(61,120)
Basic (loss) earnings per common share	$(0.00)	$0.05	$(0.20)	$(2.04)
Diluted (loss) earnings per common share	$(0.00)	$0.05	$(0.20)	$(2.04)

Basic weighted average shares outstanding	30,726,554	30,011,121	30,603,641	29,975,239
Diluted weighted average shares outstanding	30,726,554	30,011,121	30,603,641	29,975,239

See accompanying notes to the unaudited consolidated financial statements

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

Net (loss) income	$(124)	$1,615	$(6,171)	$(61,120)
Other comprehensive (loss) income:
Foreign currency translation	(117)	272	546	(2,841)
Other comprehensive (loss) income, net of taxes	(117)	272	546	(2,841)
Comprehensive (loss) income	$(241)	$1,887	$(5,625)	$(63,961)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

			Additional	Accumulated Other
	Common Stock		Paid-in	Comprehensive	Retained
	Shares	Amount	Capital	Loss	Earnings	Total
Balance at September 30, 2015	30,026,223	$29	$210,712	$(5,626)	$10,887	$216,002
Vesting of restricted stock	700,331	—	—	—	—	—
Compensation expense and incremental tax loss from grants of common stock options and restricted stock	—	—	7,704	—	—	7,704
Net loss	—	—	—	—	(6,171)	(6,171)
Foreign currency translation	—	—	—	546	—	546
Balance at June 30, 2016	30,726,554	$29	$218,416	$(5,080)	$4,716	$218,081

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended June 30,
	2016	2015
Operating activities
Net loss	$(6,171)	$(61,120)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,948	7,241
Stock compensation expense	8,228	8,911
Provision (benefit) for inventory allowance	2,052	(4,682)
Provision for doubtful accounts	226	1,354
Deferred tax benefit	(2,438)	(22,145)
Impairment of goodwill and long-lived assets	—	96,238
Incremental tax loss from exercise of common stock options	138	31
Changes in operating assets and liabilities:
Accounts receivable	(2,997)	10,293
Inventory	(2,371)	42,488
Prepaid and deferred taxes	33,938	(4,380)
Prepaid expenses and other assets	(1,919)	(738)
Accounts payable	(988)	1,123
Accrued expenses and other	7,907	(20,773)
Profit-sharing distributions payable	(998)	(2,054)
Customer payables	(785)	(10,861)
Other liabilities	(134)	(1,381)
Net cash provided by operating activities	38,636	39,545
Investing activities
Increase in intangibles	(46)	(12)
Purchases of property and equipment, including capitalized software	(4,587)	(5,371)
Net cash used in investing activities	(4,633)	(5,383)
Financing activities
Proceeds from exercise of common stock options (net of tax)	—	107
Incremental tax loss from exercise of common stock options	(138)	(31)
Net cash (used) provided by financing activities	(138)	76
Effect of exchange rate differences on cash and cash equivalents	535	(648)

Net increase in cash and cash equivalents	34,400	33,590
Cash and cash equivalents at beginning of period	95,465	62,598
Cash and cash equivalents at end of period	$129,865	$96,188
Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(34,001)	$6,369

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Consolidated Financial Statements

1.                                      Organization

Liquidity Services (the “Company”) employs innovative e-commerce marketplace solutions to manage, value, and sell inventory and equipment for business and government clients. The Company operates a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, RTV & RMA, refurbishment & recycling, fulfillment, marketing & sales, warehousing & transportation, buyer customer support, and compliance & risk mitigation. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. We have over 8,000 clients, including Fortune 1000 and Global 500 organizations as well as government agencies. The Company has one reportable segment consisting of operating e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

2.                                      Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2016 or for any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

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

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Charges for unsellable inventory, as well as for inventory written down to expected market price, are included in cost of goods sold in the period in which they have been determined to occur.  As of June 30, 2016 and September 30, 2015, the Company’s inventory reserve was approximately $2.8 million and $0.8 million, respectively.

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

For the three and nine months ended June 30, 2016, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities would have been anti-dilutive.  Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 8 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The following summarizes the basic and diluted income per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(unaudited)
	(dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	30,726,554	30,011,121	30,603,641	29,975,239
Treasury stock effect of options and restricted stock	—	—	—	—

Diluted weighted average common shares outstanding	30,726,554	30,011,121	30,603,641	29,975,239

Net (loss) income	$(124)	$1,615	$(6,171)	$(61,120)
Basic (loss) income per common share	$(0.00)	$0.05	$(0.20)	$(2.04)
Diluted (loss) income per common share	$(0.00)	$0.05	$(0.20)	$(2.04)

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

The Company issues restricted stock awards where restrictions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination thereof. For those restricted stock awards with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met.

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

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts

The Company has a Surplus Contract with the DLA Disposition Services under which the Company is the remarketer of all Department of Defense (DoD) non-rolling stock surplus turned into the DLA available for sale within the United States, Puerto Rico, and Guam.  The Surplus Contract requires the Company to purchase all usable surplus property offered to the Company by the Department of Defense (DoD) at a fixed percentage of the DoD’s original acquisition value (OAV). This fixed percentage is 4.35%; prior to the date the current Surplus Contract became effective, this fixed percentage was 1.8%. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property.  Included in accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of $10,467,277 and $2,026,000 for inventory as of June 30, 2016 and September 30, 2015, respectively. The Surplus Contract contains a provision providing for a mutual termination of the contract for convenience.  The initial two-year base period ends in December 2016.  There are four one-year options to extend, exercisable by DLA Disposition Services.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

3.                                      Defense Logistics Agency (DLA) Disposition Services Contracts (Continued)

The Company has a Scrap Contract with the DLA Disposition Services under which the Company is the remarketer of all DoD non electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.

DLA Disposition Services initiated an Invitation to Bid for the next Scrap Contract.  Bids were solicited in February 2016, and the contract was awarded to the Company in April 2016.  The contract is a three year contract with two one-year options. The Company will pay a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company will bear all of the costs for the sorting, merchandising and sale of the property. The contract will contain a provision allowing the DLA to terminate the contract for convenience upon written notice from the DLA. The Company expects to commence operations under this contract in the first fiscal quarter of 2017.

4.                                      Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following summarizes goodwill activity for the periods indicated:

Goodwill (in thousands)
Balance at September 30, 2015	$64,073
Translation adjustments	41
Balance at June 30, 2016	$64,114

Impairment of Goodwill

The Company performs its annual goodwill impairment assessment as of the end of the fiscal year and when indicators of impairment are identified.  The last impairment assessment was performed as of September 30, 2015 and the Company identified indicators of impairment, including a decline in the Company’s market capitalization. Goodwill impairment losses as of September 30, 2015, were $136.2 million, including $85.1 million recognized in the nine months ended June 30, 2015.  During the nine months ended June 30, 2016, the Company did not identify any additional indicators of impairment.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.                                      Intangible Assets

As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under the seller’s Master Merchandise Salvage Contract with Wal-Mart Stores, Inc. (the “Wal-Mart Agreement”) dated May 13, 2011.  On December 1, 2014, Wal-Mart provided the Company with written notice terminating the Wal-Mart Agreement effective December 8, 2014.  As a result of the termination of the Wal-Mart Agreement, the Company concluded that the intangible asset related to the Wal-Mart Agreement was impaired and reduced the remaining unamortized contract intangible asset of $10.3 million to zero during the nine months ended June 30, 2015.  This impairment charge is recorded in the Acquisition costs and the related fair value adjustments and impairment of goodwill and long-lived assets line item in the statements of operations.  Intangible assets at June 30, 2016 and September 30, 2015 consisted of the following:

		June 30, 2016			September 30, 2015
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	10	$1,500	$(113)	$1,387	$1,500	$—	$1,500
Brand and technology	3 - 5	5,749	(4,774)	975	5,749	(3,926)	1,823
Covenants not to compete	3 - 5	700	(508)	192	700	(433)	267
Patent and trademarks	3 - 10	806	(395)	411	792	(331)	461
Total intangible assets, net		$8,755	$(5,790)	$2,965	$8,741	$(4,690)	$4,051

Future expected amortization of intangible assets at June 30, 2016 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2016 (remaining three months)	$331
2017	1,071
2018	279
2019	206
2020 and after	1,078
Total	$2,965

Intangible assets amortization expense was approximately $0.4 million and $0.5 million for the three months ended June 30, 2016 and 2015, respectively.  Intangible assets amortization expense was approximately $1.1 million and $2.6 million for the nine months ended June 30, 2016 and 2015, respectively.  In prior years the Company presented amortization of contract intangibles on a separate line item within the consolidated statements of operations.  During Q3 of fiscal 2016, the Company reclassified amortization of contract intangibles to the depreciation and amortization line item.

6.                                      Debt

Senior Credit Facility

Effective March 25, 2016, the Company terminated its $75 million senior credit facility.  Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.608% at December 31, 2015) and interest payments were due monthly.  The Company’s borrowing availability under the Facility as of September 30, 2015 and the date of termination was $37.5 million.  There were no outstanding borrowings under the Facility at the time of its termination.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

7.                                      Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company recorded a pre-tax loss in the first nine months of fiscal year 2016 and its corresponding effective tax rate is approximately 28.3%.

The Company applies the authoritative guidance related to uncertainty in income taxes. The Company has concluded that there were no uncertain tax positions identified during its analysis. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examinations for fiscal 2012 through 2015. The Company anticipates no material tax liability will arise from these examinations. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2013 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2013 may be adjusted upon examination by tax authorities if they are utilized.

8.                                      Stockholders’ Equity

Share Repurchase Program

Since 2008, the Company’s Board of Directors has approved the repurchase of up to $101.9 million in shares under a share repurchase program. Under the program, the Company is authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using the Company’s available cash.  The Company did not repurchase shares under this program during the nine months ended June 30, 2016.  As of June 30, 2016, the Company may repurchase an additional $10.1 million shares under this program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2014, there were 772,227 shares remaining reserved for issuance in connection with awards under the 2006 Plan.  In February 2015, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the 2006 Plan which increased the shares available for issuance under the 2006 Plan by 3,000,000 shares and established a fungible share pool so that awards other than options or stock appreciation rights granted after January 9, 2015, would be counted as 1.5 shares from the shares reserved for issuance under the 2006 Plan. During the nine months ended June 30, 2016, the Company canceled 92,499 options and 214,014 restricted shares with performance conditions because the Compensation Committee, which administers the 2006 Plan, determined the performance goals had become unachievable. At June 30, 2016, there were 340,851 shares remaining reserved for issuance in connection with awards under the 2006 Plan.

During fiscal year 2015, the Company issued 737,972 cash-settled stock appreciation rights at the price of $9.35, and 59,156 cash-settled stock appreciation rights were forfeited.  During the nine months ended June 30, 2016, the Company issued 1,062,668 cash-settled stock appreciation rights at a price of $4.57 and 87,607 cash-settled stock appreciation rights were forfeited.  Stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights where restrictions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination of these conditions. For those stock appreciation rights with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. The stock appreciation rights that include only service conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

8.                                      Stockholders’ Equity (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the year ended September 30, 2015 and the nine months ended June 30, 2016 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2014	1,465,907	$19.50
Options granted	310,177	9.92
Options exercised	(14,869)	7.09
Options canceled	(288,572)	20.26
Options outstanding at September 30, 2015	1,472,643	17.46
Options granted	583,228	6.68
Options exercised	—	—
Options canceled	(265,531)	17.57
Options outstanding at June 30, 2016	1,790,340	13.96
Options exercisable at June 30, 2016	1,012,706	17.71

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at June 30, 2016 is approximately $684,975 and 6.66 and $24,512 and 4.71, respectively, based on a stock price of $7.84 on June 30, 2016.  Over the last three years, volatility rates have ranged from 50.90% - 77.92%, the dividend rate has been 0%, risk free interest rates have ranged from 0.12% - 1.51% and expected forfeiture rates have ranged from 19.70% - 23.54%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the year ended September 30, 2015 and the nine months ended June 30, 2016 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2014	1,897,827	$24.96
Restricted shares granted	1,298,604	10.04
Restricted shares vested	(343,204)	27.50
Restricted shares canceled	(486,040)	26.54
Unvested restricted shares at September 30, 2015	2,367,187	16.08
Restricted shares granted	1,458,367	5.45
Restricted shares vested	(700,331)	15.93
Restricted shares canceled	(423,386)	22.25
Unvested restricted shares at June 30, 2016	2,701,837	9.42

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at June 30, 2016 is approximately $21.2 million and 8.91, respectively, based on a stock price of $7.84 on June 30, 2016.

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

As of June 30, 2016 and September 30, 2015, the Company had no Level 1, Level 2, or Level 3 assets or liabilities that were recorded at fair value on a recurring basis.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

10.                               Defined Benefit Pension Plan

Certain employees of GoIndustry (UK) Limited (“GoIndustry”), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the “Scheme”), a qualified defined benefit pension plan.

The net periodic benefit recognized for the three and nine months ended June 30, 2016 and 2015 included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
Qualified Defined Benefit Pension Plan	2016	2015	2016	2015
	(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	205	$238	$634	$731
Expected return on plan assets	(271)	(298)	(823)	(895)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	—
Amortization of transitional obligation/(asset)	—	—	—	—
Total net periodic benefit	$(66)	$(60)	$(189)	$(164)

11.                               Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry and the Trustees (the “Trustees”) of the Scheme. Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by GoIndustry of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever GoIndustry does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.  The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations.  The funded status of the Scheme as of September 30, 2015, was disclosed in Note 14, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

12.                               Business Realignment Expenses

On October 1, 2014, the Company announced that it had realigned its workforce in response to the new terms and scope of the current Surplus Contract and to adjust for the efficiencies realized in its commercial business through ongoing integration efforts to support the future vision and growth of the Company. The business realignment included employee reductions across the organization. Business realignment expenses during the fiscal year ended September 30, 2014, included costs of $1.8 million in employee severance and benefit costs. In September 2015, the Company evaluated its business realignment effort. This evaluation resulted in a net increase of $0.3 million in accrued expense primarily due to timing changes in commencement of the current Surplus Contract and the delay in the wind-down of the NESA business.

The table below sets forth the significant components and activity in the business realignment initiatives during the nine months ended June 30, 2016.

(in thousands)	Liability Balance at September 30, 2015	Business Realignment Expenses	Cash Payments	Liability Balance at June 30, 2016

Employee severance and benefit costs for fiscal 2014 accrual	$356	$(20)	$(335)	$1
Employee severance and benefit costs for fiscal 2015 accrual	489	(80)	(409)	0
Total	$845	$(100)	$(744)	$1

The business realignment expenses are recorded in costs and expenses from operations in the statement of operations, and in accrued expenses and other current liabilities on the balance sheet as of June 30, 2016 and September 30, 2015.

13.                               Legal Proceedings

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant.  On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity.  On March 31, 2016, the Court granted that motion in part and denied it in part.  On May 16, 2016, the Company answered the amended complaint, and on June 7, 2016, the Court entered a scheduling order calling for Plaintiffs to fully brief any motion for class certification by February 17, 2017, for fact discovery to be completed by June 30, 2017, and for expert discovery to be completed by December 22, 2017.  The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

On June 8, 2016, Harold Slingerland filed a putative derivative complaint in the Superior Court for the District of Columbia, purportedly on behalf of the Company against individuals who served on the Company’s Board of Directors between February 1, 2012, and May 7, 2014.  The complaint in this action asserts that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same alleged misstatements that are the subject of the putative class action complaint and exposing the Company to potentially significant costs and expenses in connection with defending that action.  The complaint seeks monetary damages from the defendants other than Liquidity Services, changes to Liquidity Services’ corporate governance, disgorgement of any profits, benefits, or other compensation obtained by the director defendants, and an award of attorneys’ fees, costs, and expenses for plaintiff’s counsel. There may be additional putative derivative complaints filed in the future asserting similar claims.

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

Overview

About us.  We employ innovative e-commerce marketplace solutions to manage, value, and sell inventory and equipment for business and government clients. We operate a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, RTV & RMA, refurbishment & recycling, fulfillment, marketing & sales, warehousing & transportation, buyer customer support, and compliance & risk mitigation. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, and www.go-dove.com. We have over 8,000 clients, including Fortune 1000 and Global 500 organizations as well as government agencies. We have one reportable segment consisting of operating e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the 12 months ended June 30, 2016, the number of registered buyers grew from approximately 2,805,000 to approximately 2,958,000, or 5.5%.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers various transaction models.

•                  Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 20.9% and 20.4% of our total revenue for the three and nine months ended June 30, 2016. The merchandise sold under our consignment model accounted for approximately 65.9% and 63.2% of our GMV for the three and nine months ended June 30, 2016.

•                  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 64.2% and 65.3% of our total revenue for the three and nine months ended June 30, 2016. The merchandise sold under our purchase model accounted for approximately 29.9% and 32.0% of our GMV for the three and nine months ended June 30, 2016.

•                  Other.  This revenue category is intended to include revenue from profit-sharing and non-consignment fee revenue. Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Other revenue accounted for approximately 14.9% and 14.3% of our total revenue for the three and nine months ended June 30, 2016 and approximately 4.2% and 4.8% of our GMV for the three and nine months ended June 30, 2016.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•                                          Surplus Contract.  The Surplus Contract is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA Disposition Services (“DLA”). Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires us to purchase all usable surplus property offered by the DoD at 4.35% of the DoD’s original acquisition value (OAV). The current, or third, Surplus Contract became effective December 2014, covers only non-rolling stock and has a base term of two years with four one-year renewal options.  The prior, or second, Surplus Contract requires us to purchase all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD’s OAV; the wind-down period under the second Surplus Contract will remain in effect until January 2017 to allow for the continued processing of usable Recycling Control Point (RCP) non-rolling stock surplus property.

Revenue from the second and third Surplus Contracts (including buyer premiums) accounted for approximately 30.9% and 31.0% of our total revenue for the three and nine months ended June 30, 2016.  The property sold under the second and third Surplus Contracts accounted for approximately 11.7% and 13.1% of our GMV for the three and nine months ended June 30, 2016.

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

Under the Scrap Contract, we acquire scrap property at a per pound price and disburse to the DLA a percentage of the profits, currently 65%, realized from the sale of the inventory, after deduction for allowable expenses.  We refer to these disbursement payments to the DoD as profit-sharing distributions. We recognize as revenue the gross proceeds from these sales. The DoD reimburses us for certain direct expenses deemed to be payable by the DOD rather than by us. During fiscal 2015, if the Company’s customer base met certain small business criteria as defined in the contract, we received an additional incentive payment which was withheld from payments to the DLA. The current Scrap Contract will expire on September 30, 2016.  On April 8, 2016, the DLA awarded the next Scrap Contract to the Company. Under the new Scrap Contract, the Company will acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds.  The Company will bear all of the costs for the sorting, merchandising and sale of the property. The new Scrap Contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA.  Revenue from the Scrap contract accounted for approximately 8.6% and 9.8% of our total revenue for the three and nine months ended June 30, 2016. The Scrap contract accounted for approximately 4.1% and 4.8% of our total GMV for the three and nine months ended June 30, 2016.

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

On September 30, 2015, we sold certain assets related to the Jacobs Trading Company to a buyer, Tanager Acquisitions, LLC.  In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading Company. The buyer issued to us a promissory note in the amount of $12.3 million.  The divestiture of the Jacobs Trading Company resulted in an $8.0 million loss.  The sale generated a tax loss that resulted in a $31.5 million cash benefit from prior year income taxes and $2.0 million of additional tax credits available to offset future taxes. In March, 2016, we received $30.1 million of the cash benefit and expect to receive the remaining $1.4 million in fiscal year 2017. We also received $5.0 million for an overpayment of taxes paid in fiscal year 2015 to bring our total tax refund to $35.1 million in June, 2016.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2016 and 2015 totaled $178.5 million and $482.9 million, and $193.6 million and $628.3 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2016 and September 30, 2015, we had approximately 2,958,000 and 2,845,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and nine months ended June 30, 2016 and 2015, approximately 642,000 and 1,840,000, and 611,000 and 1,882,000, total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and nine months ended June 30, 2016 and 2015, we completed approximately 151,000 and 437,000, and 137,000 and 428,000 transactions, respectively.

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

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•                                          Depreciation and amortization expense primarily relates to property and equipment and the amortization of contract intangibles related to the amortization and subsequent write-off of the contract related intangible assets associated with the Jacobs Trading acquisition, which closed on October 1, 2011 and the NESA acquisition, which closed on November 1, 2012. Both of these expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

•                                          As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business.

•                                          The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock and stock appreciation rights to be recognized in the income statement based on their estimated fair values. We believe adjusting net income for this stock based compensation expense is useful to investors when evaluating the operating performance of our business.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
	(unaudited)
Net (loss) income	$(124)	$1,615	$(6,171)	$(61,120)
Interest and other expense (income), net	208	8	(242)	85
Benefit for income taxes	(17)	(1,629)	(2,438)	(20,156)
Depreciation and amortization	1,616	2,044	4,948	7,241

EBITDA	1,683	2,038	(3,903)	(73,950)
Stock compensation expense	3,084	3,499	8,228	8,911
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	—	39	96,238

Adjusted EBITDA	$4,767	$5,537	$4,364	$31,199

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

The amount of our revenue that was generated outside of the U.S. for the three and nine months ended June 30, 2016 and 2015 was 12.3% and 12.4%, and 10.4% and 12.8%, respectively.

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

We perform the annual goodwill impairment assessment as of the end of the fiscal year. During the three months ended December 31, 2014, we identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014, the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond.  As a result, we tested the goodwill for impairment as of December 31, 2014.  Based on the goodwill impairment analysis as of the interim testing date, the carrying values of our two reporting units exceeded their fair values.  Accordingly, we performed step two of the goodwill impairment test, where we determined the estimated fair values of the assets and liabilities of the reporting units.  As a result of step two of the goodwill impairment test, we recorded a goodwill impairment charge of $85.1 million during the first quarter of fiscal 2015.  As part of our annual impairment assessment as of September 30, 2015, we identified indicators of impairment, including a decline in our market capitalization. As a result, we tested the goodwill for impairment as of September 30, 2015.  Based on the results of step one of our goodwill impairment analysis as of the fiscal year ended September 30, 2015, the carrying values of both of our two reporting units exceeded their fair value.  Accordingly, we performed step two of the goodwill impairment test and determined the estimated fair value of the assets and liabilities of the impaired reporting units.  As a result of step two of the goodwill impairment test, we recorded a goodwill impairment charge of $51.2 million during the fourth quarter of fiscal 2015.  During the nine months ended June 30, 2016, we did not identify any indicators of impairment.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $67.1 million at June 30, 2016. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

Income taxes.  We account for income taxes using the asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. A valuation allowance is provided to reduce the deferred tax assets to a level that we believe will more likely than not be realized. The resulting net deferred tax asset reflects management’s estimate of the amount that will be realized. As of June 30, 2016, the Company had approximately $22.1 million in net deferred tax assets. In the future, it is possible that a valuation allowance to reduce the deferred tax asset will be required, which could materially increase the Company’s expense in the period the allowance is recognized and adversely affect its results of operations and statement of financial condition.

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

Depreciation and amortization.  Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment and amortization of intangible assets from our acquisitions. Depreciation and amortization also consists of the amortization of our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011, and the NESA transaction on November 1, 2012. The intangible asset created in conjunction with the acquisition of Jacobs Trading was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. The amortization period was correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods.  Upon the early termination of the Wal-Mart contract in December 2014, we expensed the remaining amount of unamortized expense of approximately $10.3 million during the three months ended December 2014. The vendor contract intangible asset created in conjunction with the NESA acquisition was valued at $3.9 million and was being amortized over 20 months, on a straight-line basis.  The amortization period was correlated to the base term of the contract, from the acquisition date, exclusive of renewal periods.

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

Income taxes.  For interim income tax reporting the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income.  The Company’s effective income tax rate before discrete items was 28.3% for the nine months ended June 30, 2016. The 2016 effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments. We expect our future years’ tax rates to be between 30% and 40%.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	46.1	39.9	44.6	41.8
Profit-sharing distributions	3.1	7.1	3.2	7.4
Technology and operations	26.5	27.6	29.4	24.0
Sales and marketing	11.7	11.4	12.0	9.9
General and administrative	10.6	11.7	12.4	9.8
Depreciation and amortization	1.9	2.3	2.1	2.3
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	—	—	0.0	30.3

Total costs and expenses	99.9	100.0	103.7	125.5

Income (loss) from operations	0.1	(0.0)	(3.7)	(25.5)
Interest and other (expense) income, net	(0.2)	(0.0)	0.1	(0.0)

(Loss) before provision for income taxes	(0.1)	(0.0)	(3.6)	(25.5)
Benefit for income taxes	0.0	1.8	1.0	6.3

Net (loss) income	(0.1)%	1.8%	(2.6)%	(19.2)%

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue.  Revenue decreased $4.5 million, or 5.1%, to $85.2 million for the three months ended June 30, 2016 from $89.7 million for the three months ended June 30, 2015, primarily due to (1) a 7.2% decrease, or $3.5 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company in fiscal 2015, and the wind down of the NESA refurbishment business in Canada, reduced product flows within our retail vertical, partially offset by stronger capital assets deal flow; and (2) a 5.4% decrease, or $1.9 million, in our DoD businesses due to lower commodity prices and a shift in property mix to lower valued property provided under our Scrap and Surplus contracts, partly offset by higher service revenue. These revenue decreases were partially offset by a 15.2% increase, or $0.8 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients. The amount of gross merchandise volume decreased 7.8%, or $15.1 million to $178.5 million, for the three months ended June 30, 2016 from $193.6 million for the three months ended June 30, 2015, due to (1) a 16.7% GMV decrease, or $17.2 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company, the wind down of the NESA business, reduced product flows within our retail business, offset by stronger capital assets deal flow; and (2) a 20.5% GMV decrease, or $7.2 million, in our DoD contracts due to lower commodity prices and a shift in property mix to lower valued property provided under our Scrap and Surplus contracts. These GMV decreases were partially offset by a 17.1% GMV increase, or $9.4 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients.

Cost of goods sold.  Cost of goods sold increased $3.5 million, or 9.6%, to $39.3 million for the three months ended June 30, 2016 from $35.8 million for the three months ended June 30, 2015.  This increase is primarily attributed to the increase in the price we pay for inventory under the current Surplus Contract as well as a greater mix of deals in the commercial marketplaces where we act as principal, offset by the sale of the Jacobs Trading Company, and the wind down of the NESA refurbishment business in Canada. In line with these changes, cost of goods sold increased to 46.1% of revenue, from 39.9%.

Profit-sharing distributions.  Profit-sharing distributions decreased $3.7 million, or 58.1%, to $2.7 million for the three months ended June 30, 2016 from $6.4 million for the three months ended June 30, 2015. As a percentage of revenue, profit-sharing distributions decreased to 3.1% from 7.1%. This is due to decreases in property flow from the DoD in our scrap business and lower commodity prices.

Technology and operations expenses.  Technology and operations expenses decreased $2.2 million, or 9.0%, to $22.5 million for the three months ended June 30, 2016 from $24.8 million for the three months ended June 30, 2015, due to the sale of the Jacobs Trading Company in fiscal 2015.  As a percentage of revenue, technology and operations expenses decreased to 26.5% from 27.6%.

Sales and marketing expenses.  Sales and marketing expenses slightly decreased $0.3 million, or 2.8%, to $10.0 million for the three months ended June 30, 2016 from $10.3 million for the three months ended June 30, 2015, due to the sale of the Jacobs Trading Company in fiscal 2015.  As a percentage of revenue, sales and marketing expenses slightly increased to 11.7% from 11.4% in the prior year, primarily as a result of the decrease in revenue described above.

General and administrative expenses.  General and administrative expenses decreased $1.4 million, or 13.7%, to $9.0 million for the three months ended June 30, 2016 from $10.5 million for the three months ended June 30, 2015, due to the sale of the Jacobs Trading Company, and the wind down of the NESA business. As a percentage of revenue, general and administrative expenses decreased to 10.6% from 11.7% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.4 million, or 21.0%, to $1.6 million for the three months ended June 30, 2016 from $2.0 million for the three months ended June 30, 2015, as a result of certain software purchases having reached the end of their amortization period, as well as the sale of the Jacobs Trading Company in fiscal 2015 and its related depreciable assets.

Interest and other (expense) income, net.  Interest and other (expense) income, net, increased $0.2 million, to $0.2 million of expense for the three months ended June 30, 2016 from zero for the three months ended June 30, 2015. Interest and other (expense) income, net included impacts of foreign currency fluctuations.

Benefit for income taxes.  Benefit for income taxes decreased $1.6 million, to a benefit of zero for the three months ended June 30, 2016 from a benefit of $1.6 million for the three months ended June 30, 2015.

Net (loss) income.  Net loss for the three months ended June 30, 2016 was ($0.1) million compared to income of $1.6 million for the three months ended June 30, 2015.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Revenue.  Revenue decreased $79.9 million, or 25.1%, to $237.9 million for the nine months ended June 30, 2016 from $317.8 million for the nine months ended June 30, 2015, due to (1) a 29.3% decrease, or $51.3 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company in fiscal 2015, the wind down of the NESA refurbishment business in Canada, reduced product flows within our retail vertical, continued weakness in the energy sector, partially offset by stronger capital assets deal flow; and (2) a 24.0% decrease, or $30.7 million, in our DoD contracts due to lower commodity prices and a shift in property mix to lower valued property provided under our Scrap and Surplus contracts, partly offset by higher service revenue. These decreases were partially offset by a 13.9% increase, or $2.1 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients. The amount of gross merchandise volume decreased 23.1%, or $145.4 million to $482.9 million, for the nine months ended June 30, 2016 from $628.3 million for the nine months ended June 30, 2015, due to (1) a 35.1% GMV decrease, or $124.6 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company, the wind down of the NESA business, reduced product flows within our retail vertical, and continued weakness in the energy sector; and (2) a 32.4% GMV decrease, or $41.4 million, in our DoD contracts due to lower commodity prices and a shift in property mix to lower valued property provided under our Scrap and Surplus contracts. These GMV decreases were partially offset by a 14.1% GMV increase, or $20.5 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients.

Cost of goods sold.  Cost of goods sold decreased $26.7 million, or 20.1%, to $106.1 million for the nine months ended June 30, 2016 from $132.8 million for the nine months ended June 30, 2015.  This decrease is primarily attributed to the sale of the Jacobs Trading Company and reduced product flows within our retail vertical, as well as the wind down of the NESA refurbishment business in Canada. This decrease was partially offset by the increase in the price we pay for inventory under the current Surplus Contract as well as a greater mix of deals in our commercial marketplaces in which we act as principal. In line with these changes, cost of goods sold increased as a percentage of revenue to 44.6%, from 41.8%.

Profit-sharing distributions.  Profit-sharing distributions decreased $16.0 million, or 68.0%, to $7.5 million for the nine months ended June 30, 2016 from $23.5 million for the nine months ended June 30, 2015. As a percentage of revenue, profit-sharing distributions decreased to 3.2% from 7.4%. This is due to decreases in property flow from the DoD in our scrap business and lower commodity prices.

Technology and operations expenses.  Technology and operations expenses decreased $6.4 million, or 8.4%, to $70.0 million for the nine months ended June 30, 2016 from $76.4 million for the nine months ended June 30, 2015, due to the sale of the Jacobs Trading Company, and the wind down of the NESA business.  As a percentage of revenue, technology and operations expenses increased to 29.4% from 24.0% primarily as a result of the decrease in revenue described above.

Sales and marketing expenses.  Sales and marketing expenses decreased $2.9 million, or 9.1%, to $28.6 million for the nine months ended June 30, 2016 from $31.4 million for the nine months ended June 30, 2015, primarily due to bad debt expense related to the Jacobs Trading Company in fiscal 2015, as well as staff reductions.  As a percentage of revenue, sales and marketing expenses increased to 12.0% from 9.9% primarily as a result of the decrease in revenue described above.

General and administrative expenses.  General and administrative expenses decreased $1.8 million, or 5.7%, to $29.6 million for the nine months ended June 30, 2016 from $31.4 million for the nine months ended June 30, 2015 due to the wind down of the NESA refurbishment business in Canada and the sale of the Jacobs Trading Company in fiscal 2015. As a percentage of revenue, general and administrative expenses increased to 12.4% from 9.8% primarily as a result of the decrease in revenue described above.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $2.3 million, or 31.7%, to $4.9 million for the nine months ended June 30, 2016 from $7.2 million for the nine months ended June 30, 2015, as a result of reclassifying prior year amortization of $1.2 million for specific contract intangibles to this line item, as well as certain software purchases having reached the end of their amortization period, and the sale of the Jacobs Trading Company in September 2015 and its related depreciable assets.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.  Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets decreased $96.2 million, or 100.0% to zero for the nine months ended June 30, 2016 from $96.2 million for the nine months ended June 30, 2015, due to the write-down of impaired goodwill and the remaining unamortized expense related to the Jacobs Trading Company acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Interest and other (expense) income, net.  Interest and other (expense) income, net increased $0.3 million, to $0.2 million of income for the nine months ended June 30, 2016 from an expense of ($0.1) for the nine months ended June 30, 2015. Interest and other (expense) income, net included impacts of foreign currency fluctuations.

Benefit for income taxes.  Benefit for income taxes decreased $17.8 million, or 88.0%, to $2.4 million for nine months ended June 30, 2016 from $20.2 million for the nine months ended June 30, 2015, primarily due to a decrease in losses from FY15 generated from the the write-down of impaired goodwill and long-lived assets in the nine months ended June 30, 2015.

Net loss.  Net loss decreased $55.0 million, or 90.0%, to $6.2 million for the nine months ended June 30, 2016 from $61.1 million for the nine months ended June 30, 2015, primarily as a result of the write-down of impaired goodwill and long-lived assets in the nine months ended June 30, 2015.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2016, we had approximately $129.9 million in cash and cash equivalents. We do not expect the termination of the Senior Credit Facility to have a material effect on our liquidity or financial position. We have continued to advance the design and development of our LiquidityOne platform, services and analytical tools to empower our clients to maximize bottom-line return, and transform their supply chain into a high-performing business function. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and clients about the initiative.  As part of this process, we have invested in new business ventures, such as our IronDirect marketplace in the construction vertical.  We expect that the IronDirect marketplace may generate future synergies with our other marketplaces when IronDirect customers dispose of the construction equipment purchased from this marketplace.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $11.1 million as of June 30, 2016.  As of June 30, 2016 and September 30, 2015, approximately $21.5 million and $23.6 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.  We did not repurchase shares under this program during the nine months ended June 30, 2016.  As of June 30, 2016, we may repurchase an additional $10.1 million shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Net cash provided by operating activities was $38.6 million for the nine months ended June 30, 2016 and $39.5 million for the nine months ended June 30, 2015. The $0.9 million decrease in cash provided by operations between periods was primarily attributable to an overall decrease of approximately $18.8 million in net income including non-cash adjustments offset by an increase in cash flows from changes in working capital of approximately $17.9 million. For the nine months ended June 30, 2016, net cash provided by operating activities primarily consisted of $34.0 million related to the recovery of prior year income taxes, netted with estimated taxes for fiscal 2016. This cash benefit resulted from the tax loss on the recent sale of the Jacobs Trading Company. Another significant change over prior year relates to the $42.5 million decrease in inventory during fiscal 2015 resulting from the loss of the Wal-Mart Agreement and decreased property flows from the DoD under the surplus contract.

Net cash used in investing activities was $4.6 million for the nine months ended June 30, 2016 and $5.4 million for the nine months ended June 30, 2015.  Net cash used in investing activities for the nine months ended June 30, 2016 consisted primarily of expenditures of $4.6 million for capitalized software, purchases of equipment and leasehold improvements.  Net cash used in investing activities for the nine months ended June 30, 2015 consisted primarily of capital expenditures of $5.4 million for purchases of equipment and leasehold improvements.

Net cash used by financing activities was $0.1 million for the nine months ended June 30, 2016 and net cash provided by financing activities was $0.1 million for the nine months ended June 30, 2015.  Net cash provided by financing activities for the nine months ended June 30, 2015 consisted primarily of proceeds from the exercise of common stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2016 were $4.6 million. As of June 30, 2016, we had no outstanding commitments for capital expenditures.

Effective March 25, 2016, the Company terminated its $75 million a senior credit facility.  Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.608% at December 31, 2015) due monthly.  The Company’s borrowing availability under the Facility upon termination was $37.5 million.  There were no outstanding borrowings under the Facility at the time of its termination.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of June 30, 2016, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 12.4% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business. On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014.  The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees.  On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs.  The Plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant.  On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity.  On March 31, 2016, the Court granted that motion in part and denied it in part.  On May 16, 2016, the Company answered the amended complaint, and on June 7, 2016, the Court entered a scheduling order in this action that calls for Plaintiffs to fully brief any motion for class certification by February 17, 2017, for fact discovery to be completed by June 30, 2017, and for expert discovery to be completed by December 22, 2017.  The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

On June 8, 2016, Harold Slingerland filed a putative derivative complaint in the Superior Court for the District of Columbia, purportedly on behalf of the Company against individuals who served on the Company’s Board of Directors between February 1, 2012, and May 7, 2014.  The complaint in this action asserts that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by supposedly causing or allowing the Company to make the same misstatements that are alleged in the putative class action complaint and exposing the Company to potentially significant costs and expenses in connection with defending that action.  The complaint seeks monetary damages from the defendants other than Liquidity Services, changes to Liquidity Services’ corporate governance, disgorgement of any profits, benefits, or other compensation obtained by the director defendants, and an award of attorneys’ fees, costs, and expenses for plaintiff’s counsel. There may be additional putative derivative complaints filed in the future asserting similar claims.

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

Item 5. Other Information

On August 2, 2016, the Board of Directors of Liquidity Services, Inc. (the “Company”) approved an amendment to the Company’s Amended and Restated By-Laws, effective immediately, to include a new Article 7, which provides that, unless the Company, in writing, selects or consents to the selection of an alternative forum, the sole and exclusive forum for certain types of legal action will be the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court or a federal court located within the State of Delaware).  In addition, the Amended and Restated By-Laws provide that any person bringing any action the subject matter of which is within the scope of the prior sentence in a court other than those specified, will be deemed to have consented to the personal jurisdiction of the courts specified in connection with any action brought to enforce the forum selection clause.

The foregoing description of the amendment to the Amended and Restated By-Laws is qualified in its entirety by reference to the text of the Amended and Restated By-Laws, which are filed as Exhibit 3.2 to this Quarterly Report and incorporated herein by reference.

Item 6. Exhibits.

Exhibit No.	Description
3.1

Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2	Amended and Restated Bylaws dated August 2, 2016.
10.1

Executive Employment Agreement between the Company and William P. Angrick, dated as of June 13, 2016, incorporated herein by referece to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2016.#

10.2

Amendment to Executive Employment Agreement between the Company and Leoncio Casusol, dated as of June 13, 2016, incorporated herein by referece to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2016.#

10.3

Amendment to Executive Employment Agreement between the Company and Gardner H. Dudley, dated as of June 13, 2016, incorporated herein by referece to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 17, 2016.#

10.4

Executive Employment Agreement by and between the Company and Mark A. Shaffer, incorporated herein by referece to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2016.#

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 4, 2016.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

By:	/s/ Michael Sweeney
Michael Sweeney
Vice President and Chief Accounting Officer