Form 10-K
period 2016-09-30
LIQUIDITY SERVICES INC
filed 2016-11-21
CIK 1235468

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2016
OR
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2016 based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $127,314,180.

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 17, 2016 was 31,288,551.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement relating to its 2017 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.

INDEX

        Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

 PART I

Item 1.    Business.

Overview

        We employ innovative e-commerce marketplace solutions to manage, value, and sell inventory and equipment for business and government clients. We operate a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on assets offered for sale by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.unclesamsretailoutlet.com, www.go-dove.com, and www.irondirect.com. We have over 8,000 clients, including Fortune 1000 and Global 500 organizations as well as government agencies. The Company has one reportable segment consisting of an aggregation of five operating segments that manage e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

        We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuing flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2016, the number of registered buyers grew from approximately 2,845,000 to approximately 2,986,000, or 5.0%.

        During the past three fiscal years, we have conducted over 1,688,000 online transactions generating approximately $2.4 billion in gross merchandise volume or GMV. We believe the continuing flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.

        In the fiscal year ended September 30, 2016, we generated GMV of $642.1 million and revenue of $316.5 million through multiple sources, including transaction fees from sellers and buyers, revenue sharing arrangements, value-added service charges and online advertising fees. Our GMV has grown at a compound annual growth rate of approximately 14% since fiscal year 2006.

        We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

Industry Overview

        While a well-established forward supply chain exists for the procurement of assets, most manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. The market is large, as indicated by a National Retail Federation (NRF) report in November 2015 that $260.5 billion of merchandise is returned on an annual basis. According to a May 2015 report by the retail analyst firm IHL Group, retailers worldwide lose $1.75 trillion annually due to the cost of overstocks, out-of-stocks and needless returns. Additionally, the Investment Recovery Association, a professional association for managers of surplus assets, reports on its website that at any given time, almost 20% of a typical organization's capital assets are surplus to its needs.

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

  •
  Return policies of large national and online retailers.  The flexible return practices of many large national retailers and online shopping sites result in a continuous supply of returned merchandise, a significant portion of which must be liquidated. The NRF from November 2015 reports that approximately 8% of all merchandise purchases are returned.

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

        A significant number of professional buyers seek surplus and salvage assets to sustain their operations and meet demands of end-customers. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms, and small businesses. Traditionally, these buyers have had limited access to a reliable flow of surplus goods and assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:

  •
  global access to an available continuous supply of desired goods and assets;

  •
  efficient and inexpensive sourcing processes;

  •
  a professionally managed central marketplace with transparent, high quality services;

  •
  detailed information and product description for the offered goods; and

  •
  pricing transparency or ability to compare asset prices.

        The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Strong growth has occurred in the business-to-business (B2B) online retail market, which can be attributed to the rapid migration of manufacturers and wholesalers to open, online platforms. This continued evolution toward ubiquitous B2B platforms that enable sellers and buyers to interact with each other anywhere in the world, totaled $855 billion in total B2B e-commerce sales in the United States in 2016, led by the industrials sector which is on pace to grow 2016 sales by 8% to $246.5 billion (Source: Forrester Research Inc.). Forrester also anticipates that B2B e-commerce sales will reach $1.1 trillion by 2020, a compound average growth rate of 7.7% since 2014. We believe professional buyers of surplus and salvage assets will increasingly use these B2B platforms to identify and source goods available for immediate online purchase.

Our Solution

        Our solution is comprised of ecommerce marketplaces and value-added services. Our marketplaces and services are designed to provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 2.9 million professional buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, and logistics capabilities to efficiently manage our clients' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our clients' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

        Through our relationships with sellers, we provide buyers convenient access to a substantial and continuous flow of surplus and salvage assets. We provide buyers with products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and individual items. Our solution combines leading ecommerce marketplaces with a full suite of integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide buyers a convenient method for sourcing surplus consumer goods and commercial capital assets including, industrial equipment, energy equipment, and transportation assets. For any given asset, buyers have access to a detailed product description, product manifest, digital images of a product, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become the primary source for surplus and salvage assets for many of our professional buyers and end-users.

        We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a virtual cycle for our buyers and sellers. As of September 30, 2016, we had aggregated approximately 2,986,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2016 we had over 2,417,000 auction participants in our online auctions from our registered buyers. During fiscal year 2016, we grew our registered buyer base by 5.0% or approximately 141,000. As buyers continue to discover and use our ecommerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Competitive Factors

        We have created liquid marketplaces for virtually any type, quantity or condition of surplus or salvage assets. The strengths of our business model include:

Aggregation of supply and demand for surplus and salvage assets

        Our ability to aggregate sellers and buyers through our marketplaces is a fundamental strength of our business model. Sellers benefit from a liquid, transparent market and the active participation of our large base of professional buyers, which enhances returns. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of surplus and salvage assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators. Instead, sellers and buyers conveniently access our ecommerce marketplaces for their entire surplus and salvage asset needs.

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

Flexible and aligned transaction model

        We offer three primary transaction models to our sellers: purchase, consignment and profit-sharing. Under these models, our compensation is derived from either the gross or net proceeds received from the sale of the assets. Our consignment and profit-sharing arrangements are designed to maximize returns by aligning our economic interests with those of our sellers.

Faster transaction cycle times for our sellers and buyers

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

Solutions that promote sustainability and green solutions for improved corporate/government stewardship

        Our solutions provide a range of capabilities that enable corporate and government agencies to directly reduce the amount of waste generated by redistributing end-of-life products or assets, through our solutions, improving the net financial recovery generated while positively impacting the communities they serve. Some of the world's largest forward thinking corporations and government agencies have significantly enhanced their stewardship of communities and the environment by partnering with us.

Our Strategy

        The focus of our growth strategy is to provide commercial, municipal government, and federal agency clients and buying customers the world's most transparent, innovative and effective ecommerce marketplaces and integrated services for surplus assets. Our business has already attracted nearly 3.0 million registered buyers and achieved over $642 million of gross merchandise volume in fiscal year 2016 and is well positioned to serve any seller for virtually any asset type in every industry sector. Our goal is to develop a multi-billion dollar business through organic growth by expanding our platform to a diversified base of Fortune 1000 corporations, municipal agencies and small and medium size businesses that can benefit from our global marketplace, buyer liquidity and integrated services.

        The key elements of our growth strategy are to:

Intensify Supply and Demand in our core vertical markets

        We intend to increase the active buyer participation within our consumer goods, commercial capital assets (energy, industrial, transportation and other markets), and municipal government marketplaces, by attracting new buyers and more deeply penetrating our base of existing professional buyers. We intend to attract new buyers by using a variety of online and traditional marketing programs while improving the services and experience for our valued professional buyers. In addition, we plan to use the comprehensive buyer profiles, preferences and transactional data we have compiled over the last 17 years to enable us to identify and market highly relevant assets available through our marketplaces to the most likely buyers. We believe these initiatives will help us to increase the total number of auction participants and increase loyalty among our buyer base. In turn, increased buyer participation within our marketplaces should enable us to sell higher volumes of surplus assets, expand into new vertical markets, and maintain high recovery values for our selling clients.

Increase value and services for sellers

        We intend to build upon our client base of the world's largest retailers and manufacturers, thousands of municipal clients and our expertise with the Department of Defense ("DoD") to attract additional corporate and government sellers to our marketplaces. The majority of corporations and government agencies still rely on inefficient, traditional, and less transparent disposition methods for their surplus assets. To help more organizations address these inefficiencies, we plan to extend our platform to new partners, including dealers, auctioneers and refurbishers, who would benefit from accessing our marketplaces, leveraging our global buyer base, and relying on our service offerings, including dealers, auctioneers, refurbishers, and other principals.

        We also intend to partner with our seller base to address inefficient markets and practices in the forward supply chain of select industries, such as construction equipment, through our IronDirect marketplace, to provide a full lifecycle solution from initial purchase to disposition. By addressing inefficiencies in forward supply chain markets and bundling solutions with our core reverse supply chain services, we anticipate that we will increase our base of buyers and sellers and handle higher volumes of surplus in the industries we serve.

Develop new relationships and expand our solution to the full supply chain life cycle

        We intend to build upon our client base of the world's largest retailers and manufacturers, thousands of municipal clients and our expertise with the DoD to attract additional corporate and government sellers to our marketplaces. The majority of corporations and government agencies still rely on inefficient, traditional, and less transparent disposition methods for their surplus assets. To further our reach in helping organizations address these inefficiencies, we will extend our platform to partners who would benefit from accessing our marketplace, leveraging our global buyer base, and tapping into our service offerings, including dealers, auctioneers, refurbishers, and other principals. We will also partner with our seller base to address and disrupt inefficient markets and practices in the forward supply chain of select industries, such as construction equipment through our IronDirect marketplace, to provide a full lifecycle solution from initial purchase to disposition. By addressing inefficiencies in forward supply chain markets and bundling solutions with our core reverse supply chain services, we anticipate that we would increase our entry points with both buyers and sellers to handle higher volumes of surplus in the industries we serve.

Innovation and technology development

        Currently our marketplaces operate on separate platforms. Pursuant to our LiquidityOne Transformation initiative, we are creating a single integrated platform to support customer management, property management, transaction management, and financial and human capital management across all of our marketplaces. This initiative is designed to implement a uniform set of best practices across our entire business and to provide a superior customer experience by making more personalized tools and services available to our buyers and sellers. Upgraded features on our e-commerce platform and enhancements to our multi-channel optimization capabilities made as part of this initiative have already improved our business and we expect that the efficiencies and operating leverage created by LiquidityOne will drive profitability, including by enabling us to be more competitive in pricing new client programs. The LiquidityOne program will further automate our global solution and leverage the scalability of our technology investments across all of our marketplaces, including multi-currency and multi-lingual solutions. In addition to enhancing the features, experience, and services available for our buyers and sellers, we seek to leverage the increasing insight we gain with each transaction to enhance the recovery value clients realize along with improving the relevancy for our buyers in the reverse supply chain. The LiquidityOne Transformation initiative will also simplify and streamline our operations, improve the functionality of our systems support, and decrease the cost of our systems infrastructure.

Our Marketplaces

        Our ecommerce marketplaces serve as an efficient and convenient method for the sale of surplus and salvage consumer goods and capital assets. They are designed to address the particular requirements and needs of buyers and sellers. We operate and enable several marketplaces, including the following:

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

  •
  Our www.truckcenter.com marketplace enables corporations located in the United States to sell surplus and salvage transportation assets. This marketplace and our related services are designed to meet the specific needs of companies and financial institutions by selling their surplus transportation assets to domestic and international buyers. During fiscal year 2016, TruckCenter also began selling trucks through its newly created Retail channel, primarily to Owner Operators and small fleets.

  •
  Our www.irondirect.com marketplace enables buyers to purchase value-priced equipment, attachments, parts and services from proven global manufacturers of construction equipment. IronDirect allows companies to consider the full life cycle of their equipment and the value that accrues through proper fleet management.

        In addition to these leading business-to-business marketplaces, we recognize the need to reach end users for some of the assets our clients have entrusted to us. Thus, we have developed the capability to sell products on our client's behalf directly to end-users and/or consumers using a range of existing marketplaces. Our www.secondipity.com marketplace provides consumers a trusted source of value products through a socially conscious online experience designed to provide "Better Value, Better Life," through donating a portion of the proceeds of every sale to charity. Our Uncle Sam's Retail Outlet website uses a business-to-consumer model to sell surplus military goods. We also have an established global buyer base that seeks to buy in larger quantities than are offered through our standard auction platform. Thus, we have dedicated sales teams to support their needs and supply chain. These range from a single truckload to ongoing flows for export anywhere in the world, where we market, handle, and support the full transaction on behalf of our buyers. We expect to continue to meet the needs of our clients and to access a growing range of products for all our buyers by enabling our multi-channel strategy to ensure we create the greatest value for assets at the end of their initial product life cycle.

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

    •
    Return to vendor or product disposition to non-sales channels—we will manage the end-to-end processes for our clients ensuring that returned merchandise is disposed through a variety of disposition requirements including the end-to-end management of returning products to vendors, charities, or channels outside of our leading marketplace solutions.

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

Buyer services.    Many of the services we provide to sellers also benefit buyers by providing them with the information necessary to make a more informed bid and by delivering the goods they purchased. Our buyer-focused services include the following:

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

  •
  Broad and flexible range of shipping/pick-up options—we can provide packaging and shipping services for each transaction, whether it is a small item or container loads for export, including buyer pick-up at our premises, for the majority of transactions, or support of buyer arranged transportation. We support the most efficient solution for each transaction and each buyer.

  •
  Secure settlement and customer support—in addition to qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, which in turn enhances buyer confidence. In addition, we provide full reliable customer support throughout the transaction process.

Sales and Marketing

        We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2016, we had 120 sales and marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value of our solutions to existing sellers. Our marketing activities are focused primarily on acquiring and activating new buyers and increasing existing buyer participation. Our marketing team also manages our Liquidity Services and marketplace brands as well as driving lead generation efforts that support the sales team.

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

Marketing

        We use a variety of online and traditional marketing strategies to attract and activate professional buyers to maximize the number of bidders participating in our ecommerce marketplaces as well as to support our sales team:

  •
  Buyer acquisition.  We utilize sophisticated marketing automation and digital online marketing, including paid search advertising, search engine optimization, affiliate programs and cross promotion on all of our marketplaces to acquire new buyers. We supplement this online marketing with special event print media, classified advertisements and selected direct mail campaigns. Public relations campaigns, participation in trade shows and speaking engagements also complement our overall buyer acquisition efforts.

  •
  Buyer participation.  We use a variety of tools to increase buyer participation, including: targeted opt-in e-mail newsletters that rely on the buyer's stated categories of interest and past bidding or transaction activity; special e-mail alerts highlighting specific products of interest; personalized recommendation engines; and convenient search tools that enable a buyer or prospective buyer to find desired items on our ecommerce marketplaces.

  •
  Market research.  In order to better target buyers by industry segment, geographic location or other criteria, our marketing department continually gathers data and information from each of the buyer segments we serve. In addition, the marketing department conducts regular surveys to better understand buyers' behavior and needs. We have a privacy policy and have implemented security measures to protect this information.

  •
  Sales support.  Our marketing department has a robust lead generation program, creates supporting documentation and research to support our sales team in presenting our company to potential sellers and buyers, including sales brochures, white papers and participation in selected trade shows.

        All marketing activities are evaluated based on the level of auction participation in our marketplaces, the cost to acquire new sellers, and the cost effectiveness of each action.

Technology and Infrastructure

        Our marketplaces are fully web-based and can be accessed from any Internet-enabled device by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed in-house by full-time employees, providing us with control over the marketplaces and the ability to make rapid enhancements to better fit the specific needs of our business and customers. Our marketplaces are supported by a common database architecture and a shared system application. This infrastructure provides:

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

        We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted by Amazon Web Services and Microsoft Azure Platforms. Every critical piece of our application is fully redundant, and we maintain off-site back-up systems and can provision a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our ecommerce marketplaces.

        Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant efforts to protecting our systems from intrusion.

        During the fourth quarter of fiscal year 2016, we launched our first marketplace, the IronDirect marketplace, on the new LiquidityOne Platform. The launch of IronDirect supports our strategy of leveraging investments in technology, superior process and integrated services to drive transparency, convenience and win-win value creation for customers in large, global markets. During fiscal year 2017, we will continue to migrate our remaining marketplaces to the LiquidityOne Platform.

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

Buyer relations

        Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments and resolving disputes. Our websites contain extensive information about buying through our ecommerce marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently-asked buyer questions and an indexed help section. Buyers are able to contact a customer service representative by live chat as well as e-mail or phone if they need additional support.

Shipping logistics

        Our shipping logistics group manages and coordinates inbound and outbound shipping of merchandise for sellers and buyers. We offer, as part of our value-added services, integrated shipping services using our own fleet or multiple vetted and pre-qualified carrier partners. In addition, our shipping coordination group personnel monitor the performance and service level of our network of carriers to help ensure speed and quality of service.

Distribution center and field service operations

        Our distribution center and field service operations group performs selected pre-sale and post-sale value-added services at our distribution centers and at seller locations globally. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images and/or video and providing additional optional value-added services such as returns management (RM) services, return to vendor (RTV) services and product delabeling, data cleaning/wiping, testing, refurbishment and repackaging. Our distribution center and field service operations group personnel also arrange the outbound shipping or pick-up of purchased assets with our buyers.

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

        In our IronDirect and retail TruckCenter businesses we compete with local, regional and national sellers and rental companies offering vehicles and construction equipment, respectively, as well as parts and service suppliers.

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

Our Contracts with the U.S. Department of Defense

        We have two material contracts with the DoD, the Surplus Contract and the Scrap Contract, under which we acquire, manage and sell government property. This relationship provides a significant supply of goods that we offer to our buyer base through our ecommerce marketplace www.govliquidation.com. In support of these contracts, we provide services in over 2 million square feet of military space at over 150 military bases throughout the United States and in U.S. territories.

        The Surplus Contract is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA Disposition Services ("DLA"). Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by, any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires us to purchase all usable surplus property offered by the DoD at 4.35% of the DoD's original acquisition value (OAV). The current, or third, Surplus Contract became effective December 2014, covers only non-rolling stock and has a base term of two years with four one-year options to extend. The prior, or second, Surplus Contract required us to purchase all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD's OAV; the wind-down period under the second Surplus Contract will remain in effect until January 2017 to allow for the continued processing of usable Recycling Control Point (RCP) non-rolling stock surplus property.

        Revenue from the second and third Surplus Contracts (including buyer premiums) accounted for approximately 26.8%, 24.7%, and 31.0% of our total revenue for the twelve months ended September 30, 2014, 2015, and 2016. The property sold under the second and third Surplus Contracts accounted for approximately 14.3%, 12.3%, and 12.7% of our GMV for the twelve months ended September 30, 2014, 2015 and 2016.

        The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security, public safety, or other reasons or if the property is otherwise needed to support the mission of the DoD.

Scrap Contract.    The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA at a per pound price. Scrap property generally consists of items determined by the DoD to have no value beyond their base material content value, such as metals, alloys, and building materials. Under the current Scrap

Contract, which became effective on October 1, 2016, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. We bear all of the costs for the sorting, merchandising and sale of the property. The Scrap Contract has a 36-month base term, with two 12-month extension options exercisable by the DLA.

        Under the prior Scrap Contract that expired September 30, 2016, we paid the DLA 65-75% of the profits realized from the sale of the inventory, after deduction for allowable expenses. We refer to the disbursement payments to the DoD as profit-sharing distributions, and we recognize as revenue the gross proceeds from the sales.

        During fiscal 2015, if the Company's customer base met certain small business criteria as defined in the contract, we received an additional incentive payment which was withheld from payments to the DLA.

        Revenue from the Scrap contract accounted for approximately 14.4%, 15.3% and 10.2% of our total revenue for the fiscal years ended September 30, 2014, 2015 and 2016, respectively, and 7.7%, 7.6%, and 5.0% of our GMV for the twelve months ended September 30, 2014, 2015 and 2016, respectively.

        These Surplus and Scrap contracts require us to satisfy export control and other regulatory requirements in connection with sales. Specifically, for specified categories of property sold under the contracts that are designated by the DoD as being subject to export controls, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer's business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items. Applicable export controls include the Export Administration Regulations enforced by the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce, and the International Traffic In Arms Regulations enforced by the Directorate of Defense Trade Controls ("DDTC") of the U.S. Department of State. Our collection, settlement tools and procedures are designed so that transactions for these categories of property cannot be completed until we receive a completed end-use certificate and confirmation of the buyer's trade security controls clearance. In addition, we do not combine export-controlled property into auction lots with property not subject to export controls.

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

Government Regulation

        We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. Furthermore, the growth and demand for ecommerce has resulted in and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on ecommerce companies. Many jurisdictions also regulate "auctions" and "auctioneers" and may regulate online auction services. These consumer protection laws and regulations could result in substantial compliance costs and could interfere with the conduct of our business.

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

Intellectual Property

        We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.go-dove.com, and www.irondirect.com. We pursue the registration of our trademarks in the U.S. and internationally. Effective patent, copyright, trademarks, trade secret and domain name protection is expensive to maintain and may require litigation to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions.

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

Employees

        As of September 30, 2016, we had 713 U.S. employees, including 93 in sales and marketing, 92 in technology, 73 in customer service, 369 in operations and 86 in finance and administration. In addition, as of that date, we had 240 international employees, including 88 in sales and marketing, 8 in technology, 3 in customer service, 103 in operations and 38 in finance and administration.

        None of our U.S. employees are covered by collective bargaining agreements. We believe that we have good relationships with our employees.

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

We depend on contracts with the United States Department of Defense for a significant portion of our revenue, and if our relationship with the United States Department of Defense is disrupted, we would experience a significant decrease in revenue and income.

        We have two material contracts with the DLA Disposition Services under which we acquire, manage and sell surplus and scrap property of the DoD. If our relationship with the DoD is impaired, we are not awarded new DoD contracts when our current contracts expire, any of our DoD contracts are terminated or the supply of assets under the contracts is significantly decreased, we would experience a significant decrease in revenue and have difficulty generating income. The Surplus Contract accounted for 26.8%, 24.7% and 31.0% of our revenue and 14.3%, 12.3% and 12.7% of our GMV for the fiscal years ended September 30, 2014, 2015 and 2016, respectively. The Scrap Contract accounted for 14.4%, 15.3% and 10.2% of our revenue and 7.7%, 7.6% and 5.0% of our GMV for the fiscal years ended September 30, 2014, 2015 and 2016, respectively. We believe that these contracts will continue to be the source of a significant portion of our revenue and GMV during their respective terms. The current Surplus Contract has an initial two-year term that ends in December 2016. There are four one-year options to extend, exercisable by DLA Disposition Services. The current Scrap Contract has a three-year base term that will expire in September 2019, subject to the DoD's right to extend for two additional one-year terms.

        The contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire. Under the current Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 4.35% of Disposition Services' original acquisition value ("OAV"). The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security or public safety reasons or if the property is otherwise needed to support the mission of the DoD. The DoD may also elect to provide for itself certain services that we currently provide under the Surplus Contract. Although the revenue we earn for these services has increased, if the DoD makes such an election, the revenue we earn under the Surplus Contract will decrease.

        Our Surplus Contract and our Scrap Contract with the DoD allow either party to terminate the contract for convenience. The DoD also has the right, after giving us notice and a 30-day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches.

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

        Our ability to increase our revenue and maintain profitability depends on whether we can successfully expand the supply of merchandise available for sale on our ecommerce marketplaces and attract and retain active professional buyers to purchase the merchandise. Our ability to attract sufficient quantities of suitable merchandise and new buyers will depend on various factors, some of which are out of our control. These factors include our ability to:

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

We face intense competition.

        Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including the online services market for auctioning or liquidating surplus and salvage assets and retail markets. Competitive pressures could affect our ability to attract and retain customers, which could decrease our revenue and negatively affect our operating results.

        In our marketplaces for surplus and salvage assets, we currently compete with:

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

        The identity and composition of our competitors will expand as we increase our activity in our TruckCenter and IronDirect businesses. We will compete in these businesses with local, regional and national sellers and rental companies offering vehicles and construction equipment, respectively, as well as parts and service suppliers.

        Competition may intensify in each of our businesses as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices, may increase our competition. The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.

        Some of our other current and potential competitors have longer operating histories, larger client bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. They may be able to devote greater financial resources to marketing and promotional campaigns, secure better terms from sellers and vendors, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to technology and infrastructure than we are able to do. Increased competition may result in reduced operating margins and loss of market share. We may not be able to compete successfully against current and future competitors.

Our operating results depend on our websites, network infrastructure, transaction processing systems, and our software runs on public clouds. Service interruptions or system failures could negatively affect the demand for our services and our ability to grow our revenue.

        Any system interruptions that affect our websites or our transaction systems could impair the services that we provide to our sellers and buyers. In addition, our systems and data centers may be vulnerable to damage from a variety of other sources, including, for example,

  •
  damage to, or failure of, our computer software or hardware or our connections to, and outsourced service arrangements with, third parties;

  •
  failure of, or defects in, the third-party systems, software or equipment on which we rely to access our data centers and other systems;

  •
  errors in the processing of data by our systems;

  •
  computer viruses, malware or software defects;

  •
  physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism and similar events; and

  •
  telecommunications failures, power outages, pandemics, political unrest, malicious human acts and natural disasters.

        Improving the reliability and redundancy of our systems may be expensive, reduce our margins and may not be successful in preventing system failures. Our services are also substantially dependent on systems provided by third parties, over whom we have little control. We have occasionally experienced interruptions to our services due to system failures unrelated to our own systems. Any disruption to our data centers, interruptions or failures of our current systems or our ability to communicate with third party systems could negatively affect the demand for our services and our ability to grow our revenue. Although we carry specific insurance against cybersecurity events, our insurance coverage may be inadequate to compensate us for any related losses we incur.

        We are implementing a new eCommerce marketplace and back-office solution integrated with an Enterprise Resource Planning ("ERP") system as part of our LiquidityOne Transformation initiative in order to upgrade and replace with cloud-based solutions, our information technology systems used to operate our business. Upon implementation of the new cloud-based solutions, a large portion of our information technology systems will be comprised mostly of outsourced, cloud-based infrastructure, platform, and software as a service solutions not under our direct management or control. Any disruption to either the outsourced systems or the communication links between us and the outsourced supplier, could negatively impact our ability to operate our websites or our transaction systems and could impair the services that we provide to our sellers and buyers. We may incur additional costs to remedy the damages caused by these disruptions.

        In addition, implementation of the LiquidityOne transformation plan and the new ERP system will require substantial changes to our software and network infrastructure, which could lead to system interruptions, affect our websites and transaction systems and further expose us to operational disruptions, which could have a material adverse effect on our results of operations.

If we do not respond to rapid technological changes or upgrade our systems, we could fail to grow our business and our revenue could decrease.

        To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce business through initiatives like the LiquidityOne transformation initiative. Although we currently do not have specific plans for any upgrades that would require significant capital investment beyond the LiquidityOne Transformation, in the future we will need to improve and upgrade our technology, transaction processing systems and network infrastructure in order to allow our operations to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, products and enhancements. The Internet and the e-commerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion our ability to grow could be limited and our revenue could decrease.

We may not realize all of the anticipated benefits from our LiquidityOne Transformation initiative.

        We expect our LiquidityOne Transformation initiative will significantly increase our efficiency and productivity, the functionality of our marketplaces and our cross-selling opportunities, as well as decrease the cost of our systems infrastructure, all of which will drive scale and growth for our company and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking that will replace many of our existing operating and financial systems over the course of multiple years. We cannot assure you that the LiquidityOne Transformation program will be beneficial to the extent or within the timeframes expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. If the LiquidityOne

Transformation program is not implemented successfully and within budget, or if the changes, including the new ERP system do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations. Similarly, if our buyers and sellers fail to accept our new platform or our new unified process for handling the transactions on all of our marketplaces, it could materially adversely affect our business and results of operations.

Our LiquidityOne Transformation program places a significant strain on our management, operational, financial and other resources.

        As part of the LiquidityOne Transformation program, we are replacing multiple non-scalable legacy IT platforms with a singular, modular technology platform with key modules for unified management of client/sellers and buyers, property handling, transaction processing and finance functions across our entire company. The new platform is designed to provide our buyers access to all the property available in all our marketplaces, provide a common account experience for sellers, harmonize, simplify and streamline our operations. This program is placing significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. The LiquidityOne Transformation initiative will require management time and resources to educate employees and implement new ways of conducting business. We may not be able to effectively manage this initiative, including its timing, costs, and adoption by client/sellers and buyers, which could negatively affect our business and our operating results, as well as result in damage to our reputation and our prospects. In addition, the dedication of resources to the LiquidityOne Transformation program limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our internal systems. Further, the timing of completion of various phases of marketplace rollouts on to the new LiquidityOne platform could be delayed, resulting in higher costs during the implementation and greater strain on management time and resources.

We may need additional financing in the future, which may not be available on favorable terms, if at all.

        We may need additional funds to finance our operations, as well as to enhance our services, and acquire inventory for our businesses, fund initiatives such as the LiquidityOne Transformation program, respond to competitive pressures, acquire complementary businesses or technologies or otherwise support our growth. We may also require additional funds if vendors and other third parties from whom we purchase inventory, other goods or services extend less favorable credit terms to us. Our business may not generate the cash needed to finance such requirements. We currently do not have a revolving credit facility with third-party lenders from which we may draw funds. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. The general economic and capital market conditions in the United States and other parts of the world can deteriorate significantly, adversely affecting access to capital and increasing the cost of capital. A large degree of uncertainty remains both domestically and abroad, which can adversely impact access to capital, and the cost of capital. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund strategic initiatives, respond to competitive pressures, take advantage of business opportunities or grow our business would be limited, and we might need to restrict our operations and initiatives.

Shipment of merchandise sold in our marketplaces could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers as a result.

        We rely upon third-party carriers such as United Parcel Services, or UPS, for timely delivery of our merchandise shipments. As a result, we are subject to carrier disruptions and increased costs due to factors that are beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. In addition, we do not have a long-term agreement with UPS or any other third party carriers, and we cannot be sure that our relationship with UPS will continue on terms favorable to us, if at all. If our relationship with UPS is terminated or impaired or if UPS is unable to deliver merchandise for us, we would be required to use alternative carriers for the shipment of products to our buyers. We may be unable to engage alternative carriers on a timely basis or on terms favorable to us, if at all. Potential adverse consequences include:

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

        Our business depends, to a large degree, on effective customer service and distribution center operations. We currently staff DoD warehouse distribution space, for which we do not incur leasing costs, as well as leased commercial warehouse distribution space. These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements or occupancy arrangements in the case of government provided facilities, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters or other events. In addition, space provided to us by the DoD could be re-configured or reduced in the DoD's discretion.

If we fail to accurately predict our ability to sell merchandise in which we take inventory risk and credit risk, our margins may decline as a result of lower sale prices from such merchandise.

        Under our profit-sharing and purchase model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we sell on our websites are characterized by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not typically receive warranties on the surplus goods we purchase and, as a result, we have to resell or dispose of any returned goods. Historically, the number of disposed goods (which includes returned goods that we have not resold) has been less than 2% of the goods we have purchased. To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may overpay for the acquired merchandise if we miscalculate buyer demand or the acquired merchandise has defects of which we were unaware. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. Currency exchange rates may negatively affect our results if we pay for inventory using a different currency than we receive when we sell the inventory. Declines in commodity prices may also reduce the profit we are able to realize in our scrap business. For example, we may not be able to sell our inventory for amounts above its cost and we may incur a loss in products we handle for our commercial clients.

        From time to time, in our capital assets marketplace, we make very significant inventory acquisitions, such as the purchase of semi-conductor equipment and biopharma and metal-working machinery, for subsequent resale on our energy and industrial marketplaces. We plan to continue to opportunistically make such acquisitions. The risks described above are heightened in connection with these acquisitions due to their size and, at times, the limited market for the assets we acquire. If we obtain financing to fund such acquisitions, such financing will increase our costs, which will decrease any profits we receive from the sale of the acquired assets.

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

        We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.go-dove.com and www.irondirect.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, but we are pursuing patents. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to client confusion. In addition, we could face trade name or trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or client confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.

If we fail to successfully identify, finance and integrate acquisitions, our future operating results may be materially adversely affected.

        We have expanded our business in part through acquisitions and may continue to do so in the future. The success in any future growth strategy involving acquisitions will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in the preliminary stages of an acquisition, but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including our ability to successfully integrate the acquired businesses and operations with our other businesses and fully realize the anticipated benefits of the acquisitions. If we are not able to achieve these objectives in a cost-effective and timely manner, we may not fully realize the anticipated benefits of the acquisition or it may take us longer to realize the benefits of the acquisition than we expect. Acquired operations outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

        The integration process could result in the loss of key customers, employees or vendors, increase our operating or other costs, decrease our profit margins or disrupt our other businesses, each of which could impair our ability to achieve the anticipated benefits of the acquisition. Our efforts to integrate acquired businesses will divert management's attention and resources from our other businesses. Any failure to timely realize the anticipated benefits of the acquisition could have a material adverse effect on our revenues, expenses and operating results.

        Acquisitions could result in dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may be unable to obtain financing on favorable terms, or at all, if necessary to finance future acquisitions, making it impossible or more costly to acquire other businesses. If we are able to obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business.

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

        Our prior operating results have fluctuated due to changes in our business and the e-commerce industry. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

  •
  our ability to retain and increase sales to existing buyers, attract new buyers and satisfy buyer demands;

  •
  our ability to retain and expand our base of sellers;

  •
  entry into, or the modification, termination or expiration of, material contracts;

  •
  the volume, size, timing and completion rate of transactions in our marketplaces, including variability due to the timing of large, project based activities;

  •
  changes in the supply and demand for and the volume, price, mix and quality of our supply of surplus and salvage assets;

  •
  introduction of new or enhanced websites, services or product offerings by us or our competitors, which may impact our margins;

  •
  implementation costs of significant new contracts;

  •
  changes in the volume and type of value-added services we provide to the DoD or other buyers and sellers;

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

  •
  the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages and similar events;

  •
  event-driven disruptions such as war, terrorism, armed hostilities, disease and natural disasters;

  •
  changes in energy and commodities prices, including the timing and speed of recovery in energy sector macro conditions;

  •
  seasonal patterns in selling and purchasing activity;

  •
  costs related to acquisitions of technology or equipment; and

  •
  rising health care insurance costs.

        Our operating results may fall below the expectations of market analysts and investors in some future periods. If this occurs, even temporarily, it could cause volatility in our stock price.

Our inability to use software licensed from third parties or our use of open source software under license terms that interfere with our proprietary rights could disrupt our business.

        We use software licensed from third parties, including some software, known as open-source software that we use without charge. We currently use the following open-source software: Linux (an operating system); MySQL (database software); PERL (an interpreter); Apache (a web server); Java; Liferay (content management system); Mule (enterprise service bus); ActiveMQ (message queue); Tomcat (application container); Chef (infrastructure automation); and Jenkins (code deployment) and we may in the future use additional open-source software. In the future, these licenses to third party software may not be available on terms that are acceptable to us, or at all.

        As described above, we currently rely on third parties to provide cloud-based services. Upon completion of our LiquidityOne Transformation program, we will rely to a greater degree on outsourced, cloud-based, platform as a service solutions not under our direct management or control.

        Our inability to use third-party software or to enter into agreements on acceptable terms with providers of cloud-based solutions could result in disruptions to our business, or delays in the development of future services or enhancements of existing services, which could impair our business. In addition, the terms of certain open source software licenses may require us to provide modified versions of the open source software, which we develop, if any, or any proprietary software that incorporates all or a portion of the open source software, if any, to others on unfavorable license terms that are consistent with the open source license term. If we are required to license our proprietary software in accordance with the foregoing, our competitors and other third parties could obtain access to our intellectual property, which could harm our business.

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

If we do not retain our senior management and other key personnel, we may not be able to achieve our business objectives.

        Our future success, including our ability to implement successfully the LiquidityOne transformation program is substantially dependent on the continued service of our senior management and other key personnel, particularly William P. Angrick, III, our chief executive officer. We do not have key-person insurance on any of our officers or employees. The loss of any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to successfully operate our business and achieve our business goals. Further, the loss of any of our key personnel involved in the implementation of the LiquidityOne Transformation program may cause delays in, or otherwise impair, the successful implementation of the program.

If we are unable to attract and retain skilled employees, our business may be harmed.

        Our future success depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with sales, marketing, operations and technology expertise. Competition for employees in our industry is intense. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future. If we are unable to attract, assimilate and retain employees with the necessary skills, we may not be able to grow our business and revenue as expected and we could experience increased turnover, decreased levels of customer service, low morale, inefficiency or internal control failures.

The seasonality of our business places increased strain on our operations.

        We have seasonality in each portion of our business. We expect a disproportionate amount of transactions on our marketplaces to occur at certain times during the year. If we are unable to effectively manage increased demand, or the increased flow of goods that we typically experience during these times, it could significantly affect our revenue and our future growth. If too many customers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from providing efficient service, which may reduce our GMV and the attractiveness of our value-added services. In addition, we may be unable to adequately staff our distribution centers during these peak periods.

Our international operations expose us to a number of risks.

        Our international activities are significant to our revenues and profits, and we may continue to expand internationally. It is costly to establish, develop, and maintain international operations and websites, and promote our brand internationally. Our international operations may not be profitable on a sustained basis. In addition to risks described elsewhere in this section, our international operations are subject to a number of risks, including:

  •
  local economic and political conditions, or civil unrest that may disrupt economic activity in affected countries;

  •
  government regulation of e-commerce and other services, competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;

  •
  restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products and services, including uncertainty as a result of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the enforcement of intellectual property rights;

  •
  business licensing or certification requirements, such as for imports, exports, and web services;

  •
  limitations on the repatriation and investment of funds and foreign currency exchange restrictions;

  •
  shorter payable and longer receivable cycles and the resultant negative impact on cash flow;

  •
  laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;

  •
  lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;

  •
  lower levels of credit card usage and increased payment risk;

  •
  different employee/employer relationships and the existence of works councils;

  •
  compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting certain payments to government officials and other third parties;

  •
  laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and

  •
  geopolitical events, including war and terrorism.

Our operations are subject to extensive anti-corruption laws and regulations.

        Due to the international scope of our operations, we are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar foreign anti-corruption laws. These laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials for the purpose of obtaining or retaining business, or obtaining an unfair advantage. Global enforcement of these laws has increased substantially in recent years. Violations of anti-corruption laws or regulations by our employees or by intermediaries acting on our behalf may result in severe criminal or civil sanctions, could disrupt our business, and result in an adverse effect on our reputation, business and results of operations or financial condition.

The economic effects of "Brexit" may affect relationships with existing and future customers and could have an adverse impact on our business and operating results.

        On June 23, 2016, the United Kingdom (the "U.K.") held a referendum in which voters approved an exit from the European Union ("E.U."), commonly referred to as "Brexit." The referendum is non-binding; however, it is expected to be passed into law, after which negotiations will commence to determine the future terms of the U.K.'s relationship with the E.U. The impact on us from Brexit will depend, in part, on the outcome of tariff, trade, regulatory and other negotiations.

        As a result of the referendum, the global markets and currencies have been adversely impacted, including a sharp decline in the value of the British pound as compared to the U.S. dollar. A potential devaluation of the local currencies of our international buyers relative to the U.S. dollar may impair the purchasing power of our international buyers and could cause international buyers to decrease their participation in our marketplaces or use of our services.

        Volatility in exchange rates resulting from Brexit is expected to continue in the short term as the U.K. negotiates its exit from the E.U. We translate sales and other results denominated in foreign currency into U.S. dollars for our financial statements. During periods of a strengthening dollar, our reported international sales and earnings could be reduced because foreign currencies may translate into fewer U.S. dollars.

        The withdrawal of the U.K. from the E.U. may create global economic uncertainty, which may cause our buyers to reduce their participation in our marketplaces or cause our customers generally to reduce their spending on our products and services. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which E.U. laws to replace or replicate, and those laws and regulations may be cumbersome, difficult or costly in terms of compliance. Any of these effects of Brexit, among others, could adversely affect our business, financial condition, operating results and cash flows.

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

        Many states and other jurisdictions have regulations governing the conduct of traditional "auctions" and the liability of traditional "auctioneers" in conducting auctions, as well as the handling of property by "secondhand dealers", which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items or restrict certain listing formats in some locations, or otherwise adversely affect our financial condition or operating results.

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

We are exposed to risks related to cybersecurity and protection of confidential information.

        We retain highly confidential information on behalf of our clients in our systems and databases. Although we maintain security features in our systems that are designed to protect customer information and prevent data loss and other security breaches, such measures cannot provide absolute security and our operations may be susceptible to breaches, including from circumvention of security systems, denial of service attacks or other cyber-attacks, hacking, computer viruses or malware, technical malfunction, employee error, malfeasance, physical breaches, system disruptions or other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target. Certain efforts may be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. As the Department of Defense is one of our clients, our systems may be especially targeted by such malicious attackers. We currently expend, and may be required to expend significant additional capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. These issues are likely to become more difficult as we expand our operations. Any breach of our security measures, or even a perceived breach of our security measures, could cause us to lose clients, suffer material harm to our business, financial condition, operating results and reputation or be subject to regulatory actions, sanctions or other statutory penalties, litigation, liability for failure to safeguard our clients' information. Further, the loss of confidential client information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our clients' confidential information, we may lose the ability to retain existing clients and attract new clients and our revenue could decline.

If we fail to comply with increasing levels of regulation relating to privacy, our business could suffer harm.

        We are subject to regulation at the federal, state and international levels relating to privacy and the use of third-party data, including personal user information and employee data. These statutory and regulatory requirements are evolving, increasing in complexity and number, and may change significantly. How companies collect, process, use, store, share or transmit personal and employee data is subject to increasing scrutiny by governments as well as the public, which could influence the adoption of legislation or regulation. New statutory or regulatory developments may restrict our ability to collect and use demographic and personal information from our buyers and our sellers, which could be costly or harm our marketing efforts. Further, there may be conflicts among the privacy and data protections laws adopted by the various countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and may also limit our marketing efforts. Compliance with regulations regarding privacy, security and protection of user and employee data, increased government or private enforcement, and changing public attitudes about data privacy, may increase the cost of growing our business and require us to expend significant capital and other resources. Our failure to comply with these federal, state and international laws and regulations could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other costs which could decrease our profitability.

We may be subject to product liability claims if people or property are harmed by the products we sell.

        Some of the products we sell through our online marketplaces or at our IronDirect and TruckCenter store locations may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may be the subject of product recalls or other actions. Our exposure to product liability claims may be increased by the fact that we sell products manufactured by third parties. For example, if the manufacturers do not have sufficient protection from such claims, we may be subject to claims relating to the products in question. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.

If one or more states successfully assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties that we offer for sale on our websites, our business could be harmed.

        The application of indirect taxes (such as sales and use tax, value-added tax ("VAT"), goods and services tax, business tax and gross receipt tax) to ecommerce businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. In many cases, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, governments around the world are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain.

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

        U.S. Supreme Court decisions restrict the imposition of obligations to collect state and local taxes with respect to sales made over the Internet. However, a number of states have adopted or are considering laws that levy additional taxes on Internet access and electronic commerce transactions. Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes for ecommerce transactions. It is not possible to predict with any degree of certainty the outcome of these initiatives or the impact of these initiatives on our business and marketing strategies that we are considering or may consider in the future.

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

        Similar issues exist outside of the United States, where the application of VAT or other indirect taxes on ecommerce providers is complex and evolving. On January 1, 2015, changes to the rules determining the place of supply (and thus the country of taxation) for all European Union based providers of electronically supplied services were implemented that require that we pay VAT based on the residence or normal place of business of our customers. These changes may result in our paying a higher rate of VAT or VAT on a higher number of transactions. Additionally, we pay input VAT on applicable taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various countries. However, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business. In certain jurisdictions, we collect and remit indirect taxes on our fees and pay taxes on our purchases of goods and services. However, tax authorities may raise questions about our calculation, reporting and collection of taxes and may ask us to remit additional taxes, as well as the proper calculation of such taxes. Should any new taxes become applicable or if the taxes we pay are found to be deficient, our business could be harmed.

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

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. The LiquidityOne Transformation program, as well as other changes in our business, including initiatives to invest in information systems or to transition particular functions to third party providers, will necessitate modifications to our internal controls. We cannot be certain that our current design for internal control over financial reporting, or any changes to be made, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and client perception of our business may suffer.

        Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees, agents or third parties with whom we work. Internal controls may become less effective over time as a result of, among other things, changes in conditions, failures to comply with our policies and procedures or new business that strains our system of internal controls.

Changes in accounting and reporting policies or practices may affect our financial results, which may affect our stock price.

        Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require our management to use estimates and make subjective and complex judgments about matters that are uncertain. Factors may arise over time that lead us to change our estimates and judgments. In some cases, our management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative. Any changes in accounting policies or methods could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline. For example, our operating results for the fourth quarter, and full fiscal year 2016 have been affected by our recording of a valuation allowance against our deferred tax assets and by our recording of an impairment of goodwill.

The success of our business depends on our ability to market quality products that meet our customers' needs.

        Our business relies on continued demand for the products we offer. To compete effectively, we must offer products that appeal to our customers. This is dependent on a number of factors, including our ability to acquire products that meet the quality, performance and price expectations of our customers and our ability to develop effective sales, advertising and marketing programs. Failure to continue to offer competitive products to the marketplace, to supply products that meet applicable regulatory requirements, or to predict market demands for, or gain market acceptance of, such products, could have a negative impact on our business, results of operations and financial condition.

We expect IronDirect's business will be highly sensitive to general economic conditions and economic conditions in the industries it will serve.

        The construction equipment industry is cyclical and its revenues are closely tied to general economic conditions and to conditions in the non-residential construction industry in particular. As a result, we expect demand for IronDirect's products and services will be cyclical and may be significantly reduced in an economic environment characterized by lower levels of government and business investment, lower levels of business confidence, lower corporate earnings, perceived or actual industry overcapacity, higher unemployment and lower consumer spending. A prolonged period of slow growth may also reduce demand for IronDirect's products and services. Economic conditions affecting the industries IronDirect will serve may lead to reduced capital expenditures by its customers which may, in turn, lead to a decrease in the demand for IronDirect's products and services. We expect IronDirect's customers will operate in the non-residential construction and oil and gas end-markets and, to a lesser extent, in industrial activity and residential construction end-markets. These are cyclical businesses that are sensitive to changes in general economic conditions. Weakness in these end-markets, such as a decline in non-residential construction, oil and gas end-markets or industrial activity, may lead to a decrease in the demand for IronDirect's equipment or the prices we can charge. Factors that may cause weakness in these end-markets include:

  •
  weakness in the economy, decreases in the market value of real estate or the onset of a new recession;

  •
  slowdowns in residential construction and/or non-residential construction;

  •
  continued decline and/or volatility in oil and gas prices as well as slowdowns in the oil and gas industry;

  •
  reductions in spending levels by customers;

  •
  unfavorable credit markets affecting end-user access to capital;

  •
  adverse changes in the federal and local government infrastructure spending;

  •
  increases in the cost of construction materials;

  •
  increases in interest rates; and

  •
  terrorism or hostilities involving the United States.

        In addition, the cyclicality of the construction equipment industry may make it more difficult for us to forecast trends. Uncertainty regarding future product demand could cause us to maintain excess equipment inventory, which will increase our equipment inventory costs. Alternatively, if we are not able to predict periods of increased demand, we may lose customers if we do not have enough equipment to satisfy demand.

We plan to provide financing and credit support for some of our customers.

        We assist customers in their rental, leasing and acquisition of products sold through our IronDirect and TruckCenter business. We intend to provide financing for some of our customers, primarily in the U.S., to acquire vehicles and equipment through loans, sales-type leases, and operating leases. We may enter into these financing agreements with the intent either to hold the financing until maturity or to sell the financing to a third party within a short time period. Until such financing obligations are satisfied through either customer payments or a third-party sale, we retain the risks associated with such customer financing. Our results could be adversely affected if such customers default on their contractual obligations to us, if the residual values of such equipment on these transactions decline below the original estimated values or we are unable to sell the financing receivable to a third party.

        In addition, we expect our customers, from time to time, may fund the acquisition of equipment or vehicles through third-party finance companies. In certain instances, we may provide credit guarantees, residual value guarantees or buyback guarantees. With these guarantees, we must assess the probability of losses or non-performance in ways similar to the evaluation of accounts receivable, including consideration of a customer's payment history, leverage, availability of third party financing, political and currency exchange risks, and other factors. Many of these factors, including the assessment of a customer's ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. In circumstances where we believe it is probable that a specific customer will have difficulty meeting its financial obligations, we will record a specific reserve to recognize a liability for a guarantee we expect to pay, taking into account any amounts that we anticipate realizing if we are forced to repossess the equipment that supports the customer's financial obligations to us. During periods of economic weakness, the collateral underlying our guarantees of indebtedness of customers or receivables can decline sharply, which would increase our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers' financial obligations is not realized. To date, losses related to guarantees have been negligible; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

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

        These provisions could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you desire. In addition, our bylaws provide that the Delaware Court of Chancery will be the exclusive forum for certain types of legal action (or, if the Court of Chancery does not have jurisdiction, another state court or a federal court within Delaware). This provision may make it more difficult for you and other stockholders to challenge certain corporate actions we take.

Item 1B.    Unresolved Staff Comments.

        Not Applicable

Item 2.    Properties.

        We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Washington, D.C., USA	27,250	September 30, 2019
Warehouse	Dallas, Texas, USA	127,144	December 31, 2020
Warehouse	Plainfield, Indiana, USA	187,704	April 30, 2019
Warehouse	North Las Vegas, Nevada, USA	102,400	March 31, 2021
Administrative	Scottsdale, Arizona, USA	23,536	December 31, 2016
Administrative	Plano, Texas USA	12,234	December 31, 2021
Warehouse	Obetz, Ohio, USA	340,000	February 28, 2019
Warehouse	Oklahoma City, Oklahoma, USA	319,000	June 30, 2021
Warehouse	Columbus, Ohio, USA	516,174	December 31,2016
Storage Lot	Oklahoma City, Oklahoma, USA	435,600	June 30, 2021
Warehouse	Oklahoma City, Oklahoma, USA	122,200	Month to Month
Administrative	Montgomery, Alabama, USA	11,356	September 30, 2017
Administrative	Houston, Texas, USA	12,422	March 31, 2018
Storage Lot	Fontana, California, USA	511,830	May 31, 2018
Storage Lot	Blue Mound, Texas, USA	727,500	May 31, 2018
Storage Lot	Indianapolis, Indiana, USA	697,000	May 31, 2018
Storage Lot	Atlanta, Georgia, USA	479,200	May 31, 2018
Storage Lot	Wilmington, Delaware, USA	484,000	May 31, 2018
Testing Facility	Asheville, NC, USA	1,502,820	December 31, 2016
Warehouse	Hayward, California, USA	24,600	October 31, 2018
Warehouse	Hazelwood, Missouri, USA	21,368	December 31, 2016
Warehouse	Atlanta, Georgia, USA	47,636	May 31, 2018
Administrative	London, GBR	6,036	July 12, 2017
Warehouse	Brampton, Canada	53,621	February 28, 2017

        In addition, we lease various administrative spaces in North America totaling 46,714 square feet, in Europe, 4,864 square feet, and in Asia, 9,088 square feet. We also own a 420,000 square feet warehouse located in North Wilkesboro, North Carolina, USA. Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc.

Item 3.    Legal Proceedings.

        From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business.

        Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).

        On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the "District Court") against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company's common stock between February 1, 2012, and May 7, 2014. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company's growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys' and experts' fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees' Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. On May 16, 2016, the Company answered the amended complaint. Pursuant to the scheduling order in this action, document production shall be substantially complete by January 13, 2017, class certification shall be fully briefed by May 2, 2017, all fact discovery shall be completed by August 31, 2017, and expert discovery shall be completed by February 23, 2018.

        The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

        Billard v. Angrick, et al., Civ. No. 16-1612-BAH (D. D. C. 2016) and Slingerland v. Angrick, et al., Civ. No. 16-1725-BAH (D. D. C. 2016).

        Two of the Company's stockholders filed putative derivative actions on behalf of the Company against certain individuals who served on the Company's Board of Directors or as members of its management between 2012 and 2014. The cases are pending in the District Court.

        On June 8, 2016, Harold Slingerland filed a putative derivative complaint in the Superior Court for the District of Columbia (the "Superior Court"), purportedly on behalf of the Company against certain individuals who served on the Company's Board of Directors or as members of the Company's management between February 1, 2012, and May 7, 2014. The complaint asserted that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by supposedly causing or allowing the Company to make the same misstatements that are alleged in the putative class action complaint and exposing the Company to potentially significant costs and expenses in connection with defending that action. The complaint sought monetary damages from the defendants other than the Company, changes to the Company's corporate governance, disgorgement of any profits, benefits, or other compensation obtained by the director defendants, and an award of attorneys' fees, costs, and expenses for plaintiff's counsel. The plaintiff in this putative derivative action never served his complaint and, on August 3, 2016, the action was voluntarily dismissed.

        On August 8, 2016, Thomas Billard filed a putative derivative complaint in the District Court, which challenges conduct similar to that challenged in the Slingerland complaint filed in the Superior Court, and which asserts claims against the Company's Board and certain former Board members and members of management. The Billard complaint asserts derivative claims for breach of fiduciary, waste, unjust enrichment, and insider trading. On August 24, 2016, the District Court entered a briefing schedule pursuant to which the defendants shall move to dismiss the Billard complaint solely on forum non conveniens grounds based on a Delaware forum selection clause contained in the Company's bylaws, without prejudice to any other grounds for dismissal under Federal Rules of Civil Procedure 12(b) or 23.1. This motion is fully briefed and awaiting decision.

        On August 25, 2016, the Slingerland plaintiff filed a putative derivative complaint in the District Court that alleges substantially the same claims as raised in the Billard derivative complaint. On October 21, 2016, the Court entered an order staying the defendants' obligation to respond to this complaint to and including January 19, 2017.

        On September 23, 2016, the plaintiffs and defendants in the Billard and Slingerland actions filed a proposed stipulation and order that would consolidate the two actions into a "Consolidated Action" and that provides that defendants' motion to dismiss the Billard complaint on forum non conveniens grounds is deemed to have been made in the Consolidated Action. The proposed stipulation and order further provides that if defendants' motion to dismiss on forum non conveniens grounds is denied, the parties to the Consolidated Action shall submit a proposed order setting forth a deadline for the filing of a consolidated complaint and subsequent motions and deadline.

        The Company believes the allegations in both complaints are without merit and cannot estimate a range of potential liability, if any, at this time.

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

Fiscal year ended September 30, 2015	Low	High
First Quarter	$7.41	$13.80
Second Quarter	$7.32	$10.50
Third Quarter	$8.60	$11.00
Fourth Quarter	$6.65	$9.89
Fiscal year ended September 30, 2016
First Quarter	$6.20	$9.19
Second Quarter	$4.42	$6.58
Third Quarter	$5.10	$7.84
Fourth Quarter	$7.06	$11.25

        As of October 28, 2016, there were approximately 8,250 beneficial holders of our common stock and 17 holders of record of our common stock.

Dividend Policy

        Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Liquidity Services, Inc, the Russell 2000 Index, the S&P Smallcap 600 Index,
and a Peer Group

*
$100 invested on 9/30/11 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2016 Standard & Poor's, a division of S&P Global. All rights reserved.Copyright© 2016 Russell Investment Group. All rights reserved.

Item 6.    Selected Financial Data.

        You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2014, 2015 and 2016 and the consolidated balance sheet data as of September 30, 2015 and 2016 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2012 and 2013, and the consolidated balance sheet data as of September 30, 2012, 2013 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year ended September 30,
	2012	2013	2014	2015	2016
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$415,829	$404,041	$388,671	$315,668	$233,828
Fee revenue	59,475	101,815	106,990	81,457	82,626

Total revenue	475,304	505,856	495,661	397,125	316,454
Costs and expenses:
Cost of goods sold (excluding amortization)	198,123	199,494	211,659	166,009	143,127
Profit-sharing distributions	43,242	35,944	35,055	28,093	11,214
Technology and operations	67,553	90,052	108,940	99,743	93,405
Sales and marketing	31,252	40,170	41,951	41,465	37,570
General and administrative	37,107	48,950	49,428	41,418	39,717
Depreciation and amortization	14,166	17,374	16,595	9,235	6,502
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	1,695	5,921	(18,384)	147,414	19,037
Business disposition loss	—	—	—	7,963	—

Total costs and expenses	393,138	437,905	445,244	541,340	350,572

Income from continuing operations	82,166	67,951	50,417	(144,215)	(34,118)
Interest income (expense) and other income (expense), net	(2,218)	704	(370)	(171)	1,217

Income (loss) from continuing operations before income taxes	79,948	68,655	50,047	(144,386)	(32,901)
Provision (benefit) for income taxes	31,652	27,551	19,657	(39,571)	27,025

Net income (loss)	$48,296	$41,104	$30,390	$(104,815)	$(59,926)

Basic earnings (loss) per common share:
Basic earnings per common share	$1.57	$1.30	$0.97	$(3.50)	$(1.96)

Diluted earnings (loss) per common share:
Diluted earnings per common share	$1.47	$1.26	$0.97	$(3.50)	$(1.96)

Basic weighted average shares outstanding	30,854,796	31,616,926	31,243,932	29,987,985	30,638,163

Diluted weighted average shares outstanding	32,783,079	32,657,236	31,395,301	29,987,985	30,638,163

Non-GAAP Financial Measures:
EBITDA from continuing operations(1)	$96,332	$85,325	$67,012	$(134,980)	$(27,616)
Adjusted EBITDA from continuing operations(1)	110,144	104,625	63,013	33,075	3,668
Supplemental Operating Data:
Gross merchandise volume from continuing operations(2)	$864,226	$973,325	$931,556	$798,977	$642,078
Completed transactions(3)	501,000	530,000	547,000	567,000	574,000
Total registered buyers(4)	2,186,000	2,424,000	2,615,000	2,845,000	2,986,000
Total auction participants(5)	2,105,000	2,458,000	2,538,000	2,483,000	2,417,000

	As of September 30,
	2012	2013	2014	2015	2016
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$104,782	$95,109	$62,598	$95,465	$134,513
Working capital(6)	53,194	79,289	77,935	119,225	99,424
Total assets	400,408	421,344	431,718	288,488	260,109
Total liabilities	150,405	106,465	114,735	72,486	97,498
Total stockholders' equity	250,003	314,879	316,983	216,002	162,611

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

        We believe non-GAAP financial measures, such as EBITDA and adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:

  •
  The amortization of contract intangibles relates to the amortization of the Scrap Contract beginning in June 2005, the Wal-Mart Agreement beginning in October 2011, and an assumed contract associated with the National Electronic Service Association (NESA) acquisition on November 1, 2012. Depreciation and amortization expense primarily relates to property and equipment. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year to year.

  •
  As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

  •
  The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock and stock appreciation rights to be recognized in the income statement based on their estimated fair values. We believe adjusting net income for this stock-based compensation expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

  •
  We believe adjusting net income for acquisition and disposition related transaction expenses and changes in contingent consideration is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

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

        The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2012	2013	2014	2015	2016
	(in thousands)
Net income (loss) from continuing operations	$48,296	$41,104	$30,390	$(104,815)	$(59,926)
Interest and other income (expense), net	2,218	(704)	370	171	(1,217)
Provision (benefit) for income taxes	31,652	27,551	19,657	(39,571)	27,025
Depreciation and amortization	14,166	17,374	16,595	9,235	6,502

EBITDA from continuing operations	96,332	85,325	67,012	(134,980)	(27,616)
Stock compensation expense	12,117	13,379	12,605	12,405	12,247
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	1,695	5,921	(18,384)	147,414	19,037
Business disposition loss	—	—	—	7,963	—
Business realignment expense	—	—	1,780	273	—

Adjusted EBITDA from continuing operations	$110,144	$104,625	$63,013	$33,075	$3,668

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

Overview

About us.    We employ innovative e-commerce marketplace solutions to manage, value, and sell inventory and equipment for business and government clients. We operate a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on assets offered for sale by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.go-dove.com, and www.irondirect.com. We have over 8,000 clients, including Fortune 1000 and Global 500 organizations as well as government agencies. We have one reportable segment consisting of operating e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

        We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2016, the number of registered buyers grew from approximately 2,845,000 to approximately 2,986,000, or 5.0%. During the past three fiscal years, we have conducted over 1,688,000 online transactions generating approximately $2.4 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtual cycle for our buyers and sellers.

Our history.    We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000. During 2000, we developed our ecommerce marketplace platform and began auctioning merchandise primarily for small commercial sellers and government agencies. In 2001, we changed our name to Liquidity Services, Inc. In June 2001, we were awarded our first major Department of Defense (DoD) contract, the Surplus Contract. Under this agreement, we became the exclusive contractor with the DLA Disposition Services, for the sale of usable DoD surplus assets in the United States. In June 2005, we were awarded an additional exclusive contract with the DLA Disposition Services to manage and sell substantially all DoD scrap property. During 2005, we opened our first distribution center in Dallas, Texas and began serving the reverse logistics needs of top 100 retailers.

Our revenue.    We offer our sellers three primary transaction models: a Purchase model, a Consignment model, and an Other model.

  •
  Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 64.0%, 64.1%, and 63.7% of our total revenue for the fiscal years ended September 30, 2014, 2015 and 2016, respectively. The merchandise sold under our purchase model accounted for approximately 34.6%, 32.7%, and 30.4% of our GMV for the fiscal years ended September 30, 2014, 2015 and 2016, respectively.

  •
  Consignment model—fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the seller commission if we take possession, handle, ship and / or provide enhanced product information for the merchandise. We collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 21.6%, 20.6%, and 20.9% of our total revenue for the fiscal years ended September 30, 2014, 2015 and 2016, respectively, and is recorded as fee revenue in the Consolidated Statements of Operations. The merchandise sold under our consignment model accounted for approximately 57.7%, 59.7%, and 64.6% of our GMV for the fiscal years ended September 30, 2014, 2015 and 2016, respectively.

  •
  Other.  The Other category includes revenue from profit-sharing arrangements as well as non-consignment fee revenue. Under our profit-sharing model, we purchase inventory from our suppliers and share with them a portion of the profits received from a completed sale in the form of a distribution. Distributions are calculated based on the value received from the sale after deducting allowable costs, such as sales and marketing, technology and operations and other general and administrative costs. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Other revenue accounted for approximately 14.4%, 15.3%, and 15.4% of our total revenue for the fiscal years ended September 30, 2014, 2015 and 2016, respectively, and approximately 7.7%, 7.6%, and 5.0% of our GMV for the fiscal years ended September 30, 2014, 2015 and 2016, respectively.

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

Our Seller Agreements

Our DoD agreements.    We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

  •
  Surplus Contract.  The Surplus Contract (third awarded to us since 2001) is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires us to purchase all usable surplus property offered by the DoD at 4.35% of the DoD's original acquisition value (OAV). The current, or third, Surplus Contract became effective December 2014, covers only non-rolling stock and has a base term of two years with four one-year options to extend. The prior, or second, Surplus Contract required us to purchase all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD's OAV; the wind-down period under the second Surplus Contract will remain in effect until January 2017 to allow for the continued processing of usable Recycling Control Point (RCP) non-rolling stock surplus property.

        The Surplus Contract accounted for 26.8%, 24.7% and 31.0% of our revenue and 14.3%, 12.3% and 12.7% of our GMV for the fiscal years ended September 30, 2014, 2015 and 2016, respectively.

        The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security, public safety, or other reasons or if the property is otherwise needed to support the mission of the DoD.

  •
  Scrap Contract.  In June 2005 the Company was awarded the original Scrap Contract which was structured as a profit-sharing arrangement with 75.2% of the profits distributed to the DLA, and 1.8% to a third party. The contract was amended in June 2015 to adjust the DLA profit sharing percentage to 65.0%, eliminating the distribution to the third party. The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no value beyond their base material content value, such as metals, alloys, and building materials.

        Under the first Scrap Contract, we acquired scrap property at a per pound price and disbursed to the DLA a percentage of the profits, currently 65% of the amount realized from the sale of the inventory, after deduction for allowable expenses. We refer to these disbursement payments to the DoD as profit-sharing distributions. We recognized as revenue the gross proceeds from these sales. The DoD reimbursed us for certain direct expenses deemed to be payable by the DoD rather than by us. During fiscal 2015, if the Company's customer base met certain small business criteria as defined in the contract, we received an additional incentive payment which was withheld from payments to the DLA. The prior Scrap Contract expired on September 30, 2016. On April 8, 2016, the DLA awarded the second Scrap Contract to the Company. Under the second Scrap Contract, the Company acquires scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Company bears all of the costs for the sorting, merchandising and sale of the property. The second Scrap Contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA.

        The Scrap Contract accounted for 14.4%, 15.3% and 10.2% of our revenue and 7.7%, 7.6% and 5.0% of our GMV for the fiscal years ended September 30, 2014, 2015 and 2016, respectively.

Our Commercial Agreements

        We have various contracts with Wal-Mart Stores, Inc., under which we purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice. We also had a long-term contract with Wal-Mart that was terminated effective December 8, 2014. As part of a final settlement of claims Wal-Mart paid us $7.5 million in February 2015.

        On September 30, 2015, we sold certain assets related to the Jacobs Trading Company to a buyer, Tanager Acquisitions, LLC. In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading Company. The buyer issued to us a promissory note in the amount of $12.3 million. The divestiture of the Jacobs Trading Company resulted in an $8.0 million loss. The sale generated a tax loss that resulted in a $30.9 million cash benefit from prior year income taxes. In fiscal year 2016, we received $30.1 million of tax refunds related to this cash benefit, plus an additional $5.0 million for an overpayment of taxes paid in fiscal year 2015.

        During fiscal year 2016, we had over 600 corporate clients who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these clients are generally terminable at will by either party.

Key Business Metrics

        Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2016 totaled $642.1 million.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2016, we completed approximately 574,000 transactions.

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

        Total registered buyers, as of a given date, represents the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2016, we had approximately 2,986,000 registered buyers.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our ecommerce marketplaces to our competitors, including other ecommerce auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2016, approximately 2,417,000 total auction participants participated in auctions on our marketplaces.

Critical Accounting Estimates

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. A "critical accounting estimate" is one which is both important to the portrayal of our financial condition and results and requires management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We continuously evaluate our critical accounting estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

        Revenue is also evaluated to determine whether to report the gross proceeds as revenue (when we act as the principal in the arrangement) or report our net commissions and related fees as revenue (when we act as an agent). In arrangements in which we are deemed to be the primary obligor, bear physical and general inventory risk, and credit risk, we recognize as revenue the gross proceeds from the sale, including buyer's premiums. For Arrangements in which we act as an agent or broker on a consignment basis, without taking general or physical inventory risk, revenue is recognized based on the sales commissions that are paid to us by the sellers for utilizing our services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to us upon completion of the transaction. We also recognize buyer premiums in consignment arrangements.

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

  •
  We take title to the inventory upon paying the amount set forth in the contract with the supplier. Such amount is generally a percentage of the supplier's original acquisition cost under our Surplus Contract, a percentage of the supplier's last retail price under certain commercial contracts and varies depending on the type of the inventory purchased or a fixed price per pound under our Scrap Contract.

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

In fiscal year 2016, approximately 11.1% of our revenue was generated outside of the U.S.

Business combinations.    We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed and changes to the fair value of contingent consideration are recorded in the statement of operations subsequent to the acquisition date. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in-capital as required.

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

        We test goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. We test our long-lived assets and finite-lived intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. Examples of such events or circumstances could include a significant change in business climate, a loss of significant customers, or a significant decline in stock price. With regard to goodwill we first make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit. If our qualitative evaluation indicates a likelihood of goodwill impairment, we apply a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the test is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the implied fair value of the goodwill. If the fair value of goodwill is less than the carrying amount of the the reporting unit, an impairment loss would be recorded in our statements of operations. With regard to long-lived assets and finite-lived intangible assets, they are amortized over their estimated useful lives and are reviewed for impairment only if events or changes in circumstances indicate that their carrying amount may not be realizable.

        Our management makes certain estimates and assumptions in order to determine the fair value of net assets and liabilities, including, among other things, an assessment of market conditions, projected cash flows, cost of capital and growth rates, which could significantly impact the reported value of goodwill, long-lived assets and finite-lived intangible assets. Estimating future cash flows requires significant judgment, and our projections may vary from cash flows eventually realized. Valuations prepared by management employ a combination of present value techniques to measure fair value, corroborated by comparisons to market information. These valuations are based on a discount rate determined by our management to be consistent with industry discount rates and the risks inherent in our current business model.

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

        A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management. At fiscal year-end 2015, the Company had two reporting units—LSI-Retail Supply Chain Group (RSCG) and LSI-Capital Assets Group (CAG). During fiscal year 2016, in light of new business ventures and management restructuring, the Company concluded it now has five reporting units—RSCG, CAG, LSI-GovDeals, LSI-Truckcenter, and LSI-IronDirect.

        In previous years we performed the annual goodwill impairment assessment as of September 30, which is the end of our fiscal year. However, during fiscal year 2016, the Company made a voluntary change in the method of applying an accounting principle to change the date of the annual goodwill and finite-lived intangible assets impairment assessment. The date was changed from September 30 to July 1, the first day of our fiscal fourth quarter. As a result, the annual goodwill impairment assessment was performed as of July 1, 2016, for fiscal year 2016. The Company believes that changing the annual goodwill impairment assessment date allows for enhanced internal controls over financial reporting by providing additional time during the fiscal fourth quarter to perform necessary analyses and reviews.

        During the three months ended December 31, 2014, we identified indicators of impairment, including the termination of the Wal-Mart Agreement on December 1, 2014, the significant decline in market capitalization during the quarter, and continued uncertainty in projections for fiscal year 2015 and beyond. As a result, we performed step one of our goodwill impairment test as of December 31, 2014. Based on step one of the goodwill impairment test as of the interim testing date, we determined that the carrying values of our two reporting units exceeded their fair values. Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair values of the assets and liabilities of the reporting units. As a result of the step two test, we recorded a goodwill impairment charge of $85.1 million during the first quarter of fiscal year 2015.

        As part of our annual impairment assessment as of September 30, 2015, we identified indicators of impairment, including a decline in market capitalization and continued uncertainty in projections for fiscal year 2016 and beyond. Based on the results of step one of our goodwill impairment analysis as of the fiscal year ended September 30, 2015, the carrying values of both of our two reporting units exceeded their fair value. Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair value of the assets and liabilities of the impaired reporting units. As a result of the step two test, we recorded a goodwill impairment charge of $51.2 million during the fourth quarter of fiscal year 2015.

        As part of our annual impairment assessment as of July 1, 2016, we identified indicators of impairment. Step one of our goodwill impairment analysis as of July 1, 2016, resulted in the carrying value exceeding fair value of one of our five reporting units that had goodwill. Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair value of the assets and liabilities of the impaired reporting unit. As a result of step two, we recorded a goodwill impairment charge of $19.0 million during the fourth quarter of fiscal year 2016. The goodwill impairment was due to updated assumptions used in the fair value calculation.

        We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill, which totaled $45.1 million at September 30, 2016. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

Income taxes.    We account for income taxes using the asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence to estimate whether future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2016 and projected losses in the near-term future. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

        On the basis of the evaluation, we believe that it is more likely than not that the benefit of some of our deferred tax assets will not be realized within the applicable carryforward periods. In recognition of this risk, we have recorded a charge of 35.8 million to our valuation allowance to recognize only the portion of our deferred tax asset that is more likely than not to be realized.

        We apply the authoritative guidance related to accounting for uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

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

Stock-based compensation.    We recognize all share-based payments to employees, including grants of employee stock options, in the statements of operations based on their estimated fair values. We use the Black-Scholes option pricing model to estimate the fair values of stock options and share appreciation rights.

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

Components of Revenue and Expenses

Revenue.    We generate substantially all of our revenue from sales of merchandise, either by acting as the principal and recording the total sale price as revenue, or by acting as an agent to a seller and recording our consignment fees as revenue. Our revenue recognition practices are discussed in more detail in the section above entitled "Critical Accounting Estimates."

Cost of goods sold.    Cost of goods sold includes the costs of purchasing and transporting property for auction, as well as credit card transaction fees.

Profit-sharing distributions.    Our prior Scrap Contract with the DoD that expired September 30, 2016, was structured as a profit-sharing arrangement in which we purchase and take possession of all goods we receive from the DoD at a contractual price per pound. After deducting allowable operating expenses, we disburse to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retain the remaining percentage of these profits after the DoD's disbursement. We refer to these disbursement payments to the DoD as profit-sharing distributions. Our new Scrap Contract that commences in the first quarter of fiscal year 2017 is structured as a revenue-sharing arrangement, and so we will no longer be reporting distributions on this contract based on a share of profit, but instead on a share of revenue.

Technology and operations.    Technology expenses consist primarily of personnel costs related to our programming staff who develop and deploy new marketplaces and continuously enhance existing marketplaces. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Our marketplaces and support systems require frequent upgrades and enhancements to maintain viability. Software development costs are capitalized if they meet the criteria under ASC 350. Operations expenses consist primarily of operating costs, including buyer relations, shipping logistics and distribution center operating costs.

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

Depreciation and amortization.    Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment and amortization of intangible assets from our acquisitions. Depreciation and amortization also consists of the amortization of our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011, and the NESA transaction on November 1, 2012. The intangible asset created in conjunction with the acquisition of Jacobs Trading Company was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. The amortization period was correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods. Upon the early termination of the Wal-Mart contract in December 2014, we expensed the remaining amount of unamortized expense of approximately $10.3 million during the three months ended December 2014. The vendor contract intangible asset created in conjunction with the NESA acquisition was written off in fiscal year 2015.

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

Income taxes.    During fiscal years 2014, 2015 and 2016, we had an effective income tax rate for continuing operations of approximately 39.3%, 27.4% and (82.1%), respectively, which included federal, state and foreign income taxes.

Results of Operations

        The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	45.2	41.8	42.7
Profit-sharing distributions	3.5	7.1	7.1
Technology and operations	29.5	25.1	22.0
Sales and marketing	11.9	10.5	8.4
General and administrative	12.6	10.4	10.0
Depreciation and amortization	2.1	2.3	3.3
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	6.0	37.1	(3.7)
Business disposition loss	—	2.0	—

Total costs and expenses	110.8	136.3	89.8

(Loss) income from operations	(10.8)	(36.3)	10.2
Interest and other income (expense), net	0.4	(0.1)	(0.1)

(Loss) income from operations before provision for income taxes	(10.4)	(36.4)	10.1
Provision (benefit) for income taxes	8.5	(10.0)	4.0

Net (loss) income	(18.9)%	(26.4)%	6.1%

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015

Revenue.    Revenue decreased $80.7 million, or 20.3%, to $316.5 million for the year ended September 30, 2016 from $397.1 million for the year ended September 30, 2015, due to (1) a 24.9% decrease, or $54.2 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company in September 2015, the wind down of the NESA refurbishment business in Canada, reduced product flows within our retail vertical and, slightly offset by stronger capital assets deal flow; and (2) an 18.0% decrease, or $28.7 million, in our DoD contracts due to lower commodity prices and a shift in property mix to lower valued property provided under the Scrap and Surplus Contracts, partly offset by higher service revenue. These decreases were partially offset by a 10.8% increase, or $2.2 million, in our state and local government marketplace due to an increase in the number of new sellers and additional sales volume from existing clients. The amount of GMV decreased 19.6%, or $156.9 million to $642.1 million, for the year ended September 30, 2016 from $799.0 million for the year ended September 30, 2015, due to (1) a 31.6% GMV decrease, or $139.4 million, in our commercial marketplaces due to the sale of the Jacobs Trading Company, the wind down of the NESA business, reduced product flows within our retail vertical, and continued weakness in the energy sector; and (2) a 28.4% GMV decrease, or $45.2 million, in our DoD contracts due to lower commodity prices and a shift in property mix to lower valued property provided under the Scrap and Surplus Contracts. These GMV decreases were partially offset by a 13.9% GMV increase, or $27.7 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients.

Cost of goods sold.    Cost of goods sold (excluding amortization) decreased $22.9 million, or 13.8%, to $143.1 million for the year ended September 30, 2016 from $166.0 million for the year ended September 30, 2015. This decrease is primarily attributed to the sale of the Jacobs Trading Company, as well as the wind down of the NESA refurbishment business in Canada. This decrease was partially offset by the increase in the price we pay for inventory under the current Surplus Contract as well as a greater mix of deals in our commercial marketplaces in which we act as principal and incur greater transaction costs. In line with these changes, and the decrease in revenue, cost of goods sold increased as a percentage of revenue to 45.2%, from 41.8%.

Profit-sharing distributions.    Profit-sharing distributions decreased $16.9 million, or 60.1%, to $11.2 million for the year ended September 30, 2016 from $28.1 million for the year ended September 30, 2015. As a percentage of revenue, profit-sharing distributions decreased to 3.5% from 7.1%. This is due to lower commodity prices and decreases in property flow from the DoD in our scrap business.

Technology and operations expenses.    Technology and operations expenses decreased $6.3 million, or 6.4%, to $93.4 million for the year ended September 30, 2016 from $99.7 million for the year ended September 30, 2015, due to the sale of the Jacobs Trading Company, the wind down of the NESA business, and reduction in staff. As a percentage of revenue, technology and operations expenses increased to 29.5% from 25.1% primarily as a result of the decrease in revenue described above.

Sales and marketing expenses.    Sales and marketing expenses decreased $3.9 million, or 9.4%, to $37.6 million for the year ended September 30, 2016 from $41.5 million for the year ended September 30, 2015, primarily due to bad debt expense related to the Jacobs Trading Company in fiscal 2015, as well as staff reductions. As a percentage of revenue, sales and marketing expenses increased to 11.9% from 10.4% primarily as a result of the decrease in revenue described above.

General and administrative expenses.    General and administrative expenses decreased $1.7 million, or 4.1%, to $39.7 million for the year ended September 30, 2016 from $41.4 million for the year ended September 30, 2015 due to the wind down of the NESA refurbishment business in Canada and the sale of the Jacobs Trading Company in fiscal 2015. As a percentage of revenue, general and administrative expenses increased to 12.6% from 10.4% primarily as a result of the decrease in revenue described above.

Depreciation and amortization expenses.    Depreciation and amortization expenses decreased $2.7 million, or 29.6%, to $6.5 million for the year ended September 30, 2016 from $9.2 million for the year ended September 30, 2015, as a result of merging the line item Amortization of Contract Intangibles, which had been disclosed in previous financial statements, to the depreciation and amortization expenses line item. The balance in Amortization of Contract Intangibles related to specific contract intangibles, and in the prior year totaled $1.2 million. The decrease also relates to certain capitalized software becoming full amortized, and the sale of the Jacobs Trading Company in September 2015 and its related depreciable assets.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.    Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets decreased $128.4 million, or 87.1% to $19.0 million for the year ended September 30, 2016 from $147.4 million for the year ended September 30, 2015. During fiscal 2016 the Company recorded an impairment charge of $19.0 million of goodwill related to one of its reporting units. During fiscal 2015 the Company recorded $147.4 million of goodwill and long-lived assets impairment charges.

Business disposition loss.    Business disposition loss was $8.0 million for the year ended September 30, 2015, due to the disposal of the Jacobs Trading Company.

Interest and other income (expense), net.    Interest and other income (expense), net increased $1.4 million, to $1.2 million of income for the year ended September 30, 2016 from an expense of ($0.2) million for the year ended September 30, 2015. Interest and other income (expense), net included the impacts of foreign currency fluctuations and interest income.

Provision (benefit) for income taxes.    Provision for income taxes increased $66.6 million, or 168.2%, to $27.0 million for year ended September 30, 2016 from ($39.6) million of benefit for the year ended September 30, 2015, primarily due to the valuation allowance against deferred taxes.

Net loss.    Net loss decreased $44.9 million, or 42.8%, to $59.9 million for the year ended September 30, 2016 from $104.8 million for the year ended September 30, 2015, primarily as a result of the larger impairment of goodwill in the twelve months ended September 30, 2015.

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

Cost of goods sold.    Cost of goods sold (excluding amortization) decreased $45.7 million, or 21.6%, to $166.0 million for the year ended September 30, 2015 from $211.7 million for the year ended September 30, 2014. As a percentage of revenue, these expenses decreased to 41.8% from 42.7%. These decreases are primarily due to (1) decreased sales of lower value product under our DoD contracts; and (2) decreases in property flow in our retail commercial marketplaces as a result of the termination of the Wal-Mart Agreement.

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

Depreciation and amortization expenses.    Aside from amortization of contract intangibles, depreciation and amortization expenses decreased $1.3 million, or 14.0%, to $8.0 million for the year ended September 30, 2015 from $9.3 million for the year ended September 30, 2014, primarily due to intangible assets related to the NESA acquisition being fully amortized in fiscal year 2014. As a percentage of revenue, these expenses increased to 2.0% from 1.9%, primarily as a result of the decrease in revenue as described above. Amortization of contract intangibles decreased $6.1 million, or 83.3%, to $1.2 million for the year ended September 30, 2015 from $7.3 million for the year ended September 30, 2014. As a percentage of revenue, these expenses decreased to 0.3% from 1.4%. These decreases are primarily due to the write-off of the remaining unamortized expense related to the Jacobs Trading acquisition contract intangible asset due to the early termination of the Wal-Mart contract in December 2014.

Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.    Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets increased $165.8 million to $147.4 million of expense for the year ended September 30, 2015 from $18.4 million of income for the year ended September 30, 2014, primarily as a result of goodwill and long-lived assets impairment charges of $147.4 million during the year ended September 30, 2015, and the reversal of the earn-out liability associated with the NESA acquisition of approximately $18.6 million during the twelve months ended September 30, 2014.

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

Benefit (provision) for income tax expense.    Income tax expense decreased $59.3 million, or 301.3%, to $39.6 million of benefit for the year ended September 30, 2015, from $19.7 million of expense for the year ended September 30, 2014, primarily due to the decrease in income before provision for income taxes from operations and deferred tax benefits resulting from the goodwill impairment charges.

Net income (loss).    Net income decreased $135.2 million, or 444.8%, to $104.8 million of net loss for the year ended September 30, 2015 from $30.4 million of net income for the year ended September 30, 2014.

Liquidity and Capital Resources

        Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2016, we had approximately $134.5 million in cash and cash equivalents. Effective March 25, 2016, we terminated our $75 million senior credit facility. We do not expect the termination of the Senior Credit Facility to have a material effect on our liquidity or financial position. Throughout the year, we have continued to advance the design and development of our LiquidityOne platform, services and analytical tools to empower our clients to maximize bottom-line return, and transform their supply chain into a high-performing business function. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and clients about the initiative. As part of this process, we have invested in new business ventures, such as our IronDirect marketplace in the construction vertical. We expect that the IronDirect marketplace may generate future synergies with our other marketplaces when IronDirect customers dispose of the construction equipment purchased from this marketplace.

        We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $10.7 million as of September 30, 2016. As of September 30, 2016 and September 30, 2015, approximately $21.5 million and $23.6 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

        We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. We did not repurchase shares under this program during the twelve months ended September 30, 2016. As of September 30, 2016, we may repurchase an additional $10.1 million shares under this program. A summary of our share repurchase activity from fiscal year 2013 to the year ended September 30, 2016 is as follows:

Fiscal Year Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2013	—	—	—	$31,000,000
2014	2,962,978	$15.90	44,873,000	5,127,000
2015	—	—	—	5,127,000
2016	—	—	—	10,127,000

(1)
On February 5, 2014, our Board of Directors approved an additional $19.0 million for the share repurchase program. On May 5, 2016, the Company's Board of Directors approved the repurchase of an additional $5.0 million in shares raising the current amount approved for repurchase, that may yet be expended up to $10.1 million.

Senior credit facility.    Effective March 25, 2016, the Company terminated its $75 million senior credit facility. Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.608% at December 31, 2015) due monthly. The Company's borrowing availability under the Facility as of December 31, 2015 was $37.5 million. There were no outstanding borrowings under the Facility at the time of its termination.

        Substantially all of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: 2016 Compared to 2015

        Net cash provided by operating activities was $45.8 million for the year ended September 30, 2016, from $43.5 million for the year ended September 30, 2015. The $2.3 million increase in cash provided by operations between periods was primarily attributable to an overall decrease of approximately $59.3 million in net loss including non-cash adjustments offset by an increase in cash flows from changes in working capital of approximately $61.7 million. For the year ended September 30, 2016, net cash provided by operating activities primarily consisted of $34.0 million related to the recovery of prior year income taxes, netted with estimated taxes for fiscal year 2016. This cash benefit resulted from the tax loss on the fiscal 2015 sale of the Jacobs Trading Company.

        Net cash used in investing activities was $6.2 million for the year ended September 30, 2016 and $9.8 million for the year ended September 30, 2015. Net cash used in investing activities for the year ended September 30, 2016 consisted primarily of expenditures of $6.1 million for capitalized software, purchases of equipment and leasehold improvements. Net cash used in investing activities for the year ended September 30, 2015 consisted primarily of capital expenditures of $7.3 million for purchases of equipment and leasehold improvements, and $2.4 million related to net cash paid for a business disposition.

        Net cash used by financing activities was $0.2 million for the year ended September 30, 2016 and net cash provided by financing activities was $0.1 million for the year ended September 30, 2015. Net cash provided by financing activities for the year ended September 30, 2015 consisted primarily of proceeds from the exercise of common stock options.

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

Capital Expenditures.    Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the twelve months ended September 30, 2016 were $6.1 million. As of September 30, 2016, we had no outstanding commitments for capital expenditures.

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

Contractual and Commercial Commitments

        The table below represents our significant commercial commitments as of September 30, 2016. Operating leases represent commitments to rent office and warehouse space in the United States. These items are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$29,780	$9,406	$15,252	$5,073	$49
Other contractual cash obligations	3,027	1,999	723	305	0

Total contractual cash obligations	$32,807	$11,405	$15,975	$5,378	$49

Off-Balance Sheet Arrangements

        We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation

        Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2014, 2015 and 2016.

New Accounting Pronouncements

        In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016. The Company expects to adopt this standard in its fiscal year ending September 30, 2018 and does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB delayed the effective date of the new standard such that the new standard will be effective for the Company beginning on October 1, 2018, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

        In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the software license element of the arrangement must be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement must be accounted for as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company will apply the amendments in this Update beginning in fiscal 2017.

        In November, 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes—Balance Sheet Classification of Deferred Taxes."ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. For public entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all entities as of the beginning of an interim or annual period. The amendments in the Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has early adopted and chosen to apply the amendments in this Update prospectively effective fiscal year 2016.

        In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases. ASU 2016-02 will change the way the Company recognizes its leased assets. ASU 2016-02 will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for the Company beginning on October 1, 2019. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We did not have any debt as of September 30, 2016 and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity.    We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 11.1% percent of our revenue was generated outside of the U.S. We have not engaged in any hedging or other derivative transactions to date.

Item 8.    Financial Statements and Supplemental Data.

        Annual Financial Statements and Selected Financial Data: The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.

Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A.    Controls and Procedures.

        Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding management's assessment of internal control over financial reporting, and its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.

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

        The evaluation of our disclosure controls included a review of the controls' objectives and design, our implementation of the controls and their effect on the information generated for use in this Form 10-K. In the course of the controls evaluation, we reviewed identified data errors, control deficiencies and, where appropriate, sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This type of evaluation is performed on a quarterly basis so that the conclusions of management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, concerning the effectiveness of the disclosure controls can be reported in our periodic reports on Form 10-Q and Form 10-K. Many of the components of our disclosure controls are also evaluated on an ongoing basis by our finance organization. The overall goals of these various evaluation activities are to monitor our disclosure controls, and to modify them as necessary. Our intent is to maintain the disclosure controls as dynamic systems that change as conditions warrant.

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

        Management assessed our internal control over financial reporting as of September 30, 2016, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

        On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Liquidity Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, Liquidity Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016 of Liquidity Services, Inc. and subsidiaries and our report dated November 21, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia
November 21, 2016

Item 9B.    Other Information.

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Incorporated by reference from the Company's Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

Code of Ethics, Governance Guidelines and Committee Charters

        We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees. The Code of Business Conduct and Ethics is available on our website.

Item 11.    Executive Compensation.

        Incorporated by reference from the Company's Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

        Incorporated by reference from the Company's Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

Item 13.    Certain Relationship and Related Transactions, and Director Independence.

        Incorporated by reference from the Company's Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

Item 14.    Principal Accounting Fees and Services.

        Incorporated by reference from the Company's Proxy Statement relating to its 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2016.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Liquidity Services, Inc. and Subsidiaries

        We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated November 21, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
November 21, 2016

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$134,513	$95,465
Accounts receivable, net of allowance for doubtful accounts of $718 and $471 in 2016 and 2015, respectively	10,355	6,194
Inventory	27,610	25,510
Tax refund receivable	1,205	33,491
Prepaid and deferred taxes	2,166	19,903
Prepaid expenses and other current assets	9,063	7,826

Total current assets	184,912	188,389
Property and equipment, net	14,376	13,356
Intangible assets, net	2,650	4,051
Goodwill	45,134	64,073
Deferred long-term tax assets	1,021	5,871
Other assets	12,016	12,748

Total assets	$260,109	$288,488

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$9,732	$9,500
Accrued expenses and other current liabilities	45,133	27,350
Profit-sharing distributions payable	1,722	2,512
Customer payables	28,901	29,802

Total current liabilities	85,488	69,164
Deferred taxes and other long-term liabilities	12,010	3,322

Total liabilities	97,498	72,486
Commitments and contingencies (Note 9 and 19)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 30,742,662 shares issued and outstanding at September 30, 2016; 30,026,223 shares issued and outstanding at September 30, 2015	29	29
Additional paid-in capital	220,192	210,712
Accumulated other comprehensive loss	(8,571)	(5,626)
Retained earnings (accumulated deficit)	(49,039)	10,887

Total stockholders' equity	162,611	216,002

Total liabilities and stockholders' equity	$260,109	$288,488

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year ended September 30,
	2016	2015	2014
Revenue	$233,828	$315,668	$388,671
Fee revenue	82,626	81,457	106,990

Total revenue from operations	316,454	397,125	495,661
Costs and expenses from operations:
Cost of goods sold (excluding amortization)	143,127	166,009	211,659
Profit-sharing distributions	11,214	28,093	35,055
Technology and operations	93,405	99,743	108,940
Sales and marketing	37,570	41,465	41,951
General and administrative	39,717	41,418	49,428
Depreciation and amortization	6,502	9,235	16,595
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	19,037	147,414	(18,384)
Business disposition loss	—	7,963	—

Total costs and expenses	350,572	541,340	445,244

(Loss) income from operations	(34,118)	(144,215)	50,417
Interest and other income (expense), net	1,217	(171)	(370)

(Loss) income before provision for income taxes	(32,901)	(144,386)	50,047
Provision (benefit) for income taxes	27,025	(39,571)	19,657

Net (loss) income	$(59,926)	$(104,815)	$30,390

Basic (loss) earnings per common share	$(1.96)	$(3.50)	$0.97

Diluted (loss) earnings per common share	$(1.96)	$(3.50)	$0.97

Basic weighted average shares outstanding	30,638,163	29,987,985	31,243,932

Diluted weighted average shares outstanding	30,638,163	29,987,985	31,395,301

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year ended September 30,
	2016	2015	2014
Net (loss) income	$(59,926)	$(104,815)	$30,390
Other comprehensive (loss) income:
Defined benefit pension plan—unrecognized amounts, net of taxes	(2,547)	1,101	(927)
Foreign currency translation	(398)	(3,276)	(3,042)

Other comprehensive (loss), net of taxes	(2,945)	(2,175)	(3,969)

Comprehensive (loss) income	$(62,871)	$(106,990)	$26,421

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock			Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Loss)
					Additional Paid-in Capital
	Shares	Amount	Shares	Amount				Total
Balance at September 30, 2013	—	—	31,811,764	$31	$206,861	$518	$107,469	$314,879
Common stock repurchase	(2,962,978)	(44,870)	—	(3)	—	—	—	(44,873)
Common stock retired	2,962,978	44,870	(2,962,978)	—	(22,713)		(22,157)	—
Exercise of common stock options and restricted stock	—	—	819,364	—	4,146	—	—	4,146
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	16,410	—	—	16,410
Net income	—	—	—	—	—	—	30,390	30,390
Defined benefit pension plan—unrecognized amounts, net of taxes						(927)		(927)
Foreign currency translation	—	—	—	—	—	(3,042)	—	(3,042)

Balance at September 30, 2014	—	—	29,668,150	$28	$204,704	$(3,451)	$115,702	$316,983
Exercise of common stock options and restricted stock	—	—	358,073	1	105	—	—	106
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	5,903	—	—	5,903
Net loss	—	—	—	—	—	—	(104,815)	(104,815)
Defined benefit pension plan—unrecognized amounts, net of taxes						1,101		1,101
Foreign currency translation	—	—	—	—	—	(3,276)	—	(3,276)

Balance at September 30, 2015	—	—	30,026,223	$29	$210,712	$(5,626)	$10,887	$216,002
Exercise of common stock options and restricted stock	—	—	716,439	—	9	—	—	9
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	9,471	—	—	9,471
Net loss	—	—	—	—	—	—	(59,926)	(59,926)
Defined benefit pension plan—unrecognized amounts, net of taxes						(2,547)		(2,547)
Foreign currency translation	—	—	—	—	—	(398)	—	(398)

Balance at September 30, 2016	—	$—	30,742,662	$29	$220,192	$(8,571)	$(49,039)	$162,611

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	2016	2015	2014
Operating activities
Net (loss) income	$(59,926)	$(104,815)	$30,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,502	9,235	16,595
Business disposition loss	—	7,963	—
Change in fair value of earn out liability	—	—	(18,390)
Stock compensation expense	12,247	12,405	12,605
Provision (benefit) for inventory allowance	2,676	(575)	271
Provision for doubtful accounts	247	1,109	151
Deferred tax expense (benefit)	26,177	(6,282)	828
Impairment of goodwill and intangible assets	18,998	147,414	—
Incremental tax loss (benefit) from exercise of common stock options and restricted stock	229	38	(3,805)
Changes in operating assets and liabilities:
Accounts receivable	(4,408)	12,651	2,211
Inventory	(4,776)	43,101	(49,488)
Prepaid and deferred taxes	27,057	(38,545)	(2,829)
Prepaid expenses and other assets	(160)	(1,499)	2,735
Accounts payable	232	(4,534)	(545)
Accrued expenses and other current liabilities	17,151	(18,895)	9,659
Profit-sharing distributions payable	(790)	(2,228)	425
Customer payables	(901)	(11,742)	12,046
Other liabilities	5,283	(1,310)	(1,003)

Net cash provided by operating activities	45,838	43,491	11,856
Investing activities
Cash paid in divestiture	—	(2,372)	—
Cash paid for acquisitions and increase in intangibles	(62)	(137)	(141)
Purchases of property and equipment, including capitalized software	(6,090)	(7,312)	(7,539)

Net cash used in investing activities	(6,152)	(9,821)	(7,680)
Financing activities
Repurchases of common stock	—	—	(44,873)
Proceeds from exercise of common stock options (net of tax)	9	106	4,146
Incremental tax benefit from exercise of common stock options and restricted stock	(229)	(38)	3,805

Net cash (used in) provided by financing activities	(220)	68	(36,922)
Effect of exchange rate differences on cash and cash equivalents	(418)	(871)	235

Net increase (decrease) in cash and cash equivalents	39,048	32,867	(32,511)
Cash and cash equivalents at beginning of year	95,465	62,598	95,109

Cash and cash equivalents at end of year	$134,513	$95,465	$62,598

Supplemental disclosure of cash flow information
Cash received (paid) for income taxes	$33,966	$(5,678)	$(18,108)

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

        Liquidity Services (the "Company") employs innovative e-commerce marketplace solutions to manage, value, and sell inventory and equipment for business and government clients. The Company operates a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company's marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company's marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.unclesamsretailoutlet.com, www.go-dove.com, and www.irondirect.com. We have over 8,000 clients, including Fortune 1000 and Global 500 organizations as well as government agencies. The Company has one reportable segment consisting of an aggregation of five operating segments that manage e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

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

  Inventory

        Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Charges for unsellable inventory, as well as for inventory written down to expected market price, are included in cost of goods sold in the period in which they have been determined to occur. As of September 30, 2016 and 2015, the Company's inventory reserve was approximately $3.4 million and $0.8 million, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

  Property and Equipment

        Property and equipment is recorded at cost, and depreciated and amortized on a straight-line basis over the following estimated useful lives:

Computers and purchased software	One to five years
Office equipment	Three to five years
Furniture and fixtures	Five to seven years
Leasehold improvements	Shorter of lease term or useful life
Buildings	Thirty-nine years
Land	Not depreciated

  Intangible Assets

        Intangible assets primarily consist of contract acquisition costs, covenants not to compete, customer relationships and other intangible assets associated with acquisitions. Intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years.

  Impairment of Long-Lived Assets

        Long-lived assets, including definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets.

  Goodwill

        Goodwill is reviewed for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant customer. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more than likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further testing of goodwill assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in the statement of operations.

        During fiscal year 2016, the Company made a voluntary change in the method of applying an accounting principle to change the date of the annual goodwill impairment assessment. The date was changed from September 30 to July 1. As a result, the annual goodwill impairment assessment was performed as of July 1, 2016 for fiscal year 2016.

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

  •
  collection is reasonably assured.

        Revenue is also evaluated to determine whether to report the gross proceeds as revenue (when we act as the principal in the arrangement) or report our net commissions and related fees as revenue (when we act as an agent). In arrangements in which the Company is deemed to be the primary obligor, bears physical and general inventory risk, and credit risk, the Company recognizes as revenue the gross proceeds from the sale, including buyer's premiums. The Company has evaluated its revenue recognition policy related to sales under its profit-sharing model and determined it is appropriate to account for these sales on a gross basis. In the Company's evaluation, the Company relied most heavily upon its status as primary obligor in the sales relationship and the fact that the Company has general inventory risk.

        In arrangements in which the Company acts as an agent or broker on a consignment basis, without taking physical or general inventory risk, revenue is recognized based on the sales commissions that are paid to the Company by the sellers for utilizing the Company's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction. Such revenue as well as other fee revenue is presented as Fee Revenue in the Consolidated Statements of Operations.

        The Company collects and remits sales taxes on merchandise that it purchases and sells, and reports such amounts under the net method in its Consolidated Statements of Operations.

  Cost of Goods Sold

        Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees. The Company purchases the majority of its inventory at a percentage of the supplier's original acquisition cost under the Surplus Contract and certain commercial contracts, at a percentage of the supplier's last retail price under certain commercial contracts, and at a fixed price per pound that varies depending on the type of the inventory purchased under the Scrap Contract. Title for the inventory passes to the Company at the time of purchase and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government customers when it receives only sales commission revenue and, as such, recognizes no cost of goods sold associated with those sales. Cost of goods sold also includes shipping and handling costs.

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

        The Company has two material contracts with the DoD under which it acquires, manages and sells government property. Revenue from the current Surplus Contract accounted for 26.8%, 24.7%, and 31.0% of the Company's consolidated revenue for the fiscal years ended September 30, 2014, 2015, and 2016, respectively. Revenue from the Scrap contract accounted for approximately 14.4%, 15.3% and 10.2% of our total revenue for the fiscal years ended September 30, 2014, 2015 and 2016, respectively.

        Additionally, the Company has a contract with a commercial client under which it acquires and sells commercial merchandise. Revenue generated from the arrangement represented approximately 9.7% of revenue during fiscal year 2016.

  Income Taxes

        The Company accounts for income taxes using an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence to estimate whether future taxable income will be generated to permit use of the existing deferred tax asset. The resulting net tax asset reflects management's estimate of the amount that will be realized.

        The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We record unrecognized tax benefits as a reduction to our deferred tax asset for our net operating loss carryforward. We have reduced our net operating loss carryforward by $0.7 million for unrecognized tax benefits related to federal and state exposures.

  Stock-Based Compensation

        The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model. The fair value of restricted stock awards is based on the closing price of the Company's common stock on the date of grant. The determination of the fair value of the Company's stock option awards and stock appreciation rights is based on a variety of factors including, but not limited to, the

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Company's common stock price, expected stock price volatility over the expected life of awards, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

        The Company issues stock options, restricted stock, and stock appreciation rights where restrictions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination thereof. For those awards with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met.

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

  Advertising Costs

        Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $7.2 million, $5.3 million, and $6.0 million for the years ended September 30, 2014, 2015 and 2016, respectively.

  Fair Value of Financial Instruments

        Cash and cash equivalents, accounts receivable, accounts payable, profit-sharing distributions payable, and customer payables reported in the Consolidated Balance Sheets approximate their fair values.

  Foreign Currency Translation

        The functional currency of the Company's foreign subsidiaries is primarily the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive (loss) income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses for 2014, 2015 and 2016 are included in interest and other income (expense), net in the Consolidated Statements of Operations.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

Accumulated Other Comprehensive Income (loss)
(Net of taxes, amount in dollars)

        The following table shows the changes in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at 09/30/13	(629)	1,147	518
Current-period other comprehensive (loss) income	(3,042)	(927)	(3,969)
Balance at 09/30/14	(3,671)	220	(3,451)
Current-period other comprehensive (loss) income	(3,276)	1,101	(2,175)
Balance at 09/30/15	(6,947)	1,321	(5,626)
Current-period other comprehensive (loss) income	(398)	(2,547)	(2,945)

Balance at 09/30/16	(7,345)	(1,226)	(8,571)

  Earnings per Share

        The Company calculates net income (loss) per share in accordance with FASB Accounting Standards Codification ("ASC") Topic 260 Earnings Per Share ("ASC 260"). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock awards. Diluted net income (loss) per share ("EPS") reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and unvested restricted stock awards. The dilutive effect of unexercised stock options and unvested restricted stock awards was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company's common stock. Stock options and restricted stock awards are not included in the computation of diluted net income (loss) per share when they are antidilutive.

        The Company has not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:

        (a)   for the fiscal year ended September 30, 2016 - 1,284,689 options;

        (b)   for the fiscal year ended September 30, 2015 - 1,256,345 options; and

        (c)   for the fiscal year ended September 30, 2014 - 836,303 options.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        For the twelve months ended September 30, 2016 and 2015, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities would have been anti-dilutive. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 12 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive as of September 30, 2016.

        The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2016	2015	2014
	(amounts in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	30,638,163	29,987,985	31,243,932
Treasury stock effect of options and restricted stock	—	—	151,369

Diluted weighted average common shares outstanding	30,638,163	29,987,985	31,395,301

Net (loss) income	$(59,926)	$(104,815)	$30,390

Basic (loss) earnings per common share	$(1.96)	$(3.50)	$0.97

Diluted (loss) earnings per common share	$(1.96)	$(3.50)	$0.97

  Recent Accounting Pronouncements

        In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016. The Company expects to adopt this standard in its fiscal year ending September 30, 2018 and does not expect the adoption of this guidance to have a material effect upon its consolidated financial statements.

        In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB delayed the effective date of the new standard such that the new standard will be effective for the Company beginning on October 1, 2018, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-05, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-05 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the software license element of the arrangement must be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement must be accounted for as a service contract. ASU 2015-05 does not change the accounting for service contracts. ASU 2015-05 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company will apply the amendments in this Update beginning in fiscal year 2017.

        In November, 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes—Balance Sheet Classification of Deferred Taxes."ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. For public entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted for all entities as of the beginning of an interim or annual period. The amendments in the Update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has early adopted and chosen to apply the amendments in this Update prospectively effective to the fiscal year 2016.

        In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-02, Leases. ASU 2016-02 will change the way the Company recognizes its leased assets. ASU 2016-02 will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for the Company beginning on October 1, 2019. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

3. Significant Contracts

  DLA Disposition Services

        The Company has a Surplus Contract with the DLA Disposition Services (DLA) under which the Company is the remarketer of all Department of Defense (DoD) non-rolling stock surplus turned into the DLA available for sale within the United States, Puerto Rico, and Guam. The Surplus Contract requires the Company to purchase all usable surplus property offered to the Company by the DoD at a fixed percentage of the DoD's original acquisition value (OAV). This fixed percentage is 4.35%; prior to the date the current Surplus Contract became effective, this fixed percentage was 1.8%. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of $16.1 million and $2.0 million for inventory as of September 30, 2016 and 2015, respectively. The Surplus Contract permits either party to

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Significant Contracts (Continued)

terminate the contract for convenience. The initial two-year base period ends in December 2016. There are four one-year options to extend, exercisable by DLA.

        Revenue from the current Surplus Contract accounted for 26.8%, 24.7%, and 31.0% of the Company's consolidated revenue for the fiscal years ended September 30, 2014, 2015, and 2016, respectively.

        The Company has a Scrap Contract with the DLA under which the Company is the remarketer of all DoD non electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.

        The DLA initiated an Invitation to Bid for the next Scrap Contract. Bids were solicited in February 2016, and the contract was awarded to the Company in April 2016. The contract is a three-year contract with two one-year options. The Company will pay a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company will bear all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company from the DLA. The Company has commenced operations under this contract in the first fiscal quarter of 2017.

        Revenue from the Scrap contract accounted for approximately 14.4%, 15.3% and 10.2% of the Company's total revenue for the fiscal years ended September 30, 2014, 2015 and 2016, respectively.

4. National Electronic Service Association (NESA)Acquisition

        On November 1, 2012, the Company acquired the assets and assumed liabilities of NESA in an all-cash transaction. The acquisition price included an upfront cash payment of approximately $18.3 million and an earn-out payment. The Company's estimate of the fair value of the earn-out as of the date of acquisition was $18.0 million. Based upon revised projections, the Company determined that the fair value of the earn-out as of June 30, 2014 was zero and reversed the liability of $18.6 million with a corresponding reduction (credit) in the acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets line in the Consolidated Statements of Operations for the year ended September 30, 2014.

        NESA ceased operations in fiscal 2015. The Company has no further contractual obligations regarding the earn-out payment.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment

        Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2016	2015
	(in thousands)
Computers and purchased software	$24,584	$24,140
Office/Operational equipment	6,700	6,922
Furniture and fixtures	1,356	1,260
Vehicles	981	1,015
Leasehold improvements	5,139	5,301
Building	2,257	1,849
Land	754	754
Construction in progress	3,926	425

Total property and equipment	45,697	41,666
Less: Accumulated depreciation and amortization	(31,321)	(28,310)

Total property and equipment, net	$14,376	$13,356

        Depreciation and amortization expense related to property and equipment for the years ended September 30, 2014, 2015 and 2016 was $5.6 million, $6.1 million, and $5.1 million, respectively.

6. Goodwill

        During fiscal year 2016, the Company made a voluntary change in the method of applying an accounting principle to change the date of the annual goodwill impairment assessment. The date was changed from September 30 to July 1. As a result, the annual goodwill impairment assessment was performed as of July 1, 2016 for fiscal year 2016.

        The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.

        A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management. At fiscal year-end 2015, the Company had two reporting units—LSI-Retail Supply Chain Group (RSCG) and LSI-Capital Assets Group (CAG). During fiscal year 2016, in light of new business ventures and management restructuring, the Company concluded it now has five reporting units—RSCG, CAG, LSI-GovDeals, LSI-Truckcenter, and LSI-IronDirect.

        As part of the Company's fiscal year 2016 annual impairment assessment, the Company identified indicators of impairment and as a result performed step one of the goodwill impairment test. The Company performed the step one test using a discounted cash flow method. The Company concluded that the carrying value exceeded fair value for one of the Company's five reporting units that had goodwill. Accordingly, the Company performed the step two test to derive the fair value of the goodwill, and as a result the Company recorded a $19.0 million impairment charge during the fourth quarter of fiscal year 2016. The goodwill impairment was due to updated assumptions used in the fair value calculation.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

6. Goodwill (Continued)

        As of December 31, 2014, the Company identified indicators of impairment and as a result performed an impairment test and concluded as part of the step one test that the carrying values of both of the Company's two reporting units exceeded their estimated fair values. The Company performed the step one test using the discounted cash flow method. As a result of the step two test, the Company recorded an impairment charge of $85.1 million during the first quarter of fiscal year 2015. As of September 30, 2015, as part of the Company's annual impairment test, the Company identified indicators of impairment and as a result performed an impairment test and concluded as part of the step one test that the carrying values of both of the Company's two reporting units exceeded their estimated fair values. As a result of the step two test, the Company recorded an impairment charge of $51.2 million during the fourth quarter of fiscal year 2015. Goodwill impairment losses for fiscal 2015 totaled $136.2 million and were the result of the termination of the Wal-Mart Agreement, cessation of operations of NESA, and decline in market capitalization.

        The following summarizes the goodwill activity for the periods indicated:

Goodwill
(in thousands)
Balance at September 30, 2014	$209,656
Impairment charge	(136,248)
Business disposition	(6,733)
Translation adjustments	(2,602)

Balance at September 30, 2015	64,073
Impairment charge	(18,998)
Translation adjustments	59

Balance at September 30, 2016	$45,134

        No goodwill impairments were recorded prior to September 30, 2014.

7. Intangible Assets

        As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under the seller's Master Merchandise Salvage Contract with Wal-Mart Stores, Inc. (the "Wal-Mart Agreement") dated May 13, 2011. On December 1, 2014, Wal-Mart provided the Company with written notice terminating the Wal-Mart Agreement effective December 8, 2014. As a result of the termination of the Wal-Mart Agreement, the Company concluded that the intangible asset related to the Wal-Mart Agreement was impaired and reduced the remaining unamortized contract intangible asset of $10.3 million to zero during the fiscal year ended September 30, 2015. This impairment charge is recorded in the Acquisition costs and the related fair value adjustments and impairment of goodwill and long-lived assets line item in the

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Intangible Assets (Continued)

Consolidated Statements of Operations. Intangible assets at September 30, 2016 and September 30, 2015 consisted only of definite-lived intangible assets, and were the following:

		September 30, 2016			September 30, 2015
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	10	$1,500	$(150)	$1,350	$1,500	$—	$1,500
Brand and technology	3 - 5	5,749	(5,018)	731	5,749	(3,926)	1,823
Covenants not to compete	3 - 5	700	(533)	167	700	(433)	267
Patent and trademarks	3 - 10	820	(418)	402	792	(331)	461

Total intangible assets, net		$8,769	$(6,119)	$2,650	$8,741	$(4,690)	$4,051

        Future expected amortization of intangible assets at September 30, 2016 is as follows:

Years ending September 30,	Amortization
(in thousands)
2017	$1,073
2018	281
2019	207
2020	957
2021 and after	132

Total	$2,650

        Amortization expense related to intangible assets for the years ended September 30, 2016, 2015 and 2014 was $1.4 million, $3.1 million, and $11.0 million, respectively. In prior years the Company presented amortization of contract intangibles on a separate line item within the Consolidated Statements of Operations. During fiscal year 2016, the Company reclassified amortization of contract intangibles to the depreciation and amortization line item.

8. Debt

  Senior Credit Facility

        In 2010, the Company entered into a senior credit facility (the Agreement) with a bank, which provided for borrowings up to $75.0 million, as amended. On May 1, 2015, the Company amended this credit facility extending the term to May 31, 2018. Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.451% at September 30, 2015) due monthly. As of September 30, 2015, the Company had no outstanding borrowings under the Agreement, and the Company's borrowing availability was $37.5 million, of which the Company had used $13.9 million for issued letters of credit. Borrowings under the Agreement were secured by substantially all of the assets of the Company. The Agreement contained certain financial and non-financial restrictive covenants including, among others, the requirements to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA) and a minimum debt coverage ratio.

        Effective March 25, 2016, the Company terminated its $75 million senior credit facility. There were no outstanding borrowings under the Agreement at the time of its termination.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

9. Commitments

  Leases

        The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2021. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $1.0 million and $1.2 million, at September 30, 2016 and 2015, respectively. Future minimum payments under the leases as of September 30, 2016 are as follows:

Years ending September 30,	Operating Lease Payments
(in thousands)
2017	$9,406
2018	8,645
2019	6,607
2020	3,434
2021	1,639
2022	49

Total future minimum lease payments	$29,780

        Rent expense for the years ended September 30, 2016, 2015 and 2014 was $11.5 million, $12.5 million, and $12.1 million, respectively.

10. 401(k) Benefit Plan

        The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2016, 2015 and 2014, the Company contributed and recorded expense of approximately $1.7 million, $2.4 million, and $2.7 million, respectively, to the Plan.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes

        The components of the provision for income taxes of continuing operations are as follows:

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$—	$(32,116)	$14,328
State	672	(1,375)	2,613
Foreign	176	203	1,888

	848	(33,288)	18,829
Deferred tax (benefit) expense:
U.S. Federal	25,338	326	(2,886)
State	3,890	(4,422)	(526)
Foreign	(3,051)	(2,187)	4,240

	26,177	(6,283)	828

Total provision	$27,025	$(39,571)	$19,657

        Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2016	2015
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$8,964	$8,586
Net operating losses—U.S.	17,086	11,208
Accrued vacation and bonus	1,305	4,251
Inventory capitalization	1,906	2,817
Inventory reserves	1,311	299
Allowance for doubtful accounts	120	83
Stock compensation expense	8,105	7,135
Amortization of intangibles	2,286	2,808
Amortization of goodwill	1,021	—
Pension liability	133	—
Other	3,699	530

Total deferred tax assets before valuation allowance	45,936	37,717
Less: valuation allowance	(44,257)	(8,474)

Net deferred tax assets	1,679	29,243
Deferred tax liabilities:
Amortization of goodwill	9,444	14,760
Depreciation	658	472
Pension liability	—	112

Total deferred tax liabilities	$10,102	$15,344

Net deferred taxes	$(8,423)	$13,899

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

        To simplify the presentation of the deferred income taxes, the FASB issued Accounting Standards Update 2015-17. The amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in our Consolidated Balance Sheets. The Company has early adopted and chosen to apply the new amendments prospectively effective fiscal year 2016. Prior periods have not been retroactively adjusted. The net current deferred tax asset of $10.1 million is recorded in prepaid and deferred taxes on the Consolidated Balance Sheets as of September 30, 2015. The net non-current deferred tax asset of approximately $1.0 million and $5.9 million is recorded in deferred tax assets and other assets on the consolidated balance sheets as of September 30, 2016 and 2015, respectively. The net non-current deferred tax liability of approximately $9.4 million and $2.0 million is recorded in other liabilities in the Consolidated Balance Sheets as of September 30, 2016 and 2015 respectively.

        The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year ended September 30,
	2016	2015	2014
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	(4.2)	(6.3)	0.5
State taxes	1.9	2.6	2.7
Net foreign rate differential	(3.8)	(3.0)	(2.5)
Unrecognized tax benefits	(2.2)
Change in valuation allowance	(108.8)	(0.9)	3.6

Provision for income taxes	(82.1)%	27.4%	39.3%

        At September 30, 2016 and 2015, the Company had federal and state deferred tax assets of $35.8 million and $28.3 million, respectively, related to available federal and state net operating loss (NOL) carryforwards and other U.S. deductible temporary differences. The NOL carryforwards expire beginning in 2035 through 2036. At September 30, 2016 and 2015, the Company had deferred tax assets related to available foreign NOL carryforwards of approximately $9.0 million and $8.6 million respectively. All but approximately $0.3 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2017 through 2036.

        The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2016. Such objective evidence limits the ability to consider other evidence such as our projections for future growth. On the basis of this evaluation, the Company recorded a valuation allowance charge of $35.8 million to bring the total valuation allowance to $44.3 million at September 2016.

        The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $10.7 million as of September 30, 2016. As of September 30, 2016 and 2015,

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

11. Income Taxes (Continued)

approximately $21.5 million and $23.6 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

        The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year ended September 30 (In thousands)
	2016	2015	2014
Beginning balance at October 1	$—	—	—
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	725	—	—
Reductions for tax positions of prior years	—	—	—
Settlements	—	—	—

Balance at September 30	$725	—	—

        The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. We record unrecognized tax benefits as a reduction to our deferred tax asset for our net operating loss carryforward. We have reduced our net operating loss carryforward by $0.7 million for unrecognized tax benefits related to federal and state exposures. Included in the balance of unrecognized tax benefits as of September 30, 2016, 2015, and 2014, are $0.7 million, $0 and $0, respectively, of benefits that, if recognized, would affect the effective tax rate.

        The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examinations for fiscal years 2012 through 2015. The Company anticipates no material tax liability to arise from these examinations. The statute of limitations for years prior to fiscal 2013 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2013 may be adjusted upon examination by tax authorities if they are utilized.

12. Equity Transactions

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Equity Transactions (Continued)

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

        Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2014, there were 772,227 shares remaining reserved for issuance in connection with awards under the 2006 Plan. In February 2015, at the Company's annual meeting of stockholders, the stockholders approved an amendment to the 2006 Plan which increased the shares available for issuance under the 2006 Plan by 3,000,000 shares and established a fungible share pool so that awards other than options or stock appreciation rights granted after January 9, 2015, would be counted as 1.5 shares from the shares reserved for issuance under the 2006 Plan. During the twelve months ended September 30, 2016, the Company canceled 92,499 options and 214,014 restricted shares with performance conditions because the Compensation Committee, which administers the 2006 Plan, determined the performance goals had become unachievable. At September 30, 2016, there were 456,424 shares remaining reserved for issuance in connection with awards under the 2006 Plan.

        During fiscal year 2015, the Company issued 737,972 cash-settled stock appreciation rights at the price of $9.35, and 59,156 cash-settled stock appreciation rights were forfeited. During the twelve months ended September 30, 2016, the Company issued 1,062,668 cash-settled stock appreciation rights at a price of $4.57 and 153,338 cash-settled stock appreciation rights were forfeited. Stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights where restrictions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination of these conditions. For those stock appreciation rights with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. The stock appreciation rights that include only service conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.

        For the years ended September 30, 2016, 2015 and 2014 the Company recorded stock-based compensation of $12.3 million, $12.4 million, and $12.6 million, respectively. The total costs related to unvested awards, not yet recognized, as of September 30, 2016 was $17.1 million, which will be recognized over the weighted average vesting period of 34.1 months.

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

Notes to Consolidated Financial Statements (Continued)

12. Equity Transactions (Continued)

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

  Share Repurchase Program

        The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. We did not repurchase shares under this program during the twelve months ended September 30, 2016. As of September 30, 2016, we may repurchase an additional $10.1 million shares under this program. A summary of the Company's share repurchase activity from fiscal year 2009 to the year ended September 30, 2016 is as follows:

Fiscal Year Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2013	—	—	—	31,000,000
2014	2,962,978	$15.90	44,873,000	5,127,000
2015	—	—	—	5,127,000
2016	—	—	—	$10,127,000

(1)
On February 5, 2014, our Board of Directors approved an additional $19.0 million for the share repurchase program. On May 5, 2016, the Company's Board of Directors approved

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Equity Transactions (Continued)

  the repurchase of an additional $5.0 million in shares raising the current amount approved for repurchase, that may yet be expended up to $10.1 million.

  Stock Option Activity

        A summary of the Company's stock option activity for the years ended September 30, 2016, 2015, and 2014 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2013	1,592,406	$16.46
Options granted	437,755	22.41
Options exercised	(383,160)	10.83
Options canceled	(181,094)	18.14

Options outstanding at September 30, 2014	1,465,907	19.50
Options granted	310,177	9.92
Options exercised	(14,869)	7.09
Options canceled	(288,572)	20.26

Options outstanding at September 30, 2015	1,472,643	17.46
Options granted	583,228	6.68
Options exercised	(1,251)	7.48
Options canceled	(346,133)	16.99

Options outstanding at September 30, 2016	1,708,487	13.91

Options exercisable at September 30, 2016	979,633	17.76

        The following table summarizes information about options outstanding at September 30, 2016:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$5.53 - $11.24	939,057	7.83	$7.85
$11.25 - $46.72	769,430	5.02	21.31

        The following table summarizes information about options exercisable at September 30, 2016:

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$5.53 - $11.24	319,733	5.12	$9.42
$11.25 - $46.72	659,900	4.57	21.80

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

12. Equity Transactions (Continued)

        The following table summarizes information about assumptions used in valuing options granted:

	Year ended September 30
	2016	2015	2014
Dividend yield	—	—	—
Expected volatility	51.5% - 58.6%	71.9% - 77.9%	50.9%
Risk-free interest rate	0.5% - 1.5%	0.26% - 1.4%	0.1% - 1.2%
Expected forfeiture rate	23.5%	22.2% - 22.8%	22.8%

        The intrinsic value of outstanding and exercisable options at September 30, 2016 was approximately $3.2 million and $0.6 million, respectively, based on a stock price of $11.24 on September 30, 2016.

        The weighted average grant date fair value of options granted during 2016, 2015, and 2014 was $2.07, $4.89, and $7.89, respectively.

        The intrinsic value of options exercised at September 30, 2016, 2015, and 2014 was approximately $3,128, $4,000, and $1,119,000, respectively. Approximately 0.4 million unvested service-based stock options are expected to vest.

  Restricted Share Activity

        A summary of the Company's restricted share activity for the years ended September 30, 2016, 2015, and 2014 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2013	1,543,869	$28.89
Restricted shares granted	1,040,748	18.78
Restricted shares vested	(436,204)	24.72
Restricted shares canceled	(250,586)	23.87

Unvested restricted shares at September 30, 2014	1,897,827	24.96
Restricted shares granted	1,298,604	10.04
Restricted shares vested	(343,204)	27.50
Restricted shares canceled	(486,040)	26.54

Unvested restricted shares at September 30, 2015	2,367,187	16.08
Restricted shares granted	1,504,655	5.54
Restricted shares vested	(715,188)	16.09
Restricted shares canceled	(495,409)	20.25

Unvested restricted shares at September 30, 2016	2,661,245	9.34

        The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at September 30, 2016 is approximately $29.9 million and 8.68, respectively, based on a stock price of $11.24 on September 30, 2016. Approximately 1.6 million unvested service-based restricted stock shares are expected to vest.

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

        As of September 30, 2016 and 2015, the Company had no Level 1, Level 2 or Level 3 assets or liabilities measured at fair value.

        The Company's financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days). The Company believes the carrying value approximates fair value due to the short term maturity of these instruments.

14. Defined Benefit Pension Plan

        Certain employees of GoIndustry (UK) Limited ("GoIndustry"), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the "Scheme"), a qualified defined benefit pension plan.

        The Company recognizes the funded status of its postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in stockholders' equity. The funded status is measured as the difference between the fair value of the plan's assets and the benefit obligation of the plan.

        The net periodic benefit cost recognized for the years ended September 30, 2016, 2015 and 2014, included the following components:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2016	2015	2014
	(in thousands)
Interest cost	$814	$964	$1,125
Expected return on plan assets	(1,066)	(1,186)	(1,324)

Total net periodic benefit cost	$(252)	$(222)	$(199)

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

        The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2016 and September 30, 2015:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2016	2015
	(in thousands)
Change in benefit obligation
Beginning balance	$24,069	$27,527
Interest cost	814	964
Benefits paid	(1,246)	(1,674)
Actuarial loss/(gain)	5,999	(905)
Foreign currency exchange rate changes	(3,315)	(1,843)

Ending balance	$26,321	$24,069

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2016	2015
	(in thousands)
Change in plan assets
Beginning balance at fair value	$24,537	$24,946
Actual return on plan assets	4,831	1,382
Benefits paid	(1,246)	(1,674)
Employer's contributions	1,482	1,613
Foreign currency exchange rate changes	(3,837)	(1,730)

Ending balance at fair value	$25,767	$24,537

(Underfunded) overfunded status of the plan	$(554)	$468

        The accrued pension liability of $0.6 million is recorded in Other long-term liabilities in the Consolidated Balance Sheet. Because the plan is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, and totals $26.3 million and $24.1 million at September 30, 2016 and September 30, 2015, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

        The amount recognized in other comprehensive loss related to the Company's qualified defined benefit pension plan, net of tax, for the year ended September 30, 2016 and September 30, 2015, is shown in the following table:

Qualified Defined Benefit Pension Plan

	Year ended September 30,
	2016	2015
	(in thousands)
Accumulated OCI
Accumulated OCI at beginning of year	$(1,321)	$(220)
New actuarial losses/(gains)	2,547	(1,101)

Accumulated OCI at end of year	$1,226	$(1,321)

        Estimated amounts to be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost during 2016 based on September 30, 2016 plan measurements are $0. The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. In fiscal year 2017, the Company expects to contribute $1.4 million to the plan. In addition, the Company expects to make the following pension plan contributions over the next 10 years:

Plan Contributions
(in thousands)
Year ending September 30,
2017	$1,358
2018	1,358
2019	340
2020	—
2021	—
2022 through 2026	—

Total	$3,056

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

  Actuarial Assumptions

        The actuarial assumptions used to determine the benefit obligations at September 30, 2016 and September 30, 2015, and to determine the net periodic (benefit) cost for the year were as follows:

Qualified Defined Benefit Pension Plan

	2016	2015
Discount rate	2.30%	3.70%
Expected return on plan assets	3.20%	4.60%
Increases to non-GMP pensions in payment accrued pre 4/6/97	0.00%	0.00%
Increases to non-GMP pensions in payment accrued post 4/6/97	2.00%	1.90%
Rate of increases to deferred CPI linked benefits	2.00%	1.90%
Rate of increases to deferred RPI linked benefits	3.10%	3.00%

        Mortality—100% for males and 105% for females of S2PxA "light" tables, projected in line with 2014 CMI projection model and 1.5% pa long-term rate of improvement.

  Estimated Future Benefit Payments

        The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2017	$859
2018	704
2019	722
2020	748
2021	651
2022 through 2026	4,119

Total	$7,803

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

        The assets are allocated among equity investments and fixed income securities. The assets are not rebalanced but the allocation between equities and bonds is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The assets consisted of the following as of September 30, 2016:

Actual 2016
Equity securities	39.1%
Fixed-income securities	58.8%
Cash equivalents	2.1%

Total	100.0%

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

Balance as of September 30, 2015	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$9,692	$—	$9,692
Fixed-income securities	—	14,477	—	14,477
Cash equivalents	368	—	—	368

Total	$368	$24,169	$—	$24,537

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

14. Defined Benefit Pension Plan (Continued)

Balance as of September 30, 2016	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$10,087	$—	$10,087
Fixed-income securities	—	15,149	—	15,149
Cash equivalents	531	—	—	531

Total	$531	$25,236	$—	$25,767

  Valuation Techniques

        The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources.

15. Guarantees

        During the second quarter of 2015, the Company issued a guarantee to GoIndustry (the "Subsidiary") and the Trustees (the "Trustees") of the Scheme. Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee. The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

16. Business Realignment Expenses (Continued)

        The table below sets forth the significant components and activity in the business realignment initiatives during the fiscal year ended September 30, 2016.

(in thousands)	Liability Balance at September 30, 2015	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2016
Employee severance and benefit costs for fiscal 2014 accrual	$356	$(21)	$(335)	$—
Employee severance and benefit costs for fiscal 2015 accrual	489	(80)	(409)	—

Total	$845	$(101)	$(744)	$—

        The business realignment expenses are recorded in costs and expenses from operations in the Consolidated Statement of Operations, and in accrued expenses and other current liabilities on the accompanying Consolidated Balance Sheets as of September 30, 2015 and 2016.

17. Termination of the Wal-Mart Agreement

        As a result of the acquisition of Jacobs Trading Company on October 1, 2011, the Company assumed the rights and obligations of Jacobs Trading Company under Seller's Master Merchandise Salvage Contract (the "Wal-Mart Agreement") dated May 13, 2011. On December 1, 2014, Wal-Mart provided the Company written notice (the "Termination Notice") terminating the Wal-Mart Agreement effective December 8, 2014. As a result of settlement negotiations following the delivery of the Termination Notice, both parties agreed to a settlement including a mutual release of their respective claims, and Wal-Mart agreed to pay $7.5 million in damages to the Company. The payment was received from Wal-Mart in February 2015.

18. Business Disposition

        On September 30, 2015, the Company sold certain assets related to the Jacobs Trading Company to Tanager Acquisitions, LLC (the "Buyer"). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading Company. The Buyer issued the Company a five-year interest bearing promissory note in the amount of $12.3 million. Of the $12.3 million, $11.3 million is recorded in Other assets, and $1 million in prepaid expenses and other current assets as of September 30, 2016. As a result of the disposition, during the three months ended September 30, 2015, the Company recorded a loss on the disposition of $8.0 million, determined as follows (in thousands):

Carrying value of net assets disposed	$22,920
Carrying value of net liabilities disposed	(2,707)

20,213
Buyer issued note	(12,250)

Loss on sale of assets	$7,963

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Legal Proceedings

  Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).

        On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the "District Court") against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company's common stock between February 1, 2012, and May 7, 2014. The complaint alleges that defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company's growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its share price, and seeks unspecified compensatory damages and costs and expenses, including attorneys' and experts' fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees' Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. On May 16, 2016, the Company answered the amended complaint. Pursuant to the scheduling order in this action, document production shall be substantially complete by January 13, 2017, class certification shall be fully briefed by May 2, 2017, all fact discovery shall be completed by August 31, 2017, and expert discovery shall be completed by February 23, 2018.

        The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

        Billard v. Angrick, et al., Civ. No. 16-1612-BAH (D. D. C. 2016) and Slingerland v. Angrick, et al., Civ. No. 16-1725-BAH (D. D. C. 2016).

        Two of the Company's stockholders filed putative derivative actions on behalf of the Company against certain individuals who served on the Company's Board of Directors or as members of its management between 2012 and 2014. The cases are pending in the District Court.

        On June 8, 2016, Harold Slingerland filed a putative derivative complaint in the Superior Court for the District of Columbia (the "Superior Court"), purportedly on behalf of the Company against certain individuals who served on the Company's Board of Directors or as members of the Company's management between February 1, 2012, and May 7, 2014. The complaint asserted that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by supposedly causing or allowing the Company to make the same misstatements that are alleged in the putative class action complaint and exposing the Company to potentially significant costs and expenses in connection with defending that action. The complaint sought monetary damages from the defendants other than the Company, changes to the Company's corporate governance, disgorgement of any profits, benefits, or other compensation obtained by the director defendants, and an award of attorneys' fees, costs, and expenses for plaintiff's counsel. The plaintiff in this putative derivative action never served his complaint and, on August 3, 2016, the action was voluntarily dismissed.

        On August 8, 2016, Thomas Billard filed a putative derivative complaint in the District Court, which challenges conduct similar to that challenged in the Slingerland complaint filed in the Superior Court, and which asserts claims against the Company's Board and certain former Board members and members of management. The Billard complaint asserts derivative claims for breach of fiduciary, waste,

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

19. Legal Proceedings (Continued)

unjust enrichment, and insider trading. On August 24, 2016, the District Court entered a briefing schedule pursuant to which the defendants shall move to dismiss the Billard complaint solely on forum non conveniens grounds based on a Delaware forum selection clause contained in the Company's bylaws, without prejudice to any other grounds for dismissal under Federal Rules of Civil Procedure 12(b) or 23.1. This motion is fully briefed and awaiting decision.

        On August 25, 2016, the Slingerland plaintiff filed a putative derivative complaint in the District Court that alleges substantially the same claims as raised in the Billard derivative complaint. On October 21, 2016, the Court entered an order staying the defendants' obligation to respond to this complaint to and including January 19, 2017.

        On September 23, 2016, the plaintiffs and defendants in the Billard and Slingerland actions filed a proposed stipulation and order that would consolidate the two actions into a "Consolidated Action" and that provides that defendants' motion to dismiss the Billard complaint on forum non conveniens grounds is deemed to have been made in the Consolidated Action. The proposed stipulation and order further provides that if defendants' motion to dismiss on forum non conveniens grounds is denied, the parties to the Consolidated Action shall submit a proposed order setting forth a deadline for the filing of a consolidated complaint and subsequent motions and deadline.

        The Company believes the allegations in both complaints are without merit and cannot estimate a range of potential liability, if any, at this time.

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

	Three months ended
	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016
	(in thousands, except share and per share data)
Revenue from operations	$125,143	$102,943	$89,746	$79,293	$65,875	$86,878	$85,188	$78,513

(Loss) income before provision for income taxes from operations	$(84,996)	$3,811	$(6)	$(63,024)	$(7,351)	$(1,117)	$(141)	$(24,291)

Net (loss) income from operations	$(64,116)	$1,381	$1,615	$(43,695)	$(5,197)	$(850)	$(124)	$(53,755)

Basic (loss) earnings per common share	$(2.14)	$0.05	$0.05	$(1.46)	$(0.17)	$(0.03)	$(0.00)	$(1.75)

Diluted (loss) earnings per common share	$(2.14)	$0.05	$0.05	$(1.46)	$(0.17)	$(0.03)	$(0.00)	$(1.75)

Basic weighted average shares outstanding	29,926,273	29,988,324	30,011,121	30,026,223	30,490,670	30,594,940	30,726,554	30,740,977

Diluted weighted average shares outstanding	29,926,273	29,988,324	30,011,121	30,026,223	30,490,670	30,594,940	30,726,554	30,740,977

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(dollars in thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2014	5,424	1,792	—	7,216
Year ended September 30, 2015	7,216	1,258	—	8,474
Year ended September 30, 2016	8,474	35,783	—	44,257
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2014	891	240	89	1,042
Year ended September 30, 2015	1,042	1,243	1,814	471
Year ended September 30, 2016	471	247	—	718
Inventory allowance (deducted from inventory)
Year ended September 30, 2014	1,452	271	—	1,723
Year ended September 30, 2015	1,723	(575)	378	770
Year ended September 30, 2016	770	2,709	33	3,446

EXHIBIT INDEX

Exhibit No.	Description
3.1	Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.
3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016.
4.1
Form of Certificate of Common Stock of the Company, incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 21, 2006.
10.1
Executive Employment Agreement, dated January 27, 2005, between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.1.2
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.2
Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#
10.3
Executive Employment Agreement, dated as of January 2, 2013, by and between the Company and Leoncio Casusol, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 4, 2013.#
10.3.1
Amendment to Executive Employment Agreement between the Company and Leoncio Casusol, dated as of June 13, 2016, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 17, 2016.#
10.4
Amended and Restated Executive Employment Agreement, dated October 1, 2014, by and between the Company and Thomas B. Burton, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report filed with the SEC on November 21, 2014.#
10.5
Liquidity Services, Inc. Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 26, 2015.#
10.6
Form of Notice of Stock Option Grant under 2006 Omnibus Long Term Incentive Plan, incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2006.#
10.6.1
Form of Notice of Restricted Stock Grant, under 2006 Omnibus Long Term Incentive Plan, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K filed with the SEC on December 8, 2008.#
10.7
Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2008.

Exhibit No.	Description
10.7.1	Supplemental Agreement 1 (Sales Contract Number 08-0001-0001), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2009.
10.7.2
Supplemental Agreement No. 6 relating to Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) between Liquidity Services, Inc. and the Defense Reutilization and Marketing Service of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2012.
10.7.3
Supplemental Agreement No. 8, dated January 17, 2014, relating to the modification of Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001), as amended, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 21, 2014.
10.7.4
Notice of Award, Statement, and Release Document, dated January 17, 2014, relating to Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001), as amended, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 21, 2014.
10.8
Shareholders' Agreement dated as of September 1, 2011 among Liquidity Services, Inc., Jacobs Trading, LLC, WGD, Inc., Irwin L. Jacobs and Howard Grodnick, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2011.
10.9
Executive Employment Agreement, dated September 10, 2014, by and between the Company and Gardner Dudley, incorporated herein by reference to Exhibit 10.33 to the Company's Annual Report filed with the SEC on November 21, 2014.#
10.9.1
Amendment to Executive Employment Agreement between the Company and Gardner H. Dudley, dated as of June 13, 2016, incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on June 17, 2016.#
10.10
Notice of Award, Statement, and Release Document, dated February 13, 2015, relating to the Surplus Contract between the Company and the Defense Logistics Agency Disposition Services of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 17, 2015.
10.10.1
Supplemental Agreement No. 1 to Mutual Agreement for Contract (15-0001-0001) dated February 13, 2015, relating to the Surplus Contract between the Company and the Defense Logistics Agency Disposition Services of the U.S. Department of Defense, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on July 21, 2015.
10.11
Notice of Award, Statement and Release Document (Contract Number 15-5601-0001) dated June 8, 2015 issued by DLA Disposition Services, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2015.
10.12
Executive Employment Agreement dated July 20, 2015 by and between the Company and Jorge Celaya, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 23, 2015.#

Exhibit No.	Description
10.13	Executive Employment Agreement between the Company and William P. Angrick, dated as of June 13, 2016, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 17, 2016.#
10.14
Executive Employment Agreement by and between the Company and Mark A. Shaffer, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 13, 2016.#
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
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2016 and 2015, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2016, (iii) Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended September 30, 2016, (iv) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended September 30, 2016, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2016, and (vi) Notes to Consolidated Financial Statements.

#
Designates management or compensation plans.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 21, 2016.

LIQUIDITY SERVICES, INC.
By:	/s/ WILLIAM P. ANGRICK, III William P. Angrick, III Chairman of the Board of Directors and Chief Executive Officer

        We, the undersigned directors and officers of Liquidity Services, Inc., hereby severally constitute William P. Angrick, III and Mark A. Shaffer, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 21, 2016.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ MICHAEL SWEENEY Michael Sweeney	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ BEATRIZ V. INFANTE Beatriz V. Infante	Director
/s/ EDWARD J. KOLODZIESKI Edward Kolodzieski	Director
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director