Form 10-Q
period 2016-12-31
LIQUIDITY SERVICES INC
filed 2017-02-09
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended December 31, 2016

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 7, 2017 was 31,390,549.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2016	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,914	$134,513
Accounts receivable, net of allowance for doubtful accounts of $802 and $718 at December 31, 2016 and September 30, 2016, respectively	10,711	10,355
Inventory	26,744	27,610
Tax refund receivable	1,217	1,205
Prepaid and deferred taxes	2,507	2,166
Prepaid expenses and other current assets ($2.6 million and $2.2 million measured at fair value as of December 31, 2016 and September 30, 2016, respectively)	9,045	9,063
Total current assets	177,138	184,912
Property and equipment, net	15,591	14,376
Intangible assets, net	2,324	2,650
Goodwill	44,786	45,134
Deferred long-term tax assets	1,021	1,021
Other assets	11,847	12,016
Total assets	$252,707	$260,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,180	$9,732
Accrued expenses and other current liabilities	43,054	45,133
Distributions payable	4,689	1,722
Customer payables	28,890	28,901
Total current liabilities	85,813	85,488
Deferred taxes and other long-term liabilities	11,119	12,010
Total liabilities	96,932	97,498
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,291,341 shares issued and outstanding at December 31, 2016; 30,742,662 shares issued and outstanding at September 30, 2016	29	29
Additional paid-in capital	222,392	220,192
Accumulated other comprehensive loss	(9,210)	(8,571)
Retained earnings (accumulated deficit)	(57,436)	(49,039)
Total stockholders’ equity	155,775	162,611
Total liabilities and stockholders’ equity	$252,707	$260,109

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2016	2015
Revenue	$47,980	$50,138
Fee revenue	22,816	15,737
Total revenue	70,796	65,875
Costs and expenses:
Cost of goods sold (excluding amortization)	32,271	26,883
Client distributions	4,548	2,357
Technology and operations	21,892	22,807
Sales and marketing	9,987	9,460
General and administrative	9,857	10,068
Depreciation and amortization	1,429	1,672
Acquisition costs	—	39
Total costs and expenses	79,984	73,286
Other operating income	928	—
Loss from operations	(8,260)	(7,411)
Interest expense (income) and other expense, net	34	(60)
Loss before provision (benefit) for income taxes	(8,294)	(7,351)
Provision (benefit) for income taxes	103	(2,154)
Net loss	$(8,397)	$(5,197)
Basic and diluted loss per common share	$(0.27)	$(0.17)
Basic and diluted weighted average shares outstanding	31,261,603	30,490,670

See accompanying notes to the unaudited consolidated financial statements

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended December 31,
	2016	2015
Net loss	$(8,397)	$(5,197)
Other comprehensive loss:
Foreign currency translation	(639)	(757)
Other comprehensive loss, net of taxes	(639)	(757)
Comprehensive loss	$(9,036)	$(5,954)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at September 30, 2016	30,742,662	$29	$220,192	$(8,571)	$(49,039)	$162,611
Vesting of restricted stock and exercise of stock options	548,679	—	32	—	—	32
Compensation expense from grants of common stock options and restricted stock	—	—	2,168	—	—	2,168
Net loss	—	—	—	—	(8,397)	(8,397)
Foreign currency translation	—	—	—	(639)	—	(639)
Balance at December 31, 2016	31,291,341	$29	$222,392	$(9,210)	$(57,436)	$155,775

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended December 31,
	2016	2015
Operating activities
Net loss	$(8,397)	$(5,197)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,429	1,672
Stock compensation expense	2,500	2,420
Provision for inventory allowance	715	1,208
Provision for doubtful accounts	84	78
Incremental tax loss from exercise of common stock options	—	48
Change in fair value of financial instruments	(928)	—
Changes in operating assets and liabilities:
Accounts receivable	(440)	77
Inventory	151	(3,152)
Prepaid and deferred taxes	(9)	(2,424)
Prepaid expenses and other assets	773	(969)
Accounts payable	(552)	594
Accrued expenses and other current liabilities	(2,922)	(2,070)
Distributions payable	2,967	(1,169)
Customer payables	(11)	583
Other liabilities	(381)	3
Net cash used in operating activities	(5,021)	(8,298)
Investing activities
Increase in intangibles	(7)	(29)
Purchases of property and equipment, including capitalized software	(2,321)	(1,428)
Net cash used in investing activities	(2,328)	(1,457)
Financing activities
Proceeds from exercise of common stock options (net of tax)	32	—
Incremental tax loss from exercise of common stock options	—	(48)
Net cash provided (used) by financing activities	32	(48)
Effect of exchange rate differences on cash and cash equivalents	(282)	(210)
Net decrease in cash and cash equivalents	(7,599)	(10,013)
Cash and cash equivalents at beginning of period	134,513	95,465
Cash and cash equivalents at end of period	$126,914	$85,452
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$(209)	$(237)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

Liquidity Services (the “Company”) operates a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.unclesamsretailoutlet.com, www.go-dove.com, and www.irondirect.com. The Company has over 9,000 clients, including Fortune 1000 and Global 500 organizations as well as government agencies. The Company has one reportable segment consisting of an aggregation of five operating segments that manage e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet, the effect of general business and economic trends, the Company's susceptibility to rapid technological change, actual and potential competition by entities with greater financial and other resources, and the potential for the U.S. Government agencies from which the Company derives a significant portion of its inventory to change the way they conduct their surplus disposition or to otherwise not renew their contracts with the Company.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017 or for any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

New Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (FASB) issued  Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05). The Company has adopted this guidance prospectively during the first quarter ended December 31, 2016. As a result of the adoption there was no impact to the Company's financial statements.

In May 2014, the FASB issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. In July 2015, the FASB delayed the effective date of the new standard such that the new standard will be effective for the Company beginning on October 1, 2018, and may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date,

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods therein, beginning after December 15, 2016. The Company does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases.  ASU 2016-02 will change the way the Company recognizes its leased assets.  ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for the Company beginning on October 1, 2019.  The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In March, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new standard will change certain aspects of accounting for share-based payments to employees. Under the new standard, the Company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, the Company will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The APIC pools will be eliminated. For interim reporting purposes, the Company will account for excess tax benefits and tax deficiencies as discrete items in the period in which they occur. The new standard will also allow the Company to repurchase more of an employee’s shares than it can today for income tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require the Company to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. The standard will be effective for the Company beginning on October 1, 2017. The Company does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees, and amends certain disclosure requirements of Accounting Standards Codification ("ASC") 230. The guidance will generally be applied retrospectively and is effective for the Company for fiscal years beginning after December 15, 2017, and interim periods therein. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

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

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Charges for unsellable inventory, as well as for inventory written down to expected market price, are included in Cost of goods sold in the period in which they have been determined to occur.  As of December 31, 2016 and September 30, 2016, the Company’s inventory reserve was approximately $4.2 million and $3.4 million, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets includes prepaid income tax, financial assets, the short-term portion of a promissory note, as well as other miscellaneous prepaid expenses. Financial assets are related to participation agreements for principal transactions in the Company's commercial business. Changes in the fair value of the Company's financial assets are recorded in Other operating income.

Other Assets

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million five-year interest bearing promissory note to the Company. Of the $12.3 million, $1 million has been repaid. Of the remaining $11.3 million, $9.8 million was recorded in Other assets, and $1.5 million in Prepaid expenses and other current assets as of December 31, 2016.

Earnings per Share

The Company calculates net income (loss) per share in accordance with FASB Topic 260 Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock units. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and unvested restricted stock units. The dilutive effect of unexercised stock options and unvested restricted stock units was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock units are not included in the computation of diluted net income (loss) per share when they are antidilutive.

For the three months ended December 31, 2016 and 2015, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive.  See Note 8 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive for the three months ended December 31, 2016 and 2015.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The following summarizes the basic and diluted loss per share:

	Three Months Ended December 31,
	2016	2015
	(Unaudited) (dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average shares outstanding	31,261,603	30,490,670
Treasury stock effect of options and restricted stock	—	—

Diluted weighted average common shares outstanding	31,261,603	30,490,670

Net loss	$(8,397)	$(5,197)
Basic and diluted loss per common share	$(0.27)	$(0.17)

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model. The fair value of restricted stock units is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock option units and stock appreciation rights is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of units, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.

The Company issues restricted stock units where restrictions lapse upon either the passage of time (service vesting conditions), achievement of performance targets (performance vesting conditions), or some combination thereof. For those restricted stock units with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For units with both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met.

For stock options and stock units that contain performance vesting conditions, the Company excludes these units from diluted earnings per share computations until the contingency is met as of the end of that reporting period.

The Company presents the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity with a corresponding operating cash outflow in the Consolidated Statements of Cash Flows.

3.	Significant Contracts

The Company has a Surplus Contract with the Defense Logistics Agency Disposition Services (DLA). Under this contract the Company is the remarketer of substantially all Department of Defense (DoD) non-rolling stock surplus turned into the DLA, and available for sale within the United States, Puerto Rico, and Guam. The Surplus Contract requires the Company to purchase substantially all usable surplus property offered to the Company by the DoD at a fixed percentage of the DoD's original acquisition value (OAV). This fixed percentage is 4.35%; prior to the date the current Surplus Contract became effective, this fixed percentage was 1.8%. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of $15.2 million and $16.1 million for inventory as of December 31, 2016 and September 30, 2016, respectively. The Surplus Contract permits either party to terminate the contract for convenience. The initial two-year base period ended in December 2016. On December 6, 2016, the DLA notified the Company that it was exercising the first 1-year extension option. The Surplus contract now extends through December 14, 2017. There are three one-year options to extend, exercisable by the DLA.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Revenue from the Surplus Contract accounted for 29.9% and 31.0% of the Company's consolidated revenue for the quarters ended December 31, 2016 and 2015, respectively.

The Company has a Scrap Contract with the DLA under which the Company is the remarketer of substantially all DoD non-electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.

The DLA initiated an Invitation to Bid for the next Scrap Contract. Bids were solicited in February 2016, and the contract was awarded to the Company in April 2016. The contract is a three-year contract with 2 one-year options. The Company will pay a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company will bear all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company from the DLA. The Company commenced operations under this contract in the quarter ended December 31, 2016.

The original Scrap Contract was structured as a profit-sharing arrangement, whereby the profit sharing percentage to the DLA was 65.0%. As a result of moving from a profit-sharing arrangement to a revenue-sharing arrangement, the Company re-named the balance sheet line item from Profit-sharing distributions payable to Distributions payable as of December 31, 2016.

Revenue from the Scrap Contract accounted for approximately 10.0% and 13.0% of the Company's consolidated revenue for the quarters ended December 31, 2016 and 2015, respectively.

Additionally, the Company has a contract with a commercial client under which it acquires and sells commercial merchandise. Revenue generated from the arrangement represented approximately 12.9% and 9.2% of revenue during the quarter ended December 31, 2016 and 2015, respectively.

4.	Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.  The following table presents goodwill balances and foreign currency translation adjustments to those balances during the three months ended December 31, 2016:

Goodwill (in thousands)
Balance at September 30, 2016	$45,134
Translation adjustments	(348)
Balance at December 31, 2016	$44,786

During fiscal year 2016, the Company made a voluntary change in the method of applying an accounting principle to change the date of the annual goodwill impairment assessment. The date was changed from September 30 to July 1. As a result, the last impairment assessment was performed as of July 1, 2016 and the Company identified indicators of impairment, and as a result performed step one of the goodwill impairment test. The Company performed the step one test using a discounted cash flow method. The Company concluded that the carrying value exceeded fair value for one of the Company's five reporting units that had goodwill. Accordingly, the Company performed the step two test to derive the fair value of the goodwill, and as a result recorded a $19.0 million impairment charge during the fourth quarter of fiscal 2016. The goodwill impairment was due to updated assumptions used in the fair value calculation.

During the three months ended December 31, 2016, the Company did not identify any indicators of impairment.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

5.	Intangible Assets

The components of identifiable intangible assets as of December 31, 2016 and September 30, 2016 are as follows:

		December 31, 2016			September 30, 2016
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	10	$1,500	$(188)	$1,312	$1,500	$(150)	$1,350
Brand and technology	3 - 5	5,749	(5,261)	488	5,749	(5,018)	731
Covenants not to compete	3 - 5	700	(558)	142	700	(533)	167
Patent and trademarks	3 - 10	820	(438)	382	820	(418)	402
Total intangible assets		$8,769	$(6,445)	$2,324	$8,769	$(6,119)	$2,650

Future expected amortization of intangible assets at December 31, 2016 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2017 Remaining nine months	$742
2018	281
2019	208
2020	957
2021 and thereafter	136
Total	$2,324

Intangible assets amortization expense was approximately $0.3 million and $0.4 million for the three months ended December 31, 2016 and 2015, respectively. In prior years the Company presented amortization of contract intangibles on a separate line item within the consolidated statements of operations.  During the third fiscal quarter of 2016, the Company reclassified amortization of contract intangibles to the depreciation and amortization line item.

6.	Debt

Senior Credit Facility

Effective March 25, 2016, the Company terminated its $75 million senior credit facility.  Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.608% at December 31, 2015) and interest payments were due monthly.  The Company’s borrowing availability under the Facility as of the date of termination was $37.5 million.  There were no outstanding borrowings under the Facility at the time of its termination.

7.    Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company recorded a pre-tax loss in the first quarter of fiscal year 2017 and its corresponding effective tax rate is approximately -1.3%.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. During fiscal year 2016, the Company reduced its net operating loss carryforward by $0.7 million for unrecognized tax benefits related to federal and state tax exposures. During the three months ended December 31, 2016, the Company reduced its net operating loss carryforward by $0.2 million for unrecognized tax benefits related to federal and state tax exposures. The Company’s policy is

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company has open federal and state income tax examinations for fiscals 2012 through 2015. The Company anticipates no material tax liability will arise from these examinations. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2013 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2013 may be adjusted upon examination by tax authorities if they are utilized.

8.    Stockholders’ Equity

Share Repurchase Program

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the three months ended December 31, 2016 or 2015. As of December 31, 2016, the Company may repurchase an additional $10.1 million in shares under this program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Omnibus LongTerm Incentive Plan, or the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. In February 2015, at the Company’s annual meeting of stockholders, the stockholders approved an amendment to the 2006 Plan which increased the shares available for issuance under the 2006 Plan by 3,000,000 shares and established a fungible share pool so that awards other than options or stock appreciation rights granted after January 9, 2015, would be counted as 1.5 shares from the shares reserved for issuance under the 2006 Plan. During the three months ended December 31, 2016, the Company canceled 40,718 options and 112,380 restricted shares with performance vesting conditions because the Compensation Committee, which administers the 2006 Plan, determined the performance goals had become unachievable. At December 31, 2016, there were 146,474 shares remaining reserved for issuance in connection with awards under the 2006 Plan.

During fiscal year 2016, the Company issued 1,062,668 cash-settled stock appreciation rights at the price of $4.57, and 153,338 cash-settled stock appreciation rights were forfeited.  During the three months ended December 31, 2016, no stock appreciation rights were issued and 82,052 cash-settled stock appreciation rights were forfeited.  Stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights where conditions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination of these conditions. For those stock appreciation rights with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance vesting condition will be met. The stock appreciation rights that include only service vesting conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended December 31, 2016 and year ended September 30, 2016 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2015	1,472,643	$17.46
Options granted	583,228	6.68
Options exercised	(1,251)	7.48
Options canceled	(346,133)	16.99
Options outstanding at September 30, 2016	1,708,487	13.91
Options granted	—	—
Options exercised	(4,705)	6.75
Options canceled	(72,375)	11.15
Options outstanding at December 31, 2016	1,631,407	14.05
Options exercisable at December 31, 2016	1,050,256	17.14

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at December 31, 2016 is approximately $1,853,745 and 6.27 and $390,643 and 4.88 respectively, based on a stock price of $9.75 on December 31, 2016.  Over the last three years, volatility rates have ranged from 50.90% to 77.92%, the dividend rate has been 0%, risk free interest rates have ranged from 0.12% to 1.51% and expected forfeiture rates have ranged from 22.20% to 23.54%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the three months ended December 31, 2016 and year ended September 30, 2016 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2015	2,367,187	$16.08
Restricted shares granted	1,504,655	5.54
Restricted shares vested	(715,188)	16.09
Restricted shares canceled	(495,409)	20.25
Unvested restricted shares at September 30, 2016	2,661,245	9.34
Restricted shares granted	26,000	9.46
Restricted shares vested	(543,974)	11.22
Restricted shares canceled	(223,207)	10.11
Unvested restricted shares at December 31, 2016	1,920,064	8.73

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at December 31, 2016 is approximately $18.72 million and 8.5 respectively, based on a stock price of $9.75 on December 31, 2016.

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

As of September 30, 2016 and December 31, 2016, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of September 30, 2016 and December 31, 2016, the Company had financial assets that are measured at fair value and are classified as Level 3 assets within the fair value hierarchy. The Company has elected to record the financial assets using the fair value option under ASC 825, Financial Instruments. These financial assets represent the value of rights the Company holds from its participation in certain principal transactions in the Company's commercial business, where a third party partner owns the underlying assets to be sold, and the Company has contributed funds to the partner towards purchasing those underlying assets. These assets are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The changes in financial assets measured at fair value for which the Company has used Level 3 inputs to determine fair value for the quarter ended December 31, 2016 are as follows ($ in thousands):

Level 3 Assets

Balance at September 30, 2016	$2,200
Acquisition of financial assets	2,662
Settlements	(3,162)
Change in fair value of financial assets	928
Balance at December 31, 2016	$2,628

When valuing its Level 3 assets, the Company gives consideration to asset condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected generated proceeds. The valuation procedures are primarily based on management's projection of the value of the assets securing the financial investment. Management’s estimation of the fair value of these assets is based on the best information available in the circumstances and may incorporate management's own assumptions around market demand for these assets which could involve a level of judgment, taking into consideration a combination of internal and external factors. Changes in fair value of the Company's Level 3 assets are recorded in Other operating income in the Consolidated Statements of Operations.

The Company’s financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days).  The Company believes the carrying value of these instruments approximates fair value due to their short-term maturities.

10.     Defined Benefit Pension Plan

Certain employees of Liquidity Services UK Limited (“GoIndustry”), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the “Scheme”), a qualified defined benefit pension plan.

The net periodic benefit recognized for the three months ended December 31, 2016 and 2015 included the following components:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

	Three Months Ended December 31,
Qualified Defined Benefit Pension Plan	2016	2015
	(dollars in thousands)
Service cost	$—	$—
Interest cost	144	$222
Expected return on plan assets	(204)	(283)
Amortization of prior service cost	—	—
Amortization of actuarial (gain)/loss	—	—
Amortization of transitional obligation/(asset)	—	—
Total net periodic benefit	$(60)	$(61)

11.    Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry and the Trustees (the “Trustees”) of the Scheme. Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by GoIndustry of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever GoIndustry does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.  The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations.  The funded status of the Scheme as of September 30, 2016, was disclosed in Note 14, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

12.      Legal Proceedings

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Depot et Placement du Quebec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company’s retail division were not dismissed. On May 16, 2016, the Company answered the amended complaint. The scheduling order in this action requires that: document production be substantially complete by January 13, 2017; plaintiffs’ class certification motion be fully briefed by May 2, 2017; fact discovery be completed by August 31, 2017; and expert discovery be completed by February 23, 2018.

                The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Billard v. Angrick, et al., Civ. No. 16-1612-BAH (D. D. C. 2016) and Slingerland v. Angrick, et al., Civ. No. 16-1725-BAH (D. D. C. 2016)

Two of the Company’s stockholders filed putative derivative actions against certain individuals who served on the Company’s Board of Directors or as members of its management between 2012 and 2014 (the “Defendants”). These actions sought recovery from those individuals, and not from the Company. Plaintiffs purportedly brought these actions on the Company’s behalf.  Specifically, on August 8, 2016, Thomas Billard filed a putative derivative complaint in the District Court, which challenged conduct similar to that challenged in the Slingerland complaint filed in the Superior Court, and which asserted claims against the Defendants. The Billard complaint asserted derivative claims for breach of fiduciary, waste, unjust enrichment, and insider trading. On August 25, 2016, the Slingerland plaintiff filed a putative derivative complaint in the District Court that alleges substantially the same claims as the Billard complaint.

On December 15, 2016, the Court in the Billard action dismissed the complaint without prejudice on forum non conveniens grounds based on a Delaware forum selection clause contained in the Company’s bylaws.  Shortly thereafter, the Slingerland plaintiff voluntarily dismissed his complaint in light of the dismissal of the Billard action.

Giradi v. Angrick, et. al., no assigned C.A. No., and Slingerland v. Angrick, et. al., no assigned C.A. No.

On February 2, 2017, plaintiff David Giradi filed a copycat derivative complaint in the Court of Chancery of the State of Delaware that largely tracks the Slingerland and Billard complaints. On February 7, 2017, plaintiff Slingerland refiled his previous copycat derivative complaint in the Court of Chancery of the State of Delaware that largely tracks his prior complaint. The next step in the case will be to consolidate these two cases and then enter into a schedule for briefing a motion to dismiss.

The Company believes the allegations in all of the above noted complaints are without merit, and the Company cannot estimate a range of potential liability, if any, at this time.

13.    Subsequent Event

On January 30, 2017, the Company decided to exit its TruckCenter land based, live auction and retail business in order to focus its time and resources on its online marketplace strategy.
Total expenses are estimated at $700 thousand to $1.1 million. The Company expects to recognize most of these pre-tax restructuring charges in the quarter ended March 31, 2017 and the quarter ended June 30, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2016 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

About us.  We operate a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.unclesamsretailoutlet.com, www.go-dove.com, and www.irondirect.com. We have over 9,000 clients, including Fortune 1000 and Global 500 organizations as well as government agencies. We have one reportable segment consisting of an aggregation of five operating segments that manage e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended December 31, 2016, the number of registered buyers grew from 2,875,329 to 3,018,013, or approximately 5.0%.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers various transaction models.

•
Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 57.8% of our total revenue for the three months ended December 31, 2016. The merchandise sold under our purchase model accounted for approximately 26.0% of our GMV for the three months ended December 31, 2016.

•
Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales of merchandise in our marketplaces that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 24.7% of our total revenue for the three months ended December 31, 2016. The merchandise sold under our consignment model accounted for approximately 69.5% of our GMV for the three months ended December 31, 2016.

•
Other.  This revenue category is intended to include revenue from revenue-sharing and non-consignment fee revenue. Our Scrap business moved from a profit-sharing model in fiscal 2016 to a revenue-sharing model in fiscal 2017. Under these models, we purchase inventory from our suppliers and share with them a portion of the revenue and profits received from a completed sale in the form of a distribution. Other revenue accounted for approximately 17.5% of our total revenue for the three months ended December 31, 2016, and approximately 4.5% of our GMV for the three months ended December 31, 2016.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

Industry trends.  We believe there are several industry trends impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) in the near term the decrease in the volume, innovation, and price of consumer electronic products, resulting in lower supply from our retail clients and lower per unit prices and margins in our retail goods marketplace, although in the long term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, the supply of surplus assets; (3) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (4) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (5) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; and (6) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical.

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•Surplus Contract.  The Surplus Contract is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as computers, electronics, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires us to purchase substantially all usable surplus property offered by the DoD at 4.35% of the DoD’s original acquisition value (OAV). The current Surplus Contract, which is the third such contract awarded to us since 2001, became effective in December 2014, covers only non-rolling stock and has a base term of two years with four one-year options to extend. The prior, or second, Surplus Contract required us to purchase substantially all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD’s OAV; the wind-down period under the second Surplus Contract was in effect until January 2017 to allow for the continued processing of usable Recycling Control Point (RCP) non-rolling stock surplus property. The Surplus Contract permits either party to terminate the contract for convenience. The initial two-year base period ended in December 2016. On December 6, 2016, the DLA notified the Company that it was exercising the first one-year extension option. The Surplus contract now extends through December 14, 2017. There are three one-year options to extend, exercisable by the DLA.

Revenue from the Surplus Contract accounted for approximately 29.9% and 31.0% of our total revenue for the three months ended December 31, 2016 and 2015.  The property sold under the Surplus Contract accounted for approximately 9.9% and 13.0% of our GMV for the three months ended December 31, 2016 and 2015.

The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security, public safety, or other reasons or if the property is otherwise needed to support the mission of the DoD.

•Scrap Contract.  On April 8, 2016, the DLA awarded us the second Scrap Contract. Under the second Scrap Contract, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bear all of the costs for the sorting, merchandising and sale of the property. The second Scrap Contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA.

In June 2005 we were awarded the original Scrap Contract which was structured as a profit-sharing arrangement with 75.2% of the profits distributed to the DLA, and 1.8% to a third party. The contract was amended in June 2015 to adjust the DLA profit sharing percentage to 65.0%, eliminating the distribution to the third party.

During fiscal 2015, if the Company's customer base met certain small business criteria as defined in the contract, we received an additional incentive payment which was withheld from payments to the DLA. This Scrap Contract expired on September 30, 2016.

The Scrap Contract accounted for 10.0% and 13.0% of our revenue and 4.5% and 5.6% of our GMV for the three months ended December 31, 2016 and 2015, respectively.

Our commercial agreements.  We have over 600 corporate clients each of which has sold in excess of $10,000 of surplus and salvage assets in our marketplaces during the last twelve months. Our agreements with these clients are generally terminable at will by either party.

On September 30, 2015, we sold certain assets related to our Jacobs Trading business to a buyer, Tanager Acquisitions, LLC. In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading business. The buyer issued to us a promissory note in the amount of $12.3 million. The divestiture of the Jacobs Trading Company resulted in an $8.0 million loss.  The sale generated a tax loss that resulted in a $30.9 million cash benefit from prior year income taxes and $2.6 million of additional tax credits available to offset future taxes. In March 2016, we received $30.1 million of the cash benefit and expect to receive the remaining $0.8 million in fiscal year 2017.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2016 and 2015 totaled $159.7 million and $151.4 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2016 and September 30, 2016, we had 3,018,013 and 2,986,416 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three months ended December 31, 2016 and 2015, 544,276 and 561,245 total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2016 and 2015, we completed 128,710 and 132,640 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest expense (income) and other expense, net; provision for income taxes; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, disposition expenses, and goodwill and long-lived asset impairment.

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•
Depreciation and amortization expense primarily relates to property and equipment and the amortization of intangible assets. These expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

•
We believe isolating non-cash charges, such as amortization and depreciation, and other items, such as business realignment expenses, disposition expenses, and impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure and, over time, helps track our performance.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2016	2015
	(In thousands) (Unaudited)
Net loss	$(8,397)	$(5,197)
Interest expense (income) and other expense, net	34	(60)
Provision (benefit) for income taxes	103	(2,154)
Depreciation and amortization	1,429	1,672
EBITDA	(6,831)	(5,739)
Stock compensation expense	2,500	2,420
Acquisition costs	—	39
Adjusted EBITDA	$(4,331)	$(3,280)

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

We have evaluated our revenue recognition policy related to sales under our revenue-sharing and profit-sharing arrangements and determined it is appropriate to account for these sales on a gross basis. The following factors were most heavily relied upon in our determination:

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

•
We take title to the inventory upon paying the amount set forth in the contract with the supplier. Such amount is generally a percentage of the supplier’s original acquisition cost and varies depending on the type of the inventory purchased or a fixed nominal amount under our Scrap Contract.

•	We are at risk of loss for all amounts paid to the supplier in the event the property is damaged or otherwise becomes unsaleable.

The amount of our revenue that was generated outside of the U.S. for the three months ended December 31, 2016 and 2015 was 13.3% and 11.6%, respectively.

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

We test our goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate, a loss of significant customers, or a significant decline in stock price. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit.  If our evaluation indicates a likelihood of goodwill impairment, we apply a two-step fair value-based test to assess goodwill for impairment of our five reporting units. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management. During fiscal year 2016, in light of new business ventures and management restructuring, the Company concluded it had five reporting units—RSCG, CAG, GovDeals, Truckcenter, and IronDirect.

During fiscal year 2016, we made a voluntary change in the method of applying an accounting principle to change the date of the annual goodwill impairment assessment. The date was changed from September 30 to July 1. As a result, the last impairment assessment was performed as of July 1, 2016 and we identified indicators of impairment, and as a result performed step one of the goodwill impairment test. We performed the step one test using a discounted cash flow method. We concluded that the carrying value exceeded fair value for one of the Company's five reporting units that had goodwill. Accordingly, we performed the step two test to derive the fair value of the goodwill, and as a result recorded a $19.0 million impairment charge during the fourth quarter of 2016. The goodwill impairment was due to updated assumptions used in the fair value calculation.

During the three months ended December 31, 2016, we did not identify any indicators of impairment.

     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled 47.1 million at December 31, 2016. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

Income taxes.  We account for income taxes using the asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence to estimate whether future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of subjective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2016 and projected losses in the near term future. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of the evaluation, we recorded a charge of $35.8 million to our valuation allowance during the fiscal year ended September 30, 2016. During the three months ended December 31, 2016, we recorded a charge of $2.6 million to our valuation allowance to recognize only the portion of our deferred tax asset that is more likely than not to be realized.

We apply the authoritative guidance related to accounting for uncertainty in income taxes. ASC states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During the three months ended December 31, 2016, the Company reduced its net operating loss carryforward by $0.2 million for unrecognized tax benefits related to federal and state exposures.

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

Client distributions.  Under the current Scrap Contract, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. We bear all of the costs for the sorting, merchandising and sale of the property. Our previous Scrap Contract with the DoD was structured as a profit-sharing arrangement in which we purchased and took possession of all goods we received from the DoD at a contractual price per pound. After deducting allowable operating expenses, we disbursed to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retained the remaining percentage of these profits after the DoD’s disbursement.

We refer to these disbursement payments to the DoD as Client distributions.

Technology and operations.  Technology expenses consist primarily of personnel costs related to our programming staff who develop and deploy new marketplaces and continuously enhance existing marketplaces. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne platform. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain of our internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350. As such, we are capitalizing certain development costs associated with our LiquidityOne platform, and will begin amortizing these costs during fiscal 2017.

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

Acquisition costs.  Acquisition costs consist of expenses incurred to complete a business combination.

Other operating income. Other operating income includes the change in fair value of financial assets and liabilities.

Interest expense (income) and other expense, net.  Interest expense (income) and other expense, net consists of interest income on the note receivable related to the sale of the Jacobs Trading business, expenses related to our terminated credit facility, and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income.  The Company’s effective income tax rate before discrete items was -1.3% for the three months ended December 31, 2016. The 2017 effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of the valuation allowance charge for fiscal 2016 and the impact of foreign, state, and local income taxes and permanent tax adjustments. We expect our future years’ tax rates to be near zero.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended December 31,
	2016	2015
Revenue	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	45.7%	40.8%
Client distributions	6.4%	3.6%
Technology and operations	30.9%	34.6%
Sales and marketing	14.1%	14.4%
General and administrative	13.9%	15.3%
Depreciation and amortization	2.0%	2.5%
Acquisition costs	—%	0.1%
Total costs and expenses	113.0%	111.3%
Other operating income	1.3%	—%
Loss from operations	(11.7)%	(11.3)%
Interest expense (income) and other expense, net	—%	(0.1)%
Loss before provision (benefit) for income taxes	(11.7)%	(11.2)%
Provision (benefit) for income taxes	0.2%	(3.3)%
Net loss	(11.9)%	(7.9)%

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Revenue.  Revenue increased $4.9 million, or 7.5%, to $70.8 million for the three months ended December 31, 2016 from $65.9 million for the three months ended December 31, 2015, primarily due to (1) a 16.6% increase, or $5.2 million, in our commercial marketplaces due to growth of core accounts in our retail marketplace, as well as stronger capital assets deal flow; (2) a 2.6% decrease, or $0.8 million, in our DoD businesses due to lower volume related to our Surplus contract, and lower pricing related to our Scrap contract, partly offset by higher service revenue; and (3) an 8.0% increase, or $0.4 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients. The amount of GMV increased 5.5%, or $8.3 million to $159.7 million, for the three months ended December 31, 2016 from $151.4 million for the three months ended December 31, 2015, due to (1) a 14.9% GMV increase, or $10.5 million, in our commercial marketplaces due to growth of core accounts in our retail marketplace, and an increase in deal flow within the energy vertical; (2) a 21.1% GMV decrease, or $6.1 million, in our DoD businesses due to lower volume related to our Surplus contract, and lower pricing related to our Scrap contract, and (3) a 7.6% increase, or $3.9 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients.

Cost of goods sold.  Cost of goods sold increased $5.4 million, or 20.0%, to $32.3 million for the three months ended December 31, 2016 from $26.9 million for the three months ended December 31, 2015.  This increase is attributed to the price we pay for inventory under the Surplus Contract and growth in core accounts in our retail business. In line with these changes, cost of goods sold increased to 45.7% of revenue, from 40.8%.

Client distributions.  Client distributions increased $2.2 million, or 93.0%, to $4.5 million for the three months ended December 31, 2016 from $2.4 million for the three months ended December 31, 2015 due to the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap Contract. As a percentage of revenue, distributions increased to 6.4% from 3.6%. This is due to the increases described above.

Technology and operations expenses.  Technology and operations expenses decreased $0.9 million, or 4.0%, to $21.9 million for the three months ended December 31, 2016 from $22.8 million for the three months ended December 31, 2015, which is not significant.  As a percentage of revenue, technology and operations expenses decreased to 30.9% from 34.6%.

Sales and marketing expenses.  Sales and marketing expenses increased $0.5 million, or 5.6%, to $10.0 million for the three months ended December 31, 2016 from $9.5 million for the three months ended December 31, 2015, due to an increase in sales and marketing expense in our commercial marketplaces.  As a percentage of revenue, sales and marketing expenses slightly decreased to 14.1% from 14.4% in the prior year, as a result of the increase in revenue described above.

General and administrative expenses.  General and administrative expenses decreased $0.2 million, or 2.1%, to $9.9 million for the three months ended December 31, 2016 from $10.1 million for the three months ended December 31, 2015, which is not significant. As a percentage of revenue, general and administrative expenses decreased to 13.9% from 15.3% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.3 million, or 14.5%, to $1.4 million for the three months ended December 31, 2016 from $1.7 million for the three months ended December 31, 2015.

Other operating income.  Other operating income of $0.9 million was for a gain on the value of a right the Company holds from its participation in a principal transaction in the Company's commercial business.

Interest expense (income) and other expense, net.  Interest expense (income) and other expense, net, was insignificant, and remained flat when compared to the prior year.

Provision for income taxes.  Provision for income taxes increased $2.3 million, to a provision of $0.1 million for the three months ended December 31, 2016 from a benefit of $2.2 million for the three months ended December 31, 2015 due to a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments.

     Net loss.  Net loss for the three months ended December 31, 2016 was $(8.4) million compared to $(5.2) million for the three months ended December 31, 2015.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2016, we had approximately $126.9 million in cash and cash equivalents. Effective March 25, 2016, we terminated our $75 million senior credit facility. Termination of the Senior Credit Facility has not had, and we do not expect to have a material effect on our liquidity or financial position. Throughout the quarter, we have continued to advance the design and development of our LiquidityOne platform, services and analytical tools to empower our clients to maximize bottom-line return, and transform their supply chain into a high-performing business function. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and clients about the initiative. As part of this process, we have invested in new business ventures, such as our IronDirect marketplace in the construction vertical. We expect that the IronDirect marketplace may generate future synergies with our other marketplaces when IronDirect customers dispose of the construction equipment purchased from this marketplace.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $10.3 million as of December 31, 2016.  As of December 31, 2016 and September 30, 2016, approximately $22.0 million and $21.5 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.  We did not repurchase shares under this program during the three months ended December 31, 2016 or 2015.  As of December 31, 2016, we may repurchase an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Net cash used in operating activities was $5.0 million for the three months ended December 31, 2016 and $8.3 million for the three months ended December 31, 2015. The $3.3 million decrease in cash used in operations between periods was primarily attributable to an increase in cash flows from changes in working capital of approximately $8.1 million, offset by the increase of approximately $4.8 million in net loss including non-cash adjustments.

Net cash used in investing activities was $2.3 million for the three months ended December 31, 2016 and $1.5 million for the three months ended December 31, 2015.  Net cash used in investing activities for the three months ended December 31, 2016 consisted primarily of expenditures for capitalized software, purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $0.03 million for the three months ended December 31, 2016 and net cash used in financing activities was $0.05 million for the three months ended December 31, 2015.  Net cash provided by financing activities for the three months ended December 31, 2016 consisted primarily of proceeds from the exercise of common stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne platform. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2016 were $2.3 million. As of December 31, 2016, we had no outstanding commitments for capital expenditures.

Effective March 25, 2016, we terminated our $75 million senior credit facility.  Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25% (1.608% at December 31, 2015) due monthly.  Our borrowing availability under the Facility upon termination was $37.5 million.  There were no outstanding borrowings under the Facility at the time of its termination.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of December 31, 2016, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 13.3% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of December 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business.

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014. The complaint alleges that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and seeks unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Depot et Placement du Quebec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company’s retail division were not dismissed. On May 16, 2016, the Company answered the amended complaint. The scheduling order in this action requires that: document production be substantially complete by January 13, 2017; plaintiffs’ class certification motion be fully briefed by May 2, 2017; fact discovery be completed by August 31, 2017; and expert discovery be completed by February 23, 2018.

                We believe the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

Billard v. Angrick, et al., Civ. No. 16-1612-BAH (D. D. C. 2016) and Slingerland v. Angrick, et al., Civ. No. 16-1725-BAH (D. D. C. 2016)

Two of the Company’s stockholders filed putative derivative actions against certain individuals who served on the Company’s Board of Directors or as members of its management between 2012 and 2014 (the “Defendants”). These actions sought recovery from those individuals, and not from the Company. Plaintiffs purportedly brought these actions on the Company’s behalf.  Specifically, on August 8, 2016, Thomas Billard filed a putative derivative complaint in the District Court, which challenged conduct similar to that challenged in the Slingerland complaint filed in the Superior Court, and which asserted claims against the Defendants. The Billard complaint asserted derivative claims for breach of fiduciary, waste, unjust enrichment, and insider trading. On August 25, 2016, the Slingerland plaintiff filed a putative derivative complaint in the District Court that alleges substantially the same claims as the Billard complaint.

On December 15, 2016, the Court in the Billard action dismissed the complaint without prejudice on forum non conveniens grounds based on a Delaware forum selection clause contained in the Company’s bylaws.  Shortly thereafter, the Slingerland plaintiff voluntarily dismissed his complaint in light of the dismissal of the Billard action.

Giradi v. Angrick, et. al., no assigned C.A. No., and Slingerland v. Angrick, et. al., no assigned C.A. No.

On February 2, 2017, plaintiff David Giradi filed a copycat derivative complaint in the Court of Chancery of the State of Delaware that largely tracks the Slingerland and Billard complaints. On February 7, 2017, plaintiff Slingerland refiled his previous copycat derivative complaint in the Court of Chancery of the State of Delaware that largely tracks his prior complaint. The next step in the case will be to consolidate these two cases and then enter into a schedule for briefing a motion to dismiss.

We believe the allegations in all of the above noted complaints are without merit, and we cannot estimate a range of potential liability, if any, at this time.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2016, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2	Amended and Restated Bylaws dated August 2, 2016.
10.1
Supplemental Agreement No. 1 to Surplus Usable Property Sales Contract (Sales Contract Number 14-0091-0002), dated December 6, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2016.

10.2
Liquidity Services, Inc. Second Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 23, 2016.#

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

# Designates management or compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 9, 2017.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

By:	/s/ Michael Sweeney
Michael Sweeney
Vice President and Chief Accounting Officer