Form 10-Q
period 2017-03-31
LIQUIDITY SERVICES INC
filed 2017-05-04
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an "emerging growth company". See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 2, 2017 was 31,485,857.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2017	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,110	$134,513
Accounts receivable, net of allowance for doubtful accounts of $568 and $718 at March 31, 2017 and September 30, 2016, respectively	12,070	10,355
Inventory	22,476	27,610
Tax refund receivable	1,335	1,205
Prepaid taxes	2,433	2,166
Prepaid expenses and other current assets ($1.2 million and $2.2 million measured at fair value as of March 31, 2017 and September 30, 2016, respectively)	9,807	9,063
Total current assets	164,231	184,912
Property and equipment, net	16,105	14,376
Intangible assets, net	1,912	2,650
Goodwill	44,876	45,134
Deferred long-term tax assets	1,021	1,021
Other assets	11,882	12,016
Total assets	$240,027	$260,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,570	$9,732
Accrued expenses and other current liabilities	34,213	45,133
Distributions payable	4,738	1,722
Customer payables	27,847	28,901
Total current liabilities	79,368	85,488
Deferred taxes and other long-term liabilities	10,909	12,010
Total liabilities	90,277	97,498
Commitments and contingencies (Note 11)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,387,442 shares issued and outstanding at March 31, 2017; 30,742,662 shares issued and outstanding at September 30, 2016	29	29
Additional paid-in capital	224,327	220,192
Accumulated other comprehensive loss	(8,962)	(8,571)
Retained earnings (accumulated deficit)	(65,644)	(49,039)
Total stockholders’ equity	149,750	162,611
Total liabilities and stockholders’ equity	$240,027	$260,109

See accompanying notes to the unaudited consolidated financial statements.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue	$52,415	$66,423	$100,395	$116,608
Fee revenue	19,920	20,455	42,736	36,145
Total revenue	72,335	86,878	143,131	152,753
Costs and expenses:
Cost of goods sold (excluding amortization)	34,564	39,927	66,835	66,810
Client distributions	4,960	2,506	9,508	4,863
Technology and operations	21,075	24,678	42,968	47,486
Sales and marketing	9,149	9,148	19,136	18,608
General and administrative	8,230	10,466	18,087	20,534
Depreciation and amortization	1,434	1,660	2,863	3,332
Acquisition costs	—	—	—	39
Total costs and expenses	79,412	88,385	159,397	161,672
Other operating expense	1,319	—	391	—
Loss from operations	(8,396)	(1,507)	(16,657)	(8,919)
Interest (income) expense and other expense, net	(91)	(390)	(102)	(451)
Loss before (benefit) provision for income taxes	(8,305)	(1,117)	(16,555)	(8,468)
(Benefit) provision for income taxes	(53)	(267)	50	(2,421)
Net loss	$(8,252)	$(850)	$(16,605)	$(6,047)
Basic and diluted loss per common share	$(0.26)	$(0.03)	$(0.53)	$(0.20)
Basic and diluted weighted average shares outstanding	31,361,122	30,594,940	31,310,816	30,542,520

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Net loss	$(8,252)	$(850)	$(16,605)	$(6,047)
Other comprehensive income (loss):
Foreign currency translation	248	1,421	(391)	663
Other comprehensive income (loss), net of taxes	248	1,421	(391)	663
Comprehensive (loss) income	$(8,004)	$571	$(16,996)	$(5,384)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at September 30, 2016	30,742,662	$29	$220,192	$(8,571)	$(49,039)	$162,611
Vesting of restricted stock and exercise of stock options	644,780	—	79	—	—	79
Compensation expense from grants of common stock options and restricted stock	—	—	4,056	—	—	4,056
Net loss	—	—	—	—	(16,605)	(16,605)
Foreign currency translation	—	—	—	(391)	—	(391)
Balance at March 31, 2017	31,387,442	$29	$224,327	$(8,962)	$(65,644)	$149,750

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended March 31,
	2017	2016
Operating activities
Net loss	$(16,605)	$(6,047)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	2,863	3,332
Stock compensation expense	3,899	5,144
Provision for inventory allowance	4,636	1,399
Provision for doubtful accounts	(150)	86
Deferred tax benefit	—	(2,421)
Incremental tax benefit from exercise of common stock options	—	213
Impairment of intangible assets	142	—
Change in fair value of financial instruments	(749)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,566)	(1,085)
Inventory	498	(8,075)
Prepaid and deferred taxes	(53)	34,641
Prepaid expenses and other assets	(204)	(1,509)
Accounts payable	2,838	(718)
Accrued expenses and other current liabilities	(11,299)	2,866
Distributions payable	3,016	(1,008)
Customer payables	(1,055)	(2,040)
Other liabilities	(564)	(79)
Net cash (used) provided by operating activities	(14,353)	24,699
Investing activities
Increase in intangibles	(41)	(35)
Purchases of property and equipment, including capitalized software	(3,959)	(2,723)
Net cash used in investing activities	(4,000)	(2,758)
Financing activities
Proceeds from exercise of common stock options (net of tax)	79	—
Incremental tax benefit from exercise of common stock options	—	(213)
Net cash provided (used) by financing activities	79	(213)
Effect of exchange rate differences on cash and cash equivalents	(129)	335
Net (decrease) increase in cash and cash equivalents	(18,403)	22,063
Cash and cash equivalents at beginning of period	134,513	95,465
Cash and cash equivalents at end of period	$116,110	$117,528
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$193	$(34,652)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

Liquidity Services (the “Company”) operates a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.unclesamsretailoutlet.com, and www.irondirect.com. The Company has over 10,000 clients, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. The Company has one reportable segment consisting of an aggregation of four operating segments that manage e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017 or for any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements - Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity’s ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance will become effective for the Company for the annual period ending September 30, 2017. The Company does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

In March, 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new standard will change certain aspects of accounting for share-based payments to employees. Under the new standard, the Company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, the Company will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The APIC pools will be eliminated. For interim reporting purposes, the Company will account for excess tax benefits and tax deficiencies as discrete items in the period in which they occur. The new standard will also allow the Company to repurchase more of an employee’s shares than it can today for income tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require the Company to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. This guidance will become effective for the Company beginning on October 1, 2017. The Company does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. For public business entities, the guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those periods. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. The new revenue guidance will be effective for the Company beginning October 1, 2018. The Company has not yet selected the transition method, and is evaluating the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). Under ASU 2017-04 the entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. For public business entities this update is effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

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

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Charges for unsellable inventory, as well as for inventory written down to expected market price, are included in Cost of goods sold in the period in which they have been determined to occur.  As of March 31, 2017 and September 30, 2016, the Company’s inventory reserve was approximately $3.1 million and $3.4 million, respectively.

Prepaid expenses and other current assets

Prepaid expenses and other current assets includes prepaid income tax, financial assets, the short-term portion of a promissory note, as well as other miscellaneous prepaid expenses. Financial assets are related to participation agreements for principal transactions in the Company's commercial business. Changes in the fair value of the Company's financial assets are recorded in Other operating expense.

Other Assets

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million five-year interest bearing promissory note to the Company. Of the $12.3 million, $1.0 million has been repaid. Of the remaining $11.3 million, $9.8 million was recorded in Other assets, and $1.5 million in Prepaid expenses and other current assets as of March 31, 2017.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

For the three and six months ended March 31, 2017 and 2016, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive.  See Note 7 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive for the three and six months ended March 31, 2017 and 2016.

The following summarizes the basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(Unaudited) (dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average common shares outstanding	31,361,122	30,594,940	31,310,816	30,542,520
Treasury stock effect of options and restricted stock	—	—	—	—

Diluted weighted average common shares outstanding	31,361,122	30,594,940	31,310,816	30,542,520

Net loss	$(8,252)	$(850)	$(16,605)	$(6,047)
Basic and diluted loss per common share	$(0.26)	$(0.03)	$(0.53)	$(0.20)

The basic and diluted weighted average common shares were the same for the three and six months ended March 31, 2017 and 2016 as the inclusion of any dilutive securities would have been antidilutive. These anti-dilutive shares totaled 45,514 and 38,430 for the three and six months ended March 31, 2017, respectively, and zero for the three and six months ended March 31, 2016.

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

The Company presents the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity with a corresponding operating cash outflow in the Consolidated Statements of Cash Flows when it is considered probable that those tax benefits will be realized.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

3.	Significant Contracts

The Company has a Surplus contract with the Defense Logistics Agency Disposition Services (DLA). Under this contract the Company is the remarketer of substantially all Department of Defense (DoD) non-rolling stock surplus turned into the DLA, and available for sale within the United States, Puerto Rico, and Guam. The Surplus contract requires the Company to purchase substantially all usable surplus property offered to the Company by the DoD at a fixed percentage of the DoD's original acquisition value (OAV). This fixed percentage is 4.35%; prior to the date the current Surplus contract became effective, this fixed percentage was 1.8%. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of $9.8 million and $16.1 million for inventory as of March 31, 2017 and September 30, 2016, respectively. The Surplus contract permits either party to terminate the contract for convenience. The initial two-year base period ended in December 2016. On December 6, 2016, the DLA notified the Company that it was exercising the first 1-year extension option. The Surplus contract now extends through December 14, 2017. There are two remaining one-year options to extend, exercisable by the DLA.

Revenue from the Surplus contract accounted for 27.1% and 31.2% of the Company's consolidated revenue for the three months ended March 31, 2017 and 2016, respectively, and 28.5% and 31.1% of the Company's consolidated revenue for the six months ended March 31, 2017 and 2016, respectively.

The Company has a Scrap contract with the DLA under which the Company is the remarketer of substantially all DoD non-electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.

The DLA initiated an Invitation to Bid for the next Scrap contract. Bids were solicited in February 2016, and the contract was awarded to the Company in April 2016. The contract is a three-year contract with two, one-year options. The base period of the Scrap contract will expire on September 30, 2019. The Company will pay a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company will bear all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company. The Company commenced operations under this contract in the quarter ended December 31, 2016.

The original Scrap contract was structured as a profit-sharing arrangement, whereby the profit sharing percentage to the DLA was 65.0%. As a result of moving from a profit-sharing arrangement to a revenue-sharing arrangement, the Company re-named the balance sheet line item from Profit-sharing distributions payable to Distributions payable during the first quarter of fiscal 2017.

Revenue from the Scrap contract accounted for approximately 10.6% and 8.5% of the Company's consolidated revenue for the three months ended March 31, 2017 and 2016, respectively, and 10.3% and 10.4% of the Company's consolidated revenue for the six months ended March 31, 2017 and 2016, respectively.

Additionally, the Company has a contract with a commercial client under which it acquires and sells commercial merchandise. Revenue generated from the arrangement represented approximately 16.7% and 9.8% of the Company's consolidated revenue for the three months ended March 31, 2017 and 2016, respectively, and 14.8% and 9.6% of the Company's consolidated revenue during the six months ended March 31, 2017 and 2016, respectively.

4.	Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following table presents goodwill balances and foreign currency translation adjustments to those balances during the six months ended March 31, 2017:

Goodwill (in thousands)
Balance at September 30, 2016	$45,134
Translation adjustments	(258)
Balance at March 31, 2017	$44,876

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

During fiscal year 2016, the Company made a voluntary change in the method of applying an accounting principle to change the date of the annual goodwill impairment assessment. The date was changed from September 30 to July 1. On July 1, 2016 the Company identified indicators of impairment, performed an impairment analysis, and as a result recorded a $19.0 million impairment charge during the fourth quarter of fiscal 2016. The Company's remaining reporting units with goodwill had fair values as of July 1, 2016 that substantially exceeded their respective book values.

5.	Intangible Assets

The components of identifiable intangible assets as of March 31, 2017 and September 30, 2016 are as follows:

		March 31, 2017			September 30, 2016
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	10	$1,500	$(225)	$1,275	$1,500	$(150)	$1,350
Brand and technology	3 - 5	5,750	(5,506)	244	5,749	(5,018)	731
Covenant not to compete	3 - 5	—	—	—	700	(533)	167
Patent and trademarks	3 - 10	858	(465)	393	820	(418)	402
Total intangible assets		$8,108	$(6,196)	$1,912	$8,769	$(6,119)	$2,650

Future expected amortization of intangible assets at March 31, 2017 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2017 remaining six months	$364
2018	218
2019	211
2020	961
2021 and thereafter	158
Total	$1,912

Intangible assets amortization expense was approximately $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively. Intangible assets amortization expense was approximately $0.6 million and $0.8 million for the six months ended March 31, 2017 and 2016, respectively.

As a result of exiting the TruckCenter business, the Company concluded that the covenant not to compete intangible asset related to this business was impaired and reduced the remaining unamortized value of this intangible asset by $0.1 million, to zero during the six months ended March 31, 2017. This impairment charge is recorded in the Other operating expense line item in the Consolidated Statements of Operations.

6.    Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company recorded a pre-tax loss in the first six months of fiscal year 2017 and its corresponding effective tax rate is approximately -2.3% before recognition of a $0.3 million tax benefit for the recovery of prior year taxes paid.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. During fiscal year 2016, the Company reduced its net operating loss carryforward by $0.7 million for unrecognized tax benefits related to federal and state tax exposures. During the six months ended March 31, 2017, the Company reduced its net operating loss carryforward by $0.2 million for unrecognized tax benefits related to federal and state tax exposures. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company has open federal and state income tax examinations for fiscal years 2012 through 2015. The Company anticipates no material tax liability will arise from these examinations. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2013 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2013 may be adjusted upon examination by tax authorities if they are utilized.

7.    Stockholders’ Equity

Share Repurchase Program

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the six months ended March 31, 2017 or 2016. As of March 31, 2017, the Company may repurchase an additional $10.1 million in shares under this program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Omnibus LongTerm Incentive Plan, or the 2006 Plan, as amended, 13,000,000 shares of common stock were available for issuance as of December 31, 2016. On February 23, 2017, at the Company's annual meeting of stockholders, the stockholders approved amendments to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 3,300,000, to a total of 16,300,000 shares. The 2006 Plan has a fungible share pool so that awards other than options or stock appreciation rights granted would be counted as 1.5 shares from the shares reserved for issuance.

During the six months ended March 31, 2017, the Company canceled options to purchase 40,718 shares and 112,380 restricted shares subject to performance vesting conditions because the Compensation Committee, which administers the 2006 Plan, determined the performance goals had become unachievable. At March 31, 2017, there were 3,110,709 shares remaining reserved for issuance in connection with awards under the 2006 Plan.

During the six months ended March 31, 2017, the Company issued 218,550 cash-settled stock appreciation rights at the price of $10.30, and 127,255 cash-settled stock appreciation rights were forfeited. During fiscal year 2016, the Company issued 1,062,668 cash-settled stock appreciation rights at the price of $4.57, and 153,338 cash-settled stock appreciation rights were forfeited. The cash settled stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights where conditions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination of these conditions. The Company recognizes compensation cost with respect to stock appreciation rights only subject to service vesting conditions on a straight-line basis over the explicit service period. For awards subject to both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance vesting condition will be met. The stock appreciation rights that are only subject to service vesting conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the six months ended March 31, 2017 and year ended September 30, 2016 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2015	1,472,643	$17.46
Options granted	583,228	6.68
Options exercised	(1,251)	7.48
Options canceled	(346,133)	16.99
Options outstanding at September 30, 2016	1,708,487	13.91
Options granted	232,845	9.18
Options exercised	(10,459)	7.56
Options canceled	(123,348)	10.73
Options outstanding at March 31, 2017	1,807,525	13.55
Options exercisable at March 31, 2017	1,297,647	15.17

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at March 31, 2017 is approximately $705,984 and 6.15 and $506,934 and 5.35 years, respectively, based on a stock price per share of $8.00 on March 31, 2017.  Over the last three years, volatility rates have ranged from 51.49% to 77.92%, the dividend rate has been 0%, risk free interest rates have ranged from 0.26% to 1.75% and expected forfeiture rates have ranged from 21.38% to 23.54%.

Restricted Share Activity

A summary of the Company’s restricted share activity for the six months ended March 31, 2017 and year ended September 30, 2016 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2015	2,367,187	$16.08
Restricted shares granted	1,504,655	5.54
Restricted shares vested	(715,188)	16.09
Restricted shares canceled	(495,409)	20.25
Unvested restricted shares at September 30, 2016	2,661,245	9.34
Restricted shares granted	743,352	9.15
Restricted shares vested	(634,321)	11.20
Restricted shares canceled	(407,048)	9.68
Unvested restricted shares at March 31, 2017	2,363,228	8.73

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at March 31, 2017 was approximately $18.91 million and 8.7 years, respectively, based on a stock price per share of $8.00 on March 31, 2017.

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

As of March 31, 2017, and September 30, 2016, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of March 31, 2017, and September 30, 2016, the Company had financial assets that are measured at fair value and are classified as Level 3 assets within the fair value hierarchy. The Company has elected to record the financial assets using the fair value option under ASC 825, Financial Instruments. These financial assets represent the value of rights the Company holds from its participation in certain principal transactions in the Company's commercial business, where a third party partner owns the underlying assets to be sold, and the Company has contributed funds to the partner towards purchasing those underlying assets. These assets are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The changes in financial assets measured at fair value for which the Company has used Level 3 inputs to determine fair value for the six months ended March 31, 2017 are as follows ($ in thousands):

Level 3 Assets

Balance at September 30, 2016	$2,200
Acquisition of financial assets	2,662
Settlements	(4,406)
Change in fair value of financial assets	749
Balance at March 31, 2017	$1,205

During the three months ended March 31, 2017, the Company recognized a decline in fair value of its financial assets of approximately $0.2 million. During the six months ended March 31, 2017, the Company recognized a gain of approximately $0.7 million on its financial assets.

When valuing its Level 3 assets, the Company gives consideration to asset condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected generated proceeds. The valuation procedures are primarily based on management's projection of the value of the assets securing the financial investment. Management’s estimation of the fair value of these assets is based on the best information available in the circumstances and may incorporate management's own assumptions around market demand for these assets which could involve a level of judgment, taking into consideration a combination of internal and external factors. Changes in fair value of the Company's Level 3 assets are recorded in Other operating expense in the Consolidated Statements of Operations.

The Company’s financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days). The Company believes the carrying value of these instruments approximates fair value due to their short-term maturities.

9.     Defined Benefit Pension Plan

Certain employees of Liquidity Services UK Limited (“GoIndustry”), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the “Scheme”), a qualified defined benefit pension plan.

The net periodic benefit recognized for the three and six months ended March 31, 2017 and 2016 included the following components:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
Qualified Defined Benefit Pension Plan	2017	2016	2017	2016
	(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	144	207	289	429
Expected return on plan assets	(206)	(269)	(411)	(552)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	—
Amortization of transitional obligation/(asset)	—	—	—	—
Total net periodic (benefit)	$(62)	$(62)	$(122)	$(123)

10.    Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry and the Trustees (the “Trustees”) of the Henry Butcher Pension Fund and Life Assurance Scheme (the ‘‘Scheme’’). Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by GoIndustry of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever GoIndustry does not pay any amount when due in respect of the Company's Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by the Company is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.  The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. As of March 31, 2017, the Company's Plan assets exceeded Plan liabilities by approximately $0.1 million. As of September 30, 2016, the Company's Plan liabilities exceeded Plan assets by approximately $0.6 million. The funded status of the Scheme as of September 30, 2016, was disclosed in Note 14, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

11.      Legal Proceedings

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company’s retail division were not dismissed. On May 16, 2016, the Company answered the amended complaint. The scheduling order in this action requires that: plaintiffs’ class certification motion be fully briefed by May 16, 2017; fact discovery be completed by November 30, 2017; and expert discovery be completed by May 23, 2018.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

Slingerland v. Angrick, et al., Civ. No. 16-1725-BAH (D. D. C. 2016) and Billard v. Angrick, et al., Civ. No. 16-1612-BAH (D. D. C. 2016)

Two of the Company’s stockholders filed putative derivative actions against certain individuals who served on the Company’s Board of Directors or as members of its management between 2012 and 2014. These actions sought recovery from those individuals, and not from the Company, and purportedly were brought on the Company’s behalf. Specifically, on June 7, 2016, plaintiff Harold Slingerland filed a putative derivative complaint in the Superior Court for the District of Columbia (the “Superior Court”). The Slingerland complaint asserted that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that are alleged in the amended complaint in the Howard action and exposing the Company to potentially significant costs and expenses in connection with defending that action. The complaint sought monetary damages from the defendants, changes to the Company’s corporate governance, disgorgement of any profits, benefits, or other compensation obtained by the defendants, and an award of attorneys’ fees, costs, and expenses for the plaintiff’s counsel. The plaintiff never served his complaint and, on August 3, 2016, the action was voluntarily dismissed.

On August 8, 2016, plaintiff Thomas Billard filed a putative derivative complaint in the District Court, which alleged similar breach of fiduciary duty claims as the Slingerland complaint, and also included claims of corporate waste, unjust enrichment, and insider trading. On August 25, 2016, the Slingerland plaintiff filed a putative derivative complaint in the District Court that alleged substantially the same claims as the Billard complaint. On December 15, 2016, the District Court dismissed the complaint without prejudice on forum non conveniens grounds based on a Delaware forum selection clause contained in the Company’s bylaws. Shortly thereafter, the Slingerland plaintiff voluntarily dismissed his complaint.

In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch.)

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”) that alleged substantially the same claims as the Slingerland and Billard complaints filed in the District Court. On February 7, 2017, plaintiff Slingerland filed a derivative complaint in the Court of Chancery that alleged substantially the same claims as the complaint he filed in the District Court. On March 9, 2017, plaintiffs Girardi and Slingerland filed a consolidated putative derivative complaint in the Court of Chancery that alleged substantially the same claims as those contained in plaintiff Girardi’s February 2017 complaint. The Court of Chancery has entered a briefing schedule on a motion to dismiss filed by the defendents under which the defendants’ motion to dismiss will be fully briefed by July 21, 2017.

The Company believes the allegations in the complaints are without merit, and cannot estimate a range of potential liability, if any, at this time.

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

Overview

About us.  We operate a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.unclesamsretailoutlet.com, and www.irondirect.com. We have over 10,000 clients, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. We have one reportable segment consisting of an aggregation of four operating segments that manage e-commerce marketplaces for sellers and buyers of new, surplus, and scrap assets.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended March 31, 2017, the number of registered buyers grew from 2,923,000 to 3,028,000, or approximately 3.6%.

Our revenue.  We generate substantially all of our revenue by retaining a percentage of the proceeds from the sales we manage for our sellers. We offer our sellers various transaction models.

•
Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 61.9% and 59.9% of our total revenue for the three and six months ended March 31, 2017, respectively. The merchandise sold under our purchase model accounted for approximately 27.2% and 26.6% of our gross merchandise value, or GMV for the three and six months ended March 31, 2017, respectively. GMV is the total sales value of all merchandise sold through our marketplaces during a given period.

•
Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales in our marketplaces of merchandise that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 21.8% and 23.2% of our total revenue for the three and six months ended March 31, 2017, respectively. The merchandise sold under our consignment model accounted for approximately 68.1% and 68.8% of our GMV for the three and six months ended March 31, 2017, respectively.

•
Other.  This revenue category is intended to include revenue we earn from revenue-sharing transactions and non-consignment fee revenue. Our Scrap business moved from a profit-sharing model in fiscal 2016 to a revenue-sharing model in fiscal 2017. Under these models, we purchase inventory from our suppliers and share with them a portion of the revenue and profits received from a completed sale in the form of a distribution. The revenue from our Scrap contract is recognized within the Revenue line item on the Consolidated Statements of Operations. The non-consignment fee revenue is largely made up of service revenue related to our Surplus contract. This revenue is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Other revenue accounted for approximately 16.3% and 16.9% of our total revenue for the three and six months ended March 31, 2017, respectively, and approximately 4.7% and 4.6% of our GMV for the three and six months ended March 31, 2017, respectively.

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

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•Surplus Contract.  The Surplus Contract is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires us to purchase substantially all usable non-rolling stock surplus property offered by the DoD at 4.35% of the DoD’s original acquisition value (OAV). The current Surplus Contract, which is the third such contract awarded to us since 2001, became effective in December 2014, covers only non-rolling stock and has a base term of two years with four one-year options to extend. The prior, or second, Surplus Contract required us to purchase substantially all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD’s OAV; the wind-down period under the second Surplus Contract was in effect until January 2017 to allow for the continued processing of usable Recycling Control Point (RCP) non-rolling stock surplus property. The Surplus Contract permits either party to terminate the contract for convenience. The initial two-year base period ended in December 2016. On December 6, 2016, the DLA notified the Company that it was exercising the first one-year extension option. The Surplus contract now extends through December 14, 2017. There are two remaining one-year options to extend, exercisable by the DLA.

Revenue from the Surplus Contract accounted for 27.1% and 31.2% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively, and 28.5% and 31.1% of our consolidated revenue for the six months ended March 31, 2017 and 2016, respectively. The property sold under the Surplus Contract accounted for 9.5% and 14.3% of our GMV for the three months ended March 31, 2017 and 2016, respectively, and 9.7% and 13.9% of our GMV for the six months ended March 31, 2017 and 2016, respectively.

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

Revenue from the Scrap Contract accounted for approximately 10.6% and 8.5% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively, and 10.3% and 10.4% of our consolidated revenue for the six months ended March 31, 2017 and 2016, respectively. The property sold under the Scrap Contract accounted for 4.7% and 4.8% of our GMV for the three months ended March 31, 2017 and 2016, respectively, and 4.5% and 5.2% of our GMV for the six months ended March 31, 2017 and 2016, respectively.

Our commercial, as well as state and local government agreements.  We have over 600 corporate clients each of which has sold in excess of $10,000 of surplus and salvage assets in our marketplaces during the last twelve months, as well as approximately 9,800 state and local government clients. Our agreements with these clients are generally terminable at will by either party.

We have a contract with a commercial client under which we acquire and sell commercial merchandise. Revenue generated from the arrangement represented approximately 16.7% and 9.8% of our consolidated revenue for the three months ended March 31, 2017 and 2016, respectively, and 14.8% and 9.6% of our consolidated revenue during the six months ended March 31, 2017 and 2016, respectively.

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

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended March 31, 2017 and 2016 totaled $163.7 million and $153.0 million, respectively. The GMV of goods sold in our marketplaces during the six months ended March 31, 2017 and 2016 totaled $323.4 million and $304.4 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2017 and September 30, 2016, we had 3,028,000 and 2,986,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the three and six months ended March 31, 2017, approximately 619,000 and 1,163,000 total auction participants participated in auctions on our marketplaces, respectively. For the three and six months ended March 31, 2016, approximately 636,000 and 1,198,000 total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and six months ended March 31, 2017 we completed approximately 144,000 and 272,000 transactions, respectively. During the three and six months ended March 31, 2016, we completed approximately 153,000 and 286,000 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest expense (income) and other expense, net; provision for income taxes; and depreciation and amortization. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for items that we do not consider indicative of our core operating performance, such as stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, disposition expenses, and goodwill and long-lived asset impairment.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
	(In thousands) (Unaudited)
Net loss	$(8,252)	$(850)	$(16,605)	$(6,047)
Interest (income) expense and other expense, net	(91)	(390)	(102)	(451)
(Benefit) provision for income taxes	(53)	(267)	50	(2,421)
Depreciation and amortization	1,434	1,660	2,863	3,332
EBITDA	(6,962)	153	(13,794)	(5,587)
Stock compensation expense	1,399	2,724	3,899	5,144
Acquisition costs	—	—	—	39
Business realignment expenses*	1,140	—	1,140	—
Adjusted EBITDA	$(4,423)	$2,877	$(8,755)	$(404)

*Business realignment expenses are included within the Other operating expense line item in the Consolidated Statements of Operations.

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

The amount of our revenue that was generated outside of the U.S. for the three months ended March 31, 2017 and 2016 was 10.4% and 13.1%, respectively. The amount of our revenue that was generated outside of the U.S. for the six months ended March 31, 2017 and 2016 was 11.8% and 12.5%, respectively.

Inventory.  Inventory consists of products available for sale and is valued at the lower of cost or market value.  This valuation requires us to make judgments based on currently available information about expected recoverable value.

Business combinations.  We recognize all assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense.

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

A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management. During fiscal year 2016 we concluded the Company to have five reporting units—Retail Supply Chain Group ("RSCG"), Capital Assets Group ("CAG"), GovDeals, Truckcenter, and IronDirect. On January 30, 2017, the Company decided to exit its Truckcenter land-based, live auction and retail business in order to focus its time and resources on its online marketplace strategy. As a result, as of March 31, 2017, the Company has four reporting units. We will continue to sell trucks and related equipment through our other online marketplaces.

During fiscal year 2016, we made a voluntary change in the method of applying an accounting principle to change the date of the annual goodwill impairment assessment. The date was changed from September 30 to July 1. As a result, the last impairment assessment was performed as of July 1, 2016 and we identified indicators of impairment, and as a result performed step one of the goodwill impairment test. We performed the step one test using a discounted cash flow method. We concluded that the carrying value exceeded fair value for one of the Company's five reporting units that had goodwill. Accordingly, we performed the step two test to derive the fair value of the goodwill, and as a result recorded a $19.0 million impairment charge during the fourth quarter of 2016. The goodwill impairment was due to updated assumptions used in the fair value calculation. The remaining reporting units with goodwill had fair values that substantially exceeded their book value.

     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $46.8 million at March 31, 2017. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

On the basis of the evaluation, we recorded a charge of $35.8 million to our valuation allowance during the fiscal year ended September 30, 2016. During the six months ended March 31, 2017, we recorded a charge of $5.4 million to our valuation allowance to recognize only the portion of our deferred tax asset that is more likely than not to be realized.

We apply the authoritative guidance related to accounting for uncertainty in income taxes. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During the six months ended March 31, 2017, the Company reduced its net operating loss carryforward by $0.2 million for unrecognized tax benefits related to federal and state exposures.

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

Technology and operations.  Technology expenses consist primarily of personnel costs related to our programming staff who develop and deploy new marketplaces and continuously enhance existing marketplaces. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne platform. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain of our internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350. As such, we are capitalizing certain development costs associated with our LiquidityOne platform. During the second quarter of fiscal 2017, we determined that a customer sales module of the LiquidityOne platform was ready for its intended use. As such, we began amortizing the associated capitalized costs during the second quarter of fiscal 2017.

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

Depreciation and amortization.  Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment and amortization of intangible assets.

Acquisition costs.  Acquisition costs consist of expenses incurred to complete a business combination.

Other operating expense. Other operating expense includes the change in fair value of financial assets and liabilities, as well as the business realignment expenses associated with the exit of our TruckCenter land-based, live auction and retail business.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	47.8	46.0	46.7	43.7
Client distributions	6.9	2.9	6.6	3.2
Technology and operations	29.1	28.4	30.0	31.1
Sales and marketing	12.6	10.5	13.4	12.2
General and administrative	11.4	12.0	12.6	13.4
Depreciation and amortization	2.0	1.9	2.0	2.2
Acquisition costs	—	—	—	—
Total costs and expenses	109.8	101.7	111.3	105.8
Other operating expense	1.8	—	0.3	—
Loss from operations	(11.6)	(1.7)	(11.6)	(5.8)
Interest (income) expense and other expense, net	(0.1)	(0.4)	(0.1)	(0.3)
Loss before (benefit) provision for income taxes	(11.5)	(1.3)	(11.5)	(5.5)
(Benefit) provision for income taxes	(0.1)	(0.3)	—	(1.6)
Net loss	(11.4)%	(1.0)%	(11.5)%	(3.9)%

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue.  Revenue decreased $14.6 million, or 16.8%, to $72.3 million for the three months ended March 31, 2017 from $86.9 million for the three months ended March 31, 2016, due to (1) an 18.4% decrease, or $8.7 million, in our commercial marketplaces resulting from a decrease in revenue within our industrial vertical, as well as a decrease in Truckcenter sales resulting from our exit of the land-based, live auction and retail business, partially offset by an increase in our energy vertical, as well as an increase in revenue from growth in new programs as well as core accounts in our retail marketplace; (2) a 21.0% decrease, or $7.3 million, in our DoD business due to lower volume and lower service revenue related to our Surplus contract; and (3) a 25.8% increase, or $1.4 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients. GMV increased 7.0%, or $10.7 million to $163.7 million, for the three months ended March 31, 2017 from $153.0 million for the three months ended March 31, 2016, due to (1) a 2.9% GMV increase, or $2.1 million, in our commercial marketplaces due to growth in new programs as well as core accounts in our retail marketplace, an increase in our energy vertical, partially offset by a decrease in GMV from our industrial business, and a decrease in Truckcenter sales resulting from our exit of the land-based, live auction and retail business; (2) a 29.5% increase, or $14.7 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients, and (3) partially offset by a 20.9% GMV decrease, or $6.1 million, in our DoD business due to lower volume related to our Surplus contract. Overall, GMV increased while revenue decreased year over year, as growth in our consignment accounts more than offset comparatively lower principal deals activity in our commercial marketplaces and lower volumes at our DOD contracts.

Cost of goods sold.  Cost of goods sold decreased $5.3 million, or 13.3%, to $34.6 million for the three months ended March 31, 2017 from $39.9 million for the three months ended March 31, 2016.  This decrease is attributed to a decrease in transactions within the industrial vertical of our commercial marketplaces, as well as in the Truckcenter business, partially offset by an increase in cost of goods sold within our retail marketplace due to an increase in certain prices we pay for inventory. Cost of goods sold increased to 47.8% of revenue, from 46.0% in the prior year.

Client distributions.  Client distributions increased $2.5 million, or 100.0%, to $5.0 million for the three months ended March 31, 2017 from $2.5 million for the three months ended March 31, 2016 due to the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, distributions increased to 6.9% from 2.9%, which is due to the increases described above.

Technology and operations expenses.  Technology and operations expenses decreased $3.6 million, or 14.6%, to $21.1 million for the three months ended March 31, 2017 from $24.7 million for the three months ended March 31, 2016. The decrease can be attributed to less technology related consulting cost as well as a decrease in staff and warehouse cost. As a percentage of revenue, technology and operations expenses increased to 29.1% from 28.4% in the prior year.

Sales and marketing expenses.  Sales and marketing expenses remained flat at $9.1 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016.  As a percentage of revenue, sales and marketing expenses increased to 12.6% from 10.5% in the prior year.

General and administrative expenses.  General and administrative expenses decreased $2.3 million, or 21.9%, to $8.2 million for the three months ended March 31, 2017 from $10.5 million for the three months ended March 31, 2016 due to lower staff related costs. As a percentage of revenue, general and administrative expenses decreased to 11.4% from 12.0% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.3 million, or 17.6%, to $1.4 million for the three months ended March 31, 2017 from $1.7 million for the three months ended March 31, 2016.

Other operating expense.  Other operating expense of $1.3 million represents a $0.2 million decline in the value of a right the Company holds from its participation in a principal transaction in the Company's commercial business, and $1.1 million in expenses relating to the exit of the TruckCenter land-based, live auction and retail business. The Company did not incur other operating expense during the three months ended March 31, 2016.

Interest (income) expense and other expense, net. Interest income (expense) and other expense, net, decreased $0.3 million, to $0.1 million of income for the three months ended March 31, 2017 from $0.4 million for the three months ended March 31, 2016.

Benefit for income taxes.  Benefit for income taxes decreased $0.2 million, to a benefit of $0.1 million for the three months ended March 31, 2017 from a benefit of $0.3 million for the three months ended March 31, 2016 due to a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments.

 Net loss.  Net loss for the three months ended March 31, 2017 increased $7.4 million to $8.3 million compared to $0.9 million for the three months ended March 31, 2016.

Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Revenue.  Revenue decreased $9.7 million, or 6.3%, to $143.1 million for the six months ended March 31, 2017 from $152.8 million for the six months ended March 31, 2016, due to (1) a 4.3% decrease, or $3.3 million, in our commercial marketplaces due to a decrease in revenue within our industrial vertical, as well as a decrease in Truckcenter sales resulting from our exit of the land-based, live auction and retail business, partially offset by growth in new programs as well as core accounts in our retail marketplace, as well as an increase in our energy vertical; (2) a 12.6% decrease, or $8.0 million, in our DoD businesses due to lower volume related to our Surplus contract, and an unfavorable shift in the mix of commodities sold within our Scrap contract, partially offset by higher commodity prices and volumes, as well as higher service revenue; and (3) a 16.8% increase, or $1.8 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients. GMV increased 6.2%, or $19.0 million to $323.4 million, for the six months ended March 31, 2017 from $304.4 million for the six months ended March 31, 2016, due to (1) an 8.8% GMV increase, or $12.6 million, in our commercial marketplaces due to an increase in our energy vertical, a growth in new programs as well as core accounts in our retail marketplace, partially offset by a decrease in GMV from our industrial vertical, as well as a decrease in Truckcenter sales resulting from the decision to exit the land-based, live auction and retail business; (2) an 18.3% increase, or $18.6 million, in our state and local government (GovDeals) marketplace due to an increase in the number of new sellers and additional sales volume from existing clients, and (3) partially offset by a 21.0% GMV decrease, or $12.2 million, in our DoD businesses due to lower volume related to our Surplus contract, and an unfavorable shift in the mix of commodities sold within our Scrap contract, partially offset by higher commodity prices and volumes. Overall, GMV increased while revenue decreased year over year, as growth in our consignment accounts more than offset comparatively lower principal deals activity in our commercial marketplaces and lower volumes at our DOD contracts.

Cost of goods sold.  Cost of goods sold remained flat at $66.8 million for the six months ended March 31, 2017 and March 31, 2016. There was an increase in cost of goods sold as a result of the price we pay for inventory under the current Surplus contract, as well as prices we pay for certain inventory within our retail business, offset by a decrease in transactions within our industrial and Truckcenter businesses. Cost of goods sold increased to 46.7% of revenue, from 43.7% in the prior year.

Client distributions.  Client distributions increased $4.6 million, or 93.9%, to $9.5 million for the six months ended March 31, 2017 from $4.9 million for the six months ended March 31, 2016 due to the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, distributions increased to 6.6% from 3.2%, which is due to the increases described above.

Technology and operations expenses.  Technology and operations expenses decreased $4.5 million, or 9.5%, to $43.0 million for the six months ended March 31, 2017 from $47.5 million for the six months ended March 31, 2016.  The decrease can be attributed to less technology related consulting cost as well as a decrease in staff and warehouse costs. As a percentage of revenue, technology and operations expenses decreased to 30.0% from 31.1% in the prior year.

Sales and marketing expenses.  Sales and marketing expenses increased $0.5 million, or 2.7%, to $19.1 million for the six months ended March 31, 2017 from $18.6 million for the six months ended March 31, 2016, which is not significant.  As a percentage of revenue, sales and marketing expenses increased to 13.4% from 12.2% in the prior year.

General and administrative expenses.  General and administrative expenses decreased $2.4 million, or 11.7%, to $18.1 million for the six months ended March 31, 2017 from $20.5 million for the six months ended March 31, 2016 due to lower staff related costs. As a percentage of revenue, general and administrative expenses decreased to 12.6% from 13.4% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.4 million, or 12.1%, to $2.9 million for the six months ended March 31, 2017 from $3.3 million for the six months ended March 31, 2016.

Other operating expense.  Other operating expense of $0.4 million represents a $0.7 million increase in the value of a right the Company holds from its participation in a principal transaction in the Company's commercial business, and $1.1 million in expenses relating to the exit of the TruckCenter land-based, live auction and retail business. The Company did not incur other operating expense during the six months ended March 31, 2016.

Interest (income) expense and other expense, net. Interest income (expense) and other expense, net, decreased $0.4 million, to $0.1 million of income for the six months ended March 31, 2017 from $0.5 million for the six months ended March 31, 2016.

Provision for income taxes.  Provision for income taxes increased $2.5 million, to a provision of $0.1 million for the six months ended March 31, 2017 from a benefit of $2.4 million for the six months ended March 31, 2016 due to a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments. The Company’s effective income tax rate was -2.3% for the six months ended March 31, 2017 before recognition of a $0.3 million tax benefit for the recovery of prior year taxes paid. The 2017 effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of the valuation allowance charge and the impact of foreign, state, and local income taxes and permanent tax adjustments. We expect our future years’ tax rates to be near zero until we have sufficient evidence to reverse our valuation allowance and recognize our deferred assets.

 Net loss.  Net loss for the six months ended March 31, 2017 increased $10.6 million to $16.6 million compared to a loss of $6.0 million for the six months ended March 31, 2016.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of March 31, 2017, we had approximately $116.1 million in cash and cash equivalents. Effective March 25, 2016, we terminated our $75 million senior credit facility. Termination of the Senior Credit Facility has not had, and we do not expect to have a material effect on our liquidity or financial position. Throughout the quarter, we have continued to advance the design and development of our LiquidityOne platform, services and analytical tools to empower our clients to maximize bottom-line return, and transform their supply chain into a high-performing business function. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and clients about the initiative. As part of this process, we have invested in new business ventures, such as our IronDirect marketplace in the construction vertical. We expect that the IronDirect marketplace may generate future synergies with our other marketplaces when IronDirect customers dispose of the construction equipment purchased from this marketplace.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $9.9 million as of March 31, 2017. As of March 31, 2017 and September 30, 2016, approximately $18.7 million and $20.0 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.  We did not repurchase shares under this program during the six months ended March 31, 2017 or 2016.  As of March 31, 2017, we may repurchase an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2017 Compared to Six Months Ended March 31, 2016

Net cash used in operating activities was $14.4 million for the six months ended March 31, 2017, and net cash provided by operating activities was $24.7 million for the six months ended March 31, 2016. The $39.1 million decrease in cash provided by operating activities between periods was attributable to the $34.7 million recognized in fiscal 2016 related to the recovery of prior year income taxes, as well as the greater loss in fiscal year 2017.

Net cash used in investing activities was $4.0 million for the six months ended March 31, 2017 and $2.8 million for the six months ended March 31, 2016. Net cash used in investing activities for both periods consisted primarily of expenditures for capitalized software, purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $0.08 million for the six months ended March 31, 2017 and net cash used in financing activities was $0.2 million for the six months ended March 31, 2016. Net cash provided by financing activities for the six months ended March 31, 2017 consisted primarily of proceeds from the exercise of stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne platform. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2017 were $4.0 million. As of March 31, 2017, we had no outstanding commitments for capital expenditures.

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

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value added services and the costs to establish additional distribution centers, as well as to develop our LiquidityOne platform. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of March 31, 2017, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 11.8% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business.

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company’s retail division were not dismissed. On May 16, 2016, the Company answered the amended complaint. The scheduling order in this action requires that: plaintiffs’ class certification motion be fully briefed by May 16, 2017; fact discovery be completed by November 30, 2017; and expert discovery be completed by May 23, 2018.

We believe the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

Slingerland v. Angrick, et al., Civ. No. 16-1725-BAH (D. D. C. 2016) and Billard v. Angrick, et al., Civ. No. 16-1612-BAH (D. D. C. 2016)

Two of the Company’s stockholders filed putative derivative actions against certain individuals who served on the Company’s Board of Directors or as members of its management between 2012 and 2014. These actions sought recovery from those individuals, and not from the Company, and purportedly were brought on the Company’s behalf. Specifically, on June 7, 2016, plaintiff Harold Slingerland filed a putative derivative complaint in the Superior Court for the District of Columbia (the “Superior Court”). The Slingerland complaint asserted that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that are alleged in the amended complaint in the Howard action and exposing the Company to potentially significant costs and expenses in connection with defending that action. The complaint sought monetary damages from the defendants, changes to the Company’s corporate governance, disgorgement of any profits, benefits, or other compensation obtained by the defendants, and an award of attorneys’ fees, costs, and expenses for the plaintiff’s counsel. The plaintiff never served his complaint and, on August 3, 2016, the action was voluntarily dismissed.

On August 8, 2016, plaintiff Thomas Billard filed a putative derivative complaint in the District Court, which alleged similar breach of fiduciary duty claims as the Slingerland complaint, and that also included claims for corporate waste, unjust enrichment, and insider trading. On August 25, 2016, the Slingerland plaintiff filed a putative derivative complaint in the District Court that alleged substantially the same claims as the Billard complaint. On December 15, 2016, the District Court dismissed the complaint without prejudice on forum non conveniens grounds based on a Delaware forum selection clause contained in the Company’s bylaws. Shortly thereafter, the Slingerland plaintiff voluntarily dismissed his complaint.

In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch.)

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”) that alleged substantially the same claims as the Slingerland and Billard complaints filed in the District Court. On February 7, 2017, plaintiff Slingerland filed a derivative complaint in the Court of Chancery that alleged substantially the same claims as the complaint he filed in the District Court. On March 9, 2017, plaintiffs Girardi and Slingerland filed a consolidated putative derivative complaint in the Court of Chancery that alleged substantially the same claims as those contained in plaintiff Girardi’s February 2017 complaint. The Court of Chancery has entered a briefing schedule on a motion to dismiss filed by the defendents under which the defendants’ motion to dismiss will be fully briefed by July 21, 2017.

We believe the allegations in the complaints are without merit, and we cannot estimate a range of potential liability, if any, at this time.

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

3.2	Amended and Restated Bylaws dated August 2, 2016.
10.1	Form of Option Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2017.#
10.2	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2017.#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

# Designates management or compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 4, 2017.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

By:	/s/ Michael Sweeney
Michael Sweeney
Vice President and Chief Accounting Officer