Form 10-Q
period 2017-06-30
LIQUIDITY SERVICES INC
filed 2017-08-03
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 1, 2017 was 31,503,349.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2017	September 30, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,935	$134,513
Accounts receivable, net of allowance for doubtful accounts of $643 and $718 at June 30, 2017 and September 30, 2016, respectively	11,621	10,355
Inventory	18,876	27,610
Tax refund receivable	378	1,205
Prepaid taxes	1,981	2,166
Prepaid expenses and other current assets ($0.9 million and $2.2 million measured at fair value as of June 30, 2017 and September 30, 2016, respectively)	7,891	9,063
Total current assets	154,682	184,912
Property and equipment, net	16,689	14,376
Intangible assets, net	1,374	2,650
Goodwill	45,189	45,134
Deferred long-term tax assets	1,021	1,021
Other assets	12,611	12,016
Total assets	$231,566	$260,109
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,768	$9,732
Accrued expenses and other current liabilities	31,742	45,133
Distributions payable	9,930	1,722
Customer payables	23,931	28,901
Total current liabilities	77,371	85,488
Deferred taxes and other long-term liabilities	10,642	12,010
Total liabilities	88,013	97,498
Commitments and contingencies (Note 11)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,485,857 shares issued and outstanding at June 30, 2017; 30,742,662 shares issued and outstanding at September 30, 2016	29	29
Additional paid-in capital	226,422	220,192
Accumulated other comprehensive loss	(8,639)	(8,571)
Retained earnings (accumulated deficit)	(74,259)	(49,039)
Total stockholders’ equity	143,553	162,611
Total liabilities and stockholders’ equity	$231,566	$260,109

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue	$44,404	$62,025	$144,799	$178,633
Fee revenue	21,116	23,163	63,851	59,308
Total revenue	65,520	85,188	208,650	237,941
Costs and expenses:
Cost of goods sold (excluding amortization)	30,413	39,292	97,248	106,102
Client distributions	5,189	2,663	14,697	7,526
Technology and operations	19,639	22,541	62,607	70,026
Sales and marketing	8,273	9,967	27,410	28,575
General and administrative	8,751	9,042	26,836	29,576
Depreciation and amortization	1,365	1,616	4,228	4,948
Acquisition costs	—	—	—	39
Total costs and expenses	73,630	85,121	233,026	246,792
Other operating expense	652	—	1,044	—
(Loss) income from operations	(8,762)	67	(25,420)	(8,851)
Interest (income) expense and other expense, net	(189)	208	(291)	(242)
Loss before provision (benefit) for income taxes	(8,573)	(141)	(25,129)	(8,609)
Provision (benefit) for income taxes	41	(17)	91	(2,438)
Net loss	$(8,614)	$(124)	$(25,220)	$(6,171)
Basic and diluted loss per common share	$(0.27)	$0.00	$(0.80)	$(0.20)
Basic and diluted weighted average shares outstanding	31,485,599	30,726,554	31,369,077	30,603,641

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(8,614)	$(124)	$(25,220)	$(6,171)
Other comprehensive income (loss):
Foreign currency translation	323	(117)	(68)	546
Other comprehensive income (loss), net of taxes	323	(117)	(68)	546
Comprehensive loss	$(8,291)	$(241)	$(25,288)	$(5,625)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Changes in Stockholders’ Equity
(In Thousands Except Share Data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance at September 30, 2016	30,742,662	$29	$220,192	$(8,571)	$(49,039)	$162,611
Vesting of restricted stock and exercise of stock options	743,195	—	93	—	—	93
Compensation expense from grants of common stock options and restricted stock	—	—	6,137	—	—	6,137
Net loss	—	—	—	—	$(25,220)	(25,220)
Foreign currency translation	—	—	—	(68)	—	(68)
Balance at June 30, 2017	31,485,857	$29	$226,422	$(8,639)	$(74,259)	$143,553

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended June 30,
	2017	2016
Operating activities
Net loss	$(25,220)	$(6,171)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	4,228	4,948
Stock compensation expense	5,462	8,228
Provision for inventory allowance	8,101	2,052
Provision for doubtful accounts	(1)	226
Deferred tax benefit	—	(2,438)
Incremental tax benefit from exercise of common stock options	—	138
Impairment of long-lived assets	1,028	—
Change in fair value of financial instruments	(749)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,274)	(2,997)
Inventory	633	(2,371)
Prepaid and deferred taxes	1,356	33,938
Prepaid expenses and other assets	981	(1,919)
Accounts payable	2,036	(988)
Accrued expenses and other current liabilities	(13,422)	7,907
Distributions payable	8,208	(998)
Customer payables	(4,971)	(785)
Other liabilities	(662)	(134)
Net cash (used) provided by operating activities	(14,266)	38,636
Investing activities
Increase in intangibles	(78)	(46)
Purchases of property and equipment, including capitalized software	(6,210)	(4,587)
Net cash used in investing activities	(6,288)	(4,633)
Financing activities
Proceeds from exercise of common stock options (net of tax)	93	—
Incremental tax benefit from exercise of common stock options	—	(138)
Net cash provided (used) by financing activities	93	(138)
Effect of exchange rate differences on cash and cash equivalents	(117)	535
Net (decrease) increase in cash and cash equivalents	(20,578)	34,400
Cash and cash equivalents at beginning of period	134,513	95,465
Cash and cash equivalents at end of period	$113,935	$129,865
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$(931)	$(34,001)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

Liquidity Services (the “Company”) operates a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.unclesamsretailoutlet.com, www.irondirect.com, and auctiondeals.com. The Company has over 10,000 clients, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. The Company has three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2017, or for any future period.  Fee revenue is revenue earned under the consignment model, as well as other fee revenue, and is presented separately as it accounts for more than 10% of total revenue.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new standard will change certain aspects of accounting for share-based payments to employees. Under the new standard, the Company will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, the Company will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The APIC pools will be eliminated. For interim reporting purposes, the Company will account for excess tax benefits and tax deficiencies as discrete items in the period in which they occur. The new standard will also allow the Company to repurchase more of an employee’s shares than it can today for income tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require the Company to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. This guidance will become effective for the Company beginning on October 1, 2017. The Company does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies how entities should classify certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees, and amends certain disclosure requirements of Accounting Standards Codification ("ASC") 230. The guidance will generally be applied retrospectively and is effective for the Company beginning on October 1, 2018, and interim periods therein. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance will become effective for the Company beginning on October 1, 2018. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of this standard to have a material effect upon its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. As of June 30, 2017, the Company has initiated a formal project to assess this new standard. The Company is performing the assessment in a phased approach, and has hired outside consultants to assist with the assessment and implementation phases. The Company and its consultants are in the assessment phase, which includes gaining an understanding of the impact of the new standard through analysis and contract reviews. This guidance will become effective for the Company beginning October 1, 2018. The Company has not yet selected the transition method it will use, and as noted above, is evaluating the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 will change the way the Company recognizes its leased assets.  ASU 2016-02 will require organizations that lease assets—referred to as “lessees”—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This guidance will become effective for the Company beginning on October 1, 2019.  The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). Under ASU 2017-04 the entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for the Company beginning on October 1, 2020. The Company is currently evaluating the methods of

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This guidance will become effective for the Company beginning on October 1, 2018.  The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

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

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is determined using the specific identification method. Charges for unsellable inventory, as well as for inventory written down to expected market price, are included in Cost of goods sold in the period in which they have been determined to occur.  During the third quarter of fiscal 2017, the Company recorded a $1.9 million inventory reserve within its IronDirect operating segment, as the carrying value of this inventory was written down to its expected market value. As of June 30, 2017, and September 30, 2016, the Company’s inventory reserve was approximately $4.3 million and $3.4 million, respectively.

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

Other Assets

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million five-year interest bearing promissory note to the Company. Of the $12.3

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

million, $1.0 million has been repaid. Of the remaining $11.3 million, $9.8 million was recorded in Other assets, and $1.5 million in Prepaid expenses and other current assets as of June 30, 2017.

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

For the three and nine months ended June 30, 2017 and 2016, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive.  See Note 7 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive for the three and nine months ended June 30, 2017 and 2016.

The following summarizes the basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited) (dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average common shares outstanding	31,485,599	30,726,554	31,369,077	30,603,641
Treasury stock effect of options and restricted stock	—	—	—	—

Diluted weighted average common shares outstanding	31,485,599	30,726,554	31,369,077	30,603,641

Net loss	$(8,614)	$(124)	$(25,220)	$(6,171)
Basic and diluted loss per common share	$(0.27)	$0.00	$(0.80)	$(0.20)

The basic and diluted weighted average common shares were the same for the three and nine months ended June 30, 2017 and 2016 as the inclusion of any dilutive securities would have been antidilutive. These anti-dilutive shares totaled zero and 35,153 for the three and nine months ended June 30, 2017, respectively, and zero for the three and nine months ended June 30, 2016.

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

The Company has a Surplus contract with the Defense Logistics Agency Disposition Services (DLA). Under this contract, the Company is the remarketer of substantially all Department of Defense (DoD) non-rolling stock surplus turned into the DLA and available for sale within the United States, Puerto Rico, and Guam. The Surplus contract requires the Company to purchase substantially all usable surplus property offered to the Company by the DoD at a fixed percentage of the DoD's original acquisition value (OAV). This fixed percentage is 4.35%; prior to the date the current Surplus contract became effective, this fixed percentage was 1.8%. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD of $8.0 million and $16.1 million for inventory as of June 30, 2017 and September 30, 2016, respectively. The Surplus contract permits either party to terminate the contract for convenience. The initial two-year base period ended in December 2016. On December 6, 2016, the DLA notified the Company that it was exercising the first 1-year extension option. The Surplus contract now extends through December 14, 2017. There are three remaining one-year options to extend, exercisable by the DLA. Notwithstanding the options to extend, the DLA held a pre-proposal conference on August 2, 2017 in which the DLA explained a plan to conduct a solicitation for the disposal of surplus DoD assets in the near future. The DLA has not yet issued a formal solicitation.

The Company currently earns fees for services provided under the Surplus contract.  Service fees may vary month-to-month based on services rendered, agreed pricing and volume of goods. The Company anticipates service fee revenue over several quarters to decline as we anticipate pricing declines for the services we provide to the DOD.  Revenue under the Surplus contract was negatively affected for the quarter ended June 30, 2017 as a result of an approximately $0.7 million decrease in service revenues due to new pricing compared to the pricing in effect as of March 31, 2017. Applying the lower service fees currently planned, revenue under the Surplus contract would have been lower by $1.7 million for the quarter ended June 30, 2017. The company anticipates that the results of the second quarter of fiscal 2018 will fully reflect the impact of the new reduced service fees. Assuming the exercise of the next option year, the Company anticipates that the results of the second quarter of fiscal 2018 will fully reflect the impact of the new reduced service fees.

Revenue from the Surplus contract accounted for 26.4% and 30.9% of the Company's consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 27.8% and 31.0% of the Company's consolidated revenue for the nine months ended June 30, 2017 and 2016, respectively.

The Company has a Scrap contract with the DLA under which the Company is the remarketer of substantially all DoD non-electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.

The Scrap contract was awarded to the Company in April 2016. The contract is a three-year contract with two, one-year renewal options. The base period of the Scrap contract will expire on September 30, 2019. The Company pays a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bears all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company. The Company commenced operations under this contract in the quarter ended December 31, 2016.

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

Revenue from the Scrap contract accounted for approximately 12.3% and 8.6% of the Company's consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 10.9% and 9.8% of the Company's consolidated revenue for the nine months ended June 30, 2017 and 2016, respectively.

Additionally, the Company has a contract with a commercial client under which it acquires and sells commercial merchandise. Revenue generated from the arrangement represented approximately 16.1% and 9.1% of the Company's consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 15.2% and 9.4% of the Company's consolidated revenue for the nine months ended June 30, 2017 and 2016, respectively.

4.    Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following table presents goodwill balances and foreign currency translation adjustments to those balances for the Company's reportable segments that have goodwill during the nine months ended June 30, 2017:

Goodwill (in thousands)	CAG	GovDeals	Total
Balance at September 30, 2016	21,403	23,731	45,134
Translation adjustments	55	—	55
Balance at June 30, 2017	$21,458	$23,731	$45,189

During fiscal year 2016, the Company made a voluntary change in the method of applying an accounting principle to change the date of the annual goodwill impairment assessment. The date was changed from September 30 to July 1. On July 1, 2016 the Company identified indicators of impairment, performed an impairment analysis, and as a result recorded a $19.0 million impairment charge to the RSCG segment during the fourth quarter of fiscal 2016. The Company's remaining reporting units with goodwill had fair values as of July 1, 2016 that substantially exceeded their respective book values.

5.    Intangible Assets

The components of identifiable intangible assets as of June 30, 2017 and September 30, 2016 are as follows:

		June 30, 2017			September 30, 2016
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	10	$1,500	$(535)	$965	$1,500	$(150)	$1,350
Brand and technology	3 - 5	4,877	(4,877)	—	5,749	(5,018)	731
Covenant not to compete	3 - 5	—	—	—	700	(533)	167
Patent and trademarks	3 - 10	897	(488)	409	820	(418)	402
Total intangible assets		$7,274	$(5,900)	$1,374	$8,769	$(6,119)	$2,650

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Future expected amortization of intangible assets at June 30, 2017 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2017 remaining three months	$53
2018	189
2019	182
2020	183
2021 and thereafter	767
Total	$1,374

Intangible assets amortization expense was approximately $0.3 million and $0.4 million for the three months ended June 30, 2017 and 2016, respectively. Intangible assets amortization expense was approximately $0.9 million and $1.1 million for the nine months ended June 30, 2017 and 2016, respectively.

The Company recorded a $0.3 million impairment of a contract intangible associated with IronDirect business, which is included within accumulated amortization above. The Company also concluded that the covenant not to compete intangible asset received in connection with the acquisition of the TruckCenter business, was impaired due to exiting the TruckCenter land-based, live auction and retail business, and recorded a $0.1 million charge, and reduced the remaining unamortized value of this intangible asset to zero during the nine months ended June 30, 2017. This impairment charge is recorded in the Other operating expense line item in the Consolidated Statements of Operations.

6.	Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the expected annual effective income tax rate. The Company recorded a pre-tax loss in the first nine months of fiscal year 2017 and its corresponding effective tax rate is approximately -1.7% before recognition of a $0.3 million tax benefit for the recovery of prior year taxes paid.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. During fiscal year 2016, the Company reduced its net operating loss carryforward by $0.7 million for unrecognized tax benefits related to federal and state tax exposures. During the nine months ended June 30, 2017, the Company reduced its net operating loss carryforward by $1.4 million for unrecognized tax benefits related to federal and state tax exposures. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company has open federal and state income tax examinations for fiscal years 2012 through 2015. The Company anticipates no material tax liability will arise from these examinations. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2013 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2013 may be adjusted upon examination by tax authorities if they are utilized.

7.	Stockholders’ Equity

Share Repurchase Program

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the nine months ended

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

June 30, 2017 or 2016. As of June 30, 2017, the Company may repurchase an additional $10.1 million in shares under this program.

2006 Omnibus Long-Term Incentive Plan (the 2006 Plan)

Under the 2006 Omnibus Long-Term Incentive Plan, or the 2006 Plan, as amended, 13,000,000 shares of common stock were available for issuance as of September 30, 2016. On February 23, 2017, at the Company's annual meeting of stockholders, the stockholders approved amendments to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 3,300,000, to a total of 16,300,000 shares. The 2006 Plan has a fungible share pool so that awards other than options or stock appreciation rights granted would be counted as 1.5 shares from the shares reserved for issuance.

During the nine months ended June 30, 2017, the Company canceled options to purchase 40,718 shares and 112,380 restricted shares subject to performance vesting conditions because the Compensation Committee, which administers the 2006 Plan, determined the performance goals had become unachievable. At June 30, 2017, there were 3,175,586 shares remaining reserved for issuance in connection with awards under the 2006 Plan.

During the nine months ended June 30, 2017, the Company issued 218,550 cash-settled stock appreciation rights at the price of $10.30, and 178,022 cash-settled stock appreciation rights were forfeited. During fiscal year 2016, the Company issued 1,062,668 cash-settled stock appreciation rights at the price of $4.57, and 153,338 cash-settled stock appreciation rights were forfeited. The cash settled stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights where conditions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination of these conditions. The Company recognizes compensation cost with respect to stock appreciation rights only subject to service vesting conditions on a straight-line basis over the explicit service period. For awards subject to both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance vesting condition will be met. The stock appreciation rights that are only subject to service vesting conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Stock Option Activity

A summary of the Company’s stock option activity for the nine months ended June 30, 2017 and year ended September 30, 2016 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2015	1,472,643	$17.46
Options granted	583,228	6.68
Options exercised	(1,251)	7.48
Options canceled	(346,133)	16.99
Options outstanding at September 30, 2016	1,708,487	13.91
Options granted	232,845	9.18
Options exercised	(12,421)	7.41
Options canceled	(174,395)	12.25
Options outstanding at June 30, 2017	1,754,516	13.49
Options exercisable at June 30, 2017	1,281,593	15.05

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at June 30, 2017 is approximately $14,468 and 5.87 and $14,468 and 5.11 years, respectively, based on a stock price per share of $6.35 on June 30, 2017.  Over the last three years, volatility rates have ranged from 51.49% to 77.92%, the dividend rate has been 0%, risk free interest rates have ranged from 0.26% to 2.17% and expected forfeiture rates have ranged from 21.38% to 23.54%.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Restricted Share Activity

A summary of the Company’s restricted share activity for the nine months ended June 30, 2017 and year ended September 30, 2016 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2015	2,367,187	$16.08
Restricted shares granted	1,504,655	5.54
Restricted shares vested	(715,188)	16.09
Restricted shares canceled	(495,409)	20.25
Unvested restricted shares at September 30, 2016	2,661,245	9.34
Restricted shares granted	783,352	9.01
Restricted shares vested	(730,774)	10.98
Restricted shares canceled	(459,300)	9.65
Unvested restricted shares at June 30, 2017	2,254,523	8.64

The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at June 30, 2017 was approximately 14.32 million and 8.5 years, respectively, based on a stock price per share of $6.35 on June 30, 2017.

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

As of June 30, 2017, and September 30, 2016, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of June 30, 2017, and September 30, 2016, the Company had financial assets that are measured at fair value and are classified as Level 3 assets within the fair value hierarchy. The Company has elected to record the financial assets using the fair value option under ASC 825, Financial Instruments. These financial assets represent the value of rights the Company holds from its participation in certain principal transactions in the Company's commercial business, where a third party partner owns the underlying assets to be sold, and the Company has contributed funds to the partner towards purchasing those underlying assets. These assets are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The changes in financial assets measured at fair value for which the Company has used Level 3 inputs to determine fair value for the nine months ended June 30, 2017 are as follows ($ in thousands):

Level 3 Assets

Balance at September 30, 2016	$2,200
Acquisition of financial assets	2,662
Settlements	(4,700)
Change in fair value of financial assets	749
Balance at June 30, 2017	$911

During the three months ended June 30, 2017, the Company recognized no change in the fair value of its financial assets. During the nine months ended June 30, 2017, the Company recognized a gain of approximately $0.7 million on its financial assets.

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

The net periodic benefit recognized for the three and nine months ended June 30, 2017 and 2016 included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
Qualified Defined Benefit Pension Plan	2017	2016	2017	2016
	(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	148	205	436	634
Expected return on plan assets	(213)	(271)	(623)	(823)
Amortization of prior service cost	—	—	—	—
Amortization of actuarial (gain)/loss	—	—	—	—
Amortization of transitional obligation/(asset)	—	—	—	—
Total net periodic (benefit)	$(65)	$(66)	$(187)	$(189)

10.	Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry and the Trustees (the “Trustees”) of the Henry Butcher Pension Fund and Life Assurance Scheme (the ‘‘Scheme’’). Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by GoIndustry of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever GoIndustry does not pay any amount when due in respect of the Company's Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by the Company is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.  The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. As of June 30, 2017, the Company's Plan assets exceeded Plan liabilities by approximately $0.2 million. As of September 30, 2016, the Company's Plan liabilities exceeded Plan assets by approximately $0.6 million. The funded status of the Scheme as of September 30, 2016, was disclosed in Note 14, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

11.      Legal Proceedings

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D.D.C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the alleged misrepresentation regarding the Company’s retail division were not dismissed. On May 16, 2016, the Company answered the amended complaint. Plaintiffs’ class certification motion was fully briefed as of May 16, 2017. The scheduling order in this action requires that fact discovery be completed by November 30, 2017, and that expert discovery be completed by May 23, 2018.

The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch.).

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative complaint in the Court of Chancery. On March 9, 2017, plaintiffs Girardi and Slingerland filed a consolidated putative derivative complaint in the Court of Chancery, purportedly on the Company’s behalf. The consolidated complaint names as defendants the Company’s CEO and CFO, as well as certain other individuals who served on the Company’s Board of Directors between 2012 and 2014, and seeks to recover from those individuals, not the Company. The complaint asserts that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that are alleged in the amended complaint in the Howard action, and for alleged trading in the Company’s securities while in possession of material non-public information. The defendants have filed a motion to dismiss which is now fully briefed.

The Company believes the allegations in the consolidated complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

12.     Segment Information

In prior periods, the Company presented one reportable segment. Effective this quarter, the Company is providing operating results in three reportable segments: GovDeals, Capital Assets Group (CAG), and Retail Supply Chain Group
(RSCG). These three segments constitute 98% of our revenue as of June 30, 2017, and each offers separately branded marketplaces to enable sellers to achieve channel marketing objectives to reach buyers. Across our segments, the Company offers its seller-clients various transaction models as well as a suite of services, and our revenues vary depending upon the models employed and the level of service required. This change in segment presentation does not affect consolidated statements of operations and comprehensive loss, balance sheets or statements of cash flows. A description of the reportable segments follows:

•
GovDeals reportable segment provides self-service solutions in which sellers list their own assets, and it consists of marketplaces that enable local and state government entities including city, county and state agencies, as well as commercial businesses located in the United States and Canada to sell surplus and salvage assets. GovDeals also offers a suite of services that includes asset sales and marketing, and client self-service. This segment includes our GovDeals.com and AuctionDeals.com marketplaces.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

•
CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable federal government agencies as well as commercial businesses to sell surplus, salvage, and scrap assets. The assets that the company receives as the exclusive contractor of the Defense Logistics Agency (DLA) Disposition Services of the U.S. Department of Defense are sold in this segment. CAG also offers a suite of services that includes surplus management, asset valuation, and asset sales and marketing. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes our Network International, GoIndustry DoveBid, Government Liquidation, and Uncle Sam's Retail Outlet marketplaces.

•
RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell surplus and salvage consumer goods and retail capital assets. RSCG also offers a suite of services that includes returns management, asset recovery, and eCommerce services. This segment includes our Liquidation.com, Liquidation.com DIRECT, and Secondipity marketplaces.

Corporate & Other primarily consists of the Company's TruckCenter and IronDirect operating segments that are not individually significant, as well as elimination adjustments.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker ("CODM"), which is the Company's CEO, with oversight by the Board of Directors. The Company reports segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM evaluates the performance of each segment based upon segment gross profit. Gross profit is calculated as total revenue less cost of goods sold and client distributions.

The following table sets forth certain financial information for the Company's reportable segments.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
GovDeals:
Revenue	$7,464	$6,420	$19,901	$17,067
Gross profit	$7,023	$6,041	$18,670	$16,040

CAG:
Revenue	$34,400	$54,199	$113,978	$146,692
Gross profit	$17,418	$29,352	$56,961	$85,171

RSCG:
Revenue	$23,528	$23,804	$72,029	$67,818
Gross profit	$7,398	$7,675	$22,566	$22,176

Corporate & Other:
Revenue	$128	$765	$2,742	$6,364
Gross profit	$(1,921)	$164	$(1,492)	$926

Consolidated:
Revenue	$65,520	$85,188	$208,650	$237,941
Gross profit	29,918	43,232	96,705	124,313
Operating Expenses	(36,663)	(41,549)	(116,853)	(128,177)
Depreciation/Amortization	(1,365)	(1,616)	(4,228)	(4,948)
Acquisition costs	—	—	—	(39)
Other operating expense	(652)	—	(1,044)	—
Interest income/(expense) and other expense, net	189	(208)	291	242
(Provision) benefit for income taxes	(41)	17	(91)	2,438
Net loss	$(8,614)	$(124)	$(25,220)	$(6,171)

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

	June 30,	September 30,
	2017	2016
Segment Assets:
GovDeals	37,965	38,828
CAG	102,967	117,870
RSCG	30,991	—
Corporate & Other	59,643	103,411
Total Segment Assets:	231,566	260,109

As of September 30, 2016, the RSCG segment balance sheet was included within Corporate & Other. Due to the impracticality for the Company to separate those balance sheets at that time, the entire asset balance is included within the Corporate & Other line item above. As of June 30, 2017, the RSCG and corporate balance sheets have been separated.

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

Overview

About us.  We operate a network of leading e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer customer support, and compliance and risk mitigation. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.unclesamsretailoutlet.com, www.irondirect.com, and auctiondeals.com. We have over 10,000 clients, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. We have three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended June 30, 2017, the number of registered buyers grew from 2,958,000 to 3,106,000, or approximately 5.0%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models.

•
Purchase model.  Under our purchase model, we offer our sellers a fixed amount or the option to share a portion of the proceeds received from our completed sales in the form of a distribution. Distributions are calculated based on the value we receive from the sale after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Revenue from our purchase model accounted for approximately 55.5% and 58.5% of our total revenue for the three and nine months ended June 30, 2017, respectively. The merchandise sold under our purchase model accounted for approximately 19.0% and 24.1% of our gross merchandise value, or GMV for the three and nine months ended June 30, 2017, respectively. GMV is the total sales value of all merchandise sold through our marketplaces during a given period.

•
Consignment model — fee revenue.  Under our consignment model, we recognize commission revenue from sales in our marketplaces of merchandise that is owned by others. These commissions, which we refer to as seller commissions, represent a percentage of the sale price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. Revenue from our consignment model accounted for approximately 26.7% and 24.3% of our total revenue for the three and nine months ended June 30, 2017, respectively. The merchandise sold under our consignment model accounted for approximately 76.0% and 71.2% of our GMV for the three and nine months ended June 30, 2017, respectively.

•
Other.  This transaction category is intended to include revenue we earn from revenue-sharing transactions and non-consignment fee revenue. Our Scrap business moved from a profit-sharing model in fiscal 2016 to a revenue-sharing model in fiscal 2017. Under these models, we purchase inventory from our suppliers and share with them a portion of the revenue and profits received from a completed sale in the form of a distribution. The revenue from our Scrap contract is recognized within the Revenue line item on the Consolidated Statements of Operations. The non-consignment fee revenue is largely made up of service revenue related to our Surplus contract. This revenue is recognized within the Fee revenue line item on the Consolidated Statements of Operations, and is discussed in further detail in Note 3 - Significant Contracts. Other revenue accounted for approximately 17.8% and 17.2% of our total revenue for the three and nine months ended June 30, 2017, respectively, and approximately 5.0% and 4.7% of our GMV for the three and nine months ended June 30, 2017, respectively.

We collect a buyer premium on substantially all of our transactions under all of our transaction models. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise. Under our profit-sharing model, we typically share the proceeds of any buyer premiums with our sellers.

Industry trends.  We believe there are several industry trends positively impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct e-commerce both in the United States and abroad; (2) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (3) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (4) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; and (5) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical. In the near term the decrease in the volume, innovation, and price of consumer electronic products, is resulting in lower supply from our retail clients and lower per unit prices and margins in our RSCG segment, although in the long term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, the supply of surplus assets.

Our Seller Agreements

Our DoD agreements.  We have two contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•Surplus contract.  The Surplus contract is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus contract requires us to purchase substantially all usable non-rolling stock surplus property offered by the DoD at 4.35% of the DoD’s original acquisition value (OAV). The current Surplus contract, which is the third such contract awarded to us since 2001, became effective in December 2014, covers only non-rolling stock and has a base term of two years with four one-year options to extend. The prior, or second, Surplus contract required us to purchase substantially all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD’s OAV; the wind-down period under the second Surplus contract was in effect until January 2017 to allow for the continued processing of usable Recycling Control Point (RCP) non-rolling stock surplus property. The Surplus contract permits either party to terminate the contract for convenience. The initial two-year base period ended in December 2016. On December 6, 2016, the DLA notified the Company that it was exercising the first one-year extension option. The Surplus contract now extends through December 14, 2017. There are three remaining one-year options to extend, exercisable by the DLA. Transactions from this contract follow the Purchase model described above. Notwithstanding the options to extend, the DLA held a pre-proposal conference on August 2, 2017 in which the DLA explained a plan to conduct a solicitation for the disposal of surplus DoD assets in the near future. The DLA has not yet issued a formal solicitation.

The Company currently earns fees for services provided under the Surplus contract. Service fees may vary month-to-month based on services rendered, agreed pricing and volume of goods. The Company anticipates service fee revenue over several quarters to decline as we anticipate pricing declines for the services we provide to the DOD. Revenue under the Surplus contract was negatively affected for the quarter ended June 30, 2017 as a result of an approximately $0.7 million decrease in service revenue due to new pricing compared to the pricing in effect as of March 31, 2017. Applying the lower service fees currently planned, revenue under the Surplus contract would have been lower by $1.7 million for the quarter ended June 30, 2017. The company anticipates that the results of the second quarter of fiscal 2018 will fully reflect the impact of the new reduced service fees. Assuming the exercise of the next option year, the Company anticipates that the results of the second quarter of fiscal 2018 will fully reflect the impact of the new reduced service fees.

Revenue from the Surplus contract accounted for 26.4% and 30.9% of our consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 27.8% and 31.0% of our consolidated revenue for the nine months ended June 30, 2017 and 2016, respectively. The property sold under the Surplus contract accounted for 8.5% and 11.7% of our GMV for the three months ended June 30, 2017 and 2016, respectively, and 9.3% and 13.1% of our GMV for the nine months ended June 30, 2017 and 2016, respectively.

The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus contract and may retrieve or restrict property previously sold to us for national security, public safety, or other reasons or if the property is otherwise needed to support the mission of the DoD.

•Scrap contract.  On April 8, 2016, the DLA awarded us the second Scrap contract. Under the second Scrap contract, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Scrap contract is a competitive-bid contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bear all of the costs for the sorting, merchandising and sale of the property. The second Scrap contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. Transactions from this contract follow the Other model described above.

Revenue from the Scrap contract accounted for approximately 12.3% and 8.6% of our consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 10.9% and 9.8% of our consolidated revenue for the nine months ended June 30, 2017 and 2016, respectively. The property sold under the Scrap contract accounted for 5.0% and 4.1% of our GMV for the three months ended June 30, 2017 and 2016, respectively, and 4.7% and 4.8% of our GMV for the nine months ended June 30, 2017 and 2016, respectively.

•Our commercial, as well as state and local government agreements.  We have over 600 corporate clients each of which has sold in excess of $10,000 of surplus and salvage assets in our marketplaces during the last twelve months, as well as approximately over 10,000 clients in our GovDeals segment. Our agreements with these clients are generally terminable at will by either party.

We have a contract with a commercial client under which we acquire and sell commercial merchandise. Revenue generated from the arrangement represented approximately 16.1% and 9.1% of our consolidated revenue for the three months ended June 30, 2017 and 2016, respectively, and 15.2% and 9.4% of our consolidated revenue for the nine months ended June 30, 2017 and 2016, respectively.

On September 30, 2015, we sold certain assets related to our Jacobs Trading business to a buyer, Tanager Acquisitions, LLC. In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading business. The buyer issued to us a promissory note in the amount of $12.3 million. The divestiture of the Jacobs Trading Company resulted in an $8.0 million loss. The sale generated a tax loss that resulted in a $30.9 million cash benefit from prior year income taxes and $2.6 million of additional tax credits available to offset future taxes. We received $30.1 million of the cash benefit in March 2016 and an additional $0.7 million of the cash benefit during the three months ended June 2017. We expect to receive the remaining $0.1 million in the fourth quarter of 2017.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of customer support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2017 totaled $160.9 million and $484.3 million, respectively. The GMV of goods sold in our marketplaces during the three and nine months ended June 30, 2016 totaled $178.5 million and $482.9 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers excludes duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2017, and September 30, 2016, we had 3,106,000 and 2,986,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three and nine months ended June 30, 2017, approximately 577,000 and 1,740,000 total auction participants participated in auctions on our marketplaces, respectively. During the three and nine months ended June 30, 2016, approximately 642,000 and 1,840,000 total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three and nine months ended June 30, 2017, we completed approximately 134,000 and 407,000 transactions, respectively. During the three and nine months ended June 30, 2016, we completed approximately 151,000 and 437,000 transactions, respectively.

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

The table below reconciles net income to EBITDA and adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
	(In thousands) (Unaudited)
Net loss	$(8,614)	$(124)	$(25,220)	$(6,171)
Interest (income) expense and other expense, net	(189)	208	(291)	(242)
Provision (benefit) for income taxes	41	(17)	91	(2,438)
Depreciation and amortization	1,365	1,616	4,228	4,948
EBITDA	(7,397)	1,683	(21,192)	(3,903)
Stock compensation expense	1,563	3,084	5,462	8,228
Acquisition costs	—	—	—	39
Impairment of long-lived assets*	886	—	886	—
Business realignment expenses*	(234)	—	906	—
Adjusted EBITDA	$(5,182)	$4,767	$(13,938)	$4,364

*Business realignment expenses and impairment of long-lived assets are included within the Other operating expense line item in the Consolidated Statements of Operations.

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

The amount of our revenue that was generated outside of the U.S. for the three months ended June 30, 2017 and 2016 was 10.0% and 12.3%, respectively. The amount of our revenue that was generated outside of the U.S. for the nine months ended June 30, 2017 and 2016 was 11.3% and 12.4%, respectively.

Inventory.  Inventory consists of products available for sale and is valued at the lower of cost or market value.  This valuation requires us to make judgments based on currently available information about expected recoverable value.

Business combinations.  We recognize all assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Generally, restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase in income tax expense.

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

We test our goodwill and other intangible assets for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate, a loss of significant customers, or a significant decline in stock price. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit.  If our evaluation indicates a likelihood of goodwill impairment, we apply a two-step fair value-based test to assess goodwill for impairment of our four reporting units, which are the same as our four operating segments (RSCG, CAG, GovDeals, and IronDirect). The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management. During fiscal year 2016 we concluded the Company had five reporting units—RSCG, CAG, GovDeals, TruckCenter, and IronDirect. On January 30, 2017, we decided to exit certain TruckCenter operations in order to focus its time and resources on its online marketplace strategy. As a result, as of June 30, 2017, we have four reporting units. We will continue to sell trucks and related equipment through our other online marketplaces.

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

We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $46.6 million at June 30, 2017. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

On the basis of the evaluation, we recorded a charge of $35.8 million to our valuation allowance during the fiscal year ended September 30, 2016. During the nine months ended June 30, 2017, we recorded a charge of $6.5 million to our valuation allowance to recognize only the portion of our deferred tax asset that is more likely than not to be realized.

We apply the authoritative guidance related to accounting for uncertainty in income taxes. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During the nine months ended June 30, 2017, the Company reduced its net operating loss carryforward by $1.4 million for unrecognized tax benefits related to federal and state exposures.

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

Components of Revenue and Expenses

Revenue.  We generate a large portion of our revenue from sales of merchandise held in inventory and by retaining a percentage of the proceeds from the sales. Another portion of our revenue is generated from commission revenue from sales in our marketplaces of merchandise that is owned by others. Our revenue recognition practices are discussed in more detail in the section above entitled “Critical Accounting Estimates.”

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

Technology and operations.  Technology expenses consist primarily of personnel costs related to our programming staff who develop and deploy new marketplaces and continuously enhance existing marketplaces. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne platform. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain of our internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC

350. As such, we are capitalizing certain development costs associated with our LiquidityOne platform. During the second quarter of fiscal 2017, we determined that a customer management module of the LiquidityOne platform was ready for its intended use. As such, we began amortizing the associated capitalized costs during the second quarter of fiscal 2017.

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

Other operating expense. Other operating expense includes the change in fair value of financial assets and liabilities, the business realignment expenses associated with certain TruckCenter operations, as well as long-lived asset impairments.

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

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold (excluding amortization)	46.4	46.1	46.6	44.6
Client distributions	7.9	3.1	7.0	3.2
Technology and operations	30.0	26.5	30.0	29.4
Sales and marketing	12.6	11.7	13.1	12.0
General and administrative	13.4	10.6	12.9	12.4
Depreciation and amortization	2.1	1.9	2.0	2.1
Acquisition costs	—	—	—	—
Total costs and expenses	112.4	99.9	111.6	103.7
Other operating expense	1.0	—	0.5	—
Loss from operations	(13.4)	0.1	(12.1)	(3.7)
Interest (income) expense and other expense, net	(0.3)	0.2	(0.1)	(0.1)
Loss before provision(benefit) for income taxes	(13.1)	(0.1)	(12.0)	(3.6)
(Provision) benefit for income taxes	(0.1)	—	—	1.0
Net loss	(13.2)%	(0.1)%	(12.0)%	(2.6)%

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Segment Results

GovDeals. Revenue from our GovDeals segment increased 16.3%, or $1.0 million, due to additional sales volume from existing clients and an increase in the number of new sellers. GMV from this segment increased 17.7%, or $11.3 million, also due to additional sales volume from existing clients and an increase in the number of new sellers. Gross profit within this segment increased 16.2%, or $1.0 million, to $7.0 million for the three months ended June 30, 2017, from $6.0 million for the three months ended June 30, 2016, due to the new business. As a percentage of revenue, gross profit remained flat at 94.1%.

CAG. Revenue from our CAG segment decreased 36.5%, or $19.8 million, due to lower volume and lower service revenue related to our Surplus contract, as well as decreases in revenue within both our industrial and energy verticals, partially offset by an increase in revenue related to our Scrap contract. GMV from our CAG segment decreased 34.0%, or $28.3 million, due to lower volume related to our Surplus contract, as well as decreases in GMV within both our industrial and energy verticals, partially offset by an increase in GMV related to our Scrap contract which was due to a higher volume of property sold partially offset by an unfavorable shift to lower value commodities. Gross profit within the CAG segment decreased 40.7%, or $11.9 million, to $17.4 million for the three months ended June 30, 2017, from $29.4 million for the three months ended June 30, 2016. This decrease can primarily be attributed to the lower volume and lower service revenue within the Surplus contract, and the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, gross profit decreased to 50.6%, from 54.2%.

RSCG. Revenue from our RSCG segment decreased 1.2%, or $0.3 million, which is not significant. GMV from our RSCG segment increased 5.1%, or $1.5 million over fiscal 2016. GMV increased while revenue decreased, largely due to a change from a purchase model to a consignment model of a key account. Gross profit within the RSCG segment decreased 3.6%, or $0.3 million for the three months ended June 30, 2017. As a percentage of revenue, gross profit decreased to 31.4%, from 32.2% in the prior year. Gross profit is calculated as total revenue less cost of goods sold and client distributions.

Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The decrease in revenue of $0.6 million is largely made up of the decreases in revenue related to our decision to exit certain TruckCenter operations. Gross profit within Corporate & Other decreased $2.1 million over prior year, mostly attributable to a $1.9 million inventory reserve within IronDirect during the third quarter of fiscal 2017.

Consolidated Results

Total Revenue.  Total consolidated revenue decreased $19.7 million, or 23.1%, to $65.5 million for the three months ended June 30, 2017 from $85.2 million for the three months ended June 30, 2016, primarily due to a $19.8 million decrease in revenue from our CAG segment, a $0.3 million decrease in revenue from our RSCG segment, partially offset by a $1.0 million increase in revenue from our GovDeals segment. Total consolidated GMV decreased $17.7 million, or 9.9%, to $160.9 million for the three months ended June 30, 2017 from $178.5 million for the three months ended June 30, 2016, primarily due to a $28.3 million decrease in GMV from our CAG segment, partially offset by a $1.5 million increase in GMV from our RSCG segment, and an $11.3 million increase in GMV from our GovDeals segment.

Cost of goods sold.  Cost of goods sold decreased $8.9 million, or 22.6%, to $30.4 million for the three months ended June 30, 2017 from $39.3 million for the three months ended June 30, 2016.  A decrease of approximately $6.0 million is attributed to a decrease in transactions within the industrial vertical of our CAG segment. Another $4.4 million is attributable to a decrease in the cost of sales related to our Surplus contract, also within our CAG segment. Further, a less significant decrease is attributable to our decision to exit certain TruckCenter operations. These decreases are offset by a $2.1 million increase in cost of goods sold within our IronDirect segment, primarily attributable to the inventory reserve of $1.9 million recorded during the third quarter of fiscal 2017. Cost of goods sold increased to 46.4% of revenue, from 46.1% in the prior year.

Client distributions.  Client distributions increased $2.5 million, or 92.6%, to $5.2 million for the three months ended June 30, 2017 from $2.7 million for the three months ended June 30, 2016 due to the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, distributions increased to 7.9% from 3.1%, which is due to the increases described above.

Technology and operations expenses.  Technology and operations expenses decreased $2.9 million, or 12.9%, to $19.6 million for the three months ended June 30, 2017 from $22.5 million for the three months ended June 30, 2016. The decrease can be attributed to a decrease in non-staff operational costs, less reimbursable expenses, a decrease in staff costs, as well as the exit of certain TruckCenter operations. As a percentage of revenue, technology and operations expenses increased to 30.0% from 26.5% in the prior year.

Sales and marketing expenses.  Sales and marketing expenses decreased $1.7 million, or 17.0%, to $8.3 million for the three months ended June 30, 2017, from $10.0 million for the three months ended June 30, 2016, due to a decrease in staff related costs.  As a percentage of revenue, sales and marketing expenses increased to 12.6% from 11.7% in the prior year.

General and administrative expenses.  General and administrative expenses decreased $0.2 million, or 2.2%, to $8.8 million for the three months ended June 30, 2017 from $9.0 million for the three months ended June 30, 2016. As a percentage of revenue, general and administrative expenses increased to 13.4%, from 10.6% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.2 million, or 12.5%, to $1.4 million for the three months ended June 30, 2017 from $1.6 million for the three months ended June 30, 2016.

Other operating expense.  Other operating expense of $0.7 million represents $0.9 million related to the impairment of long-lived assets, offset by a $0.2 million adjustment to expenses relating to the exit of certain TruckCenter operations.

Interest (income) expense and other expense, net. Interest income (expense) and other expense, net, improved $0.4 million, to $0.2 million of income for the three months ended June 30, 2017 from $0.2 million of expense for the three months ended June 30, 2016, primarily resulting from exchange rate fluctuations.

Provision (benefit) for income taxes.  Provision for income taxes increased $0.06 million, to an expense of $0.04 million for the three months ended June 30, 2017 from a benefit of $0.02 million for the three months ended June 30, 2016 due to a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments.

Net loss.  Net loss for the three months ended June 30, 2017 increased $8.5 million to $8.6 million compared to a loss of $0.1 million for the three months ended June 30, 2016, due to the reasons described above.

Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Segment Results

GovDeals. Revenue from our GovDeals segment increased 16.6%, or $2.8 million, due to additional sales volume from existing clients and an increase in the number of new sellers. GMV from our GovDeals segment increased 18.0%, or $29.9 million million, also due to additional sales volume from existing clients and an increase in the number of new sellers. Gross profit within this segment increased 16.4%, or $2.6 million, to $18.7 million for the nine months ended June 30, 2017, from $16.0 million for the nine months ended June 30, 2016, due to the new business. As a percentage of revenue, gross profit decreased to 93.8%, from 94.0%.

CAG. Revenue from the CAG segment decreased 22.3%, or $32.7 million, due to lower volume related to our Surplus contract, a shift to lower value commodities sold within our Scrap contract, as well as a decrease in revenue within our industrial vertical. GMV from our CAG segment decreased 12.2%, or $27.4 million, due to lower volume related to our Surplus contract, a shift to lower value commodities sold within our Scrap contract, as well as a decrease in GMV within our industrial vertical, partially offset by an increase in GMV related to our energy vertical. Gross profit within the CAG segment decreased 33.1%, or $28.2 million, to $57.0 million for the nine months ended June 30, 2017, from $85.2 million for the nine months ended June 30, 2016. This decrease can primarily be attributed to the lower volume related to our Surplus contract, and the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, gross profit decreased to 50.0%, from 58.1%.

RSCG. Revenue from our RSCG segment increased 6.2%, or $4.2 million for the nine months ended June 30, 2017. GMV from our RSCG segment increased 8.6%, or $6.9 million for the nine months ended June 30, 2017, due to growth in core accounts. Gross profit within the RSCG segment increased 1.8%, or $0.4 million, to $22.6 million for the nine months ended June 30, 2017, from $22.2 million for the nine months ended June 30, 2016. As a percentage of revenue, gross profit decreased to 31.3%, from 32.7%.

Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The decrease in revenue of $3.6 million, is largely made up of the decreases in revenue related to our decision to exit certain TruckCenter operations. Gross profit within Corporate & Other decreased $2.4 million over the prior year, mostly attributable to a $1.9 million inventory reserve within IronDirect during the third quarter of fiscal 2017, as well as the exit of certain TruckCenter operations.

Consolidated Results

Total Revenue.  Total consolidated revenue decreased $29.2 million, or 12.3%, to $208.7 million for the nine months ended June 30, 2017 from $237.9 million for the nine months ended June 30, 2016, due to a $32.7 million decrease in revenue from our CAG segment, partially offset by a $4.2 million increase in revenue from our RSCG segment, and a $2.8 million increase in revenue from our GovDeals segment. Total consolidated GMV increased $1.4 million, or 0.3%, to $484.3 million for the nine months ended June 30, 2017 from $482.9 million for the nine months ended June 30, 2016, due to a $29.9 million increase in GMV from our GovDeals segment, and a $6.9 million increase in GMV from our RSCG segment, almost entirely offset by a $27.4 million decrease in GMV from our CAG segment, and a $6.3 million decrease in GMV related to our exit of certain TruckCenter operations.

Cost of goods sold.  Cost of goods sold decreased $8.9 million, or 8.4%, to $97.2 million for the nine months ended June 30, 2017 from $106.1 million for the nine months ended June 30, 2016.  A decrease of approximately $10.2 million is attributed to a decrease in transactions within the industrial vertical of our CAG segment. Another $1.8 million decrease is attributable to our decision to exit certain TruckCenter operations. These decreases are partially offset by increases in our RSCG segment of $3.8 million, which is in line with the growth in revenue for that segment. Cost of goods sold increased to 46.6% of revenue, from 44.6% in the prior year.

Client distributions.  Client distributions increased $7.2 million, or 96.0%, to $14.7 million for the nine months ended June 30, 2017 from $7.5 million for the nine months ended June 30, 2016 due to the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, distributions increased to 7.0% from 3.2%, which is due to the increases described above.

Technology and operations expenses.  Technology and operations expenses decreased $7.4 million, or 10.6%, to $62.6 million for the nine months ended June 30, 2017 from $70.0 million for the nine months ended June 30, 2016.  The decrease can be attributed to less technology related consulting costs, a decrease in non-staff operational costs, less reimbursable expenses, a decrease in staff costs, as well as the exit of certain TruckCenter operations. As a percentage of revenue, technology and operations expenses increased to 30.0% from 29.4% in the prior year.

Sales and marketing expenses.  Sales and marketing expenses decreased $1.2 million, or 4.2%, to $27.4 million for the nine months ended June 30, 2017, from $28.6 million for the nine months ended June 30, 2016, due to a decrease in staff related costs.  As a percentage of revenue, sales and marketing expenses increased to 13.1% from 12.0% in the prior year.

General and administrative expenses.  General and administrative expenses decreased $2.8 million, or 9.5%, to $26.8 million for the nine months ended June 30, 2017 from $29.6 million for the nine months ended June 30, 2016 due to lower staff related costs. As a percentage of revenue, general and administrative expenses increased to 12.9% from 12.4% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.7 million, or 14.3%, to $4.2 million for the nine months ended June 30, 2017, from $4.9 million for the nine months ended June 30, 2016.

Other operating expense.  Other operating expense of $1.0 million represents $0.9 million in expenses relating to the exit of certain TruckCenter operations, and a $0.9 million impairment charge on long-lived assets, offset by a $0.8 million increase in the value of a right the Company holds from its participation in a principal transaction in the Company's CAG business. The Company did not incur other operating expense during the nine months ended June 30, 2016.

Interest (income) expense and other expense, net. Interest (income) expense and other expense, net, improved $0.1 million, to $0.3 million of income for the nine months ended June 30, 2017 from $0.2 million for the nine months ended June 30, 2016.

Provision for income taxes.  Provision for income taxes increased $2.5 million, to a provision of $0.1 million for the nine months ended June 30, 2017 from a benefit of $2.4 million for the nine months ended June 30, 2016 due to a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments. The Company’s effective income tax rate was -1.7% for the nine months ended June 30, 2017 before recognition of a $0.3 million tax benefit for the recovery of prior year taxes paid. The 2017 effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of the valuation allowance charge and the impact of foreign, state, and local income taxes and permanent tax adjustments. We expect our future years’ tax rates to be near zero until we have sufficient evidence to reverse our valuation allowance and recognize our deferred assets.

Net loss.  Net loss for the nine months ended June 30, 2017 increased $19.0 million to $25.2 million compared to a loss of $6.2 million for the nine months ended June 30, 2016, due to the reasons described above.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of June 30, 2017, we had approximately $113.9 million in cash and cash equivalents. Effective March 25, 2016, we terminated our $75 million senior credit facility. Termination of the Senior Credit Facility has not had, and we do not expect it will have a material effect on our liquidity or financial position. Throughout the quarter, we continued to advance the design and development of our LiquidityOne platform, services and analytical tools to empower our clients to maximize bottom-line return, and transform their supply chain into a high-performing business function. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and clients about the initiative. As part of this process, we have invested in new business ventures, such as our IronDirect marketplace in the construction vertical. We expect that the IronDirect marketplace may generate future synergies with our other marketplaces when IronDirect customers dispose of the construction equipment purchased from this marketplace.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $9.5 million as of June 30, 2017. As of June 30, 2017 and September 30, 2016, approximately $17.0 million and $21.5 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.  We did not repurchase shares under this program during the nine months ended June 30, 2017 or 2016.  As of June 30, 2017, we may repurchase an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2017 Compared to Nine Months Ended June 30, 2016

Net cash used in operating activities was $14.3 million for the nine months ended June 30, 2017, and net cash provided by operating activities was $38.6 million for the nine months ended June 30, 2016. The $52.9 million decrease in cash provided by operating activities between periods was attributable to the $34.7 million recognized in fiscal 2016 related to the recovery of prior year income taxes, as well as the greater loss in fiscal year 2017.

Net cash used in investing activities was $6.3 million for the nine months ended June 30, 2017, and $4.6 million for the nine months ended June 30, 2016. Net cash used in investing activities for both periods consisted primarily of expenditures for capitalized software, purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $0.09 million for the nine months ended June 30, 2017, and net cash used in financing activities was $0.1 million for the nine months ended June 30, 2016. Net cash provided by financing activities for the nine months ended June 30, 2017 consisted primarily of proceeds from the exercise of stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne platform. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2017 were $6.2 million. As of June 30, 2017, we had no outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of June 30, 2017, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 11.3% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

During the quarter ended June 30, 2017, the Company changed its segment reporting under ASC 280. In connection with this change, the Company enhanced certain internal controls over financial reporting, including controls over the adequacy of segment information disclosed in the notes to our consolidated financial statements. There has not occurred any further change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D.D.C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against our company and our chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased our common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting our growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, we moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the alleged misrepresentation regarding the Company’s retail division were not dismissed. On May 16, 2016, we answered the amended complaint. Plaintiffs’ class certification motion was fully briefed as of May 16, 2017. The scheduling order in this action requires that fact discovery be completed by November 30, 2017, and that expert discovery be completed by May 23, 2018.

We believe the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch.).

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative complaint in the Court of Chancery. On March 9, 2017, plaintiffs Girardi and Slingerland filed a consolidated putative derivative complaint in the Court of Chancery, purportedly on our behalf. The consolidated complaint names as defendants our CEO and CFO, as well as certain other individuals who served on our Board of Directors between 2012 and 2014, and seeks to recover from those individuals, not our Company. The complaint asserts that, among other things, the defendants breached their fiduciary duties to our Company and our stockholders by causing or allowing us to make the same misstatements that are alleged in the amended complaint in the Howard action, and for alleged trading in the while in possession of material non-public information. The defendants have filed a motion to dismiss which is now fully briefed.

We believe the allegations in the consolidated complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 3, 2017.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

By:	/s/ Michael Sweeney
Michael Sweeney
Vice President and Chief Accounting Officer