Form 10-K
period 2017-09-30
LIQUIDITY SERVICES INC
filed 2017-12-07
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-51813
LIQUIDITY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	52-2209244 (I.R.S. Employer Identification No.)
6931 Arlington Road, Suite 200, Bethesda, MD. (Address of Principal Executive Offices)	20814 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2017, based upon the closing price of the common stock as reported by The NASDAQ Stock Market on such date, was approximately $202,237,496.
The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of December 4, 2017, was 31,889,679.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to its 2018 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.
INDEX

 Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

PART I

Item 1.    Business.

Overview
We manage, value, and sell inventory and equipment for business and government clients by operating a network of leading ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable corporate and government sellers to enhance their financial return on assets offered for sale by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, RTV and RMA ("Return to Vendor" and "Returns Management Authorization"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-service tools. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.unclesamsretailoutlet.com, www.go-dove.com, www.irondirect.com, and www.auctiondeals.com. We have over 10,000 sellers, including Fortune 1000 and Global 500 organizations as well as government agencies. We have three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals. See Note 16 in the Notes to the Consolidated Financial Statements for Segment Information.
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This valuable and reliable flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2017, the number of registered buyers grew from approximately 2,986,000 to approximately 3,171,000, or 6.2%.
During the past three fiscal years, we have conducted over 1,671,000 online transactions generating approximately $2.1 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.
In the fiscal year ended September 30, 2017, we generated GMV of $629.3 million and revenue of $270.0 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges. Our GMV has grown at a compound annual growth rate of approximately 12.5% since fiscal year 2006.
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

•
Return policies of large national and online retailers.  The flexible return practices of many large national retailers and online shopping sites result in a continuous supply of returned merchandise, a significant portion of which must be liquidated. The NRF report from November 2015 reports that approximately 8% of all merchandise purchases are returned.

•
Compliance with government regulations.  An increasingly stringent regulatory environment necessitates the verifiable recycling and remarketing of surplus assets that would otherwise be disposed of as waste.

•
Increasing focus by corporate and government agencies to seek green solutions for surplus assets.  Most organizations appreciate the growing need to be environmentally friendly by improving their management of end of life or surplus goods, including the need to repurpose or efficiently redistribute surplus and capital assets to minimize waste and maximize value for themselves and the communities they serve.

•
Changing budgetary trends in corporate and governmental entities.  As corporate and governmental entities increasingly are being pressured to enhance efficiencies, while utilizing less resources, the liquidation of surplus and salvage capital assets become a source of funds.

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
The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Strong growth has occurred in the business-to-business (B2B) online retail market, which can be attributed to the rapid migration of manufacturers and wholesalers to open, online platforms. This continued evolution toward ubiquitous B2B platforms that enable sellers and buyers to interact with each other anywhere in the world, reached $889 billion in ecommerce sales in 2017, up 7.2% from 2016. (Source: Forrester Research, Inc.). Forrester also anticipates that B2B ecommerce sales will grow 7.3% annually for three years, then climb 7.9% between 2020 and 2021 to reach $1.184 trillion. We believe professional buyers of surplus and salvage assets will increasingly use these B2B platforms to identify and source goods available for immediate online purchase.

Our Solution
Our solution is comprised of ecommerce marketplaces and value-added services. Our marketplaces and services are designed to provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 3.1 million professional buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, as well as self-service tools to efficiently manage our sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.
Through our relationships with our sellers, we provide our buyers convenient access to a substantial and continuous flow of surplus and salvage assets. Buyers can find products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and individual items. Our solution combines leading ecommerce marketplaces with a full suite of integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers a convenient method for sourcing surplus consumer goods and commercial capital assets including, industrial equipment, energy equipment, and transportation assets. For any given asset, our buyers have access to a detailed product description, product manifest, digital images of a product, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become the primary source for surplus and salvage assets for many of our professional buyers and end-users.
We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods and a virtual cycle for our buyers and sellers. As of September 30, 2017, we had aggregated approximately 3,171,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the fiscal year ended September 30, 2017 we had over 2,290,000 auction participants in our online auctions. During fiscal year 2017, we grew our registered buyer base by 6.2% or approximately 185,000. None of our buyers represented more than 3% of our revenue during the fiscal year ended September 30, 2017. As buyers continue to discover and use our ecommerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.
Competitive Factors
We have created liquid marketplaces for virtually any type, quantity or condition of surplus or salvage assets. The strengths of our business model include:
Aggregation of supply and demand for surplus and salvage assets
Our ability to aggregate sellers and buyers through our marketplaces is the strength of our business model. Sellers benefit from a liquid, transparent market and the active participation of our large base of professional buyers, which enhances returns. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of surplus and salvage assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators. Instead, sellers and buyers access our ecommerce marketplaces for their entire surplus and salvage asset needs.
Integrated and comprehensive solution
Our marketplaces are designed to provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus and salvage assets. We offer self-service solutions as well as a full suite of value-added services to simplify the sales and supply chain processes for our sellers and improve the utility of our marketplaces for our buyers. For corporate and government sellers, we provide sales, marketing, logistics and seller support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and reverse supply chain for our sellers, reducing complexity while providing the ability to optimize the seller's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the sale proceeds (less our portion of such proceeds and/or our commissions or fees) after the sale is completed. Our buyer services include intelligent alerts, search tools, dynamic pricing, shipping and delivery, secure settlement, live buyer support and dispute resolution to enable the most effective methods to source assets for their businesses.

Flexible and aligned transaction model
We offer two primary transaction models to our sellers: the purchase transaction model and the consignment transaction model. Under the purchase transaction model, we purchase inventory from a seller that we resell in our marketplaces. In some cases our inventory purchase price is variable, as we may share the gross or net proceeds of such resales with the seller. Sellers that elect the purchase transaction model are considered vendors. Under the consignment transaction model, we do not purchase inventory from a seller; instead, we enable a seller to sell its goods in our marketplaces and we earn commission revenue based on the proceeds received from the sale. Sellers that elect the consignment transaction model are considered consignors.
Faster transaction cycle times for our sellers and buyers
We believe our marketplace solutions allow our sellers to complete the entire sales process more rapidly than through other liquidation methods by generally reducing the complexities in the reverse supply chain and utilizing our multi-channel strategies to optimize recovery and velocity. As a result, our sellers are able to reduce surplus or less valuable inventory quickly, generate additional working capital and reduce the cost of carrying unwanted assets. We provide a one stop solution to enable professional buyers of any size throughout the world to purchase assets in an efficient manner. For these buyers, we provide a broad range of services to give them the information necessary to make an informed bid and ensure they quickly and efficiently receive the goods purchased.
Solutions that promote sustainability and green solutions for improved corporate/government stewardship
Our solutions provide a range of capabilities that enable corporate and government agency sellers to directly reduce the amount of waste generated by redistributing end-of-life products or assets, through our solutions, improving the net financial recovery generated while positively impacting the communities they serve. Some of the world's largest forward-thinking corporations and government agencies have significantly enhanced their stewardship of communities and the environment by utilizing our services and selling their surplus assets through our marketplaces.
Our Strategy
The focus of our growth strategy is to provide the world's most transparent, innovative and effective ecommerce marketplaces and integrated services for surplus assets in order to bring commercial, municipal government and federal agency sellers together with professional buyers. Our business has already attracted nearly 3.2 million registered buyers and achieved over $629 million of gross merchandise volume in fiscal year 2017, and is well positioned to serve any seller for virtually any asset type in every industry sector. We seek to position ourselves to seize opportunities in a multi-billion-dollar market through organic growth by expanding our platform to a diversified base of Fortune 1000 corporations, municipal agencies and small and medium size businesses that can benefit from our global marketplace, buyer liquidity and integrated services.
The key elements of our growth strategy are to:
Intensify Supply and Demand in our core vertical markets
We intend to increase the active buyer participation within our consumer goods, commercial capital assets (energy, industrial, biopharmaceutical, and other markets), and municipal government marketplaces, by attracting new buyers and more deeply penetrating our base of existing professional buyers. We intend to attract new buyers by using a variety of online and traditional marketing programs while improving the services and experience for our valued professional buyers. In addition, we plan to use the comprehensive buyer profiles, preferences and transactional data we have compiled over the last 18 years to enable us to identify and market highly relevant assets available through our marketplaces to the most likely buyers. We believe these initiatives will help us to increase the total number of auction participants and increase loyalty among our buyer base. In turn, increased buyer participation within our marketplaces should enable us to sell higher volumes of surplus assets, expand into new vertical markets, and maintain high recovery values for our sellers.
Increase value and services for sellers, develop new relationships, and expand our solution to the full reverse supply chain life cycle
We intend to build upon our seller base of the world's largest retailers and manufacturers, thousands of municipalities and our expertise with Federal agencies to attract additional corporate and government sellers to our marketplaces. The majority of corporations and government agencies still rely on inefficient, traditional, and less transparent disposition methods for their surplus assets. To help more organizations address these inefficiencies, we plan to extend our platform to new sellers, including dealers, auctioneers and refurbishers and other principals, who would benefit from accessing our marketplaces, leveraging our global buyer base, and relying on our service offerings.

Innovation and technology development
We are in the process of migrating our marketplaces from separate platforms, to a singular, unified platform. Pursuant to our LiquidityOne Transformation initiative, we are creating a single integrated platform to support seller and buyer management, property management, transaction management, and financial and human capital management across all our marketplaces. This initiative implements a uniform set of best practices across our entire business and provides a greater user experience by making more personalized tools and services available to our buyers and sellers.

During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. Our LiquidityOne platform’s upgraded features and enhancements to our multi-channel optimization capabilities have already improved our business by enabling us to quickly adapt marketing and operations activities to match current seller and buyer demands, optimize marketing spend, and improve lotting activity to drive maximum recovery value for sellers. We expect that the efficiencies and operating leverage created by the LiquidityOne platform will drive profitability, and enable us to be more competitive in pricing new seller programs.

The LiquidityOne platform will further automate our global solution and enable us to leverage the scalability of our technology investments across all of our marketplaces, including multi-currency and multi-lingual solutions. The LiquidityOne platform’s mobile responsive design enables sellers and buyers to access account information, upload assets for sale and search, bid and pay for assets on any device type. In addition to enhancing the features, experience, and services available for our buyers and sellers, we are seeking to leverage the increasing insight we gain with each transaction to enhance the recovery value sellers realize and improve the relevancy of our offerings for our buyers in the reverse supply chain. Following the migration of our major marketplaces onto our new LiquidityOne platform, we anticipate an overall increase in productivity across our sales, marketing, and operations activities, as the initiative is intended to simplify and streamline our operations, improve the functionality of our systems support, decrease the cost of our systems infrastructure, and increase participation from our sellers and buyers.

The next phase in the LiquidityOne transformation initiative is the launch of our commercial self-service marketplace AuctionDeals.com on the new platform. Because the AuctionDeals marketplace mirrors the technology of the GovDeals marketplace, we expect that its launch will aid the subsequent transition of our GovDeals marketplace onto the new platform during the second half of fiscal year 2018. We expect to launch our remaining CAG marketplaces (GoIndustry DoveBid, and Government Liquidation) on the new LiquidityOne platform in the summer of 2018, and our RSCG marketplaces (Liquidation.com and Liquidation.com DIRECT) by the end of fiscal year 2018.

Lastly, we anticipate that we will launch a new consolidated marketplace on the new LiquidityOne platform by the end of fiscal year 2018. This new marketplace will serve as a single marketplace to search, find and buy any asset from across our current network of marketplaces. We expect that a single, unified marketplace will drive increased traffic from our buyer base through more efficient marketing strategies and will provide our buyers with a more efficient method of sourcing our global supply of available assets from sellers across the globe.

Our Marketplaces
Our ecommerce marketplaces serve as an efficient and convenient method for the sale of surplus and salvage consumer goods and capital assets. They are designed to address the particular requirements and needs of buyers and sellers. We operate and enable several marketplaces, including the following:

•
Our www.liquidation.com marketplace enables corporations located in the United States to sell surplus and salvage consumer goods and retail capital assets. This leading business to business marketplace and our related value-added services are designed to meet the needs of our sellers by selling their surplus assets to domestic and international buyers.

•
Our www.govliquidation.com marketplace enables federal government agencies as well as commercial businesses to sell surplus, salvage, and scrap assets. The assets that we purchase as a contractor of the Defense Logistics Agency (DLA) Disposition Services of the U.S. Department of Defense are sold in this marketplace. To satisfy the requirements of U.S. federal government agency sellers, this marketplace incorporates additional terms and conditions of sale, such as U.S. Trade Security Controls clearance for the sale of export-controlled property.

•
Our www.govdeals.com marketplace provides self-service solutions in which sellers list their own assets, and enables local and state government entities including city, county and state agencies, located in the United States and Canada to sell surplus and salvage assets. GovDeals also offers a suite of services that includes asset sales and marketing, and seller self-service.

•
Our www.auctiondeals.com marketplace provides self-service solutions in which sellers list their own assets, and enables commercial businesses located in the United States and Canada to sell surplus and salvage assets.

•
Our www.networkintl.com marketplace enables corporations to sell idle, surplus, and scrap equipment in the oil and gas, petrochemical and power generation industries. This marketplace and our related services are designed to meet the unique needs of energy sector sellers.

•
Our www.go-dove.com marketplace enables corporations located in the United States, Europe, and Asia to sell manufacturing surplus and salvage capital assets. This marketplace and our related services are designed to meet the specific needs of manufacturing sector sellers selling their surplus assets to domestic and international buyers.

•
Our www.irondirect.com marketplace enables buyers to purchase new and used construction equipment, attachments, technology products and replacement parts conveniently without sacrificing quality or cost effectiveness. IronDirect does this by offering a convenient platform which allows online configuration, pricing and lead time transparency, free direct shipping on most products and an asset disposal support process.

In addition to these leading business-to-business marketplaces, we recognize the need to reach end users for some of the assets our sellers have entrusted to us. Thus, we have developed the capability to sell products on our seller's behalf directly to end-users and/or consumers using a range of existing marketplaces. Our www.secondipity.com marketplace provides consumers a trusted source of value products through a socially conscious online experience designed to provide "Better Value, Better Life," by donating a portion of the proceeds of every sale to charity. Our Uncle Sam's Retail Outlet website uses a business-to-consumer model to sell surplus military goods. We also have an established global buyer base that seeks to buy in larger quantities than are offered through our standard auction platform. Thus, we have dedicated sales teams to support their needs and supply chain. These range from a single truckload to ongoing flows of goods for export anywhere in the world, where we market, handle, and support the full transaction on behalf of our buyers. We expect to continue to meet the needs of our sellers and to access a growing range of products for all our buyers by enhancing our multi-channel strategy to ensure we create the greatest value for assets at the end of their initial product life cycle.
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
Seller services.    We offer value-added services to sellers in three areas: (1) merchandising and channel optimization, (2) logistics and (3) settlement and seller support, including compliance services.

•	Merchandising and Channel Optimization efforts encompass all of the services necessary to prepare merchandise for a successful auction and include the following:

•
Channel Optimization—we determine the marketplace and channel sales strategy that creates the greatest value for the individual asset using our real-time transaction systems and proprietary data to support ongoing optimization.

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

•	Logistics. We provide logistics services designed to support the receipt, handling, transportation and tracking of merchandise offered through our marketplaces, including the following:

◦	Distribution centers—we provide sellers with the flexibility of either having us manage the sales process at their location or delivering merchandise to one of our distribution centers.

◦	Inventory management—sellers benefit from our management and inventory tracking system designed so that merchandise is received, processed and delivered in a timely manner.

◦
Cataloguing merchandise—we catalogue all merchandise, which enables us to provide useful product information to buyers and sellers. In certain circumstances, we inspect the merchandise and provide condition descriptions to improve quality and the financial recovery to the seller.

◦
Testing, data wiping, de-labeling and refurbishment—we test products, wipe electronic data, refurbish and remove labels and product markings from merchandise prior to sale in order to add value to the asset and protect sellers' brand equity and distribution relationships.

◦
Return to vendor or product disposition to non-sales channels—we manage the end-to-end processes for our sellers ensuring that returned merchandise is disposed of in compliance with a variety of disposition requirements. We provide end-to-end management of returning products to vendors, charities, or channels outside of our leading marketplace solutions.

◦
Outbound fulfillment—we can arrange for domestic or international shipping for all merchandise, whether it's a small item or container load for export located in one of our distribution centers or at a seller's facility.

◦	Settlement and seller support. Settlement and seller support services are designed for successful and reliable completion of transactions and include:

◦	Buyer qualification—we qualify buyers to ensure their compliance with applicable government or seller mandated terms of sale, as well as to confirm their ability to complete a transaction.

◦	Collection and settlement—we collect payments on behalf of sellers prior to delivery of any merchandise and disburse the proceeds to the seller after the satisfaction of all conditions of a sale.

◦
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

◦	Seller support and dispute resolution—we provide full support throughout the transaction process and dispute resolution for our buyers and sellers if needed.
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

◦
Search and navigation tools—buyers can search our marketplaces for products based on a variety of criteria and personalized settings, including product category, keyword, lot size, product condition, product geographic location and auction ending date.

◦
Dynamic pricing tools, product information, and shipping quotes—we offer multiple dynamic pricing tools including outbid notification, automated bid agent and automatic auction extension. In addition, we provide buyers the information they need to make informed decisions, including product data, seller performance, and online shipping quotes to help understand their landed cost.

◦
Broad and flexible range of shipping/pick-up options—we can provide packaging and shipping services for each transaction, whether it is a small item or container loads for export, including buyer pick-up at our premises, for the majority of transactions, or support buyer arranged transportation. We support the most efficient solution for each transaction and each buyer.

◦
Secure settlement and buyer support—in addition to qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, which in turn enhances buyer confidence. In addition, we provide full reliable buyer support throughout the transaction process.

Sales and Marketing
We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2017, we had 210 sales and marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value of our solutions to existing sellers. Our marketing activities are focused primarily on acquiring and activating new buyers and increasing existing buyer participation. Our marketing team also manages our Liquidity Services and marketplace brands, and drives lead generation efforts that support the sales team.
Sales

Our sales personnel develop seller relationships, enter into agreements to provide our services and manage the business accounts on an on-going basis. Our sales team focuses on building long-term relationships with sellers that we believe will generate recurring transactions. They also leverage our years of experience and market data of completed transactions to identify which of our various services would be beneficial to each new or existing seller. Our sales team works with a number of auction partners globally for both purchase and consignment transaction model projects. In addition, we have a Lead Generation Team which tracks announcements regarding plant closures on a global basis in the key industries which we serve. The lead generation team uses a number of sources to research plant closures which include news aggregators, trade journals, industry specific web sites and bankruptcy reports on a global basis.
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

•
Buyer participation.  We use a variety of tools to increase buyer participation, including: targeted opt-in e-mail newsletters that provide content based on the buyer's stated categories of interest and past bidding or transaction activity; special e-mail alerts highlighting specific products of interest; personalized recommendation engines; and convenient search tools that enable a buyer or prospective buyer to find desired items on our ecommerce marketplaces.

•
Market research.  In order to better target buyers by industry segment, geographic location or other criteria, our marketing department continually gathers data and information from each of the buyer segments we serve. In addition, the marketing department conducts regular surveys to better understand buyers' behavior and needs. We have adopted a privacy policy and have implemented security measures to protect this information.

•
Sales support.  Our marketing department employs a robust lead generation program, creates documentation and research to support our sales team in presenting our company to potential sellers and buyers, including sales brochures and white papers, and participates in selected trade shows.

All marketing activities are evaluated based on the level of auction participation in our marketplaces, the cost to acquire new sellers, and the cost effectiveness of each action.
Technology and Infrastructure
Our marketplaces are fully web-based and can be accessed from any Internet-enabled device by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed in-house, providing us with control over the marketplaces and the ability to make enhancements quickly to better fit the specific needs of our buyers and sellers. Our infrastructure provides:

•	an efficient channel to sell online through a variety of pricing mechanisms (standard auction, sealed bid, Make and Offer, and fixed price);

•
a scalable back office that enables buyers and sellers to efficiently manage transactions among remote business users by utilizing account management tools, including payment collection, invoicing management, shipping and transaction settlement; and

•
an input/output agnostic platform, including Application Programming Interface or other conduits that enable us to integrate seamlessly with partner enterprise applications of sellers and third party service providers.

We have designed our websites and supporting infrastructure to be highly robust and to support new services and increased traffic. Our servers are fully-managed and hosted by Amazon Web Services and Microsoft Azure Public Cloud Platforms. Every critical piece of our application is regionally resilient, and we maintain off-site back-up systems and we can provision a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our ecommerce marketplaces.
Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant efforts to protecting our systems from intrusion.
During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. Key enhancements offer buyers and sellers a more attractive and updated responsive design, engaging user experience and improved functionality that provides greater visibility and access to a universe of surplus energy assets. This launch marks a significant deployment in the company’s LiquidityOne transformation initiative
During the fourth quarter of fiscal year 2016, we launched the IronDirect marketplace. The launch of the Network International and IronDirect marketplaces supports our strategy of leveraging investments in technology, superior process and integrated services to drive transparency, convenience and win-win value creation for buyers in large, global markets. During fiscal year 2018, we will continue to migrate our marketplaces to the LiquidityOne platform.
Operations
Supporting large organizations that have a recurring need to sell surplus and salvage assets requires systematic processes to enhance the financial value and convenience received by our sellers. We believe we have integrated all of the required operational processes into our solution to efficiently and to effectively support our buyers and sellers. Our operations group is comprised of three functions: (1) buyer relations, (2) shipping logistics and (3) distribution center and field service operations.
Buyer relations
Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments and resolving disputes. Our websites contain extensive information about buying through our ecommerce marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently-asked buyer questions and an indexed help section. Buyers are able to contact a buyer support service representative by live chat as well as e-mail or phone if they need additional support.
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
Distribution center and field service operations
Our distribution center and field service operations group perform selected pre-sale and post-sale value-added services at our distribution centers and at seller locations globally. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images and/or video and providing additional optional value-added services such as returns management (RM) services, return to vendor (RTV) services and product delabeling, data cleaning/wiping, testing, refurbishment and repackaging. Our distribution center and field service operations group personnel also arrange the outbound shipping or pick-up of purchased assets for our buyers.

Competition
The online services market for auctioning or liquidating surplus and salvage assets is competitive and growing rapidly. We currently compete with:

•	other ecommerce providers;

•	auction websites;

•	government agencies that have created websites to sell surplus and salvage assets; and

•	traditional liquidators and fixed-site auctioneers.
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
In our IronDirect business we compete with local, regional and national sellers and rental companies offering construction equipment and a variety of accessories, as well as replacement and maintenance parts and services.
Some of our other current and potential competitors have longer operating histories, larger seller and buyer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. In addition, some of these competitors may be able to devote greater financial resources to marketing and promotional campaigns, secure merchandise from sellers on more favorable terms, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to website and systems development than we are able to do. Increased competition may result in reduced operating margins and loss of market share. We may not be able to compete successfully against current and future competitors.
Our Vendor Contracts with the United States Department of Defense and Amazon.com, Inc.
We have two material vendor contracts with the DoD, the Surplus Contract and the Scrap Contract, under which we acquire, manage and sell government property. This relationship provides a significant supply of goods that we offer to our buyer base through our ecommerce marketplace www.govliquidation.com. In support of these contracts, we provide services in over 2 million square feet of military space at over 150 military bases throughout the United States and in U.S. territories.
Surplus Contract.    Under the Surplus contract, we are the remarketer of substantially all DoD non-rolling stock surplus turned into the DLA Disposition Services (DLA) and available for sale within the United States, Puerto Rico, and Guam. The Surplus contract requires us to purchase substantially all usable surplus property offered to us by the DoD at a fixed percentage of the DoD's original acquisition value (OAV). This fixed percentage is currently 4.35%; prior to December 2014 - the date the current Surplus contract became effective, this fixed percentage was 1.8%. Included in accrued expenses and other current liabilities in our Consolidated Balance Sheet is a liability to the DoD of $6.2 million and $16.1 million as of September 30, 2017 and 2016, respectively. We retain 100% of the profits from the resale of the property and we bear all of the costs for the merchandising and sale of the property. The Surplus contract permits either party to terminate the contract for convenience. The initial two-year base period of the current Surplus contract ended in December 2016. On December 6, 2016, the DLA notified us that it was exercising its first 1-year extension option under the Surplus contract. The Surplus contract now extends through December 14, 2017. There are three remaining one-year options to extend the Surplus contract, exercisable by the DLA. The DLA may terminate the contract for convenience upon written notice. See “Risk Factors - We have vendor contracts with the United States Department of Defense in our CAG segment and Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our inventory, and if our relationship with either of them is disrupted, we would experience a significant decrease in revenue and income” for additional information about the Request for Technical Proposal ("RFTP"). See Note 18 (Subsequent Event) in the Notes to the Consolidated Financial Statements for information about the bidding on the DLA’s Request for Technical Proposal, which was issued subsequent to September 30, 2017.
Revenue from resales of surplus property that we purchased from the DoD, as well as services we provided to the DoD under the Surplus contract accounted for 27.6%, 31.0%, and 24.7%, of our consolidated revenue for the twelve months ended September 30, 2017, 2016, and 2015, respectively. The property we purchased under the Surplus Contract and resold in our marketplaces accounted for approximately 9.4%, 12.7%, and 12.3%, of our GMV for the twelve months ended September 30, 2017, 2016, and 2015, respectively. This vendor contract is included within our CAG segment.
Scrap Contract.    The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell substantially all non-electronic scrap property of the DoD turned into the DLA at a per pound price. Scrap property generally consists of items determined by the DoD to have no value beyond their base material content value, such as metals, alloys, and building materials. Under the Scrap contract we are the remarketer of substantially all DoD non-electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.

The current Scrap contract was awarded to us in April 2016. We commenced operations under this contract in the quarter ended December 31, 2016. The contract is a three-year contract with two, one-year renewal options. The base period of the Scrap contract will expire on September 30, 2019. We pay a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and we bear all of the costs for the sorting, merchandising and sale of the property. The DLA may terminate the contract for convenience upon written notice.
The original Scrap contract was structured as a profit-sharing arrangement under which we paid a profit-sharing payment to the DLA equal to 65.0% of the net resale proceeds of the scrap property. As a result of moving from a profit-sharing arrangement to a revenue-sharing arrangement, during the first quarter of fiscal year 2017, we re-named the balance sheet line item reflecting the amount payable to the DoD under the Scrap contract from Profit-sharing distributions payable to Distributions payable.
Revenue from resales of scrap property that we purchased from the DoD under the Scrap contract accounted for approximately 11.1%, 10.2%, and 15.3%, of our total revenue for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. The property we purchased under the Scrap contract and resold in our marketplaces represented 4.7%, 5.0%, and 7.6%, of our GMV for the twelve months ended September 30, 2017, 2016, and 2015, respectively. This vendor contract is included within our CAG segment.
The Surplus and Scrap contracts require us to satisfy export control and other regulatory requirements in connection with sales. Specifically, for specified categories of property sold under these vendor contracts that are designated by the DoD as being subject to export controls, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer's business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items. Applicable export controls include the Export Administration Regulations enforced by the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce, and the International Traffic In Arms Regulations enforced by the Directorate of Defense Trade Controls ("DDTC") of the U.S. Department of State. Our collection, settlement tools and procedures are designed so that transactions for these categories of property cannot be completed until we receive a completed end-use certificate and confirmation of the buyer's trade security controls clearance. In addition, we do not combine export-controlled property into auction lots with property not subject to export controls.
We are also prohibited from selling property to persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments, including the Specially Designated Nationals and Blocked Persons List maintained by the Office of Foreign Assets Control of the U.S. Department of Treasury and the Entity List maintained by the Bureau of Industry and Security (BIS), the Denied Persons List maintained by BIS, and the Debarred Parties List maintained by the Directorate of Defense Trade Controls (DDTC). In addition, we are prohibited from selling to countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. As part of each sale, we collect information from potential buyers that our systems cross reference against a list of restricted or prohibited parties and countries, regimes, or nationals that are the target of economic sanctions or other embargoes in order to comply with these restrictions. Failure to satisfy any of these export control and other regulatory requirements could subject us to civil and criminal penalties and administrative sanctions, including termination of the DLA Disposition Services contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. federal government agencies.
Additionally, we have a vendor contract with Amazon.com, Inc., under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 21.8%, 12.1%, and 6.9% of cost of goods sold for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. This contract is included within our RSCG segment.
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
In connection with our vendor contracts with the U.S. federal government, the U.S. federal government has the right to audit and review our performance on our government contracts, as well as our compliance with applicable laws and regulations. In addition, we resell merchandise we purchased under our government contracts, such as scientific instruments, information technology equipment and aircraft parts, that is subject to further government regulations, some of which may require us to obtain an export license in certain circumstances or an end-use certificate from the buyer. In the United States, the sale of this type of merchandise is further regulated by, among others, the U.S. Export Administration Regulations, International Traffic in Arms Regulations and the economic sanctions and embargo laws enforced by the Office of Foreign Assets Control Regulations. If a government audit uncovers improper or illegal activities, or if we are alleged to have violated any laws or regulations governing the products we sell under our government contracts, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, denial of export privileges, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. See "Risk Factors—Unfavorable findings resulting from a government investigation or audit could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results."
Intellectual Property
We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on a combination of contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.auctiondeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.go-dove.com, and www.irondirect.com. We pursue the registration of our trademarks in the U.S. and internationally. Effective patent, copyright, trademarks, trade secret and domain name protection is expensive to maintain and we may have to litigate to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not be successful in certain jurisdictions.
We rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, financial condition, results of operations and cash flows.
We do not believe that our business, sales policies or technologies infringe the proprietary rights of third parties. However, third parties have in the past and may in the future claim that our business, sales policies or technologies infringe their rights. We expect that participants in the ecommerce market will be increasingly subject to infringement claims as the number of services and competitors in the industry grows. Any such claim, with or without merit, could be time consuming, result in costly litigation or an injunction or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all or may be prohibited by an injunction. As a result, any such claim of infringement against us could have a material adverse effect upon our business, financial condition, results of operations and cash flows.
Employees
As of September 30, 2017, we had 794 U.S. employees, including 150 in sales and marketing, 120 in technology, 45 in buyer and seller support service, 382 in operations and 97 in finance and administration. In addition, as of that date, we had 152 international employees, including 61 in sales and marketing, 7 in technology, 2 in buyer and seller support service, 54 in operations and 28 in finance and administration.
None of our U.S. employees are covered by collective bargaining agreements. We believe that we have good relationships with our employees.

Available Information
Our annual, quarterly and current reports, proxy statements, amendments to those reports and other information are also made available free of charge on our website www.liquidityservices.com, as soon as reasonably practicable after we electronically file these materials with, or furnish them to the SEC. We use our website as a channel of distribution for material company information. Important information, including news releases, analyst presentations and financial information regarding the Company is routinely posted on and accessible at www.liquidityservices.com.
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
We have vendor contracts with the United States Department of Defense in our CAG segment and Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our inventory, and if our relationship with either of them is disrupted, we would experience a significant decrease in revenue and income.

We have two material vendor contracts with the DLA Disposition Services under which we acquire, manage and resell surplus and scrap property of the DoD. If our relationship with, or our ability to purchase inventory from, the DoD is impaired, we are not awarded new DoD vendor contracts when our current contracts expire, any of our DoD vendor contracts are terminated or the supply of inventory under the vendor contracts is significantly decreased, we likely would be unable to procure alternative product from other vendors in a timely and efficient manner and on acceptable terms, or at all, and would therefore experience a significant decrease in revenue and GMV which, in turn, may adversely impact the profitability of the Company. Resale of surplus property that we purchased, as well as services we provided to the DoD, under the Surplus Contract accounted for 27.6%, 31.0%, and 24.7% of our revenue and 9.4%, 12.7%, and 12.3% of our GMV for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Resale of scrap property that we purchased under the Scrap Contract accounted for 11.1%, 10.2%, and 15.3% of our revenue and 4.7%, 5.0%, and 7.6% of our GMV for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. We believe that these vendor contracts will continue to be the source of a significant portion of our inventory and GMV during their respective terms. The current term of the Surplus Contract ends in December 2017. There are three one-year options to extend, exercisable by DLA Disposition Services. On October 11, 2017, the DLA published a Request for Technical Proposal ("RFTP") for the sale of surplus, useable non-rolling stock property. The DLA intends to award two term contracts which are intended to replace our current Surplus contract. The DLA has also reserved its right to renew our current Surplus contract. See Note 18 (Subsequent Event) in the Notes to the Consolidated Financial Statements for information about the bidding on the DLA’s Request for Technical Proposal, which was issued subsequent to September 30, 2017. The current Scrap Contract has a three-year base term that will expire in September 2019, subject to the DoD’s right to extend for two additional one-year terms. Both of the DoD contracts are included within our CAG segment.

Under the current Surplus Contract, as amended, we are obligated to purchase all DoD surplus property at 4.35% of Disposition Services' original acquisition value ("OAV"). The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security or public safety reasons or if the property is otherwise needed to support the mission of the DoD. The DoD may also elect to provide for itself certain services that we currently provide under the Surplus Contract. Although the revenue we earn for these services has decreased as a result of price decreases, if the DoD makes such an election, the revenue we earn under the Surplus Contract will further decrease.
Our Surplus and Scrap Contracts with the DoD allow either party to terminate the contract for convenience. The DoD also has the right, after giving us notice and a 30-day opportunity to cure, to terminate the contracts and seek other contract remedies in the event of material breaches.
Our Surplus and Scrap Contracts were awarded by the DoD through a competitive bidding process, and we may be required to go through a new competitive bidding process when our existing contracts expire. We may not win any such competitive solicitation, as one or more providers may offer to purchase property and provide the same or similar services at a more favorable price. Even if we win the competitive procurement, we could be required to increase significantly the prices we pay for inventory we purchase under these contracts, to reduce significantly the prices we charge for our services under the new contracts, or to provide additional services at prices that are not favorable to us. We could also be required to change our current methods of providing services under these contracts to methods that are more costly to us. The failure to win the competitive solicitation or a requirement to purchase inventory at higher prices, or to provide our current services or additional services at significantly less favorable prices or in a manner that is more costly to us, would materially adversely affect our revenues and have a material adverse effect on our business, prospects, financial condition and results of operations. In addition, our participation in any competitive bidding process may be costly and time consuming and could divert our management and key personnel from our business operations.
Additionally, we have a vendor contract with Amazon.com, Inc., under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 21.8%, 12.1%, and 6.9% of cost of goods sold for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. This contract is included within our RSCG segment.
If Amazon were to stop selling inventory to us on acceptable terms, we likely would be unable to procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, and would therefore experience a significant decrease in revenue and have difficulty generating income.
In addition, if our sellers violate applicable laws, regulations, or implements practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation, limit our growth, and negatively affect our business, prospects, financial condition and results of operations.
Unfavorable findings resulting from a government audit or investigation could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.
The federal government has the right to audit our performance under our government contracts. Any adverse findings from audits or reviews of our performance under our contracts could result in a significant adjustment to our previously reported operating results. The results of an audit by the government could significantly limit the volume and type of merchandise made available to us under our vendor contracts with the DoD, resulting in lower gross merchandise volume, revenue, and profitability for our company. If such a government audit uncovers improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions and could suffer serious harm to our reputation. Government and law enforcement agencies may also investigate our other activities under our DoD contracts and our company. If such an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. If, as the result of a government audit or investigation, or for any other reason, we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if the government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability would substantially decrease.

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
We face intense competition.
Our businesses are rapidly evolving and intensely competitive, and we have many competitors in different industries, including the online services market for auctioning or liquidating surplus and salvage assets and retail markets. Competitive pressures could affect our ability to attract and retain buyers and sellers, which could decrease our revenue and negatively affect our operating results.
In our marketplaces for surplus and salvage assets, we currently compete with a variety of competing online, mobile, and offline channels. These include, but are not limited to, ecommerce providers, auction websites, retailers, distributors, liquidators, import and export companies, auctioneers, and government agencies that have created websites to sell surplus and salvage assets. As our product offerings continue to broaden into new categories of surplus items, we expect to face additional competition from other online, mobile, and offline channels for those offerings.
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
Some of our other current and potential competitors have longer operating histories, larger seller and buyer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. They may be able to devote greater financial resources to marketing and promotional campaigns, secure better terms from sellers and vendors, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to technology and infrastructure than we are able to do. Increased competition may result in reduced operating margins and loss of market share. We may not be able to compete successfully against current and future competitors.
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
We are implementing a new ecommerce marketplace and back-office solution as part of our LiquidityOne Transformation initiative in order to upgrade the information technology systems used to operate our business and replace them with cloud-based solutions. Our new ecommerce marketplace and back-office solution will be integrated with our new Enterprise Resource Planning (“ERP”) system that we began rolling out across the company in the fourth quarter of fiscal year 2017 and will continue to roll out during fiscal year 2018. Upon implementation of the new cloud-based solutions, a large portion of our information technology systems will be comprised mostly of outsourced, cloud-based infrastructure, platform, and software-as-a-service solutions not under our direct management or control. Any disruption to either the outsourced systems or the communication links between us and the outsourced supplier, could negatively impact our ability to operate our websites or our transaction systems and could impair the services that we provide to our sellers and buyers. We may incur additional costs to remedy the damages caused by these disruptions.
In addition, implementation of the LiquidityOne Transformation Initiative and integration of our new ecommerce marketplace and back-office solution with our new ERP system will require substantial changes to our software and network infrastructure, which could lead to system interruptions, affect our websites and transaction systems and further expose us to operational disruptions, which could have a material adverse effect on our results of operations.
If we do not respond to rapid technological changes or upgrade our systems, we could fail to grow our business and our revenue could decrease.
To remain competitive, we must continue to enhance and improve the functionality and features of our ecommerce business through initiatives like the LiquidityOne Transformation initiative. Although we currently do not have specific plans for any upgrades that would require significant capital investment beyond the LiquidityOne Transformation initiative, in the future we will need to improve and upgrade our technology, transaction processing systems and network infrastructure in order to allow our operations to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, products and enhancements. The Internet and the ecommerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will increase. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure in a timely fashion our ability to grow could be limited and our revenue could decrease.
We may not realize all of the anticipated benefits from our LiquidityOne Transformation initiative.
We expect our LiquidityOne Transformation initiative will significantly increase our efficiency and productivity, the functionality of our marketplaces and our cross-selling opportunities, as well as decrease the cost of our systems infrastructure, all of which we expect will drive scale and growth for our company and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking spanning multiple years that will replace many of our existing operating and financial systems. This complex, multifaceted and extensive initiative may result in material unanticipated problems and expenses. If our new systems do not operate as expected, we may have to incur significant additional costs to modify them. We cannot assure you that the LiquidityOne Transformation initiative will be beneficial to the extent or within the timeframes expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. If the LiquidityOne Transformation initiative is not implemented successfully and within budget, or if the changes, including the new ERP system do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations. Similarly, if our buyers and sellers fail to accept our new platform or our new unified process for handling the transactions on all of our marketplaces, it could materially adversely affect our business and results of operations.

Our LiquidityOne Transformation initiative places a significant strain on our management, operational, financial and other resources.
As part of the LiquidityOne Transformation initiative, we are replacing multiple non-scalable legacy IT platforms with a singular, modular technology platform with key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire company. The new platform is designed to provide our buyers access to all the property available in all our marketplaces, provide a common account experience for sellers, harmonize, simplify and streamline our operations. This program is placing significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. The LiquidityOne Transformation initiative requires management time and resources to educate employees and implement new ways of conducting business. We may not be able to effectively manage this initiative, including its timing, costs, and adoption by sellers and buyers, which could negatively affect our business and our operating results, as well as result in damage to our reputation and our prospects. In addition, the dedication of resources to the LiquidityOne Transformation initiative limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our internal systems. Further, the timing of completion of various remaining phases of marketplace rollouts on to the new LiquidityOne platform could be delayed, resulting in higher costs during the implementation and greater strain on management time and resources.
We may need additional financing in the future, which may not be available on favorable terms, if at all.
We may need additional funds to finance our operations, as well as to enhance our services, and acquire inventory for our businesses, fund initiatives such as the LiquidityOne Transformation initiative, respond to competitive pressures, acquire complementary businesses or technologies or otherwise support our growth. We may also require additional funds if vendors and other third parties from whom we purchase inventory, other goods or services extend less favorable credit terms to us. Our business may not generate the cash needed to finance such requirements. We currently do not have a credit facility with third-party lenders from which we may draw funds. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. The general economic and capital market conditions in the United States and other parts of the world can deteriorate significantly, adversely affecting access to capital and increasing the cost of capital. A large degree of uncertainty remains both domestically and abroad, which can adversely impact access to capital, and the cost of capital. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund strategic initiatives, respond to competitive pressures, take advantage of business opportunities or grow our business would be limited, and we might need to restrict our operations and initiatives.
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
Any failure to receive merchandise at our distribution centers or deliver products to our buyers in a timely and accurate manner could lead to seller or buyer dissatisfaction and cause us to lose sellers and buyers.
A significant interruption in the operations of our buyer and seller support service system or our distribution centers could harm our business and operating results.
Our business depends, to a large degree, on effective support services to our buyers and sellers, and on effective distribution center operations. We currently staff DoD warehouse distribution space, for which we do not incur leasing costs, as well as leased commercial warehouse distribution space. These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements or occupancy arrangements in the case of government provided facilities, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters or other events. In addition, space provided to us by the DoD could be re-configured or reduced in the DoD's discretion.
If we fail to accurately predict our ability to sell merchandise in which we take inventory risk and credit risk, our margins may decline as a result of lower sale prices from such merchandise.
Under our purchase transaction model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we sell on our websites are characterized by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory. In addition, we do not typically receive warranties on the surplus goods we purchase and, as a result, we have to resell or dispose of any returned goods. Historically, the number of disposed goods (which includes returned goods that we have not resold) has been less than 2% of the goods we have purchased. To manage our inventory successfully, we need to maintain sufficient buyer demand and sell merchandise for a reasonable financial return. We may overpay for the acquired merchandise if we miscalculate buyer demand or the acquired merchandise has defects of which we were unaware. In the event that merchandise is not attractive to our buyer base, we may be required to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. Currency exchange rates may negatively affect our results if we pay for inventory using a different currency than we receive when we sell the inventory. Declines in commodity prices may also reduce the profit we are able to realize in our scrap business. For example, we may not be able to sell our inventory for amounts above its cost and we may incur a loss in products we handle for our commercial sellers.
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
We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.irondirect.com, and www.auctiondeals.com. We pursue the registration of our domain names in the U.S. and internationally. We currently do not have any patents or registered copyrights, but we are pursuing patents. Effective patent, copyright, trademark, service mark, trade secret and domain name protection is expensive to maintain and may require litigation. Our competitors may adopt trade names or domain names similar to ours, thereby impeding our ability to promote our marketplaces and possibly leading to buyer or seller confusion. In addition, we could face trade name, trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or confusion related to our marketplaces could damage our reputation and negatively impact the growth of our business.
We may not realize all of the anticipated benefits from our business reorganization.
We expect our business reorganization (see Note 14 - Business Realignment Expenses) will significantly decrease our costs and improve our operating results by, among other things, streamlining our management function, consolidating our U.S. buyer and seller support service operations, consolidating corporate and warehouse facilities and centralizing our procurement activities. We cannot assure you that our business reorganization will be beneficial to the extent or within the timeframes expected, or that the estimated cost savings and operational efficiencies will be realized as anticipated or at all. Difficulties may arise in the implementation of these initiatives and, as a result, we may not be able to achieve the cost savings and synergies that we expect. For example, as part of our business reorganization, we relocated our corporate headquarters to less expensive office space and expect to consolidate additional facilities. If we are not able to terminate without penalty leases for facilities we no longer occupy or successfully sublet such facilities, we will incur additional expense which will negatively impact our operating results.
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
The integration process could result in the loss of key employees, buyers, sellers or other vendors, increase our operating or other costs, decrease our profit margins or disrupt our other businesses, each of which could impair our ability to achieve the anticipated benefits of the acquisition. Our efforts to integrate acquired businesses will divert management's attention and resources from our other businesses. Any failure to timely realize the anticipated benefits of the acquisition could have a material adverse effect on our revenues, expenses and operating results.
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
Our prior operating results have fluctuated due to changes in our business and the ecommerce industry. Similarly, our future operating results may vary significantly from quarter to quarter due to a variety of factors, many of which are beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may affect our quarterly operating results include the following:

•	our ability to retain and increase sales to existing buyers, attract new buyers and satisfy buyer demands;

•	our ability to retain and expand our base of sellers;

•	entry into, or the modification, termination or expiration of, material contracts;

•	the volume, size, timing and completion rate of transactions in our marketplaces, including variability due to the timing of large, project based activities;

•	changes in the supply and demand for and the volume, price, mix and quality of our supply of surplus and salvage assets;

•	introduction of new or enhanced websites, services or product offerings by us or our competitors, which may impact our margins;

•	implementation costs of significant new contracts;

•	changes in the volume and type of value-added services we provide to the DoD or other buyers and sellers;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the conditions and economic prospects of the ecommerce industry or the economy generally, which could alter current or prospective buyers' and sellers' priorities;

•	impairment of goodwill or other intangible assets;

•	technical difficulties, including telecommunication system or Internet failures;

•	changes in government regulation of the Internet and ecommerce industry;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages and similar events;

•	event-driven disruptions such as war, terrorism, armed hostilities, disease and natural disasters;

•	changes in energy and commodities prices, including the timing and speed of recovery in energy sector macro conditions;

•	seasonal patterns in selling and purchasing activity;

•	costs related to acquisitions of technology or equipment; and

•	rising health care insurance costs.
Our operating results may fall below the expectations of market analysts and investors in some future periods. If this occurs, even temporarily, it could cause volatility in our stock price.
Our inability to use software licensed from third parties or our use of open source software under license terms that interfere with our proprietary rights could disrupt our business.
We use software licensed from third parties, including some open-source software that we use without charge. We currently use, among others, the following licensed or open-source software: Microsoft Azure, Microsoft SQL Database, Amazon Web Services, Solr Search Engine, HARPROXY Load Balancer, The .net Framework, Linux (an operating system); MySQL (database software); PERL (an interpreter); Apache (a web server); Java; Liferay (content management system); Mule (enterprise service bus); ActiveMQ (message queue); Tomcat (application container); Chef (infrastructure automation); and Jenkins (code deployment), and we may in the future use additional open-source software. In the future, these licenses to third party software may not be available on terms that are acceptable to us, or at all.
As described above, we currently rely on third parties to provide cloud-based services. Upon completion of our LiquidityOne Transformation initiative, we will rely to a greater degree on outsourced, cloud-based, platform as a service solution not under our direct management or control.
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
Our future success, including our ability to implement successfully the LiquidityOne transformation initiative is substantially dependent on the continued service of our senior management and other key personnel, particularly William P. Angrick, III, our chief executive officer. We do not have key-person insurance on any of our officers or employees. The loss of any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to successfully operate our business and achieve our business goals. Further, the loss of any of our key personnel involved in the implementation of the LiquidityOne Transformation initiative may cause delays in, or otherwise impair, the successful implementation of the program.
If we are unable to attract and retain skilled employees, our business may be harmed.
Our future success depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with sales, marketing, operations and technology expertise. Competition for employees in our industry is intense. We have experienced difficulty from time to time in attracting the personnel necessary to support the growth of our business, and we may experience similar difficulties in the future. If we are unable to attract, assimilate and retain employees with the necessary skills, we may not be able to grow our business and revenue as expected and we could experience increased turnover, decreased levels of buyer and seller service, low morale, inefficiency or internal control failures.
The seasonality of our business places increased strain on our operations.
We have seasonality in each portion of our business. We expect a disproportionate amount of transactions on our marketplaces to occur at certain times during the year. If we are unable to effectively manage increased demand, or the increased flow of goods that we typically experience during these times, it could significantly affect our revenue and our future growth. If too many buyers and sellers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from providing efficient service, which may reduce our GMV and the attractiveness of our value-added services. In addition, we may be unable to adequately staff our distribution centers during these peak periods.
Our international operations expose us to a number of risks.
Our international activities are significant to our revenues and profits, and we may continue to expand internationally, including through acquisitions, organic growth and through joint ventures or strategic alliances with third parties. It is costly to establish, develop, and maintain international operations and websites, and promote our brand internationally. Our international operations may not be profitable on a sustained basis. In addition to risks described elsewhere in this section, our international operations are subject to a number of risks, including:

•	local economic and political conditions, or civil unrest that may disrupt economic activity in affected countries;

•
government regulation of ecommerce and other services, competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;

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

If we expand internationally through joint ventures or strategic alliances, we will also face counterparty risk in addition to the risks described above. If any counterparty to our joint ventures or strategic alliances is unwilling or unable to perform its obligations to us for any reason, we may not realize the benefits of such arrangements and we may experience material unanticipated problems, expenses and liabilities.
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
We face legal uncertainties relating to the Internet in general and to the ecommerce industry in particular and may become subject to costly government regulation.
The laws and regulations related to the Internet and ecommerce are evolving. These laws and regulations relate to issues such as user privacy, freedom of expression, pricing, fraud, quality of products and services, taxation, advertising, intellectual property rights and information security. Laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity and personal privacy could also affect our business. Laws adopted prior to the advent of the Internet may not contemplate or address the unique issues of the Internet and related technologies and it is not clear how they will apply. Current and future laws and regulations could increase our cost of doing business and/or decrease the demand for our services.
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
We sell merchandise, such as scientific instruments, information technology equipment and aircraft parts, that is subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control Regulations. These restrictions prohibit us from, among other things, selling property to (1) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (2) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. In addition, for specified categories of property we purchase under our vendor contracts with the DoD for resale, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer's business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items.
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
We retain highly confidential information on behalf of our buyers and sellers in our systems and databases. Although we maintain security features in our systems that are designed to protect user information and prevent data loss and other security breaches, such measures cannot provide absolute security and our operations may be susceptible to breaches, including from circumvention of security systems, denial of service attacks or other cyber-attacks, hacking, computer viruses or malware, technical malfunction, employee error, malfeasance, physical breaches, system disruptions or other disruptions. These disruptions may jeopardize the security of information stored in and transmitted through our systems. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target. Certain efforts may be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. As the Department of Defense is one of our sellers, our systems may be especially targeted by such malicious attackers. We currently expend, and may be required to expend significant additional capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. These issues are likely to become more difficult as we expand our operations. Any breach of our security measures, or even a perceived breach of our security measures, could cause us to lose sellers or buyers, suffer material harm to our business, financial condition, operating results and reputation or be subject to regulatory actions, sanctions or other statutory penalties, litigation, liability for failure to safeguard our sellers’ and buyers’ information. Further, the loss of confidential seller or buyer information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our users’ confidential information, we may lose the ability to retain existing, and attract new, sellers and buyers, and our revenue could decline.
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
Some of the products we sell through our ecommerce marketplaces or through our IronDirect business may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may be the subject of product recalls or other actions. Our exposure to product liability claims may be increased by the fact that we sell products manufactured by third parties. For example, if the manufacturers do not have sufficient protection from such claims, we may be subject to claims relating to the products in question. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner. Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us from product liability.
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
We are currently required to collect and remit sales taxes in all states for shipment of goods from our DoD vendor contracts. We also collect and remit sales or other similar taxes in respect of shipments of other goods into states in which we have a substantial presence. In addition, as we grow our business, any new operation in states in which we currently do not collect and remit sales taxes could subject shipments into such states to state sales taxes under current or future laws.
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
Similar issues exist outside of the United States, where the application of VAT or other indirect taxes on ecommerce providers is complex and evolving. On January 1, 2015, changes to the rules determining the place of supply (and thus the country of taxation) for all European Union based providers of electronically supplied services were implemented that require that we pay VAT based on the residence or normal place of business of our buyers. These changes may result in our paying a higher rate of VAT or VAT on a higher number of transactions. Additionally, we pay input VAT on applicable taxable purchases within the various countries in which we operate. In most cases, we are entitled to reclaim this input VAT from the various countries. However, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we are not entitled to reclaim VAT could harm our business. In certain jurisdictions, we collect and remit indirect taxes on our fees and pay taxes on our purchases of goods and services. However, tax authorities may raise questions about our calculation, reporting and collection of taxes and may ask us to remit additional taxes, as well as the proper calculation of such taxes. Should any new taxes become applicable or if the taxes we pay are found to be deficient, our business could be harmed.
Fraudulent activities involving our websites and disputes relating to transactions on our websites may cause us to lose sellers and buyers and adversely affect our ability to grow our business.
We are aware that other companies operating online auction or liquidation services have periodically received complaints of fraudulent activities of buyers or sellers on their websites, including disputes over the quality of goods and services, unauthorized use of credit card and bank account information and identity theft, potential breaches of system security, and infringement of third-party copyrights, trademarks and trade names or other intellectual property rights. We may receive similar complaints if our sellers or buyers trading in our marketplaces are alleged to have engaged in fraudulent or unlawful activity. In addition, we may suffer losses as a result of purchases paid for with fraudulent credit card data even though the associated financial institution approved payment. In the case of disputed transactions, we may not be able to require users of our services to fulfill their obligations to make payments or to deliver goods. We also may receive complaints from buyers about the quality of purchased goods, requests for reimbursement, or communications threatening or commencing legal actions against us. Negative publicity generated as a result of fraudulent conduct by third parties or the failure to satisfactorily settle disputes related to transactions on our websites could damage our reputation, cause us to lose sellers and buyers and adversely affect our ability to grow our business.
False or defamatory statements transmitted through our services could harm our reputation and affect our ability to attract sellers and buyers.
The law relating to the liability of online services companies for information carried on or disseminated through their services is currently unsettled. Claims could be made against online services companies under both the U.S. and foreign law for defamation, libel, invasion of privacy, negligence, copyright or trademark infringement, or other theories based on the nature and content of the materials disseminated through their services. Our website allows users to make comments regarding the online auction industry in general and other users and their merchandise in particular. Although all such comments are generated by users and not by us, we are aware that claims of defamation or other injury have been made against other companies operating auction services in the past and could be made in the future against us for comments made by users. If we are held liable for information provided by our users and carried on our service, we could be directly harmed and may be forced to implement measures to reduce our liability. This may require us to expend substantial resources or discontinue certain service offerings, which could negatively affect our operating results. In addition, the increased attention focused upon liability issues as a result of these lawsuits and legislative proposals could harm our reputation and affect our ability to attract sellers and buyers.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. The LiquidityOne Transformation initiative, as well as other changes in our business, including initiatives to invest in information systems or to transition particular functions to third party providers, will necessitate modifications to our internal controls. We cannot be certain that our current design for internal control over financial reporting, or any changes to be made, will be sufficient to enable management to determine that our internal controls are effective for any period, or on an ongoing basis. If we are unable to assert that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and seller and buyer perception of our business may suffer.

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
Our accounting policies are fundamental to determining and understanding our financial results and condition. Some of these policies require our management to use estimates and make subjective and complex judgments about matters that are uncertain. Factors may arise over time that lead us to change our estimates and judgments. In some cases, our management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may result in us reporting materially different results than would have been reported under a different alternative. Any changes in accounting policies or methods could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline. For example, our operating results for the fourth quarter, and full fiscal year 2016 were affected by our recording of a valuation allowance against our deferred tax assets and by our recording of an impairment of goodwill.
The success of our business depends on our ability to market quality products that meet our buyers' needs.
Our business relies on continued demand for the products we offer. To compete effectively, we must offer products that appeal to our buyers. This is dependent on a number of factors, including our ability to acquire products that meet the quality, performance and price expectations of our buyers and our ability to develop effective sales, advertising and marketing programs. Failure to continue to offer competitive products to the marketplace, to supply products that meet applicable regulatory requirements, or to predict market demands for, or gain market acceptance of, such products, could have a negative impact on our business, results of operations and financial condition.
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
The worldwide financial crisis led to an increase in the overall volatility of the stock market. Despite improved stock market performance, the increased volatility and other broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Other factors that could cause fluctuation in our stock price may include:

•	actual or anticipated variations in quarterly operating results;

•	changes in financial estimates by us or by a securities analyst who covers our stock;

•	publication of research reports about our company or industry;

•	conditions or trends in our industry;

•	stock market price and volume fluctuations of other publicly traded companies and, in particular, those whose business involves the Internet and ecommerce;

•	announcements by us or our competitors of significant contracts (or the amendment or loss of such contracts), acquisitions, commercial relationships, strategic partnerships or divestitures;

•	announcements by us or our competitors of technological innovations, new services or service enhancements;

•	announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;

•	the passage of legislation or other regulatory developments that adversely affect us, our sellers or buyers, or our industry;

•	additions or departures of key personnel;

•	sales of our common stock, including sales of our common stock by our directors and officers or specific stockholders; and

•	general economic conditions and slow or negative growth of related markets.
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
Item 1B.    Unresolved Staff Comments.

Not Applicable
Item 2.    Properties.
We lease the following properties:

Purpose	Location	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, MD, USA	18,412	April 30, 2023
Warehouse	Dallas, Texas, USA	127,144	December 31, 2020
Warehouse	Plainfield, Indiana, USA	187,704	April 30, 2019
Warehouse	North Las Vegas, Nevada, USA	102,400	March 31, 2021
Administrative	Scottsdale, Arizona, USA	23,536	December 31, 2020
Administrative	Plano, Texas USA	12,234	December 31, 2021
Warehouse	Obetz, Ohio, USA	340,000	February 28, 2019
Warehouse	Oklahoma City, Oklahoma, USA	319,000	June 30, 2021
Warehouse	Columbus, Ohio, USA	516,174	December 31,2017
Storage Lot	Oklahoma City, Oklahoma, USA	435,600	June 30, 2021
Administrative	Montgomery, Alabama, USA	14,950	September 30, 2019
Administrative	Houston, Texas, USA	12,422	March 31, 2018
Storage Lot	Fontana, California, USA	511,830	May 31, 2022
Testing Facility	Asheville, NC, USA	1,502,820	December 31, 2017
Warehouse	Hayward, California, USA	24,600	October 31, 2018
Warehouse	Hazelwood, Missouri, USA	21,368	December 31, 2017
Warehouse	Atlanta, Georgia, USA	47,636	May 31, 2018
Administrative	London, GBR	3,430	May 6, 2022
Warehouse	Brampton, Canada	53,621	August 31, 2020
Warehouse	E. Brunswick, NJ, USA	38,400	December 31, 2020
In addition, we lease various administrative spaces in North America totaling 40,210 square feet, in Europe, 4,000 square feet, and in Asia, 9,088 square feet. We also own a 420,000 square feet warehouse located in North Wilkesboro, North Carolina, USA. Our servers are housed in data centers in Ashburn, Virginia, which is managed by Equinix, Inc.
Item 3.    Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business.
        Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).
On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against Liquidity Services and our chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased our common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting our growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating our stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, we moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to our retail division were not dismissed. On May 16, 2016, we answered the amended complaint. Plaintiffs’ class certification motion was granted on September 6, 2017. The scheduling order in this action requires that fact discovery be completed by February 23, 2018, and that expert discovery be completed by July 27, 2018.
We believe the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.
        Billard v. Angrick, et al., Civ. No. 16-1612-BAH (D. D. C. 2016) and Slingerland v. Angrick, et al., Civ. No. 16-1725-BAH (D. D. C. 2016).
On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative complaint in the Court of Chancery. On March 9, 2017, plaintiffs Girardi and Slingerland filed a consolidated putative derivative complaint in the Court of Chancery, purportedly on our behalf. The consolidated complaint names as defendants our chief executive officer and chief financial officer, as well as certain other individuals who served on our Board of Directors between 2012 and 2014, and seeks recovery from those individuals, not from us. The complaint asserts that, among other things, the defendants breached their fiduciary duties to us and our stockholders by causing or allowing us to make the same misstatements that are alleged in the amended complaint in the Howard action, and for alleged trading in our securities while in possession of material non-public information. The defendants have filed a motion to dismiss the complaint in its entirety. On November 27, 2017, the Court of Chancery granted the defendants’ motion to dismiss.
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

Fiscal year ended September 30, 2016	Low	High
First Quarter	$6.20	$9.19
Second Quarter	$4.42	$6.58
Third Quarter	$5.10	$7.84
Fourth Quarter	$7.06	$11.25
Fiscal year ended September 30, 2017
First Quarter	$8.05	$11.49
Second Quarter	$7.50	$10.45
Third Quarter	$6.05	$8.05
Fourth Quarter	$5.50	$7.10
As of November 21, 2017, there were approximately 1,757 beneficial holders of our common stock and 18 holders of record of our common stock.
Dividend Policy
Since becoming a public company on February 22, 2006, we have not paid cash dividends on our stock and currently anticipate that we will continue to retain any future earnings to finance the growth of our business.

_______________________________________________________________________________

*$100 invested on 9/30/12 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.
Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved. Copyright© 2017 Russell Investment Group. All rights reserved.
Item 6.    Selected Financial Data.

You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2017, 2016 and 2015 and the consolidated balance sheet data as of September 30, 2017 and 2016 are derived from, and are qualified by reference to, our consolidated financial statements that have been audited by Ernst & Young LLP, an independent registered public accounting firm, and that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2014 and 2013, and the consolidated balance sheet data as of September 30, 2015, 2014 and 2013 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

	Year ended September 30,
	2013	2014	2015	2016	2017
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$404,041	$388,671	$315,668	$233,828	$188,570
Fee revenue	101,815	106,990	81,457	82,626	81,445
Total revenue	505,856	495,661	397,125	316,454	270,015
Costs and expenses:
Cost of goods sold	199,494	211,659	166,009	143,127	126,227
Profit-sharing distributions/Client distributions	35,944	35,055	28,093	11,214	19,298
Technology and operations	90,052	108,160	99,550	93,405	82,988
Sales and marketing	40,170	41,451	41,465	37,570	35,211
General and administrative	48,950	48,928	41,338	39,717	35,835
Depreciation and amortization	17,374	16,595	9,235	6,502	5,796
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	5,921	(18,384)	147,414	19,037	1,009
Business disposition loss	—	—	7,963	—	—
Other operating expenses (1)	—	1,780	273	—	3,651
Total costs and expenses	437,905	445,244	541,340	350,572	310,015
Income (loss) from continuing operations	67,951	50,417	(144,215)	(34,118)	(40,000)
Interest income (expense) and other income (expense), net	704	(370)	171	(1,217)	(362)
Income (loss) from continuing operations before income taxes	68,655	50,047	(144,386)	(32,901)	(39,638)
Provision (benefit) for income taxes	27,551	19,657	(39,571)	27,025	(451)
Net income (loss)	$41,104	$30,390	$(104,815)	$(59,926)	$(39,187)

Basic earnings (loss) per common share:
Basic earnings per common share	$1.30	$0.97	$(3.50)	$(1.96)	$(1.25)
Diluted earnings (loss) per common share:
Diluted earnings per common share	$1.26	$0.97	$(3.50)	$(1.96)	$(1.25)
Basic weighted average shares outstanding	31,616,926	31,243,932	29,987,985	30,638,163	31,402,921
Diluted weighted average shares outstanding	32,657,236	31,395,301	29,987,985	30,638,163	31,402,921
Non-GAAP Financial Measures:
EBITDA from continuing operations(2)	$85,325	$67,012	$(134,980)	$(27,616)	$(34,204)
Adjusted EBITDA from continuing operations(2)	104,625	63,013	33,075	3,668	(21,595)
Supplemental Operating Data:
Gross merchandise volume from continuing operations(3)	$973,325	$931,556	$798,977	$642,078	$629,330
Completed transactions(4)	530,000	547,000	567,000	574,000	530,000
Total registered buyers(5)	2,424,000	2,615,000	2,845,000	2,986,000	3,171,000
Total auction participants(6)	2,458,000	2,538,000	2,483,000	2,417,000	2,290,000

	As of September 30,
	2013	2014	2015	2016	2017
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$95,109	$62,598	$95,465	$134,513	$94,348
Working capital(7)	79,289	77,935	119,225	99,424	68,166
Total assets	421,344	431,718	288,488	260,109	215,229
Total liabilities	106,465	114,735	72,486	97,498	82,593
Total stockholders' equity	314,879	316,983	216,002	162,611	132,636
_______________________________________________________________________________

(1)
The Company has reclassified certain prior year business realignment expenses to conform to the current year presentation. The reclassification had no effect on total operating expenses, net income, or cash flows.

(2)
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

•
We believe adjusting net income for business realignment expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year, as these expenses are outside our ordinary course of business.

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
The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2013	2014	2015	2016	2017
	(in thousands)
Net income (loss) from continuing operations	$41,104	$30,390	$(104,815)	$(59,926)	$(39,187)
Interest and other (income) expense, net	(704)	370	171	(1,217)	(362)
Provision (benefit) for income taxes	27,551	19,657	(39,571)	27,025	(451)
Depreciation and amortization	17,374	16,595	9,235	6,502	5,796
EBITDA from continuing operations	85,325	67,012	(134,980)	(27,616)	(34,204)
Stock compensation expense	13,379	12,605	12,405	12,247	7,377
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	5,921	(18,384)	147,414	19,037	1,009
Business disposition loss	—	—	7,963	—	—
Business realignment expenses*	—	1,780	273	—	4,223

Adjusted EBITDA from continuing operations	$104,625	$63,013	$33,075	$3,668	$(21,595)
* Business realignment expenses, which are excluded from Adjusted EBITDA, are included in Other operating expenses on the Statement of Operations. See Note 14 to Notes to Consolidated Financial Statements for further detail.
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
Overview
About us. We manage, value, and sell inventory and equipment for business and government clients by operating a network of leading ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, Return to Vendor ("RTV") and Returns Management Authorization ("RMA"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, and compliance and risk mitigation. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.unclesamsretailoutlet.com, www.irondirect.com, and www.auctiondeals.com. We have over 10,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. We have three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals. See Note 16 in the Notes to the Consolidated Financial Statements for Segment Information.
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During fiscal year 2017, the number of registered buyers grew from approximately 2,986,000 to approximately 3,171,000, or 6.2%. During the past three fiscal years, we have conducted over 1,671,000 online transactions generating approximately $2.1 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a virtual cycle for our buyers and sellers
Our revenue.    Substantially all of our revenue is earned through the following transaction models.

•
Purchase model.  Under our purchase transaction model, we recognize revenue from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our vendors either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Also included in the proceeds paid by buyers are transaction fees charged to the buyers, referred to as buyer premiums. Revenue from our purchase transaction model accounted for approximately 69.8%, 73.8%, and 79.3% of our total revenue for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. Included in these amounts is revenue earned from the sale of property obtained via the Scrap contract, where the price we pay DoD for the property is based on a revenue share model, and which accounted for approximately 11.1%, 10.2%, and 15.3%, of our total revenue for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. The merchandise sold under our purchase transaction model accounted for approximately 28.6%, 36.4%, and 40.3%, of our GMV for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The revenue from our purchase transaction model is recognized within the Revenue line item on the Consolidated Statements of Operations.

•
Consignment model—fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. This commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. In addition to the seller commissions, we also collect transaction fees charged to buyers, referred to as buyer premiums. Revenue from our consignment transaction model accounted for approximately 24.4%, 20.9%, 20.6%, of our total revenue for the fiscal years ended September 30, 2017, 2016 and 2015, respectively, and for approximately 71.4%, 64.6%, and 59.7%, of our GMV for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. The revenue from our consignment transaction model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations.

We also earn non-consignment fee revenue, which is largely made up of service revenue related to our Surplus contract. This revenue is recognized within the Fee revenue line item on our Consolidated Statements of Operations, and is discussed in further detail in Note 3 - Significant Contracts of the Notes to our Consolidated Financial Statements.
We collect a buyer premium on substantially all transactions under the transaction models we offer to sellers. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise.
Industry trends.  We believe there are several industry trends positively impacting the growth of our business including: (1) the increase in the adoption of the Internet by businesses to conduct ecommerce both in the United States and abroad; (2) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (3) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (4) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; (5) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical, and (6) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, the supply of surplus assets.
Our Vendor Agreements
Our DoD agreements.    We have two vendor contracts with the DoD pursuant to which we acquire, manage and sell excess property:

•
Surplus Contract.  The Surplus contract is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus contract requires us to purchase substantially all usable non-rolling stock surplus property offered by the DoD at 4.35% of the DoD’s original acquisition value (OAV). The current Surplus contract, which is the third such contract awarded to us since 2001, became effective in December 2014, covers only non-rolling stock and has a base term of two years with four one-year options to extend. The prior, or second, Surplus contract required us to purchase substantially all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD’s OAV; the wind-down period under the second Surplus contract was in effect until January 2017 to allow for the continued processing of usable Recycling Control Point (RCP) non-rolling stock surplus property. The Surplus contract permits either party to terminate the contract for convenience. The initial two-year base period of the current Surplus contract ended in December 2016. On December 6, 2016, the DLA notified the Company that it was exercising the first one-year extension option. The Surplus contract now extends through December 14, 2017. There are three remaining one-year options to extend the current Surplus contract, exercisable by the DLA. Transactions under this contract follow the purchase transaction model described above. Notwithstanding the options to extend, the DLA held a pre-proposal conference on August 2, 2017 in which the DLA explained a plan to conduct a solicitation for the disposal of surplus DoD assets in the near future. On October 11, 2017, the DLA published a Request for Technical Proposal ("RFTP") for the sale of surplus, useable non-rolling stock property. The DLA intends to award two term contracts which are intended to replace our current Surplus contract. The DLA has also reserved its right to renew our current Surplus contract. See Note 18 (Subsequent Event) in the Notes to the Consolidated Financial Statements for information about the bidding on the DLA’s Request for Technical Proposal, which was issued subsequent to September 30, 2017.
We currently earn fees for services provided under the Surplus contract. Service fees may vary month-to-month based on services rendered, agreed pricing and volume of goods. Pricing declines negatively affected revenue under the Surplus contract beginning in the quarter ended June 30, 2017, and we anticipate service fee revenue will continue to decline over several quarters due to anticipated additional pricing declines.  Revenue under the Surplus contract was negatively affected for the twelve months ended September 30, 2017, as a result of an approximate $2.0 million decrease in service revenues due to lower pricing compared to the pricing in effect through the quarter ended March 31, 2017. Applying the additional lower pricing declines currently planned, revenue under the Surplus contract would have been lower by approximately $5.0 million for the twelve months ended September 30, 2017. Assuming the DoD exercises the next renewal option under the Surplus contract, we anticipate that the results of the second quarter of fiscal year 2018 will fully reflect the impact of the new reduced service fees.
Resale of surplus property that we purchased, as well as services we provided to the DoD under the Surplus Contract accounted for 27.6%, 31.0%, and 24.7%, of our revenue and 9.4%, 12.7%, and 12.3%, of our GMV for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. This contract is included within our CAG segment.
The DoD has broad discretion to determine what property will be made available for sale to us under the Surplus Contract and may retrieve or restrict property previously sold to us for national security, public safety, or other reasons or if the property is otherwise needed to support the mission of the DoD.

•
Scrap Contract.  On April 8, 2016, the DLA awarded us the second Scrap contract. Under the second Scrap contract, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Scrap contract is a competitive-bid contract under which we acquire, manage and sell substantially all scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bear all of the costs for the sorting, merchandising and sale of the property. The second Scrap contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. Transactions under this contract follow the purchase transaction model described above.

Under the first Scrap contract, we acquired scrap property at a per pound price and disbursed to the DLA a percentage of the profits, most recently 65% of the amount realized from the sale of the inventory, after deduction for allowable expenses. We refer to these disbursement payments to the DoD as profit-sharing distributions. We recognized as revenue the gross proceeds from these sales. The DoD reimbursed us for certain direct expenses deemed to be payable by the DoD rather than by us. During fiscal year 2015, if our buyer base met certain small business criteria as defined in the contract, we received an additional incentive payment which was withheld from payments to the DLA. The prior Scrap contract expired on September 30, 2016.

Resale of scrap property that we purchased under the Scrap Contract accounted for 11.1%, 10.2%, and 15.3%, of our revenue and 4.7%, 5.0%, and 7.6%, of our GMV for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. This contract is included within our CAG segment.

Our Commercial Agreements
We have a vendor contract with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 21.8%, 12.1%, and 6.9% of cost of goods sold for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. This contract is included within our RSCG segment.
We have various vendor contracts with Wal-Mart Stores, Inc., under which we purchase certain consumer products from Wal-Mart that have been removed from the sales stream of its retail operations. All of these agreements have customary commercial terms, which generally expire within a year and allow both parties to terminate for convenience with reasonable notice. We also had a long-term contract with Wal-Mart that was terminated effective December 8, 2014. As part of a final settlement of claims Wal-Mart paid us $7.5 million in February 2015.
On September 30, 2015, we sold certain assets related to the Jacobs Trading Company to a buyer, Tanager Acquisitions, LLC. In connection with the disposition, the buyer assumed certain liabilities related to the Jacobs Trading Company. The buyer issued to us a promissory note in the amount of $12.3 million. The divestiture of the Jacobs Trading Company resulted in an $8.0 million loss. The sale generated a tax loss that resulted in a $30.9 million cash benefit from prior year income taxes. We received $30.1 million of the cash benefit in March 2016, and additional $0.7 million of the cash benefit during the three months ended June 30, 2017. We expect to receive the remaining $0.1 million in fiscal year 2018.
During fiscal year 2017, we had over 600 corporate sellers who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these sellers are generally terminable at will by either party.
Key Business Metrics
Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:
Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during fiscal year 2017 totaled $629.3 million.
Total registered buyers.    We grow our buyer base through a combination of marketing and promotional efforts.  A person becomes a registered buyer by completing an online registration process on one of our marketplaces. As part of this process, we collect business and personal information, including name, title, company name, business address and contact information, and information on how the person intends to use our marketplaces. Each prospective buyer must also accept our terms and conditions of use. Following the completion of the online registration process, we verify each prospective buyer’s e-mail address and confirm that the person is not listed on any banned persons list maintained internally or by the U.S. federal government. After the verification process, which is completed generally within 24 hours, the registration is approved and activated, and the prospective buyer is added to our registered buyer list.
Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2017, we had approximately 3,171,000 registered buyers.
Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. For the fiscal year ended September 30, 2017, approximately 2,290,000 total auction participants participated in auctions on our marketplaces.

Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the fiscal year ended September 30, 2017, we completed approximately 530,000 transactions.
Critical Accounting Policies
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
Revenue recognition.  For transactions in our ecommerce marketplaces, which generate substantially all of our revenue, we recognize revenue when all of the following criteria are met:

•	a buyer submits the winning bid in an auction and, as a result, evidence of an arrangement exists, and the sale price has been determined;

•	the buyer has assumed risks and rewards of ownership; and

•	collection is reasonably assured.
Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.
Fee revenue is principally revenue earned under the consignment model, and is presented separately as it accounts for more than 10% of total revenue.
Transactions are also evaluated to determine whether we should report gross proceeds as revenue, for example, when we act as the principal in the arrangement, or if we should report revenue as our net commissions, for example, when we act as an agent. In arrangements in which we are deemed to be the primary obligor, bear physical and general inventory risk, and credit risk, we recognize as revenue the gross proceeds from the sale, including buyer’s premiums. In arrangements in which we act as an agent or broker on a consignment basis, without taking general or physical inventory risk, revenue is recognized based on the sales commissions that are paid to us by the sellers for utilizing our services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to us upon completion of the transaction.
We have evaluated our revenue recognition policy related to sales under our purchase transaction model and determined it is appropriate to account for these sales on a gross basis. The following factors were most heavily relied upon in our determination:

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

•
We are at risk of loss for all amounts paid to the supplier in the event the property is damaged or otherwise becomes unsaleable. In addition, under the previous Scrap contract, as payments made for inventory were excluded from the calculation for the profit-sharing distribution under our DoD contracts, we effectively bore inventory risk for the full amount paid to acquire the property (i.e., there was no sharing of inventory risk).

In fiscal year 2017, approximately 11.1% of our revenue was generated outside of the U.S.

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

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate, a loss of significant sellers or buyers, or a significant decline in stock price. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit.  If our evaluation indicates a likelihood of goodwill impairment, we apply a two-step fair value-based test to assess goodwill for impairment of our four reporting units, which are the same as our four operating segments (RSCG, CAG, GovDeals, and IronDirect). The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step, which compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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
A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management. During fiscal year 2016 we concluded we had five reporting units-RSCG, CAG, GovDeals, TruckCenter, and IronDirect. On January 30, 2017, we decided to exit certain TruckCenter operations in order to focus our time and resources on our ecommerce marketplace strategy. As a result, as of September 30, 2017, we have four reporting units. We will continue to sell trucks and related equipment through our other ecommerce marketplaces.
We performed our annual goodwill and finite-lived intangible assets impairment assessment as of July 1, the first day of our fiscal fourth quarter. As a result, the annual goodwill impairment assessment was performed as of July 1, 2017, for fiscal year 2017. We believed that changing the annual goodwill impairment assessment date allows for enhanced internal controls over financial reporting by providing additional time during the fiscal fourth quarter to perform necessary analyses and reviews.
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
As part of our annual goodwill impairment assessment as of September 30, 2015, we identified indicators of impairment, including a decline in market capitalization and continued uncertainty in projections for fiscal year 2016 and beyond. Based on the results of step one of our goodwill impairment analysis as of the fiscal year ended September 30, 2015, the carrying values of both of our two reporting units exceeded their fair value. Accordingly, we performed step two of the goodwill impairment test, where we determined the estimated fair value of the assets and liabilities of the impaired reporting units. As a result of the step two test, we recorded a goodwill impairment charge of $51.2 million during the fourth quarter of fiscal year 2015.
As part of our annual goodwill impairment assessment as of July 1, 2016, we identified indicators of impairment. Step one of our goodwill impairment analysis as of July 1, 2016, resulted in the carrying value exceeding fair value of one of our five reporting units that had goodwill. Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair value of the assets and liabilities of the impaired reporting unit. As a result of the step two test, we recorded a goodwill impairment charge of $19.0 million during the fourth quarter of fiscal year 2016. The goodwill impairment was due to updated assumptions used in the fair value calculation.
As part of our fiscal year 2017 annual impairment assessment, we believed that certain events triggered moving to a step one evaluation of goodwill to identify potential impairment. As a result of the step one test, we determined that our remaining reporting units with goodwill had fair values as of September 30, 2017, that substantially exceeded their respective book values.
We recorded a $1.2 million impairment of a contract intangible associated with customer relationships in our IronDirect business. This impairment is included within Other Operating Expenses within the Consolidated Statement of Operations, and is mostly offset by an associated reversal of a liability under an earn-out provision. The net impact of these items on Other Operating Expenses is an expense of $0.2 million.
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $45.8 million at September 30, 2017. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material buyers and sellers.
Income taxes.  We account for income taxes using the asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence to estimate whether future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of subjective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2017, and projected losses in the near-term future. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.
On the basis of the evaluation, we recorded a charge of $35.8 million to our valuation allowance during the fiscal year ended September 30, 2016. During the twelve months ended September 30, 2017, we recorded a charge of $10.1 million to our valuation allowance to recognize only the portion of our deferred tax asset that is more likely than not to be realized.
We apply the authoritative guidance related to accounting for uncertainty in income taxes. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During the fiscal year ended September 30, 2017, we reduced our net operating loss carryforward by $3.0 million for unrecognized tax benefits related to federal and state exposures.

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

Stock-based compensation.  We recognize share-based payments to employees, including grants of employee stock options, in the statements of operations based on their estimated fair values. We use the Black-Scholes option pricing model to estimate the fair values of share-based payments.

The above list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP, with little need for management’s judgment in their application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result. See our audited financial statements and related notes, which contain accounting policies and other disclosures required by GAAP.
Components of Revenue and Expenses
Revenue.    We generate a large portion of our revenue from the proceeds of sales of merchandise held in inventory. We also generate commission revenue from sales in our marketplaces of merchandise that is owned by others. Our revenue recognition practices are discussed in more detail in the section above entitled “Critical Accounting Estimates.”
Cost of goods sold.    Cost of goods sold includes the costs of purchasing and transporting property for auction, as well as credit card transaction fees.
Seller distributions.  Under the current Scrap contract, we acquire scrap property from the DLA for resale and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. We bear all of the costs for the sorting, merchandising and sale of the property. Our previous Scrap contract with the DoD was structured as a profit-sharing arrangement in which we purchased and took possession of all goods we received from the DoD at a contractual price per pound. After deducting allowable operating expenses, we disbursed to the DoD on a monthly basis a percentage of the profits of the aggregate monthly sales. We retained the remaining percentage of these profits after the DoD’s disbursement.
Technology and operations.  Technology expenses consist primarily of technical staff who develop, deploy, and maintain our marketplaces and corporate infrastructure. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne platform. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350. As such, we are capitalizing certain development costs associated with our LiquidityOne platform. During the second quarter of fiscal 2017, we determined that a seller and buyer management module of the LiquidityOne platform was ready for its intended use. As such, we began amortizing the associated capitalized costs during the second quarter of fiscal year 2017. During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. As such, we determined that additional modules of the LiquidityOne platform were ready for their intended use, and began amortizing the associated capitalized costs during the fourth quarter of fiscal year 2017.
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

Depreciation and amortization.    Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment and amortization of intangible assets from our acquisitions. Depreciation and amortization also consists of the amortization of our contract intangibles associated with the Jacobs Trading acquisition on October 1, 2011, and the NESA transaction on November 1, 2012. The intangible asset created in conjunction with the acquisition of Jacobs Trading Company was valued at $33.3 million and was being amortized over 55 months on a straight-line basis. The amortization period was correlated to the base term of the Wal-Mart contract from the acquisition date, exclusive of renewal periods. Upon the early termination of the Wal-Mart contract in December 2014, we expensed the remaining amount of unamortized expense of approximately $10.3 million during the three months ended December 2014. The contract intangible asset created in conjunction with the NESA acquisition was written off in fiscal year 2015.
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.    Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets consist of expenses incurred to complete a business combination, adjustments to the value of an earn-out, and impairment of goodwill and long-lived assets. During fiscal year 2017, we reorganized our IronDirect business. As a result, we recorded approximately $0.9 million of net expense, comprised of a $1.2 million impairment of contract intangibles, and a $0.6 million impairment of fixed assets, partially offset by a $0.9 million reversal of an earn-out liability. In addition, as a result of exiting the TruckCenter land-based, live auction and retail business, we recorded a $0.1 million impairment of a covenant not to compete.
Other operating expense. Other operating expense includes the change in fair value of financial assets and liabilities, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest (income) expense and other expense, net.  Interest (income) expense and other expense, net consists of interest income on the note receivable related to the sale of the Jacobs Trading business, expenses related to our terminated credit facility, and impacts of foreign currency fluctuations.

Income taxes.    During fiscal years 2017, 2016 and 2015, we had an effective income tax rate for continuing operations of approximately 1.1%, (82.1)% and 27.4%, respectively, which included federal, state and foreign income taxes.

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	46.7	45.2	41.8
Seller distributions	7.1	3.5	7.1
Technology and operations	30.7	29.5	25.1
Sales and marketing	13.0	11.9	10.4
General and administrative	13.3	12.6	10.4
Depreciation and amortization	2.1	2.1	2.3
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	0.4	6.0	37.1
Business disposition loss	—	—	2.0
Other operating expenses	1.4	—	0.1
Total costs and expenses	114.7	110.8	136.3
Loss from operations	(14.7)	(10.8)	(36.3)
Interest (income) expense and other expense, net	(0.1)	0.4	—
Loss before provision for income taxes	(14.6)	(10.4)	(36.3)
(Benefit) provision for income taxes	(0.2)	8.5	(10.0)
Net loss	(14.4)%	(18.9)%	(26.3)%
The following table presents segment revenue, gross profit, and gross profit margin for the periods indicated:

	Year Ended September 30,
	2017	2016	2015
GovDeals:
Total revenue from operations	$26,853	$22,802	$20,577
Gross profit	25,172	21,422	19,342
Gross profit margin	93.7%	93.9%	94.0%

CAG:
Total revenue from operations	145,131	191,765	211,949
Gross profit	71,934	109,373	135,829
Gross profit margin	49.6%	57.0%	64.1%

RSCG:
Total revenue from operations	95,032	94,218	161,813
Gross profit	30,050	29,903	46,656
Gross profit margin	31.6%	31.7%	28.8%

Corporate & Other:
Total revenue from operations	2,999	7,669	2,786
Gross profit	(2,666)	1,415	1,197
Gross profit margin	(88.9)%	18.5%	42.9%

Consolidated:
Total revenue from operations	270,015	316,454	397,125
Gross profit	$124,490	$162,113	$203,023
Gross profit margin	46.1%	51.2%	51.1%
Year Ended September 30, 2017 Compared to Year Ended September 30, 2016

Segment Results
GovDeals. Revenue from our GovDeals segment increased 17.8%, or $4.1 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from our GovDeals segment increased 17.5%, or $39.5 million, also due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 17.5%, or $3.8 million, to $25.2 million for the year ended September 30, 2017, from $21.4 million for the year ended September 30, 2016, due to higher sales volume. As a percentage of revenue, gross profit slightly decreased to 93.7%, from 93.9%.
CAG. Revenue from the CAG segment decreased 24.3%, or $46.6 million, mostly due to lower volume related to our Surplus contract, a shift to lower value commodities sold within our Scrap contract, as well as a decrease in revenue within our industrial and energy verticals resulting from lower than expected volume and sales activity within those verticals. GMV from our CAG segment decreased 18.2%, or $53.9 million, due to lower volume related to our Surplus contract, a shift to lower value commodities sold within our Scrap contract, as well as a decrease in GMV within our industrial and energy verticals. Gross profit within the CAG segment decreased 34.2%, or $37.4 million, to $71.9 million for the year ended September 30, 2017, from $109.4 million for the year ended September 30, 2016. This decrease can be attributed to the overall lower revenue, and shift in mix of property under our Surplus contract to lower valued property, and the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, gross profit decreased to 49.6%, from 57.0%.
RSCG. Revenue from our RSCG segment increased 0.9%, or $0.8 million for the year ended September 30, 2017. GMV from our RSCG segment increased 11.0%, or $11.5 million for the year ended September 30, 2017, due to growth in both existing and new accounts. Gross profit within the RSCG segment increased 0.5%, or $0.1 million, to $30.1 million for the year ended September 30, 2017, from $29.9 million for the year ended September 30, 2016. As a percentage of revenue, gross profit slightly decreased to 31.6%, from 31.7%.
Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The decrease in revenue of $4.7 million, is largely from declines in Truckcenter related to our decision earlier in the year to exit certain TruckCenter operations. Gross profit within Corporate & Other decreased $4.1 million over the prior year, mostly attributable to the exit of certain Truckcenter operations and a $3.1 million inventory valuation reserve within IronDirect during fiscal 2017.
Consolidated Results
Total Revenue.  Total consolidated revenue decreased $46.4 million, or 14.7%, to $270.0 million for the year ended September 30, 2017, from $316.5 million for the year ended September 30, 2016, due to a $46.6 million decrease in revenue from our CAG segment, and a $4.7 million decrease in revenue primarily related to exiting certain TruckCenter operations, partially offset by a $4.1 million increase in revenue from our GovDeals segment, and a $0.8 million increase in revenue from our RSCG segment. Total consolidated GMV decreased $12.7 million, or 2.0%, to $629.3 million for the year ended September 30, 2017, from $642.1 million for the year ended September 30, 2016, due to a $53.9 million decrease in GMV from our CAG segment, and a $9.9 million decrease in GMV related to exiting certain TruckCenter operations, partially offset by a $39.5 million increase in GMV from our GovDeals segment, and an $11.5 million increase in GMV related to our RSCG segment.
Cost of goods sold.  Cost of goods sold decreased $16.9 million, or 11.8%, to $126.2 million, for the year ended September 30, 2017, from $143.1 million for the year ended September 30, 2016.  A decrease of approximately $17.3 million is attributed to a decrease in transactions within our CAG segment, a $2.2 million decrease in cost of goods sold related to exiting certain TruckCenter operations, partially offset by a $0.7 million increase from our RSCG segment, and a $0.3 million increase from our GovDeals segment. Cost of goods sold increased to 46.7% of revenue, from 45.2% in the prior year, resulting from lower margins under the Surplus contract, as well as of the decrease in revenue described above.
Seller distributions.  Seller distributions increased $8.1 million, or 72.3%, to $19.3 million for the year ended September 30, 2017, from $11.2 million for the year ended September 30, 2016 due to the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, distributions increased to 7.1% from 3.5%, which is due to the increases described above.
Technology and operations expenses.  Technology and operations expenses decreased $10.4 million, or 11.1%, to $83.0 million for the year ended September 30, 2017, from $93.4 million for the year ended September 30, 2016.  The decrease can be attributed to lower operational costs within our CAG industrial and energy verticals due to lower volume, less technology related consulting costs, higher capitalized labor costs, less reimbursable expenses under our Scrap contract, a decrease in staff costs due to lower volume related to both our Surplus and Scrap contracts, as well as the exit of certain TruckCenter operations.

As a percentage of revenue, technology and operations expenses increased to 30.7%, from 29.5%, primarily as a result of the decrease in revenue described above.
Sales and marketing expenses.  Sales and marketing expenses decreased $2.4 million, or 6.4%, to $35.2 million for the year ended September 30, 2017, from $37.6 million for the year ended September 30, 2016, due to a decrease in staff related costs.  As a percentage of revenue, sales and marketing expenses increased to 13.0%, from 11.9% in the prior year, primarily as a result of the decrease in revenue described above.
General and administrative expenses.  General and administrative expenses decreased $3.9 million, or 9.8%, to $35.8 million for the year ended September 30, 2017, from $39.7 million for the year ended September 30, 2016, due to a decrease of insurance costs, as well as lower non-income tax regulatory costs. As a percentage of revenue, general and administrative expenses increased to 13.3%, from 12.6% in the prior year, primarily as a result of the decrease in revenue described above.
Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.7 million, or 10.8%, to $5.8 million for the year ended September 30, 2017, from $6.5 million for the year ended September 30, 2016.
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.    Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets amounted to approximately $1.0 million, for the year ended September 30, 2017, compared to $19.0 million for the year ended September 30, 2016. During fiscal 2017, the Company recorded $1.9 million of long-lived assets impairment charges, partially offset by a $0.9 million reversal of an earn-out liability. During fiscal 2016 the Company recorded a goodwill impairment charge of $19.0 million related to one of its reporting units.
Other operating expense.  Other operating expense of $3.7 million represents $4.2 million related to business restructuring costs, partially offset by an approximate $0.6 million increase in the fair value of a right the Company holds from its participation in certain principal transactions in the Company's CAG business, for the year ended September 30, 2017. The Company did not incur other operating expense during the year ended September 30, 2016.
Interest (income) expense and other expense, net. Interest (income) expense and other expense, net, decreased $0.9 million, to $0.4 million of income for the year ended September 30, 2017, from $1.2 million of income for the year ended September 30, 2016, primarily resulting from foreign exchange rate fluctuations.
(Benefit) provision for income taxes.  Income taxes decreased $27.5 million, to a benefit of ($0.5 million) for the year ended September 30, 2017, from a provision of $27.0 million for the year ended September 30, 2016 due to a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments. The Company’s effective income tax rate was 1.1% for the twelve months ended September 30, 2017. The 2017 effective tax rate differed from the statutory federal rate of 35.0% primarily as a result of the valuation allowance charge and the impact of foreign, state, and local income taxes and permanent tax adjustments.
Net loss.  Net loss for the year ended September 30, 2017, improved $20.7 million, to $39.2 million, compared to a loss of $59.9 million for the year ended September 30, 2016, due to the reasons described above.

Year Ended September 30, 2016 Compared to Year Ended September 30, 2015
Segment Results
GovDeals. Revenue from our GovDeals segment increased 10.8%, or $2.2 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from our GovDeals segment increased 13.9%, or $27.7 million, also due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 10.8%, or $2.1 million, to $21.4 million for the year ended September 30, 2016, from $19.3 million for the year ended September 30, 2015, due to the new business. As a percentage of revenue, gross profit slightly decreased to 93.9%, from 94.0%.
CAG. Revenue from the CAG segment decreased 9.5%, or $20.2 million, due to lower commodity prices and a shift in property mix to lower valued property provided under the Scrap and Surplus Contracts. GMV from our CAG segment decreased 19.3%, or $71.0 million, due to lower commodity prices and a shift in property mix to lower valued property provided under the Scrap and Surplus Contracts. Gross profit within the CAG segment decreased 19.5%, or $26.5 million, to $109.4 million for the year ended September 30, 2016, from $135.8 million for the year ended September 30, 2015. This decrease can primarily be attributed to the changes in revenue described above. As a percentage of revenue, gross profit decreased to 57.0%, from 64.1%.

RSCG. Revenue from our RSCG segment decreased 41.8%, or $67.6 million for the year ended September 30, 2016, due to the sale of the Jacobs Trading Company in September 2015, the wind down of the NESA refurbishment business in Canada, and reduced product flows within our retail vertical. GMV from our RSCG segment decreased 52.4%, or $115.5 million for the year ended September 30, 2016, due to the sale of the Jacobs Trading Company in September 2015, the wind down of the NESA refurbishment business in Canada, and reduced product flows within our retail vertical. Gross profit within the RSCG segment decreased 35.9%, or $16.8 million, to $29.9 million for the year ended September 30, 2016, from $46.7 million for the year ended September 30, 2015. As a percentage of revenue, gross profit increased to 31.7%, from 28.8%.
Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The increase in revenue of $4.9 million, is primarily the result of increases in revenue from IronDirect, which is a business that began operations in late fiscal 2015. Gross profit within Corporate & Other increased $0.2 million over the prior year, mostly attributable to the IronDirect business.
Consolidated Results
Total Revenue.  Total consolidated revenue decreased $80.7 million, or 20.3%, to $316.5 million for the year ended September 30, 2016, from $397.1 million for the year ended September 30, 2015, due to a $67.6 million decrease in revenue from our RSCG segment, and a $20.2 million decrease in revenue from our CAG segment, partially offset by a $2.2 million increase in revenue from our GovDeals segment, and a $4.9 million increase in revenue related to Corporate & Other. Total consolidated GMV decreased $156.9 million, or 19.6%, to $642.1 million for the year ended September 30, 2016, from $799.0 million for the year ended September 30, 2015, due to a $115.5 million decrease in GMV from our RSCG segment, and a $71.0 million decrease in GMV from our CAG segment, partially offset by a $27.7 million increase in GMV from our GovDeals segment, and a $1.9 million increase in GMV related to Corporate & Other.
Cost of goods sold.    Cost of goods sold (excluding amortization) decreased $22.9 million, or 13.8%, to $143.1 million for the year ended September 30, 2016 from $166.0 million for the year ended September 30, 2015. This decrease is primarily attributed to the sale of the Jacobs Trading Company, as well as the wind down of the NESA refurbishment business in Canada, both of which are in our RSCG segment. This decrease was partially offset by an increase in our CAG segment, specifically driven by the price we pay for inventory under the current Surplus Contract as well as a greater mix of deals in our CAG commercial marketplace in which we act as principal and incur greater transaction costs. In line with these changes, and the decrease in revenue, cost of goods sold increased as a percentage of revenue to 45.2%, from 41.8%.
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
Depreciation and amortization expenses.    Depreciation and amortization expenses decreased $2.7 million, or 29.6%, to $6.5 million for the year ended September 30, 2016 from $9.2 million for the year ended September 30, 2015. The decrease also relates to certain capitalized software becoming full amortized, and the sale of the Jacobs Trading Company in September 2015 and its related depreciable assets.
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
Other operating expense.  The Company did not incur other operating expense during the year ended September 30, 2016. The Company incurred approximately $0.3 million in other operating expense related to business realignment initiatives during the year ended September 30, 2015.
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
Liquidity and Capital Resources
Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2017, we had approximately $94.0 million in cash and cash equivalents. Effective March 25, 2016, we terminated our $75 million senior credit facility. Termination of the senior credit facility has not had, and we do not expect it to have a material effect on our liquidity or financial position. Throughout the fiscal year, we continued to advance the design and development of our LiquidityOne platform, services and analytical tools to empower our sellers to maximize bottom-line return, and transform their supply chain into a high-performing business function. During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and our buyers and seller about the initiative. As part of this process, we have invested in new business ventures, such as our IronDirect marketplace in the construction vertical.
We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $8.0 million as of September 30, 2017. As of September 30, 2017, and September 30, 2016, approximately $14.9 million and $21.5 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.  We did not repurchase shares under this program during the years ended September 30, 2017 or 2016.  As of September 30, 2017, we are authorized to repurchase up to an additional $10.1 million in shares under this program. A summary of our share repurchase activity from fiscal year 2014 to the year ended September 30, 2017, is as follows:

Fiscal Year Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2014	2,962,978	16	44,873,000	5,127,000
2015	—	—	—	5,127,000
2016	—	—	—	10,127,000
2017	—	—	—	$10,127,000
_______________________________________________________________________________

(1)
On February 5, 2014, our Board of Directors approved the expenditure of up to an additional $19.0 million under the share repurchase program. On May 5, 2016, our Board of Directors approved the expenditure of up to an additional $5.0 million in shares under the program, raising the current amount that may yet be expended up to $10.1 million.

Senior credit facility.    Effective March 25, 2016, the Company terminated its $75 million senior credit facility. Borrowings under the Agreement bore interest at an annual rate equal to the 30 day LIBOR rate plus 1.25%, due monthly. There were no outstanding borrowings under the Facility at the time of its termination.
Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.
Changes in Cash Flows: 2017 Compared to 2016
Net cash used in operating activities was $31.7 million for the year ended September 30, 2017, and net cash provided by operating activities was $45.8 million for the year ended September 30, 2016. The $77.5 million decrease in cash provided by operations between periods was primarily attributable to an overall increase of approximately $21.4 million in net loss after adjusting for non-cash adjustments, as well as a decrease in cash flows from changes in working capital of approximately $56.1 million. This decrease primarily resulted from the recovery in fiscal year 2016 of prior year income taxes amounting to approximately $34.0 million, as well as a reduction in accrued liabilities to the DLA.

Net cash used in investing activities was $7.9 million for the year ended September 30, 2017, and $6.2 million for the year ended September 30, 2016. Net cash used in investing activities for both periods consisted primarily of expenditures for capitalized software, purchases of equipment and leasehold improvements.

Net cash used in financing activities was $1.1 million for the year ended September 30, 2017, and net cash used in financing activities was $0.2 million for the year ended September 30, 2016. Net cash provided by financing activities for fiscal year 2017 consisted primarily of proceeds from the exercise of stock options.
Changes in Cash Flows: 2016 Compared to 2015
Net cash provided by operating activities was $45.8 million for the year ended September 30, 2016, up from $43.5 million for the year ended September 30, 2015. The $2.3 million increase in cash provided by operations between periods resulted from an overall decrease of approximately $59.3 million in profitability after adjusting for non-cash items, offset by an increase in cash flows from changes in working capital of approximately $61.7 million. For the year ended September 30, 2016, working capital changes increased cash from operating activities, and primarily consisted of $34.0 million related to the recovery of prior year income taxes. This cash benefit resulted from the tax loss on the fiscal 2015 sale of the Jacobs Trading Company. For fiscal 2015, working capital changes decreased cash from operating activities by $23.0 million.
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
Capital Expenditures.    Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the twelve months ended September 30, 2017 were $7.8 million. As of September 30, 2017, we had no outstanding commitments for capital expenditures.
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value-added services and the costs to establish additional distribution centers. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.
Contractual and Commercial Commitments
The table below represents our significant commercial commitments as of September 30, 2017. Operating leases represent commitments to rent office and warehouse space in the United States. Other contractual cash obligations represent information technology commitments related to licensing fee, hardware maintenance and other. These items are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$27,143	$9,432	$13,599	$3,807	$305
Other contractual cash obligations	2,017	1,555	452	10	—
Total contractual cash obligations	$29,160	$10,987	$14,051	$3,817	$305
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
Inflation
Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the fiscal years ended September 30, 2015, 2016 and 2017.
New Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods ending after December 15, 2016. Our adoption of this new standard for the year ended September 30, 2017, had no impact on our consolidated financial statements and related disclosures.
In March 2016, the FASB issued ASU 2016-09, Compensation-Stock Compensation (Topic 718). The new standard will change certain aspects of accounting for share-based payments to employees. Under the new standard, we will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, we will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement when the awards vest or are settled. The APIC pools will be eliminated. For interim reporting purposes, we will account for excess tax benefits and tax deficiencies as discrete items in the period in which they occur. The new standard will also allow us to repurchase more of an employee’s shares than we can currently for income tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The new guidance will require us to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. This guidance will become effective for us beginning on October 1, 2017. Adoption of this standard will not have a material effect upon our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance will become effective for us beginning on October 1, 2018 and will be applied prospectively on or after the effective date. No disclosures are required at transition. We do not expect the adoption of this standard to have a material effect upon our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. During our fiscal year ended September 30, 2017, we initiated a formal project to assess the new standard, which is being completed in phases: the assessment phase followed by the implementation phase. We have substantially completed the assessment phase of its project. The assessment phase consisted of reviewing a representative sample of contracts, discussions with key stakeholders, and cataloging potential impacts on our accounting policies, financial statements, and systems and processes. The implementation team has apprised both management and the audit committee of project status on a recurring basis. We are continuing to evaluate the accounting impacts, and have identified some areas of the accounting guidance which will require more detailed analysis by us, including the principal-agent guidance, the transfer of control guidance, and the guidance on when certain services that we provide would be considered separate performance obligations. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this could change as we finalize the implementation of the new standard. We do not yet know and cannot reasonably estimate the quantitative impact on our consolidated financial statements. This guidance will become effective for us beginning October 1, 2018, which is when we intend to adopt. We intend to adopt the new standard on a modified retrospective basis. This determination is subject to change based on finalization of our implementation work.
In April 2015, the FASB issued ASU 2015-5, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-5 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the software license element of the arrangement must be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement must be accounted for as a service contract. ASU 2015-5 does not change the accounting for service contracts. ASU 2015-5 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. We adopted this standard beginning in fiscal year 2017, and it had no impact on our financial statements.
In February 2016, the FASB issued ASU 2016-2, Leases. ASU 2016-2 will change the way we recognize leased assets. ASU 2016-2 will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-2 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for the Company beginning on October 1, 2019. We are currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). Under ASU 2017-04 an entity is required to perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity must recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for us beginning on October 1, 2020. We are currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on our consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This guidance will become effective for us beginning on October 1, 2018.  We are currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on our consolidated financial statements and related disclosures.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity.    We did not have any debt as of September 30, 2017, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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
Management assessed our internal control over financial reporting as of September 30, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
On a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred. There were no changes in our internal controls over financial reporting during the quarterly period ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Board of Directors and Stockholders of

Liquidity Services, Inc. and Subsidiaries
We have audited Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Liquidity Services, Inc. and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.
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
In our opinion, Liquidity Services, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017 of Liquidity Services, Inc. and subsidiaries and our report dated December 6, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Tysons, Virginia

December 6, 2017
Item 9B.    Other Information.
None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the Company's Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2017.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Business Conduct and Ethics that applies to all Liquidity Services employees. The Code of Business Conduct and Ethics is available on our website.
Item 11.    Executive Compensation.

Incorporated by reference from the Company's Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2017.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Incorporated by reference from the Company's Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2017.
Item 13.    Certain Relationship and Related Transactions, and Director Independence.

Incorporated by reference from the Company's Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2017.
Item 14.    Principal Accounting Fees and Services.

Incorporated by reference from the Company's Proxy Statement relating to its 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2017.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

		Page
(a)(1)	The following financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	64
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Balance Sheets as of September 30, 2017 and 2016	65
	Consolidated Statements of Operations for the years ended September 30, 2017, 2016 and 2015	66
	Consolidated Statements of Comprehensive (Loss) Income for the years ended September 30, 2017, 2016 and 2015	67
	Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2017, 2016 and 2015	68
	Consolidated Statements of Cash Flows for the years ended September 30, 2017, 2016 and 2015	69
	Notes to the Consolidated Financial Statements	70
(a)(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2017, 2016 and 2015:
	II—Valuation and Qualifying Accounts	101
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

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of

Liquidity Services, Inc. and Subsidiaries
We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries as of September 30, 2017 and 2016, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2017. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Liquidity Services, Inc. and subsidiaries at September 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Liquidity Services, Inc. and subsidiaries' internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 6, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Tysons, Virginia

December 6, 2017

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$94,348	$134,513
Accounts receivable, net of allowance for doubtful accounts of $668 and $718 in 2017 and 2016, respectively	11,598	10,355
Inventory	20,736	27,610
Tax refund receivable	357	1,205
Prepaid taxes	2,109	2,166
Prepaid expenses and other current assets	9,774	9,063
Total current assets	138,922	184,912
Property and equipment, net	16,793	14,376
Intangible assets, net	427	2,650
Goodwill	45,388	45,134
Net deferred long-term tax assets	962	1,021
Other assets	12,737	12,016

Total assets	$215,229	$260,109
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,099	$9,732
Accrued expenses and other current liabilities	30,193	45,133
Distributions payable	3,081	1,722
Payables to sellers	24,383	28,901
Total current liabilities	70,756	85,488
Deferred taxes and other long-term liabilities	11,837	12,010
Total liabilities	82,593	97,498
Commitments and contingencies (Notes 7 and 15)	—	—
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,503,349 shares issued and outstanding at September 30, 2017; 30,742,662 shares issued and outstanding at September 30, 2016	29	29
Additional paid-in capital	227,264	220,192
Accumulated other comprehensive loss	(6,431)	(8,571)
Retained earnings (accumulated deficit)	(88,226)	(49,039)
Total stockholders' equity	132,636	162,611
Total liabilities and stockholders' equity	$215,229	$260,109
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year Ended September 30,
	2017	2016	2015
Revenue	$188,570	$233,828	$315,668
Fee revenue	81,445	82,626	81,457
Total revenue from operations	270,015	316,454	397,125
Costs and expenses from operations:
Cost of goods sold	126,227	143,127	166,009
Seller distributions	19,298	11,214	28,093
Technology and operations	82,988	93,405	99,550
Sales and marketing	35,211	37,570	41,465
General and administrative	35,835	39,717	41,338
Depreciation and amortization	5,796	6,502	9,235
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	1,009	19,037	147,414
Business disposition loss	—	—	7,963
Other operating expenses	3,651	—	273
Total costs and expenses	310,015	350,572	541,340
Loss from operations	(40,000)	(34,118)	(144,215)
Interest (income) expense and other expense, net	(362)	(1,217)	171
Loss before provision for income taxes	(39,638)	(32,901)	(144,386)
(Benefit) provision for income taxes	(451)	27,025	(39,571)
Net loss	$(39,187)	$(59,926)	$(104,815)
Basic and diluted loss per common share	$(1.25)	$(1.96)	$(3.50)
Basic and diluted weighted average shares outstanding	31,402,921	30,638,163	29,987,985
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended September 30,
	2017	2016	2015
Net loss	$(39,187)	$(59,926)	$(104,815)
Other comprehensive income (loss):
Defined benefit pension plan—unrecognized amounts, net of taxes	1,589	(2,547)	1,101
Foreign currency translation	551	(398)	(3,276)
Other comprehensive income (loss), net of taxes	2,140	(2,945)	(2,175)
Comprehensive loss	$(37,047)	$(62,871)	$(106,990)
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
(In Thousands Except Share Data)

	Treasury Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Loss)	Total
Balance at September 30, 2014	—	—	29,668,150	$28	$204,704	$(3,451)	$115,702	$316,983
Common stock repurchase	—	—	—	—	—	—	—	—
Common stock retired	—	—	—	—	—		—	—
Exercise of common stock options and restricted stock	—	—	358,073	1	105	—	—	106
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	5,903	—	—	5,903
Net income	—	—	—	—	—	—	(104,815)	(104,815)
Defined benefit pension plan—unrecognized amounts, net of taxes						1,101		1,101
Foreign currency translation	—	—	—	—	—	(3,276)	—	(3,276)
Balance at September 30, 2015	—	—	30,026,223	$29	$210,712	$(5,626)	$10,887	$216,002
Exercise of common stock options and restricted stock	—	—	716,439	—	9	—	—	9
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	9,471	—	—	9,471
Net loss	—	—	—	—	—	—	(59,926)	(59,926)
Defined benefit pension plan—unrecognized amounts, net of taxes						(2,547)		(2,547)
Foreign currency translation	—	—	—	—	—	(398)	—	(398)
Balance at September 30, 2016	—	—	30,742,662	$29	$220,192	$(8,571)	$(49,039)	$162,611
Exercise of common stock options and restricted stock	—	—	760,687	—	93	—	—	93
Compensation expense and incremental tax benefit from grant of common stock options and issuance of restricted stock	—	—	—	—	6,979	—	—	6,979
Net loss	—	—	—	—	—	—	(39,187)	(39,187)
Defined benefit pension plan—unrecognized amounts, net of taxes						1,589		1,589
Foreign currency translation	—	—	—	—	—	551	—	551
Balance at September 30, 2017	—	—	31,503,349	$29	$227,264	$(6,431)	$(88,226)	$132,636
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2017	2016	2015
Operating activities
Net loss	$(39,187)	$(59,926)	$(104,815)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,796	6,502	9,235
Business disposition loss	—	—	7,963
Gain on reversal of earnout liability	(954)	—	—
Stock compensation expense	7,377	12,247	12,405
Provision (benefit) for inventory allowance	10,381	2,676	(575)
Provision for doubtful accounts	357	247	1,109
Deferred tax (benefit) expense	(620)	26,177	(6,282)
Impairment of goodwill and long-lived assets	1,963	18,998	147,414
Change in fair value of financial instruments	(573)	—	—
Incremental tax loss from exercise of common stock options and restricted stock	1,198	229	38
Changes in operating assets and liabilities:
Accounts receivable	(1,611)	(4,408)	12,651
Inventory	(3,507)	(4,776)	43,101
Prepaid and deferred taxes	730	27,057	(38,545)
Prepaid expenses and other assets	(1,024)	(160)	(1,499)
Accounts payable	3,192	232	(4,534)
Accrued expenses and other current liabilities	(14,882)	17,151	(18,895)
Distributions payable	1,359	(790)	(2,228)
Payables to sellers	(4,519)	(901)	(11,742)
Other liabilities	2,871	5,283	(1,310)
Net cash (used) provided by operating activities	(31,653)	45,838	43,491
Investing activities
Cash paid in divestiture	—	—	(2,372)
Increase in intangibles	(119)	(62)	(137)
Purchases of property and equipment, including capitalized software	(7,805)	(6,090)	(7,312)
Net cash used in investing activities	(7,924)	(6,152)	(9,821)
Financing activities
Proceeds from exercise of common stock options (net of tax)	92	9	106
Incremental tax loss from exercise of common stock options and restricted stock	(1,198)	(229)	(38)
Net cash (used in) provided by financing activities	(1,106)	(220)	68
Effect of exchange rate differences on cash and cash equivalents	518	(418)	(871)
Net (decrease) increase in cash and cash equivalents	(40,165)	39,048	32,867
Cash and cash equivalents at beginning of year	134,513	95,465	62,598
Cash and cash equivalents at end of year	$94,348	$134,513	$95,465
Supplemental disclosure of cash flow information
Cash received (paid) for income taxes	$793	$33,966	$(5,678)
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization
Liquidity Services (the “Company”) operates a network of leading ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's broad range of services include program management, valuation, asset management, reconciliation, Return to Vendor ("RTV") and Returns Management Authorization ("RMA"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, and compliance and risk mitigation. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.unclesamsretailoutlet.com, www.irondirect.com, and www.auctiondeals.com. The Company has over 10,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. As of September 30, 2017, the Company has three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals. See Note 16 in the Notes to the Consolidated Financial Statements for Segment Information.
The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet, the effect of general business and economic trends, the Company's susceptibility to rapid technological change, actual and potential competition by entities with greater financial and other resources, and the potential for the U.S. Government agencies, or the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise not renew their contracts with the Company.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission. See Note 18 in the Notes to the Consolidated Financial Statements for the Subsequent Event disclosure.

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
Inventory
Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or market. Cost is generally determined using the specific identification method. Charges for unsellable inventory, as well as for inventory written down to expected market price, are included in Cost of goods sold in the period in which they have been determined to occur.  During fiscal 2017, the Company recorded a $3.1 million inventory reserve within its IronDirect operating segment, as the carrying value of this inventory was written down to its expected market value. As of September 30, 2017, and 2016, the Company's inventory reserve was approximately $4.6 million and $3.4 million, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets includes prepaid income tax, financial assets, the short-term portion of a promissory note, as well as other miscellaneous prepaid expenses. Financial assets are related to participation agreements for principal transactions in the Company's commercial business. Changes in the fair value of the Company's financial assets are recorded in Other operating expense. See Note 11 in the Notes to the Consolidated Financial Statements for further information.
Other Assets
On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million 5-year interest bearing promissory note to the Company. Of the $12.3 million, $1.0 million has been repaid as of September 30, 2017, and another $1.5 million was repaid in October 2017. Of the $11.3 million outstanding at September 30, 2017, $8.3 million was recorded in Other assets, and $3.0 million in Prepaid expenses and other current assets as of September 30, 2017.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment is recorded at cost, and depreciated or amortized on a straight-line basis over the following estimated useful lives:

Computers and purchased software	One to five years
Office equipment	Three to five years
Furniture and fixtures	Five to seven years
Internally developed software for internal-use	Five years
Leasehold improvements	Shorter of lease term or useful life
Buildings	Thirty-nine years
Land	Not depreciated
Intangible Assets
Intangible assets primarily consist of contract acquisition costs, covenants not to compete, customer relationships and other intangible assets associated with acquisitions. Intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years.
Impairment of Long-Lived Assets
Long-lived assets, including definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. During the year ended September 30, 2017, the Company recorded a $1.2 million impairment of a contract intangible associated with its IronDirect business, and a $0.6 million impairment to leasehold improvements, also within its IronDirect business. No impairment was recorded during the fiscal year ended September 30, 2016.
Goodwill
Goodwill is reviewed for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant buyer. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more than likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further testing of goodwill assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in the statement of operations.
The annual goodwill impairment assessment was performed as of July 1, 2017, for fiscal year 2017.
Revenue Recognition
The Company recognizes revenue when all of the following criteria are met:

•	a buyer submits the winning bid in an auction and, as a result, evidence of an arrangement exists, and the sale price has been determined;

•	the buyer has assumed the risks and rewards of ownership; and

•	collection is reasonably assured.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Revenue is also evaluated to determine whether the Company should report the gross proceeds as revenue (when the Company acts as the principal in the arrangement) or the Company should report its net commissions and related fees as revenue (when the Company acts as an agent). In arrangements in which the Company is deemed to be the primary obligor, bears physical and general inventory risk, and credit risk, the Company recognizes as revenue the gross proceeds from the sale, including buyer's premiums. The Company has evaluated its revenue recognition policy related to sales under its purchase transaction model and determined it is appropriate to account for these sales on a gross basis. In the Company's evaluation, the Company relied most heavily upon its status as primary obligor in the sales relationship and the fact that the Company has general inventory risk.
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
Cost of Goods Sold
Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees. The Company purchases the majority of its inventory at a percentage of the vendor's original acquisition cost under the Surplus Contract and certain commercial contracts, at a percentage of the vendor's last retail price under certain commercial contracts, and at a fixed price per pound that varies depending on the type of the inventory purchased under the Scrap Contract. Title for the inventory passes to the Company at the time of purchase and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government sellers when it receives only sales commission revenue and, as such, recognizes no inventory and related cost of goods sold associated with those sales. Cost of goods sold also includes shipping and handling costs.
Risk Associated with Certain Concentrations
The Company does not perform credit evaluations for the majority of its buyers. However, substantially all sales are recorded subsequent to payment authorization being received. As a result, the Company is not subject to significant collection risk, as most goods are not shipped before payment is received.
For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in cash and cash equivalents in the consolidated financial statements. The Company releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business. The amount of cash held on behalf of the sellers is recorded as Payables to sellers in the accompanying Consolidated Balance Sheets.
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents in banks over FDIC limits, and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.
The Company has two material vendor contracts with the Department of Defense (DoD) under which it acquires, manages and sells government property. Revenue from the sale of property acquired, as well as provision of services, under the current Surplus Contract accounted for 27.6%, 31.0%, and 24.7%, of the Company's consolidated revenue for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. Revenue from the sale of property acquired under the Scrap contract accounted for approximately 11.1%, 10.2% and 15.3% of the Company's total revenue for the fiscal years ended September 30, 2017, 2016 and 2015, respectively.
Additionally, we have a vendor contract with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 21.8%, 12.1%, and 6.9% of cost of goods sold for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. This contract is included within our RSCG segment.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
The Company applies the authoritative guidance related to uncertainty in income taxes. Accounting Standards Codification (ASC) 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. During fiscal year 2016, the Company reduced its net operating loss carryforward by $0.7 million for unrecognized tax benefits related to federal and state tax exposures. During fiscal year 2017, the Company reduced its net operating loss carryforward by $3.0 million for unrecognized tax benefits related to federal and state tax exposures. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions including, among others, Canada and the U.K.
Stock-Based Compensation
The Company estimates the fair value of share-based awards on the date of grant. The fair value of stock options and stock appreciation rights is determined using the Black-Scholes option-pricing model. The fair value of restricted stock units is based on the closing price of the Company’s common stock on the date of grant. The determination of the fair value of the Company’s stock options and stock appreciation rights is based on a variety of factors including, but not limited to, the Company’s common stock price, expected stock price volatility over the expected life of units, and actual and projected exercise behavior. Additionally, the Company has estimated forfeitures for share-based awards at the dates of grant based on historical experience, adjusted for future expectation. The forfeiture estimate is revised as necessary if actual forfeitures differ from these estimates.
The Company issues restricted stock units where restrictions lapse upon either the passage of time (service vesting conditions), achievement of performance targets (performance vesting conditions), or some combination thereof. For those restricted stock units with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For restricted stock units with both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met.
The Company excludes stock options and restricted stock units that contain performance vesting conditions from diluted earnings per share computations until the contingency is met as of the end of that reporting period.
The Company presents the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as a financing activity with a corresponding operating cash outflow in the Consolidated Statements of Cash Flows when it is considered probable that those tax benefits will be realized.
Advertising Costs
Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $5.2 million, $6.0 million and $5.3 million for the years ended September 30, 2017, 2016 and 2015, respectively.
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable, profit-sharing distributions payable, and payables to sellers reported in the Consolidated Balance Sheets approximate their fair values. The Company holds financial assets that are related to participation agreements for principal transactions in the Company's commercial business. Changes in the fair value of the Company's financial assets are recorded in Other operating expense.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is primarily the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive (loss) income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses for 2017, 2016 and 2015 are included in interest and other income (expense), net in the Consolidated Statements of Operations.

Accumulated Other Comprehensive Income (loss)
The following table shows the changes in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Income (Loss)
Balance at September 30, 2014	(3,671)	220	(3,451)
Current-period other comprehensive (loss) income	(3,276)	1,101	(2,175)
Balance at September 30, 2015	(6,947)	1,321	(5,626)
Current-period other comprehensive loss	(398)	(2,547)	(2,945)
Balance at September 30, 2016	(7,345)	(1,226)	(8,571)
Current-period other comprehensive income	551	1,589	2,140
Balance at September 30, 2017	(6,794)	363	(6,431)
Earnings per Share
The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board (FASB) Topic 260 Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock units. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and unvested restricted stock units. The dilutive effect of unexercised stock options and unvested restricted stock units was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, the amount of compensation cost for future service not yet recognized by the Company and the amount of tax benefits that would be recorded in additional paid-in capital when stock options become deductible for income tax purposes are all assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock units are not included in the computation of diluted net income (loss) per share when they are antidilutive.
The Company has not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:
(a)   for the fiscal year ended September 30, 2017 1,023,072 options;
(b)   for the fiscal year ended September 30, 2016 1,284,689 options; and
(c)   for the fiscal year ended September 30, 2015 1,256,345 options.
For the fiscal years ended September 30, 2017, 2016 and 2015, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities would have been anti-dilutive. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 10 in the Notes to the Consolidated Financial Statements for outstanding stock options and unvested restricted stock, all of which are anti-dilutive as of September 30, 2017.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following summarizes the potential outstanding common stock of the Company as of the dates set forth below:

	September 30,
	2017	2016	2015
	(amounts in thousands except per share and share data)
Weighted average shares calculation:
Basic weighted average shares outstanding	31,402,921	30,638,163	29,987,985
Treasury stock effect of options and restricted stock	—	—	—
Diluted weighted average common shares outstanding	31,402,921	30,638,163	29,987,985
Net loss	$(39,187)	$(59,926)	$(104,815)
Basic and diluted loss per common share	$(1.25)	$(1.96)	$(3.50)
Recent Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements—Going Concern, which requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The new guidance was issued to reduce diversity in the timing and content of footnote disclosures. This guidance is effective for fiscal years, and interim reporting periods ending after December 15, 2016. The Company's adoption of this new standard for the year ended September 30, 2017, had no impact on the Company’s consolidated financial statements and related disclosures.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. During fiscal year ended September 30, 2017, the Company initiated a formal project to assess the new standard, which is being completed in phases: the assessment phase followed by the implementation phase. The Company has substantially completed the assessment phase of its project. The assessment phase consisted of reviewing a representative sample of contracts, discussions with key stakeholders, and cataloging potential impacts on the Company’s accounting policies, financial statements, and systems and processes. The implementation team has apprised both management and the audit committee of project status on a recurring basis. The Company is continuing to evaluate the accounting impacts, and have identified some areas of the accounting guidance which will require more detailed analysis, including the principal-agent guidance, the transfer of control guidance, and the guidance on when certain services that we provide would be considered separate performance obligations. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this could change as the Company finalizes the implementation of the new standard. The Company does not yet know and cannot reasonably estimate the quantitative impact on the consolidated financial statements. This guidance will become effective for the Company beginning October 1, 2018, which is when the Company intends to adopt. The Company intends to adopt the new standard on a modified retrospective basis. This determination is subject to change based on finalization of our implementation work.
In April 2015, the FASB issued Accounting Standards Update ("ASU") 2015-5, "Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. ASU 2015-5 provides guidance regarding whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the software license element of the arrangement must be accounted for in a manner consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement must be accounted for as a service contract. ASU 2015-5 does not change the accounting for service contracts. ASU 2015-5 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2015. The Company adopted this standard beginning in fiscal year 2017, and it had no impact on the financial statements.
In February 2016, the FASB issued Accounting Standards Update ("ASU") 2016-2, Leases. ASU 2016-2 will change the way the Company recognizes its leased assets. ASU 2016-2 will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-2 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for the Company beginning on October 1, 2019. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). Under ASU 2017-04 the entity should perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for the Company beginning on October 1, 2020. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Significant Contracts
DLA Disposition Services
The Company has two material vendor contracts with the DoD, the Surplus Contract and the Scrap Contract. Under the Surplus Contract the Company is the remarketer of all DoD non-rolling stock surplus turned into the DLA available for sale within the United States, Puerto Rico, and Guam. The Surplus Contract requires the Company to purchase all usable surplus property offered to the Company by the DoD at a fixed percentage of the DoD's OAV. This fixed percentage is 4.35%; prior to the date the current Surplus Contract became effective, this fixed percentage was 1.8%. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD for the inventory that has not been paid for in the amount of $6.2 million and $16.1 million as of September 30, 2017 and 2016, respectively. The Surplus Contract permits either party to terminate the contract for convenience. The initial two-year base period ended in December 2016. On December 6, 2016, the DLA notified the Company that it was exercising the first 1-year extension option. The Surplus contract now extends through December 14, 2017. There are three remaining one-year options to extend the Surplus contract, exercisable by the DLA. See note 18 (Subsequent Event) in the Notes to the Consolidated Financial Statements for information about the bidding on the DLA’s Request for Technical Proposal, which was issued subsequent to September 30, 2017.
The Company currently earns fees for services provided under the Surplus contract.  Service fees may vary month-to-month based on services rendered, agreed pricing and volume of goods. Pricing declines negatively affected revenue under the Surplus contract beginning in the quarter ended June 30, 2017, and the Company anticipates service fee revenue will continue to decline over several quarters due to anticipated additional pricing declines.  Revenue under the Surplus contract was negatively affected for the twelve months ended September 30, 2017, as a result of an approximate $2.0 million decrease in service revenue due to lower pricing compared to the pricing in effect through the quarter ended March 31, 2017.
Revenue from the current Surplus Contract accounted for 27.6%, 31.0% and 24.7% of the Company's consolidated revenue for the fiscal years ended September 30, 2017, 2016, and 2015, respectively. This contract is included within the CAG segment.
Under the Scrap Contract, the Company is the remarketer of all DoD non-electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.
The Scrap contract was awarded to the Company in April 2016. The Scrap contract has a 36-month base term, and commenced in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. The base period of the Scrap Contract will expire on September 30, 2019. The Company pays a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bears all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company.

The original Scrap contract was structured as a profit-sharing arrangement, whereby the profit sharing percentage to the DLA was 65.0%. As a result of moving from a profit-sharing arrangement to a revenue-sharing arrangement, the Company re-named the balance sheet line item from Profit-sharing distributions payable to Distributions payable during the first quarter of fiscal year 2017.

Revenue from the Scrap contract accounted for approximately 11.1%, 10.2% and 15.3% of the Company's consolidated revenue for the fiscal years ended September 30, 2017, 2016 and 2015, respectively. This contract is included within the CAG segment.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2017	2016
	(in thousands)
Computers and purchased software	$23,724	$24,584
Internally developed software for internal-use	7,100	—
Office/Operational equipment	6,845	6,700
Leasehold improvements	4,167	5,139
Building	2,558	2,257
Furniture and fixtures	1,247	1,356
Vehicles	1,048	981
Land	754	754
Construction in progress	944	3,926
Total property and equipment	48,387	45,697
Less: Accumulated depreciation and amortization	(31,594)	(31,321)
Total property and equipment, net	$16,793	$14,376
Depreciation and amortization expense related to property and equipment for the years ended September 30, 2017, 2016 and 2015, was $4.8 million, $5.1 million and $6.1 million, respectively. During the year ended September 30, 2017, the Company transferred $3.9 million from Construction in progress to internally developed software for internal-use, and capitalized an additional $3.2 million in cost associated with internally developed software for internal-use. Amortization of internally developed software for internal-use was $0.4 million for the year ended September 30, 2017.
During the year ended September 30, 2017, the Company recorded $0.6 million in fixed asset impairment charges associated with leasehold improvements in its IronDirect business. The Company did not record fixed asset impairment charges in fiscal 2016. These impairment charges are recorded in the Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets line item in the Consolidated Statements of Operations and reported under the Corporate & other segment.
5. Goodwill
The annual goodwill impairment assessment was performed as of July 1, 2017, for fiscal year 2017.
The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.
A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management. At fiscal year-end 2015, the Company had two reporting units—LSI-Retail Supply Chain Group (RSCG) and LSI-Capital Assets Group (CAG). During fiscal year 2016, in light of new business ventures and management restructuring, the Company concluded that it had five reporting units—RSCG, CAG, GovDeals, Truckcenter, and IronDirect. During fiscal year 2017, the Company decided to exit certain Truckcenter operations in order to focus its time and resources on its ecommerce marketplace strategy. As a result, as of September 30, 2017, the Company had four reporting units-RSCG, CAG, GovDeals and IronDirect.
As of December 31, 2014, the Company identified indicators of impairment and as a result performed an impairment test and concluded as part of the step one test that the carrying values of both of the Company’s two reporting units exceeded their estimated fair values. The Company performed the step one test using the discounted cash flow method. As a result of the step two test, the Company recorded an impairment charge of $85.1 million during the first quarter of fiscal year 2015. As of September 30, 2015, as part of the Company’s annual impairment test, the Company identified indicators of impairment and as a result performed an impairment test and concluded as part of the step one test that the carrying values of both of the Company’s two reporting units exceeded their estimated fair values. As a result of the step two test, the Company recorded an impairment charge of $51.2 million during the fourth quarter of fiscal year 2015. Goodwill impairment losses for fiscal 2015

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

totaled $136.2 million and were the result of the termination of the Wal-Mart Agreement, cessation of operations of NESA, and decline in market capitalization.
As part of the Company's fiscal year 2016 annual impairment assessment, the Company identified indicators of impairment and as a result performed step one of the goodwill impairment test. The Company performed the step one test using a discounted cash flow method. The Company concluded that the carrying value exceeded fair value for one of the Company's reporting units that had goodwill. Accordingly, the Company performed the step two test to derive the fair value of the goodwill, and as a result the Company recorded a $19.0 million impairment charge to its RSCG reporting unit during the fourth quarter of fiscal year 2016. The goodwill impairment was due to updated assumptions used in the fair value calculation.
As part of the Company's fiscal year 2017 annual impairment assessment, the Company believed that certain events triggered moving to a step one evaluation of goodwill to identify potential impairment. After performing the step one test, the Company concluded the remaining reporting units with goodwill had fair values as of July 1, 2017, that substantially exceeded their respective book values.
The following summarizes the goodwill activity for the Company's reportable segments that have goodwill during the periods indicated:

Goodwill (in thousands)	RSCG	CAG	GovDeals	Total
Balance at September 30, 2014	$78,458	$131,198	$—	$209,656
Impairment charge	(52,716)	(83,532)	—	(136,248)
Business disposition	(6,733)	—		(6,733)
Translation adjustments	(405)	(2,197)	—	(2,602)
Balance at September 30, 2015	$18,604	$45,469	$—	$64,073
Reallocation of goodwill	—	(23,731)	23,731	—
Impairment charge	(18,998)	—	—	(18,998)
Translation adjustments	394	(335)	—	59
Balance at September 30, 2016	—	21,403	23,731	45,134
Impairment charge	—	—	—	—
Translation adjustments	—	254	—	254
Balance at September 30, 2017	$—	$21,657	$23,731	$45,388
Accumulated goodwill impairment losses as of September 30, 2014 were $13.4 million.

6. Intangible Assets

		Balance as of September 30, 2017			Balance as of September 30, 2016
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	10	$—	$—	$—	$1,500	$(150)	$1,350
Brand and technology	3 - 5	—	—	—	5,749	(5,018)	731
Covenants not to compete	3 - 5	—	—	—	700	(533)	167
Patent and trademarks	3 - 10	943	(516)	427	820	(418)	402
Total intangible assets, net		$943	$(516)	$427	$8,769	$(6,119)	$2,650
Future expected amortization of intangible assets at September 30, 2017, is as follows:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Year Ending September 30,	Amortization
(in thousands)
2018	$76
2019	69
2020	70
2021	58
2022 and after	154
Total	$427
Amortization expense related to intangible assets for the years ended September 30, 2017, 2016 and 2015 was $1.0 million, $1.4 million, and $3.1 million, respectively.
During fiscal year 2017, the Company recorded a $1.2 million impairment of a contract intangible associated with customer relationships in its IronDirect business, and reduced the remaining unamortized value of this intangible asset to zero during the fiscal year ended September 30, 2017. The Company also concluded that the covenant not to compete intangible asset received in connection with the acquisition of the TruckCenter business, was impaired due to the exit of the TruckCenter land-based, live auction and retail business. The Company recorded a $0.1 million charge, and reduced the remaining unamortized value of this intangible asset to zero during the fiscal year ended September 30, 2017. These impairment charges are recorded in the Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets line item in the Consolidated Statements of Operations and reported under the Corporate & other segment.

7. Commitments
Leases
The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2022. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $0.6 million and $1.0 million, at September 30, 2017 and 2016, respectively. Future minimum payments under the leases as of September 30, 2017, are as follows:

Year Ending September 30,	Operating Lease Payments
(in thousands)
2018	$9,432
2019	8,696
2020	4,903
2021	2,806
2022	1,001
2023	305
Total future minimum lease payments	$27,143
On June 16, 2017 the Company entered into a sub-lease agreement for 18,412 square feet of office space at 6931 Arlington Road, Bethesda, Maryland. The sub-lease commenced September 29, 2017, and will expire April 30, 2023. On the sub-lease commencement date, the Company relocated its headquarters previously located at 1920 L Street NW, Washington DC, to the new Bethesda location. The Company ceased using the L Street location as of September 30, 2017, and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017, within the Other operating expenses line item.
Rent expense for the years ended September 30, 2017, 2016 and 2015, was $10.8 million, $11.5 million, and $12.5 million, respectively. The fiscal 2017 rent expense amount does not include the $2.0 million cease-use charge pertaining to the L Street location.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. 401(k) Benefit Plan
The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2017, 2016 and 2015, the Company contributed and recorded expense of approximately $2.1 million, $1.7 million and $2.4 million, respectively, to the Plan.
9. Income Taxes
The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2017	2016	2015
Current tax provision (benefit):
U.S. Federal	$(234)	$—	$(32,116)
State	613	672	(1,375)
Foreign	(210)	176	203
	169	848	(33,288)
Deferred tax (benefit) expense:
U.S. Federal	(592)	25,338	326
State	(86)	3,890	(4,422)
Foreign	58	(3,051)	(2,187)
	(620)	26,177	(6,283)
Total (benefit) provision	$(451)	$27,025	$(39,571)
Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	September 30,
	2017	2016
Deferred tax assets:
Net operating losses—Foreign	$9,171	$8,964
Net operating losses—U.S.	31,133	17,086
Accrued vacation and bonus	859	1,305
Inventory capitalization	1,315	1,906
Inventory reserves	1,903	1,311
Allowance for doubtful accounts	98	120
Stock compensation expense	6,689	8,105
Amortization of intangibles	2,753	2,286
Amortization of goodwill	—	1,021
Pension liability	—	133
Restructuring costs	913	—
Other	3,134	3,699
Total deferred tax assets before valuation allowance	57,968	45,936
Less: valuation allowance	(54,379)	(44,257)
Net deferred tax assets	3,589	1,679
Deferred tax liabilities:
Amortization of goodwill	9,000	9,444
Depreciation	185	658
Capitalized costs	3,032	—
Pension liability	372	—
Total deferred tax liabilities	$12,589	$10,102
Net deferred taxes	$(9,000)	$(8,423)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2017	2016	2015
U.S. statutory rate	35.0%	35.0%	35.0%
Permanent items	(0.9)%	(4.2)%	(6.3)%
State taxes	1.2%	1.9%	2.6%
Net foreign rate differential	(2.8)%	(3.8)%	(3.0)%
Unrecognized tax benefits	3.5%	(2.2)%	—%
Change in valuation allowance	(34.8)%	(108.8)%	(0.9)%
Other	(0.06)%	—%	—%
Provision for income taxes	1.1%	(82.1)%	27.4%
At September 30, 2017 and 2016, the Company had federal and state deferred tax assets of $45.4 million and $35.8 million, respectively, related to available federal and state net operating loss (NOL) carryforwards and other U.S. deductible temporary differences. The NOL carryforwards expire beginning in 2035 through 2037. At September 30, 2017 and 2016, the Company had deferred tax assets related to available foreign NOL carryforwards of approximately $9.2 million and $9.0 million respectively. All but approximately $0.5 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2018 through 2037.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2017. Such objective evidence limits the ability to consider other evidence such as our projections for future growth. On the basis of this evaluation, the Company recorded a valuation change of $10.1 million to bring the total valuation allowance to $54.4 million at September 30, 2017.
The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $8.0 million as of September 30, 2017. As of September 30, 2017, and 2016, approximately $14.9 million and $21.5 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended September 30, (In thousands)
	2017	2016	2015
Beginning balance at October 1	$725	—	—
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	1,426	725	—
Reductions for tax positions of prior years	(229)	—	—
Settlements	(1,922)	—	—
Balance at September 30	$—	725	—
The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During fiscal year 2017, we reduced our deferred tax asset and valuation allowance for our net operating loss carryforward by $1.2 million for unrecognized tax benefits related to federal and state exposures. We recorded a net tax benefit of $1.4 million comprised of a $1.2 million recovery of tax deductions related to equity compensation previously recorded to equity and a $0.2 million recovery of prior year taxes. The Company has agreed to settle all previously unrecognized tax benefits with the IRS and anticipates no additional adjustments for fiscal years 2013 through 2015.
The Company's policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company is subject to income tax examinations for fiscal years 2012 through 2015. The Company anticipates no material tax liability to arise from these examinations. The statute of limitations for years prior to fiscal year 2013 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2013 may be adjusted upon examination by tax authorities if they are utilized.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2014, there were 772,227 shares remaining reserved for issuance in connection with awards under the 2006 Plan. In February 2015, at the Company's annual meeting of stockholders, the stockholders approved an amendment to the 2006 Plan which increased the shares available for issuance under the 2006 Plan by 3,000,000 shares and established a fungible share pool so that awards other than options or stock appreciation rights granted after January 9, 2015, would be counted as 1.5 shares from the shares reserved for issuance under the 2006 Plan. On February 23, 2017, at the Company's annual meeting of stockholders, the stockholders approved amendments to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 3,300,000, bringing the total number of shares issuable under the 2006 Plan since it was adopted to 16,300,000 shares. At September 30, 2017, there were 3,269,071 shares remaining reserved for issuance in connection with awards under the 2006 Plan.
During fiscal year 2016, the Company issued 1,062,668 cash-settled stock appreciation rights at a price of $4.57, and 153,338 cash-settled stock appreciation rights were forfeited. During fiscal year 2017, the Company issued 218,550 cash-settled stock appreciation rights at a price of $10.30, and 234,313 cash-settled stock appreciation rights were forfeited. Stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights where restrictions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination of these conditions. For those stock appreciation rights with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met. The stock appreciation rights that include only service conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.
For the years ended September 30, 2017, 2016 and 2015, the Company recorded stock-based compensation of $7.4 million, $12.3 million and $12.4 million, respectively. The total costs related to unvested awards with service vesting conditions, not yet recognized, as of September 30, 2017 was $8.8 million, which will be recognized over the weighted average vesting period of 56.00 months. The total costs related to unvested awards with performance vesting conditions, not yet recognized, as of September 30, 2017 was $4.8 million.
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
The compensation committee may also award under the 2006 Plan:

•	restricted stock, which are shares of common stock subject to restrictions;

•	restricted stock units, which are common stock units subject to restrictions;

•	dividend equivalent rights, which are rights entitling the recipient to receive credits for dividends that would be paid if the recipient had held a specified number of shares of common stock;

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Share Repurchase Program
The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using the Company's available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the twelve months ended September 30, 2017. As of September 30, 2017, the Company may repurchase an additional $10.1 million shares under this program. A summary of the Company's share repurchase activity from fiscal year 2014 to the year ended September 30, 2017 is as follows:

Fiscal Year Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Cash Paid for Shares Purchased	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
2014	2,962,978	16	44,873,000	5,127,000
2015	—	—	—	5,127,000
2016	—	—	—	10,127,000
2017	—	—	—	$10,127,000
_______________________________________________________________________________

(1)
On February 5, 2014, the Company's Board of Directors approved an additional $19.0 million for the share repurchase program. On May 5, 2016, the Company's Board of Directors approved the repurchase of an additional $5.0 million in shares raising the current amount approved for repurchase, that may yet be expended up to $10.1 million.

Stock Option Activity
A summary of the Company's stock option activity for the years ended September 30, 2017, 2016, and 2015 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2014	1,465,907	$19.50
Options granted	310,177	9.92
Options exercised	(14,869)	7.09
Options canceled	(288,572)	20.26
Options outstanding at September 30, 2015	1,472,643	17.46
Options granted	583,228	6.68
Options exercised	(1,251)	7.48
Options canceled	(346,133)	16.99
Options outstanding at September 30, 2016	1,708,487	13.91
Options granted	232,845	9.18
Options exercised	(12,421)	7.41
Options canceled	(223,938)	13.00
Options outstanding at September 30, 2017	1,704,973	13.43
Options exercisable at September 30, 2017	1,270,781	14.99

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about options outstanding at September 30, 2017:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$5.53 - $6.96	366,151	8.30	$6.42
$6.97 - $9.09	289,049	6.19	7.83
$9.10 - $10.82	359,597	6.92	9.78
$10.83 - $19.27	330,321	1.85	13.04
$19.28 - $46.72	359,855	5.55	29.06
The following table summarizes information about options exercisable at September 30, 2017:

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$5.53 - $6.96	282,064	8.30	$6.36
$6.97 - $9.09	138,533	3.43	7.81
$9.10 - $10.82	182,613	6.30	9.99
$10.83 - $19.27	322,201	1.70	13.08
$19.28 - $46.72	345,370	5.52	29.35
The following table summarizes information about assumptions used in valuing options granted:

	Year ended September 30
	2017	2016	2015
Dividend yield	—	—	—
Expected volatility	54.22% - 54.93%	51.5% - 58.6%	71.9% - 77.9%
Risk-free interest rate	1.65% - 2.17%	0.5% - 1.5%	0.26% - 1.4%
Expected forfeiture rate	21.4%	23.5%	22.2% - 22.8%
The intrinsic value of outstanding and exercisable options at September 30, 2017 was approximately $494 and $494, respectively, based on a stock price of $5.90 on September 30, 2017.
The weighted average grant date fair value of options granted during 2017, 2016, and 2015 was $3.58, $2.07, and $4.89, respectively.
The intrinsic value of options exercised at September 30, 2017, 2016, and 2015 was approximately $24,032, $3,128 and $4,000, respectively. Approximately 0.2 million unvested service-based stock options are expected to vest.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Restricted Share Activity
A summary of the Company's restricted share activity for the years ended September 30, 2017, 2016, and 2015 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2014	1,897,827	$24.96
Restricted shares granted	1,298,604	10.04
Restricted shares vested	(343,204)	27.50
Restricted shares canceled	(486,040)	26.54
Unvested restricted shares at September 30, 2015	2,367,187	16.08
Restricted shares granted	1,504,655	5.54
Restricted shares vested	(715,188)	16.09
Restricted shares canceled	(495,409)	20.25
Unvested restricted shares at September 30, 2016	2,661,245	9.34
Restricted shares granted	849,352	8.78
Restricted shares vested	(748,266)	11.04
Restricted shares canceled	(571,900)	9.81
Unvested restricted shares at September 30, 2017	2,190,431	8.42
The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at September 30, 2017, is approximately $12.9 million and 8.37, respectively, based on a stock price of $5.90 on September 30, 2017. Approximately 1.2 million unvested service-based restricted stock shares are expected to vest.
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
As of September 30, 2017, and 2016, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of September 30, 2017, and September 30, 2016, the Company had financial assets that are measured at fair value and are classified as Level 3 assets within the fair value hierarchy. The Company records the financial assets using the fair value option under ASC 825, Financial Instruments. These financial assets represent the value of rights the Company holds from its participation in certain principal transactions in the Company's commercial business, where a third-party partner owns the underlying assets to be sold, and the Company has contributed funds to the partner towards purchasing those underlying assets. These assets are included in prepaid expenses and other current assets in the Consolidated Balance Sheets. The changes in financial assets measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2017, are as follows ($ in thousands):

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Level 3 Assets

Balance at September 30, 2016	$2,200
Acquisition of financial assets	2,662
Settlements	(4,944)
Change in fair value of financial assets	573
Balance at September 30, 2017	$491

During the year ended September 30, 2017, the Company recognized a gain of approximately $0.6 million on its financial assets.

When valuing its Level 3 assets, the Company considers asset condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected generated proceeds. The valuation procedures are primarily based on management's projection of the value of the assets securing the financial investment. Management’s estimation of the fair value of these assets is based on the best information available in the circumstances and may incorporate management's own assumptions regarding market demand for these assets. Such assumptions involve management's judgment, taking into consideration a combination of internal and external factors. Changes in fair value of the Company's Level 3 assets are recorded in Other operating expense in the Consolidated Statements of Operations.

The Company’s financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days). The Company believes the carrying value of these instruments approximates fair value due to their short-term maturities.
12. Defined Benefit Pension Plan
Certain employees of Liquidity Services UK Limited ("GoIndustry"), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the "Scheme"), a qualified defined benefit pension plan.
The Company recognizes the funded status of its postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in stockholders' equity. The funded status is measured as the difference between the fair value of the plan's assets and the benefit obligation of the plan.
The net periodic benefit cost recognized for the years ended September 30, 2017, 2016 and 2015, included the following components:
Qualified Defined Benefit Pension Plan

	Year Ended September 30,
	2017	2016	2015
	(in thousands)
Interest cost	$582	$814	$964
Expected return on plan assets	(826)	(1,066)	(1,186)
Total net periodic benefit	$(244)	$(252)	$(222)
The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2017 and September 30, 2016:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Qualified Defined Benefit Pension Plan

	Year Ended September 30,
	2017	2016
	(in thousands)
Change in benefit obligation
Beginning balance	$26,321	$24,069
Interest cost	582	814
Benefits paid	(718)	(1,246)
Actuarial loss/(gain)	(1,861)	5,999
Foreign currency exchange rate changes	761	(3,315)
Ending balance	$25,085	$26,321

Qualified Defined Benefit Pension Plan

	Year Ended September 30,
	2017	2016
	(in thousands)
Change in plan assets
Beginning balance at fair value	$25,767	$24,537
Actual return on plan assets	569	4,831
Benefits paid	(718)	(1,246)
Employer's contributions	552	1,482
Foreign currency exchange rate changes	773	(3,837)
Ending balance at fair value	$26,943	$25,767
Overfunded (underfunded) status of the plan	$1,859	$(554)
The accrued pension asset of $1.9 million is recorded in Other long-term assets in the Consolidated Balance Sheet. Because the plan is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, and totals $25.1 million and $26.3 million at September 30, 2017 and September 30, 2016, respectively.
The amount recognized in other comprehensive loss related to the Company's qualified defined benefit pension plan, net of tax, for the year ended September 30, 2017 and September 30, 2016, is shown in the following table:

Qualified Defined Benefit Pension Plan

	Year Ended September 30,
	2017	2016
	(in thousands)
Accumulated Other Comprehensive Loss (Income)
Accumulated Other Comprehensive Loss (Income) at beginning of year	$1,226	$(1,321)
Net actuarial (gains)/losses	(1,589)	2,547
Foreign currency exchange rate changes	240	—
Accumulated Other Comprehensive (Income) loss at end of year	$(123)	$1,226

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Estimated amounts to be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost during 2017 based on September 30, 2017 plan measurements are $0. Amortization of a net gain or loss included in accumulated other comprehensive income shall be included as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.
Actuarial Assumptions
The actuarial assumptions used to determine the benefit obligations at September 30, 2017 and September 30, 2016, and to determine the net periodic (benefit) cost for the year were as follows:
Qualified Defined Benefit Pension Plan

	2017	2016
Discount rate	2.70%	2.30%
Expected return on plan assets	3.80%	3.20%
Increases to non-GMP pensions in payment accrued pre 4/6/97	—%	—%
Increases to non-GMP pensions in payment accrued post 4/6/97	2.10%	2.00%
Rate of increases to deferred CPI linked benefits	2.10%	2.00%
Rate of increases to deferred RPI linked benefits	3.20%	3.10%
Mortality—100% for males and 105% for females of S2PxA "light" tables, projected in line with the 2016 Continuous Mortality Investigation projection model and a 1.5% per annum long-term rate of improvement.
Estimated Future Benefit Payments
The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2018	$751
2019	767
2020	791
2021	687
2022	749
2023 through 2027	4,362
Total	$8,107
Fair Value Measurements
The investment policy and strategy of the plan assets, as established by the Trustees of the plan, strive to maximize the likelihood of achieving primary objectives of the investment policy established for the plan. The primary objectives are:

1.
Funding—to ensure that the Plan is fully funded using assumptions that contain a modest margin for prudence. Where an actuarial valuation reveals a deficit, a recovery plan will be put in place which will take into account the financial covenant of the employer;

2.	Stability—to have due regard to the likely level and volatility of required contributions when setting the Plan's investment strategy; and

3.
Security—to ensure that the solvency position of the Plan is expected to improve. The Trustees will take into account the strength of employer's covenant when determining the expected improvement in the solvency position of the Plan.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The assets are allocated among equity investments and fixed income securities. The assets are not rebalanced but the allocation between equities and bonds is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2017:

Actual 2016
Equity securities	43.7%
Fixed-income securities	54.9%
Cash equivalents	1.4%
Total	100.0%
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

Balance as of September 30, 2016	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$10,087	$—	$10,087
Fixed-income securities	—	15,149	—	15,149
Cash equivalents	531	—	—	531
Total	$531	$25,236	$—	$25,767

Balance as of September 30, 2017	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$11,778	$—	$11,778
Fixed-income securities	—	14,795	—	14,795
Cash equivalents	371	—	—	371
Total	$371	$26,573	$—	$26,944
Valuation Techniques
The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

13. Guarantees
During the second quarter of 2015, the Company issued a guarantee to GoIndustry (the "Subsidiary") and the Trustees (the "Trustees") of the Henry Butcher Pension Fund and Life Assurance Scheme (the "Scheme"). Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee. The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations.
14. Business Realignment expenses
In January 2017, the Company decided to exit the TruckCenter land-based, live auction and retail business. Costs of $0.9 million associated with the restructuring, were recognized under other operating expenses in the consolidated statement of operations. Those costs included occupancy cost of $0.6 million, employee severance of $0.2 million, and long-lived asset impairments of $0.1 million.
During the fourth quarter of fiscal year 2017, the Company decided to execute a restructuring of its CAG business.  The restructuring plan resulted in a reduction in force across a number of departments, including Sales, Marketing and Operations in both the US and in Europe.  Severance costs associated with this restructuring amounted to $0.6 million.  In addition, the restructuring plan calls for the closure of several offices and legal entities in Europe.  Legal and administrative costs associated with the restructuring amounted to $0.1 million.  These amounts are presented within the table below.
Also related to the restructuring of its CAG business, on September 25, 2017 the Company entered into a Severance Agreement and General Release (the "Severance Agreement") with the President of the Capital Assets Group. Pursuant to the terms of the Severance Agreement, the Company provided a severance package in the amount of $0.3 million. This amount is presented under employee severance and benefit costs in the table below.
During fiscal year 2017, the Company reorganized its IronDirect business. As a result, the Company recorded approximately $0.9 million of net expense related to the impairment of long-lived assets associated with the IronDirect business, as well as a fair value adjustment. The impairment was comprised of $1.2 million of impairment related to contract intangibles, and $0.6 million of impairment related to fixed assets. This expense was netted with a $0.9 million reversal of an earn-out liability. In addition to these impairments, and the restructuring of its overall business model, the Company entered into a Severance Agreement and General Release with the previous President of IronDirect. As a result, the Company incurred severance costs of approximately $0.1 million.
On June 16, 2017 the Company entered into a sub-lease agreement for 18,412 square feet of office space at 6931 Arlington Road, Bethesda, Maryland. The sub-lease commenced September 29, 2017, and will expire April 30, 2023. On the sub-lease commencement date, the Company relocated its headquarters previously located at 1920 L street NW, Washington DC, to the new Bethesda location. The Company ceased using the previous location as of September 30, 2017 and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017, under the Other operating expenses line item. The amount is presented under occupancy cost in the table below.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the significant components and activity in the liability for business realignment initiatives during the fiscal year ended September 30, 2017, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2016	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2017
Employee severance and benefit costs:
CAG	—	1,037	(244)	793
Corporate & Other	—	570	(171)	399
Total employee severance and benefit costs	—	$1,607	$(415)	$1,192
Occupancy costs:
CAG	—	—	—	—
Corporate & Other	—	2,616	(628)	1,988
Total occupancy costs	$—	$2,616	$(628)	$1,988
Total business realignment	$—	$4,223	$(1,043)	$3,180
The $4.2 million in employee severance and occupancy cost per the table above is recorded in Other operating expenses in the Consolidated Statements of Operations. Of this $4.2 million in cost, approximately $3.7 million is associated with general and administrative, $0.3 million with sales and marketing, and $0.2 million with technology and operations activities.
The Company expects that the majority of the remaining liability balance at September 30, 2017, of approximately $3.2 million will be paid during fiscal year 2018, with the remainder in fiscal year 2019.
During fiscal year 2015, the Company incurred approximately $0.3 million of business realignment expenses. In order to conform to current year presentation, this amount was reclassified from Technology and operations, and General and Administrative expenses to the Other operating expenses line item in the Consolidated Statements of Operations. The reclassification had no effect on total operating expenses, net income, or cash flows.

15. Legal Proceedings
Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).
On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company’s retail division were not dismissed. On May 16, 2016, the Company answered the amended complaint. Plaintiffs’ class certification motion was granted on September 6, 2017. The scheduling order in this action requires that fact discovery be completed by February 23, 2018, and that expert discovery be completed by July 27, 2018.
The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

   In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch.).
On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative complaint in the Court of Chancery. On March 9, 2017, plaintiffs Girardi and Slingerland filed a consolidated putative derivative complaint in the Court of Chancery, purportedly on the Company’s behalf. The consolidated complaint names as defendants the Company’s chief executive officer and chief financial officer, as well as certain other individuals who served on the Company’s Board of Directors between 2012 and 2014, and seeks recovery from those individuals, not the Company. The complaint asserts that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that are alleged in the amended complaint in the Howard action, and for alleged trading in the Company's securities while in possession of material non-public information. The defendants have filed a motion to dismiss the complaint in its entirety. On November 27, 2017, the Court of Chancery granted the defendants’ motion to dismiss.

16.     Segment Information

Prior to the Company's quarterly report as of June 30, 2017, the Company provided operating results in one reportable segment. Effective as of June 30, 2017, the Company provides operating results in three reportable segments: GovDeals, Capital Assets Group (CAG), and Retail Supply Chain Group (RSCG). These three segments constitute 99% of the Company's revenue as of September 30, 2017, and each offers separately branded marketplaces to enable sellers to achieve channel marketing objectives to reach buyers. Across its segments, the Company offers its sellers two primary transaction models as well as a suite of services, and its revenues vary depending upon the models employed and the level of service required. This change in segment presentation does not affect consolidated statements of operations and comprehensive loss, balance sheets or statements of cash flows. A description of the reportable segments follows:

•
The GovDeals reportable segment provides self-service solutions in which sellers list their own assets, and it consists of marketplaces that enable local and state government entities including city, county and state agencies, as well as commercial businesses located in the United States and Canada to sell surplus and salvage assets. GovDeals also offers a suite of services to sellers that includes asset sales and marketing. This segment includes the Company's GovDeals.com and AuctionDeals.com marketplaces.

•
The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable federal government agencies as well as commercial businesses to sell surplus, salvage, and scrap assets. The assets that the company receives as the exclusive contractor of the DLA of the DoD are sold in this segment. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International, GoIndustry DoveBid, Government Liquidation, and Uncle Sam's Retail Outlet marketplaces.

•
The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell surplus and salvage consumer goods and retail capital assets. RSCG also offers a suite of services that includes returns management, asset recovery, and ecommerce services. This segment includes the Company's Liquidation.com, Liquidation.com DIRECT, and Secondipity marketplaces.

Corporate & Other primarily consists of the Company's TruckCenter and IronDirect operating segments that are not individually significant, as well as elimination adjustments. The TruckCenter business consisted of land-based, live auctions for fleet and transportation equipment. On January 30, 2017, the Company exited its TruckCenter land-based, live auction business in order to focus its time and resources on its ecommerce marketplace strategy. IronDirect offers buyers access to construction equipment, parts and services through a single ecommerce marketplace.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker ("CODM"), which is the Company's chief executive officer, with oversight by the Board of Directors. The Company reports segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM uses segment gross profit to evaluate the performance of each segment. Gross profit is calculated as total revenue less cost of goods sold and seller distributions.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth certain financial information for the Company's reportable segments.

	Year Ended September 30,
	2017	2016	2015
GovDeals:
Revenue	$—	$—	$—
Fee revenue	26,853	22,802	20,577
Total revenue	26,853	22,802	20,577
Gross profit	25,172	21,422	19,342
Depreciation and amortization	245	241	256
Other operating expenses	—	—	—

CAG:
Revenue	100,160	140,210	177,770
Fee revenue	44,971	51,555	34,178
Total revenue	145,131	191,765	211,949
Gross profit	71,934	109,373	135,829
Depreciation and amortization	1,222	1,837	2,107
Other operating expenses	465	—	84

RSCG:
Revenue	85,766	88,986	138,037
Fee revenue	9,265	5,232	23,776
Total revenue	95,032	94,218	161,813
Gross profit	30,050	29,903	46,656
Depreciation and amortization	1,134	974	1,372
Other operating expenses	—	—	145

Corporate & Other:
Revenue	2,644	4,632	(139)
Fee revenue	356	3,037	2,925
Total revenue	2,999	7,669	2,786
Gross profit	(2,666)	1,415	1,197
Depreciation and amortization	3,195	3,449	5,500
Other operating expenses	3,187	—	44

Consolidated:
Revenue	188,570	233,828	315,668
Fee revenue	81,445	82,626	81,457
Total revenue	270,015	316,454	397,125
Gross profit	124,490	162,113	203,023
Depreciation and amortization	5,796	6,502	9,235
Other operating expenses	$3,651	$—	$273

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation between the reportable segments and the Company's consolidated results:

	Year Ended September 30,
	2017	2016	2015
Reconciliation:
Total revenue	$270,015	$316,454	$397,125
Gross profit	124,490	162,113	203,023
Operating expenses	160,839	196,231	346,965
Other operating expenses	3,651	—	273
Interest (income) expense and other expense, net	(362)	(1,217)	171
(Benefit) provision for income taxes	(451)	27,025	(39,571)
Net loss	$(39,187)	$(59,926)	$(104,815)

Other operating expenses includes changes in the fair value of the Company's financial assets and business realignment expenses, which can be seen in more detail in Note 14.

See Note 5 in the Notes to the Consolidated Financial Statements for goodwill impairment information by segment.

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
	2017	2016	2015
United States	240,102	281,328	366,149
Rest of the world	29,913	35,126	30,976
Consolidated	$270,015	$316,454	$397,125

Total segment assets reconciled to consolidated amounts are as follows:

	September 30,	September 30,
	2017	2016
Segment Assets:
GovDeals	43,262	38,828
CAG	115,514	121,352
RSCG	39,766	—
Corporate & Other	16,687	99,929
Total Segment Assets:	215,229	260,109

As of September 30, 2016, the RSCG segment balance sheet was included within Corporate & Other because it was not practical for the Company to separate the RSCG and Corporate & Other balance sheets at that time. As of September 30, 2017, the RSCG and corporate balance sheets have been separated.

Total long-lived assets by geographic areas are presented as follows:

	September 30,	September 30,
	2017	2016
United States	16,142	14,159
Rest of the world	650	217
Consolidated	16,793	14,376

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Property and equipment, additions by segment are presented as follows:

	September 30,	September 30,
	2017	2016
GovDeals	223	242
CAG	938	39
RSCG	733	—
Corporate & Other	5,911	5,809
Consolidated	7,805	6,090

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

	Three months ended
	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017
	(in thousands, except share and per share data)
Revenue from operations	$65,875	$86,878	$85,188	$78,513	$70,796	$72,335	$65,520	$61,364
Loss before provision for income taxes from operations	$(7,351)	$(1,117)	$(141)	$(24,291)	$(8,294)	$(8,305)	$(8,573)	$(14,466)
Net loss from operations	$(5,197)	$(850)	$(124)	$(53,755)	$(8,397)	$(8,252)	$(8,614)	$(13,924)
Basic and diluted loss per common share	$(0.17)	$(0.03)	$0.00	$(1.75)	$(0.27)	$(0.26)	$(0.27)	$(0.44)
Basic and diluted weighted average shares outstanding	30,490,670	30,594,940	30,726,554	30,740,977	31,261,603	31,361,122	31,485,599	31,503,349

18. Subsequent Event
On October 11, 2017, the Defense Logistics Agency Disposition Services DLA published a Request for Technical Proposals (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The DLA is awarding two term contracts, each with a base term of two years and four one-year options to extend. One term contract will include all property west of the Mississippi River, including Alaska, Hawaii, and Guam. The other term contract will include all property east of the Mississippi River, including Puerto Rico and the U.S. Virgin Islands.

On December 5, 2017, the DLA has determined that the Company is not the apparent high bidder for either of the two contracts. Final contract awards are subject to a protest period and a pre-award survey by the DLA regarding the bidder’s ability to satisfactorily perform the work in accordance with their technical proposal submitted in step-one of the solicitation.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

LIQUIDITY SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2015	7,216	1,258	—	8,474
Year ended September 30, 2016	8,474	35,783	—	44,257
Year ended September 30, 2017	44,257	10,122	—	54,379
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2015	1,042	1,243	(1,814)	471
Year ended September 30, 2016	471	247	—	718
Year ended September 30, 2017	718	357	(407)	668
Inventory allowance (deducted from inventory)
Year ended September 30, 2015	1,723	(575)	(378)	770
Year ended September 30, 2016	770	2,709	(33)	3,446
Year ended September 30, 2017	3,446	10,381	(9,255)	4,572
EXHIBIT INDEX

Exhibit No.	Description
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

10.9.2	Severance Agreement and General Release between the Company and Gardner H. Dudley, dated September 25, 2017.
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

10.15
Supplemental Agreement No. 1 to Surplus Usable Property Sales Contract (Sales Contract Number 14-0091-0002), dated December 6, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2016.

10.16
Liquidity Services, Inc. Second Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 23, 2017.#

10.17	Form of Option Agreement, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2017.#
10.18	Form of Restricted Stock Unit Agreement, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2017.#
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2017 and 2016, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2017, (iii) Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended September 30, 2017, (iv) Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the period ended September 30, 2017, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2017, and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________
#     Designates management or compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 6, 2017.

LIQUIDITY SERVICES, INC.
By:	/s/ WILLIAM P. ANGRICK, III William P. Angrick, III Chairman of the Board of Directors and Chief Executive Officer
________________________________________________________________________________________________________________________
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
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 6, 2017.

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