Form 10-Q
period 2017-12-31
LIQUIDITY SERVICES INC
filed 2018-02-01
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission file number 0-51813

LIQUIDITY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2209244
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6931 Arlington Road, Suite 200, Bethesda, MD.	20814
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of January 29, 2018 was 31,935,263.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2017	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$96,766	$94,348
Accounts receivable, net of allowance for doubtful accounts of $685 and $668 at December 31, 2017 and September 30, 2017, respectively	7,442	11,598
Inventory	17,053	20,736
Prepaid taxes	2,517	2,466
Prepaid expenses and other current assets	4,878	9,774
Total current assets	128,656	138,922
Property and equipment, net	16,531	16,793
Intangible assets, net	425	427
Goodwill	45,466	45,388
Net deferred long-term tax assets	962	962
Other assets	12,809	12,737
Total assets	$204,849	$215,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,509	$13,099
Accrued expenses and other current liabilities	26,469	30,193
Distributions payable	2,388	3,081
Payables to sellers	25,377	24,383
Total current liabilities	65,743	70,756
Deferred taxes and other long-term liabilities	6,584	11,837
Total liabilities	72,327	82,593
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,889,679 shares issued and outstanding at December 31, 2017; 31,503,349 shares issued and outstanding at September 30, 2017	29	29
Additional paid-in capital	228,626	227,264
Accumulated other comprehensive loss	(6,482)	(6,431)
Retained earnings (accumulated deficit)	(89,651)	(88,226)
Total stockholders’ equity	132,522	132,636
Total liabilities and stockholders’ equity	$204,849	$215,229

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2017	2016
Revenue	$40,280	$47,980
Fee revenue	20,863	22,816
Total revenue	61,143	70,796
Costs and expenses from operations:
Cost of goods sold	27,631	32,271
Seller distributions	3,312	4,548
Technology and operations	18,100	21,892
Sales and marketing	8,310	9,987
General and administrative	7,572	9,857
Depreciation and amortization	1,211	1,429
Other operating expenses (income)	1,459	(928)
Total costs and expenses	67,595	79,056
Loss from operations	(6,452)	(8,260)
Interest and other (income) expense, net	(425)	34
Loss before provision for income taxes	(6,027)	(8,294)
(Benefit) provision for income taxes	(4,815)	103
Net loss	$(1,212)	$(8,397)
Basic and diluted loss per common share	$(0.04)	$(0.27)
Basic and diluted weighted average shares outstanding	31,876,603	31,261,603

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended December 31,
	2017	2016
Net loss	$(1,212)	$(8,397)
Other comprehensive income (loss):
Foreign currency translation	(51)	(639)
Other comprehensive loss, net of taxes	(51)	(639)
Comprehensive loss	$(1,263)	$(9,036)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended December 31,
	2017	2016
Operating activities
Net loss	$(1,212)	$(8,397)
Adjustments to reconcile net loss to net cash (used) provided by operating activities:
Depreciation and amortization	1,211	1,429
Stock compensation expense	930	2,500
Adjustment related to the adoption of ASU 2016-09	(113)	—
Provision for inventory allowance	1,841	715
Provision for doubtful accounts	16	84
Deferred tax benefit	(5,017)	—
Change in fair value of financial instruments	110	(928)
Changes in operating assets and liabilities:
Accounts receivable	4,140	(440)
Inventory	1,842	151
Prepaid and deferred taxes	(51)	(9)
Prepaid expenses and other assets	4,714	773
Accounts payable	(1,590)	(552)
Accrued expenses and other current liabilities	(3,549)	(2,922)
Distributions payable	(693)	2,967
Payables to sellers	995	(11)
Other liabilities	(78)	(381)
Net cash provided (used) by operating activities	3,496	(5,021)
Investing activities
Increase in intangibles	(18)	(7)
Purchases of property and equipment, including capitalized software	(948)	(2,321)
Net cash used in investing activities	(966)	(2,328)
Financing activities
Proceeds from exercise of common stock options (net of tax)	—	32
Net cash provided by financing activities	—	32
Effect of exchange rate differences on cash and cash equivalents	(112)	(282)
Net increase (decrease) in cash and cash equivalents	2,418	(7,599)
Cash and cash equivalents at beginning of period	94,348	134,513
Cash and cash equivalents at end of period	$96,766	$126,914
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$251	$(209)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

Liquidity Services (the “Company”) operates a network of leading ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's broad range of services include program management, valuation, asset management, reconciliation, Return to Vendor ("RTV") and Returns Management Authorization ("RMA"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, and compliance and risk mitigation, as well as self-service tools. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.unclesamsretailoutlet.com, www.irondirect.com, and www.auctiondeals.com. The Company has over 10,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. The Company has three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals. See Note 13 in the Notes to the Consolidated Financial Statements for Segment Information.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet, the effect of general business and economic trends, the Company's susceptibility to rapid technological change, actual and potential competition by entities with greater financial and other resources than the Company, and the potential for the U.S. Government agencies or the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus or scrap assets or to otherwise terminate or elect not to renew their contracts with the Company.

The Company has evaluated subsequent events through the date that these financial statements were issued and filed with the Securities and Exchange Commission.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018 or for any future period.

New Accounting Pronouncements

Accounting Standards Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election for forfeitures. As part of the new guidance:

•	Excess tax benefits or deficiencies arising from share-based awards are reflected in the condensed consolidated statements of operations as income tax expense rather than within stockholders’ equity.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

•	Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity.

•
A forfeiture election will be made to either estimate forfeitures (similar to the requirement in effect prior to adoption of the update) or recognize actual forfeitures as they occur. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative effect adjustment recorded to retained earnings as of the beginning of the period of adoption.

•
Statutory tax withholding requirements for employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations are broadened to allow for a range of withholding from the minimum to the maximum statutory allowable amounts.

The Company has adopted the remaining provisions as follows:

•	Excess tax benefits arising from share-based awards are reflected within the consolidated statements of operations as income tax expense; adopted prospectively, with no impact to prior year amounts;

•	Excess tax benefits are presented as an operating activity on the statement of cash flows; adopted prospectively.

The Company adopted this guidance during the first quarter of fiscal 2018. As part of its adoption of ASU 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of fiscal 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to retained earnings as of October 1, 2017 of approximately $0.2 million.

Accounting Standards Not Yet Adopted

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance will become effective for the Company beginning on October 1, 2018. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not expect the adoption of this standard to have a material effect upon the consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. During fiscal year ended September 30, 2017, the Company initiated a formal project to assess the new standard, which is being completed in phases: the assessment phase followed by the implementation phase. The Company has completed the assessment phase of its project. The assessment phase consisted of reviewing a representative sample of contracts, discussions with key stakeholders, and cataloging potential impacts on the Company’s accounting policies, financial statements, and systems and processes. The implementation team has apprised both management and the audit committee of project status on a recurring basis. The Company is continuing to evaluate the accounting impacts, and has identified some areas of the accounting guidance which will require more detailed analysis, including the principal-agent guidance, the transfer of control guidance, and the guidance on when certain services that the Company provides would be considered separate performance obligations. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this could change as the Company finalizes the implementation of the new standard. The Company does not yet know and cannot reasonably estimate the quantitative impact on the consolidated financial statements. This guidance will become effective for the Company beginning October 1, 2018, which is when the Company must adopt. The Company intends to adopt the new standard on a modified retrospective basis. This determination is subject to change based on finalization of the Company's implementation work.
In February 2016, the FASB issued ASU 2016-2, Leases. ASU 2016-02 will change the way the Company recognizes its leased assets. ASU 2016-2 will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-2 will also require

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The standard will be effective for the Company beginning on October 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). Under ASU 2017-04 the entity is required to perform its annual or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity is required to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for the Company beginning on October 1, 2020. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

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

Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million five-year interest bearing promissory note to the Company. Of the $12.3 million, $2.5 million has been repaid. Of the remaining $9.8 million, $8.3 million is recorded in Other assets, and $1.5 million in Prepaid expenses and other current assets as of December 31, 2017.

Risk Associated with Certain Concentrations

The Company does not perform credit evaluations for the majority of its buyers. However, substantially all sales are recorded subsequent to payment authorization being received. As a result, the Company is not subject to significant collection risk, as most goods are not shipped before payment is received.

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in cash in the consolidated financial statements. The Company releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business. The amount of cash held on behalf of the sellers is recorded as Payables to sellers in the accompanying Consolidated Balance Sheets.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks over FDIC limits, and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

During the quarter ended December 31, 2017, the Company had two material vendor contracts with the Department of Defense (DoD) under which it acquired, managed and sold government property, the Surplus contract and the Scrap contract. Revenue from the sale of property acquired, as well as provision of services, under the Surplus Contract accounted for 26.5% and 29.9% of the Company's consolidated revenue for the quarters ended December 31, 2017 and 2016, respectively. Revenue from the sale of property acquired under the Scrap contract accounted for approximately 8.4% and 10.0% of the Company's

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

total revenue for the quarters ended December 31, 2017 and 2016, respectively. These contracts are included within the Company's CAG segment.

Additionally, the Company has a vendor contract with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under this contract represented approximately 19.4% and 17.8% of cost of goods sold for the quarters ended December 31, 2017 and 2016, respectively. This contract is included within the Company's RSCG segment.

Earnings per Share

The Company calculates net income (loss) per share in accordance with FASB Topic 260 Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock units. Diluted net income (loss) per share (“EPS”) reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and unvested restricted stock units. The dilutive effect of unexercised stock options and unvested restricted stock units was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, and the amount of compensation cost for future service not yet recognized by the Company are assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock units are not included in the computation of diluted net income (loss) per share when they are antidilutive.

For the three months ended December 31, 2017 and 2016, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive.  See Note 7 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive for the three months ended December 31, 2017 and 2016.

The following summarizes the basic and diluted loss per share:

	Three Months Ended December 31,
	2017	2016
	(Unaudited) (dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average common shares outstanding	31,876,603	31,261,603
Treasury stock effect of options and restricted stock	—	—

Diluted weighted average common shares outstanding	31,876,603	31,261,603

Net loss	$(1,212)	$(8,397)
Basic and diluted loss per common share	$(0.04)	$(0.27)

Stock-Based Compensation

The Company estimates the fair value of share-based awards on the date of grant. The Company issues stock options and stock appreciation rights with restrictions that lapse upon either the passage of time (service vesting conditions), the achievement of performance targets (performance vesting conditions), or some combination thereof. In addition, the Company issues stock options that vest upon the achievement of certain Company stock price targets (market vesting conditions). The fair value of stock options and stock appreciation rights with service and/or performance vesting conditions is determined using the Black-Scholes option-pricing model. For those stock options with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For stock options with both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company issues restricted stock units with service vesting conditions, performance vesting conditions, and market vesting conditions, or some combination thereof. For those restricted stock units with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For restricted stock units with both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period when it is probable the performance condition will be met. The fair value of restricted stock units with service vesting and/or performance vesting is based on the closing price of the Company’s common stock on the date of grant.

For the Company's stock options and restricted stock units with market vesting conditions, the ultimate number of shares to be earned depends on the Company's total shareholder return during the performance period. The fair value of these stock options and restricted stock units is estimated on the grant date using a Monte Carlo simulation model. The Company recognizes compensation cost for stock options and restricted stock units with market vesting conditions over the derived service period.

The determination of the fair value of the Company’s stock options and stock appreciation rights with service and performance vesting conditions is based on a variety of factors including, but not limited to, the Company’s common stock price on the date of grant, expected stock price volatility over the expected life of units, and actual and projected exercise behavior. The determination of the fair value of the Company’s stock options and restricted stock units with service and market vesting conditions is based on a variety of factors including, but not limited to, the Company’s common stock price on the grant date, expected stock price volatility, risk free interest rate, dividend yield, and projected exercise behavior.

Upon adoption of ASU 2016-09, beginning in the first quarter of fiscal 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to retained earnings as of October 1, 2017, of $0.2 million.

Stock options and restricted stock units that contain performance vesting or market vesting conditions are excluded, diluted earnings per share computations until the contingency is met as of the end of that reporting period.

The Company presents the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as an operating activity in the Consolidated Statements of Cash Flows.

3.	Significant Contracts

The Company has two material vendor contracts with the DoD, the Surplus Contract and the Scrap Contract. Under the Surplus Contract the Company is the remarketer of substantially all Department of Defense (DoD) non-rolling stock surplus turned into the Defense Logistics Agency Disposition Services (DLA), and available for sale within the United States, Puerto Rico, and Guam. The Surplus Contract requires the Company to purchase all usable surplus property offered to the Company by the DoD at a fixed percentage of the DoD's original acquisition value (OAV). This fixed percentage is 4.35%. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD for the inventory that has not been paid for in the amount of $7.5 million and $6.8 million as of December 31, 2017 and September 30, 2017, respectively.

On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two term contracts. On December 5, 2017, the DLA determined that the Company was not the high bidder for either of the two contracts. The Company made its final inventory purchase under the Surplus Contract during December 2017, and is currently in the process of winding down the Surplus Contract. The wind-down is expected to be completed within fiscal 2018.

Revenue from the Surplus Contract accounted for 26.5% and 29.9% of the Company's consolidated revenue for the quarters ended December 31, 2017 and 2016, respectively.
Under the Scrap Contract, the Company is the remarketer of all DoD non-electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.
The Scrap contract was awarded to the Company in April 2016. The Scrap Contract has a 36-month base term that commenced in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. The base

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

period of the Scrap contract will expire on September 30, 2019. The Company pays a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bears all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company. The Company commenced operations under this contract in the quarter ended December 31, 2016.

Revenue from the Scrap contract accounted for approximately 8.4% and 10.0% of the Company's consolidated revenue for the quarters ended December 31, 2017 and 2016, respectively.

4.    Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following table presents goodwill balances and foreign currency translation adjustments to those balances during the three months ended December 31, 2017:

Goodwill (in thousands)	CAG	GovDeals	Total
Balance at September 30, 2017	21,657	23,731	45,388
Translation adjustments	78	—	78
Balance at December 31, 2017	$21,735	$23,731	$45,466

As part of the Company's fiscal year 2017 annual goodwill impairment assessment, the Company believed that certain events required performing a step one evaluation of goodwill to identify potential impairment. After performing the step one test, the Company concluded its remaining reporting units with goodwill had fair values as of July 1, 2017, that substantially exceeded their respective book values. During the three months ended December 31, 2017, the Company did not identify any indicators of impairment that required performing a step one evaluation.

5.    Intangible Assets

The components of identifiable intangible assets as of December 31, 2017 and September 30, 2017 are as follows:

		December 31, 2017			September 30, 2017
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Patent and trademarks	3 - 10	959	(534)	425	943	(516)	427
Total intangible assets		$959	$(534)	$425	$943	$(516)	$427

Future expected amortization of intangible assets at December 31, 2017 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2018 Remaining nine months	$58
2019	71
2020	69
2021	58
2022 and thereafter	169
Total	$425

Intangible assets amortization expense was approximately $0.02 million and $0.3 million for the three months ended December 31, 2017 and 2016, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

6.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law. The Act reduces the corporate tax rate from 35% to 21%. During the three months ending December 31, 2017, the Company revised its estimated annual effective tax rate to reflect this change in the statutory rate. The rate change is administratively effective at the beginning of the Company's 2018 fiscal year, using a blended rate of 24.53%. At December 31, 2017, the Company had not yet completed its accounting for the tax effects of enactment of the Act; however, in certain cases the Company has made a reasonable estimate of the Act's effects. The Company recognized a tax benefit of $3.5 million for the period ended December 31, 2017 as a result of adjusting its deferred tax balance to reflect the new corporate tax rate. In addition, the Act makes the alternative minimum tax (“AMT”) credit refundable in tax years beginning after 2017 and before 2022. As a result of this change, the Company reduced its valuation allowance on its AMT credits and recognized an income tax benefit of $1.7 million.

The effect of the international provisions of the Act, which establish a territorial tax system and subjects certain foreign earnings on which US tax is currently deferred to a one-time transition tax, is uncertain. Based on a preliminary analysis, the Company has not recorded any provisional amounts in its financial statements for the three months ending December 31, 2017.

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first quarter of fiscal year 2018 and its corresponding effective tax rate is approximately -5.8% before recognition of a $5.2 million tax benefit for the adjustment to its deferred tax balance and reduction to its valuation allowance on AMT credits resulting from changes to the tax law.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. The Company identified no new uncertain tax positions during the three months ended December 31, 2017. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. Currently, the Company has open federal and state income tax examinations for fiscal years 2012 through 2015. The Company anticipates no material tax liability will arise from these examinations. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2013 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2013 may be adjusted upon examination by tax authorities if they are utilized.

7.	Stockholders’ Equity

Share Repurchase Program

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time, and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the three months ended December 31, 2017 or 2016. As of December 31, 2017, the Company may repurchase an additional $10.1 million in shares under this program.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

 The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights with restrictions that lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination of these conditions. For those stock appreciation rights with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards subject to both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance vesting condition will be met. The stock appreciation rights that include only service vesting conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Cash-Settled Stock Appreciation Rights

During the three months ended December 31, 2017, the Company did not issue any cash-settled stock appreciation rights. During the three months ended December 31, 2017, 94,957 cash-settled stock appreciation rights were forfeited. During fiscal year 2017, the Company issued 218,550 cash-settled stock appreciation rights at the price of $10.30, and 234,313 cash-settled stock appreciation rights were forfeited. Cash-settled stock appreciation rights are recorded as liability awards.

Stock Option Activity

A summary of the Company’s stock option activity for the three months ended December 31, 2017 and year ended September 30, 2017 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2016	1,708,487	$13.91
Options granted	232,845	9.18
Options exercised	(12,421)	7.41
Options canceled	(223,938)	13.00
Options outstanding at September 30, 2017	1,704,973	13.43
Options granted	531,300	4.65
Options exercised	—	—
Options canceled	(225,516)	12.39
Options outstanding at December 31, 2017	2,010,757	11.23
Options exercisable at December 31, 2017	1,109,171	15.30

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at December 31, 2017 is approximately $0.1 million and 6.53 years, and zero and 5.43 years, respectively, based on a stock price per share of $4.85 on December 31, 2017.  Over the last three years, volatility rates have ranged from 51.49% to 77.92%, the dividend rate has been 0%, risk free interest rates have ranged from 0.26% to 2.17% and expected forfeiture rates have ranged from 21.38% to 23.54%. Upon adoption of ASU 2016-09, beginning in the first quarter of fiscal 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Restricted Share Activity

A summary of the Company’s restricted share activity for the three months ended December 31, 2017 and year ended September 30, 2017 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2016	2,661,245	$9.34
Restricted shares granted	849,352	8.78
Restricted shares vested	(748,266)	11.04
Restricted shares canceled	(571,900)	9.81
Unvested restricted shares at September 30, 2017	2,190,431	8.42
Restricted shares granted	77,600	3.66
Restricted shares vested	(386,330)	9.19
Restricted shares canceled	(280,997)	10.18
Unvested restricted shares at December 31, 2017	1,600,704	7.70

The intrinsic value and weighted average remaining contractual life in years of unvested restricted stock units at December 31, 2017 was approximately $7.8 million and 8.37 years, respectively, based on a stock price per share of $4.85 on December 31, 2017.

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

As of December 31, 2017, and September 30, 2017, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of December 31, 2017, and September 30, 2017, the Company had financial assets that are measured at fair value and are classified as Level 3 assets within the fair value hierarchy. The Company has elected to record the financial assets using the fair value option under ASC 825, Financial Instruments. These financial assets represent the value of rights the Company holds from its participation in certain principal transactions in the Company's commercial business, where a third-party partner owns the underlying assets to be sold, and the Company has contributed funds to the partner towards purchasing those underlying assets. These assets are included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The changes in financial assets measured at fair value for which the Company has used Level 3 inputs to determine fair value for the quarter ended December 31, 2017 are as follows ($ in thousands):

Level 3 Assets

Balance at September 30, 2017	$491
Acquisition of financial assets	—
Settlements	(375)
Change in fair value of financial assets	(110)
Balance at December 31, 2017	$6

During the three months ended December 31, 2017, the Company recognized a loss of approximately $0.1 million on its financial assets.

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

The net periodic benefit recognized for the three months ended December 31, 2017 and 2016 included the following components:

	Three Months Ended December 31,
Qualified Defined Benefit Pension Plan	2017	2016
	(dollars in thousands)
Service cost	$—	$—
Interest cost	166	144
Expected return on plan assets	(252)	(204)
Settlement cost	(4)	—
Total net periodic (benefit)	$(90)	$(60)

10.	Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry (the "Subsidiary") and the Trustees (the “Trustees”) of the Henry Butcher Pension Fund and Life Assurance Scheme (the ‘‘Scheme’’). Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.  The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. As of December 31, 2017, the Company's Plan assets exceeded Plan liabilities by approximately $2.0 million. As of September 30, 2017, the Company's Plan assets exceeded Plan liabilities by approximately $1.9 million. The funded status of the Scheme as of September 30, 2017, was disclosed in Note 12, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

11. Business Realignment expenses
During the fourth quarter of fiscal year 2017, the Company began to restructure its CAG business.  The restructuring plan resulted in a reduction in force across a number of departments, including Sales, Marketing and Operations in both the US and in Europe.  Severance costs associated with this restructuring amounted to $0.6 million.  In addition, the restructuring plan calls

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

for the closure of several offices and legal entities in Europe.  Legal and administrative costs associated with the restructuring amounted to $0.1 million. The Company continued to implement its CAG cost cutting initiatives during the first quarter of fiscal 2018. In addition, as discussed in Note 3 - Significant Contracts, the Company was not the high bidder for the new Surplus contracts, and therefore will be winding down operations of the Surplus Contract over the remainder of fiscal 2018. As a result, the Company recognized an additional $0.9 million in restructuring costs, $0.5 million of which related to severance and occupancy cost as a result of the loss of the Surplus Contract. Restructuring costs associated with the restructuring plan were recognized within the other operating expense (income) line item in the consolidated statement of operations. These amounts are presented within the table below.
In connection with the restructuring of its CAG business, on September 25, 2017 the Company entered into a Severance Agreement and General Release (the "Severance Agreement") with the President of the Capital Assets Group. Pursuant to the terms of the Severance Agreement, the Company provided a severance package to the executive in the amount of $0.3 million. This activity is included within employee severance and benefit costs in the table below.
During fiscal year 2017, the Company reorganized its IronDirect business. As a result, the Company recorded approximately $0.9 million of net expense related to the impairment of long-lived assets associated with the IronDirect business, as well as a fair value adjustment. The impairment was comprised of $1.2 million of impairment of contract intangibles, and $0.6 million of impairment of fixed assets. This expense was netted with a $0.9 million reversal of an earn-out liability. In addition to these impairments, and the restructuring of its IronDirect business model, the Company entered into a Severance Agreement and General Release with the previous President of IronDirect. As a result, the Company incurred severance costs of approximately $0.1 million, which is included within employee severance and benefit costs in the table below.
On June 16, 2017, the Company entered into a sub-lease agreement for 18,412 square feet of office space at 6931 Arlington Road, Bethesda, Maryland. The sub-lease commenced September 29, 2017, and will expire April 30, 2023. On the sub-lease commencement date, the Company relocated its headquarters previously located at 1920 L Street NW, Washington DC, to the new Bethesda location. The Company ceased using the previous location as of September 30, 2017 and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017, under the Other operating expenses line item. During the three months ended December 31, 2017, the Company paid down the cease-use charge in the amount of approximately $0.3 million. This activity is presented under occupancy cost in the table below.
During the first quarter of fiscal 2018, the Company recognized an additional $0.5 million in severance cost primarily related to the restructuring of its Corporate IT department. This is recorded within the Corporate & Other line item below. This cost is in addition to the $0.9 million of severance cost described in the first paragraph of this Note 11.
The table below sets forth the significant components and activity in the liability for business realignment initiatives during the quarter ended December 31, 2017, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2017	Business Realignment Expenses	Cash Payments	Liability Balance at December 31, 2017
Employee severance and benefit costs:
CAG	793	751	(207)	1,337
Corporate & Other	399	474	(737)	136
Total employee severance and benefit costs	$1,192	$1,225	$(944)	$1,473
Occupancy costs:
CAG	—	94	(55)	39
Corporate & Other	1,988	28	(331)	1,685
Total occupancy costs	$1,988	$122	$(386)	$1,724
Total business realignment	$3,180	$1,347	$(1,330)	$3,197
The $1.3 million in employee severance and occupancy cost per the table above is recorded in Other operating expenses (income) in the Consolidated Statements of Operations. Of this $1.3 million in cost, approximately $0.2 million is associated with general and administrative, $0.2 million with sales and marketing, and $0.9 million with technology and operations activities.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company expects that the majority of the remaining liability balance at December 31, 2017, of approximately $3.2 million will be paid during fiscal year 2018, with the remainder in fiscal year 2019.

12.      Legal Proceedings

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D.D.C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company’s common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company’s retail division were not dismissed. On May 16, 2016, the Company answered the amended complaint. Plaintiffs’ class certification was granted on September 6, 2017. The scheduling order in this action requires that fact discovery be completed by April 9, 2018, and that expert discovery be completed by October 1, 2018.

The Company believes the allegations in the amended complaint are without merit and cannot estimate a range of potential liability, if any, at this time.

In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch.).

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative complaint in the Court of Chancery. On March 9, 2017, plaintiffs Girardi and Slingerland filed a consolidated putative derivative complaint in the Court of Chancery, purportedly on the Company’s behalf. The consolidated complaint names as defendants the Company’s chief executive officer and chief financial officer, as well as certain other individuals who served on the Company’s Board of Directors between 2012 and 2014, and seeks recovery from those individuals, not from us. The complaint asserts that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that are alleged in the amended complaint in the Howard action, and for alleged trading in Company securities while in possession of material non-public information. On November 27, 2017, the Court of Chancery granted the defendants’ motion to dismiss.

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent the Company a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. The Company acknowledged the Shareholder Demand on January 22, 2018. The Company’s Board of Directors has delegated evaluation of the Shareholder Demand to the Audit Committee of the Board of Directors.

13.     Segment Information

The Company provides operating results in three reportable segments: GovDeals, Capital Assets Group (CAG), and Retail Supply Chain Group (RSCG). These three segments constitute 97% of the Company's revenue as of December 31, 2017, and each offers separately branded marketplaces to enable sellers to achieve channel marketing objectives to reach buyers. Across its segments, the Company offers its sellers two primary transaction models as well as a suite of services, and our revenues vary depending upon the models employed and the level of service required. A description of the reportable segments follows:

•
The GovDeals reportable segment provides self-service solutions in which sellers list their assets for sale without relying on our services, and it consists of marketplaces that enable local and state government entities including city, county and state agencies, as well as commercial businesses located in the United States and Canada to sell

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

surplus and salvage assets. GovDeals also offers a suite of services that includes asset sales and marketing services. This segment includes the Company's GovDeals.com and AuctionDeals.com marketplaces.

•
The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable federal government agencies as well as commercial businesses to sell surplus, salvage, and scrap assets. The assets that the Company receives as the exclusive contractor of the Defense Logistics Agency of the Department of Defense (DoD) are sold in this segment. CAG also offers a suite of services that includes surplus management, asset valuation, and asset sales and marketing services. Commercial sellers are located worldwide. This segment includes the Company's Network International, GoIndustry DoveBid, Government Liquidation, and Uncle Sam's Retail Outlet marketplaces.

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

Corporate & Other primarily consists of the Company's TruckCenter and IronDirect operating segments which are not individually significant, as well as elimination adjustments. The TruckCenter business consisted of land-based, live auctions for fleet and transportation equipment. On January 30, 2017, the Company exited the TruckCenter land-based, live auction business in order to focus its time and resources on its ecommerce marketplace strategy. IronDirect offers buyers access to construction equipment, parts and services through a single ecommerce marketplace.

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

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended December 31,
	2017	2016
GovDeals:
Revenue	$7,040	$5,813
Gross profit	$6,543	$5,438

CAG:
Revenue	$32,063	$42,506
Gross profit	$17,603	$21,202

RSCG:
Revenue	$20,485	$21,411
Gross profit	$6,728	$7,002

Corporate & Other:
Revenue	$1,555	$1,065
Gross profit	$(675)	$335

Consolidated:
Revenue	$61,143	$70,796
Gross profit	$30,199	$33,977

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The following table presents a reconciliation between the reportable segments and the Company's consolidated results:

	Three months ended December 31,
	2017	2016
Reconciliation:
Revenue	$61,143	$70,796
Gross profit	30,199	33,977
Operating Expenses	36,651	42,237
Interest and other (income) expense, net	(425)	34
(Benefit) provision for income taxes	(4,815)	103
Net loss	$(1,212)	$(8,397)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the year ended September 30, 2017 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

About us. We manage, value, and sell inventory and equipment for business and government clients by operating a network of leading ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, Return to Vendor ("RTV") and Returns Management Authorization ("RMA"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, and compliance and risk mitigation, as well as self-service tools. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.unclesamsretailoutlet.com, www.irondirect.com, and www.auctiondeals.com. We have over 10,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. We have three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals. See Note 13 in the Notes to the Consolidated Financial Statements for Segment Information.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended December 31, 2017, the number of registered buyers grew from 3,018,000 to 3,209,000, or approximately 6.0%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models.

•
Purchase model.  Under our purchase transaction model, we recognize revenue from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our vendors either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor, and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. Also included in the proceeds paid by buyers are transaction fees charged to the buyers, referred to as buyer premiums. Revenue from our purchase transaction model accounted for approximately 65.9% of our total revenue for the three months ended December 31, 2017. Included in these amounts is revenue earned from the sale of property obtained under the Scrap Contract, where the price we pay the Defense Logistics Agency Disposition Services (DLA) of the Department of Defense (DoD) for the property purchased is based on a revenue share model, and which accounted for approximately 8.4% of our total revenue for the three months ended December 31, 2017. The merchandise sold under our purchase transaction model accounted for approximately 24.7% of our gross merchandise volume, which is the total sales value of all merchandise sold through our marketplaces during a given period, for the three months ended December 31, 2017. The revenue from our purchase transaction model is recognized within the Revenue line item on the Consolidated Statements of Operations.

•
Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. This commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. In addition to the seller commissions, we also collect transaction fees charged to buyers, referred to as buyer premiums. Revenue from our consignment model accounted for approximately 29.1% of our total revenue for the three months ended December 31, 2017. The merchandise sold under our consignment model accounted for approximately 75.3% of our GMV for the three months ended December 31, 2017. The revenue from our consignment transaction model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations.

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

Our Vendor Agreements

Our DoD agreements.  We have two vendor contracts with the DoD pursuant to which we acquire, manage and sell excess property.

•Surplus Contract.  The Surplus Contract is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires us to purchase substantially all usable non-rolling stock surplus property offered by the DoD at 4.35% of the DoD’s original acquisition value (OAV). The current Surplus Contract, which is the third such contract awarded to us since 2001, became effective in December 2014, covers only non-rolling stock and has a base term of two years with four one-year options to extend. The prior, or second, Surplus contract required us to purchase substantially all rolling and non-rolling usable surplus property offered by the DoD at 1.8% of the DoD’s OAV; the wind-down period under the second Surplus contract was in effect until January 2017 to allow for the continued processing of usable recycling control point non-rolling stock surplus property. The initial two-year base period of the current Surplus contract ended in December 2016 and was extended through December 14, 2017. Transactions under this contract follow the purchase transaction model described above. This contract is included within our CAG segment.

On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two term contracts. On December 5, 2017, the DLA determined that we were not the high bidder for either of the two contracts. We made our final inventory purchase under the Surplus Contract during December 2017, and we are currently in the process of winding down the Surplus Contract. The Surplus Contract accounted for $74.6 million, or 27.6% of revenue in fiscal year 2017, $21.1 million or 29.9% of revenue in the first quarter of fiscal 2017, and $16.2 million or 26.5% of revenue in the first quarter of fiscal 2018. We expect revenue to continue to decline further in the second and third quarters of fiscal 2018, and no further revenue from this contract in future periods. The property sold under the Surplus Contract accounted for approximately 8.9% and 9.9% of our GMV for the three months ended December 31, 2017 and 2016.

In regards to the impact on our profitability resulting from the Surplus contract revenue change noted above, we anticipate the lost profits will be offset by benefits from the reorganization and realignment efforts in fiscal 2017 and Q1-FY18 (see Note 11 Business realignment expenses). The reorganization efforts in our CAG commercial business and Corporate functions are expected to generate a benefit during FY18 and beyond, which combined with the 2017 realignments of our Truckcenter and Iron Direct businesses, are expected to offset the impact of the DoD Surplus contract.

We recorded approximately $0.5 million of severance and occupancy cost during the first quarter of fiscal 2018, as a result of the restructuring and realignment efforts undertaken due to the loss of the Surplus Contract. The wind-down is expected to be completed within fiscal 2018.

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

Resale of scrap property that we purchased under the Scrap Contract accounted for 8.4% and 10.0% of our revenue, and 3.3%, and 4.5% of our GMV for the three months ended December 31, 2017 and 2016, respectively. This contract is included within our CAG segment.

Our commercial agreements. We have a vendor contract with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 19.4%, and 17.8% of cost of goods sold for the three months ended December 31, 2017 and 2016, respectively. This contract is included within our RSCG segment.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold through our marketplaces during a given period. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplaces during the three months ended December 31, 2017 and 2016 totaled $155.4 million and $159.7 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2017 and September 30, 2017, we had 3,209,000 and 3,171,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2017 and 2016, 519,000 and 544,000 total auction participants participated in auctions on our marketplaces, respectively.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2017 and 2016, we completed 122,280 and 129,000 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest and other (income) expense, net; provision for income taxes; and depreciation and amortization. Interest and other (income) expense, net, can include nonoperating gains and losses, such as from foreign currency fluctuations and disposals of fixed assets. Our definition of adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, disposition expenses, and goodwill and long-lived asset impairment.

We believe EBITDA and adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•
Depreciation and amortization expense primarily relates to property and equipment, and the amortization of intangible assets. These expenses are non-cash charges that have fluctuated significantly over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

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

The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended December 31,
	2017	2016
	(In thousands) (Unaudited)
Net loss	$(1,212)	$(8,397)
Interest and other (income) expense, net	(425)	34
(Benefit) provision for income taxes	(4,815)	103
Depreciation and amortization	1,211	1,429
EBITDA	(5,241)	(6,831)
Stock compensation expense	930	2,500
Business realignment expenses*	1,349	—
Adjusted EBITDA	$(2,962)	$(4,331)
* Business realignment expenses, which are excluded from Adjusted EBITDA, are included in Other operating expenses (income) on the Statement of Operations. See Note 11 to Notes to Consolidated Financial Statements for further detail.

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

The amount of our revenue that was generated outside of the U.S. for the three months ended December 31, 2017 and 2016 was 13.4% and 13.3%, respectively.

Inventory.  Inventory consists of products available for sale and is valued at net realizable value.  This valuation requires us to make judgments based on currently available information about expected recoverable value.

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

A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) its performance is reviewed by management. During fiscal year 2016 we concluded we had five reporting units-RSCG, CAG, GovDeals, TruckCenter, and IronDirect. On January 30, 2017, we decided to exit certain TruckCenter operations in order to focus our time and resources on our ecommerce marketplace strategy. As a result, as of December 31, 2017, we have four reporting units. We will continue to sell trucks and related equipment through our other ecommerce marketplaces.

As part of our fiscal year 2017 annual impairment assessment performed as of July 1, 2017, we believed that certain events required performing a step one evaluation of goodwill to identify potential impairment. As a result of the step one test, we determined that our reporting units with goodwill had fair values as of September 30, 2017, that substantially exceeded their respective book values.

During the three months ended December 31, 2017, we did not identify any indicators of impairment.

     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $45.9 million at December 31, 2017. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

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

On the basis of the evaluation, we recorded a charge of $10.1 million to our valuation allowance during the fiscal year ended September 30, 2017. During the three months ended December 31, 2017, we recorded a reduction to our valuation allowance of $10.3 million. The reduction is comprised of $10.3 million for the re-measurement of deferred tax assets at the newly enacted tax rate and $1.7 million for the recognition of tax credits resulting from the repeal of the alternative minimum tax, netted against a charge of $1.7 million of net operating losses generated in the first quarter.

We apply the authoritative guidance related to accounting for uncertainty in income taxes. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During the three months ended December 31, 2017, we did not identify new uncertain tax benefits.

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

Stock-based compensation.  We recognize all share-based payments to employees, including grants of employee stock options, in the statements of operations based on their estimated fair values. We use the Black-Scholes option pricing model as well as a Monte Carlo simulation to estimate the fair values of certain share-based payments.

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

Technology and operations.  Technology expenses consist primarily of the cost of technical staff who develop, deploy, and maintain our marketplaces and corporate infrastructure. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne platform. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350. As such, we are capitalizing certain development costs associated with our LiquidityOne platform. At the end of the first quarter of fiscal 2017, we determined that a seller and buyer management module of the LiquidityOne platform was ready for its intended use. As such, we began amortizing the associated capitalized costs during the second quarter of fiscal year 2017. During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. As such, we determined that additional modules of the LiquidityOne platform were ready for their intended use, and began amortizing the associated capitalized costs during the fourth quarter of fiscal year 2017. During the first quarter of fiscal 2018, we completed development of our new Return to Vendor ("RTV") module of the LiquidityOne platform, and began amortizing the associated capitalized costs during the quarter.
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

Other operating expenses (income). Other operating expenses (income) includes the change in fair value of financial assets and liabilities, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other (income) expense, net.  Interest and other (income) expense, net, consists of interest income on the note receivable related to the sale of the Jacobs Trading business, impacts of foreign currency fluctuations, and gains and losses on the sale of fixed assets.

Income taxes.  For interim income tax reporting, the Company estimates its annual effective tax rate and applies this effective tax rate to its year to date pre-tax (loss) income.  The Company’s effective income tax rate before discrete items was -5.8% for the three months ended December 31, 2017. The 2018 effective tax rate differed from the statutory federal rate of 24.53% primarily as a result of the valuation allowance charge for fiscal 2017 and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue:

	Three Months Ended December 31,
	2017	2016
Revenue	100.0%	100.0%
Costs and expenses from operations:
Cost of goods sold	45.2	45.7
Seller distributions	5.4	6.4
Technology and operations	29.6	30.9
Sales and marketing	13.6	14.1
General and administrative	12.4	13.9
Depreciation and amortization	2.0	2.0
Other operating expenses (income)	2.4	(1.3)
Total costs and expenses	110.6	111.7
Loss from operations	(10.6)	(11.7)
Interest and other (income) expense, net	(0.7)	—
(Loss) before provision for income taxes	(9.9)	(11.7)
(Benefit) provision for income taxes	(7.9)	0.2
Net loss	(2.0)%	(11.9)%

The following table presents segment revenue, gross profit, and gross profit margin for the periods indicated:

	Three Months Ended December 31,
	2017	2016
GovDeals:
Total revenue	$7,040	$5,813
Gross profit	6,543	5,438
Gross profit margin	92.9%	93.5%

CAG:
Total revenue	32,063	42,506
Gross profit	17,603	21,202
Gross profit margin	54.9%	49.9%

RSCG:
Total revenue	20,485	21,411
Gross profit	6,728	7,002
Gross profit margin	32.8%	32.7%

Corporate & Other:
Total revenue	1,555	1,065
Gross profit	(675)	335
Gross profit margin	(43.4)%	31.5%

Consolidated:
Total revenue	61,143	70,796
Gross profit	$30,199	$33,977
Gross profit margin	49.4%	48.0%

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Segment Results

GovDeals. Revenue from our GovDeals segment increased 21.1%, or $1.2 million, due to additional sales volume from existing clients and an increase in the number of new sellers. GMV from this segment increased 26.8%, or $15.1 million, also due to additional sales volume from existing clients and an increase in the number of new sellers. Gross profit within this segment increased 20.3%, or $1.1 million, to $6.5 million for the three months ended December 31, 2017, from $5.4 million for the three months ended December 31, 2016, due to the new business. As a percentage of revenue, gross profit slightly decreased to 92.9%, from 93.5% in the prior year. Gross profit is calculated as total revenue less cost of goods sold and client distributions.

CAG. Revenue from our CAG segment decreased 24.6%, or $10.4 million, due to a lower volume of goods sold under our Surplus Contract, and a change in mix of commodities to lower value commodities sold under our Scrap contract. Also contributing to the decrease in revenue is lower service revenue related to our Surplus contract, as well as a decrease in revenue within our CAG Commercial business. GMV from our CAG segment decreased 29.4%, or $22.4 million, due to a lower volume of goods sold under our Surplus Contract, a change in mix of commodities to lower value commodities sold under our Scrap contract, as well as a decrease in GMV related to our CAG Commercial business. Gross profit within the CAG segment decreased 17.0%, or $3.6 million, to $17.6 million for the three months ended December 31, 2017, from $21.2 million for the three months ended December 31, 2016. This decrease can primarily be attributed to the lower volume of goods sold under our Surplus Contract, a change in mix of commodities to lower value commodities sold under our Scrap Contract, and lower service revenue under the Surplus Contract. As a percentage of revenue, gross profit increased to 54.9%, from 49.9%.

RSCG. Revenue from our RSCG segment decreased 4.3%, or $0.9 million. The decrease in revenue is driven by the change in mix from purchase model to consignment model transactions. GMV from our RSCG segment increased 16.9%, or

$4.2 million over fiscal 2016. The increase in GMV is attributable to increased sales under our consignment model during fiscal 2018. The overall decrease in revenue, but increase in GMV is due to a change in mix from purchase to consignment model transactions. Gross profit within the RSCG segment decreased 3.9%, or $0.3 million for the three months ended December 31, 2017, due to the decrease in revenue. As a percentage of revenue, gross profit slightly increased to 32.8%, from 32.7%.

Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The decrease in revenue of $0.5 million is largely made up of the decreases in revenue related to our decision to exit certain TruckCenter operations in January 2017, partially offset by increases in revenue from IronDirect. Gross profit within Corporate & Other decreased $1.0 million over prior year, mostly attributable to a $0.6 million inventory reserve within IronDirect during the first quarter of fiscal 2018, and $0.3 million of gross profit related to our Truckcenter operations during the three months ended December 31, 2017, which we subsequently exited.

Consolidated Results

Total Revenue.  Total consolidated revenue decreased $9.7 million, or 13.7%, to $61.1 million for the three months ended December 31, 2017, from $70.8 million for the three months ended December 31, 2016, primarily due to a $10.4 million decrease in revenue from our CAG segment, a $0.9 million decrease in revenue from our RSCG segment, partially offset by a $1.2 million increase in revenue from our GovDeals segment. Total consolidated GMV decreased $4.3 million, or 2.8%, to $155.4 million for the three months ended December 31, 2017, from $159.7 million for the three months ended December 31, 2016, primarily due to a $22.4 million decrease in GMV from our CAG segment, a $1.2 million decrease within Corporate & Other, partially offset by a $15.1 million increase in GMV from our GovDeals segment, and a $4.2 million increase in GMV from our RSCG segment.

Cost of goods sold.  Cost of goods sold decreased $4.7 million, or 14.6%, to $27.6 million for the three months ended December 31, 2017, from $32.3 million for the three months ended December 31, 2016.  Approximately $4.3 million of this decrease is attributable to a lower volume of sales under our Surplus Contract during the three months ended December 31, 2017. In line with these changes, cost of goods sold slightly decreased to 45.2% of revenue, from 45.7%.

Seller distributions.  Seller distributions decreased $1.2 million, or 26.7%, to $3.3 million for the three months ended December 31, 2017, from $4.5 million for the three months ended December 31, 2016, due to lower sales under our Scrap Contract during the three months ended December 31, 2017. As a percentage of revenue, seller distributions decreased to 5.4%, from 6.4%.

Technology and operations expenses.  Technology and operations expenses decreased $3.8 million, or 17.4%, to $18.1 million for the three months ended December 31, 2017, from $21.9 million for the three months ended December 31, 2016, due to a decrease in staff costs of approximately $3.4 million, partially the result of business realignment activities.  As a percentage of revenue, technology and operations expenses decreased to 29.6%, from 30.9%.

Sales and marketing expenses.  Sales and marketing expenses decreased $1.7 million, or 17.0%, to $8.3 million for the three months ended December 31, 2017, from $10.0 million for the three months ended December 31, 2016, due to decreases in staff cost of approximately $1.2 million, as well as lower marketing and promotional expenses.  As a percentage of revenue, sales and marketing expenses decreased to 13.6%, from 14.1% in the prior year.

General and administrative expenses.  General and administrative expenses decreased $2.3 million, or 23.2%, to $7.6 million for the three months ended December 31, 2017, from $9.9 million for the three months ended December 31, 2016. Included within this decrease are reductions in overall staff cost of approximately $1.2 million, partially the result of business realignment activities, as well as lower non-income tax regulatory costs, and a decrease in certain lease costs. As a percentage of revenue, general and administrative expenses decreased to 12.4%, from 13.9% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.2 million, or 14.3%, to $1.2 million for the three months ended December 31, 2017, from $1.4 million for the three months ended December 31, 2016.

Other operating expenses (income).  Other operating expenses (income) reflected an expense of approximately $1.5 million in the three months ended December 31, 2017, which consisted of approximately $1.3 million of restructuring cost (for further information, see Note 11 to the Consolidated Financial Statements included in this Report), and a $0.1 million loss on the value of a right the Company holds from its participation in certain principal transactions in the Company's CAG business. In the three months ended December 31, 2016, Other operating expenses (income) reflected income of $0.9 million, which represented a gain on the value of a right the Company holds from its participation in certain principal transactions in the Company's CAG business.

Interest and other (income) expense, net.  Interest and other (income) expense, net, increased $0.4 million over prior year, consisting of a gain on sale of equipment of approximately $0.3 million, and $0.1 million of interest income on our note receivable.

(Benefit) provision for income taxes.  (Benefit) provision for income taxes increased $4.9 million, to a benefit of $4.8 million for the three months ended December 31, 2017, from a provision of $0.1 million for the three months ended December 31, 2016, due to a decrease in the deferred tax balance resulting from the newly enacted lower corporate tax rate, a reduction to the valuation allowance, and the impact of foreign, state, and local taxes and permanent tax adjustments.

     Net loss.  Net loss for the three months ended December 31, 2017 was $1.2 million, compared to $8.4 million for the three months ended December 31, 2016.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of December 31, 2017, we had approximately $96.8 million in cash. Throughout the quarter, we have continued to advance the design and development of our LiquidityOne platform, services and analytical tools to empower our clients to maximize bottom-line return, and transform their supply chain into a high-performing business function. During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform, and during fiscal 2018, we plan to launch further marketplaces onto the platform. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and clients about the initiative.

The effects of the international provisions of the Tax Cuts and Job Act (“the Act”), which establish a territorial tax system and subject certain foreign earnings on which US tax is currently deferred to a one-time transition tax is uncertain. Based on a preliminary analysis, the Company has not recorded any provisional amounts in the financial statements for the three months ending December 31, 2017 and will re-evaluate its existing accounting position to indefinitely reinvest unremitted foreign earnings. The amount of such unremitted foreign earnings was approximately $8.4 million as of December 31, 2017. As of December 31, 2017, and September 30, 2017, approximately $17.4 million and $14.9 million, respectively, of cash and cash equivalents was held overseas

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.  We did not repurchase shares under this program during the three months ended December 31, 2017 or 2016.  As of December 31, 2017, we may repurchase an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Net cash provided by operating activities was $3.5 million for the three months ended December 31, 2017, as compared to net cash used by operating activities of $5.0 million for the three months ended December 31, 2016. The $8.5 million increase in cash provided by operations between periods was attributable to improved profitability as well as working capital improvements primarily from collections of receivables and sales of inventory.

Net cash used in investing activities was $1.0 million for the three months ended December 31, 2017, and $2.3 million for the three months ended December 31, 2016.  Net cash used in investing activities for the three months ended December 31, 2017 consisted primarily of expenditures for capitalized software, purchases of equipment, and leasehold improvements.

Net cash provided by financing activities was zero for the three months ended December 31, 2017, and net cash provided by financing activities was $0.03 million for the three months ended December 31, 2016.  Net cash provided by financing activities for the three months ended December 31, 2016 consisted primarily of proceeds from the exercise of common stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne platform. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2017 were $1.0 million. As of December 31, 2017, we had no outstanding commitments for capital expenditures.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of December 31, 2017, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as approximately 13.4% percent of our sales are denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

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

During the quarter ended December 31, 2017, as part of our LiquidityOne platform project, we continued to roll out a new enterprise resource planning system to additional areas of the company. The roll-out resulted in changes to certain internal controls over financial reporting. There has not occurred any further change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of December 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, our Chief Financial Officer, and our Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D.D.C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against our company and our chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased our common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting our growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, we moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the alleged misrepresentation regarding the Company’s retail division were not dismissed. On May 16, 2016, we answered the amended complaint. Plaintiffs’ class certification was granted on September 6, 2017. The scheduling order in this action requires that fact discovery be completed by April 9, 2018, and that expert discovery be completed by October 1, 2018.

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

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent us a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. We acknowledged the Shareholder Demand on January 22, 2018. Our Board of Directors has delegated evaluation of the Shareholder Demand to the Audit Committee of the Board of Directors.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended September 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit No.	Description
3.1
Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2	Amended and Restated Bylaws dated August 2, 2016.
10.1	Executive Employment Agreement, dated January 10, 2018, by and between Roger Gravley and the Company.#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.3	Certification of Chief Accounting Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.3	Certification of Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

# Designates management or compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 1, 2018.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

By:	/s/ Michael Sweeney
Michael Sweeney
Vice President and Chief Accounting Officer