Form 10-Q
period 2018-03-31
LIQUIDITY SERVICES INC
filed 2018-05-03
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to

Commission file number 0-51813

LIQUIDITY SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2209244
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6931 Arlington Road, Suite 200, Bethesda, MD	20814
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 1, 2018 was 32,101,731.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	March 31, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$99,677	$94,348
Accounts receivable, net of allowance for doubtful accounts of $752 and $668 at March 31, 2018 and September 30, 2017, respectively	6,146	11,598
Inventory	10,099	20,736
Prepaid taxes	2,491	2,466
Prepaid expenses and other current assets	6,567	9,774
Total current assets	124,980	138,922
Property and equipment, net	15,859	16,793
Intangible assets, net	411	427
Goodwill	45,656	45,388
Net deferred long-term tax assets	963	962
Other assets	12,246	12,737
Total assets	$200,115	$215,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,974	$13,099
Accrued expenses and other current liabilities	19,219	30,193
Distributions payable	2,575	3,081
Payables to sellers	24,527	24,383
Total current liabilities	65,295	70,756
Deferred taxes and other long-term liabilities	6,683	11,837
Total liabilities	71,978	82,593
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 31,993,077 shares issued and outstanding at March 31, 2018; 31,503,349 shares issued and outstanding at September 30, 2017	29	29
Additional paid-in capital	229,850	227,264
Accumulated other comprehensive loss	(6,448)	(6,431)
Retained earnings (accumulated deficit)	(95,294)	(88,226)
Total stockholders’ equity	128,137	132,636
Total liabilities and stockholders’ equity	$200,115	$215,229

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenue	$43,104	$52,415	$83,384	$100,395
Fee revenue	16,993	19,920	37,856	42,736
Total revenue	60,097	72,335	121,240	143,131
Costs and expenses from operations:
Cost of goods sold	28,727	34,564	56,358	66,835
Seller distributions	3,859	4,960	7,171	9,508
Technology and operations	15,955	21,075	34,055	42,968
Sales and marketing	8,225	9,149	16,535	19,136
General and administrative	7,456	8,230	15,028	18,087
Depreciation and amortization	1,144	1,434	2,355	2,863
Other operating expenses	311	1,319	1,770	391
Total costs and expenses	65,677	80,731	133,272	159,788
Loss from operations	(5,580)	(8,396)	(12,032)	(16,657)
Interest and other (income) expense, net	(304)	(91)	(729)	(102)
Loss before provision (benefit) for income taxes	(5,276)	(8,305)	(11,303)	(16,555)
Provision (benefit) for income taxes	379	(53)	(4,436)	50
Net loss	$(5,655)	$(8,252)	$(6,867)	$(16,605)
Basic and diluted loss per common share	$(0.18)	$(0.26)	$(0.22)	$(0.53)
Basic and diluted weighted average shares outstanding	31,972,752	31,361,122	31,924,149	31,310,816

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Net loss	$(5,655)	$(8,252)	$(6,867)	$(16,605)
Other comprehensive income (loss):
Foreign currency translation	35	248	(16)	(391)
Other comprehensive income (loss), net of taxes	35	248	(16)	(391)
Comprehensive loss	$(5,620)	$(8,004)	$(6,883)	$(16,996)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended March 31,
	2018	2017
Operating activities
Net loss	$(6,867)	$(16,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,355	2,863
Stock compensation expense	2,698	3,899
Provision for inventory allowance	1,841	4,636
Provision for doubtful accounts	181	(150)
Deferred tax benefit	(4,915)	—
Impairment of intangible assets	—	142
Change in fair value of financial instruments	90	(749)
Gain from sale of property and equipment	(481)	—
Changes in operating assets and liabilities:
Accounts receivable	5,272	(1,566)
Inventory	8,796	498
Prepaid and deferred taxes	(26)	(53)
Prepaid expenses and other assets	3,608	(204)
Accounts payable	5,875	2,838
Accrued expenses and other current liabilities	(11,171)	(11,299)
Distributions payable	(506)	3,016
Payables to sellers	144	(1,055)
Other liabilities	(372)	(564)
Net cash provided by (used in) operating activities	6,522	(14,353)
Investing activities
Increase in intangibles	(19)	(41)
Purchases of property and equipment, including capitalized software	(1,580)	(3,959)
Proceeds from sales of property and equipment	662	—
Net cash used in investing activities	(937)	(4,000)
Financing activities
Proceeds from exercise of common stock options (net of tax)	12	79
Net cash provided by financing activities	12	79
Effect of exchange rate differences on cash and cash equivalents	(268)	(129)
Net increase (decrease) in cash and cash equivalents	5,329	(18,403)
Cash and cash equivalents at beginning of period	94,348	134,513
Cash and cash equivalents at end of period	$99,677	$116,110
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$505	$193

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

Liquidity Services (the “Company”) operates a network of leading ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, Return to Vendor ("RTV") and Returns Management Authorization ("RMA"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, and compliance and risk mitigation, as well as self-service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.irondirect.com, and www.auctiondeals.com. The Company has over 10,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. The Company has three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals. See Note 13 in the Notes to the Consolidated Financial Statements for Segment Information.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018 or for any future period.

In the Consolidated Statements of Operations, revenue from the resale of inventory that the Company purchases from sellers is recognized within “Revenue”. Commission fees from the sale of inventory that the Company sells on a consignment basis and other non-consignment fee revenue, which is largely made up of service revenue, is recognized within “Fee Revenue”.

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

•
Methods used to satisfy statutory tax withholding requirements by employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations are broadened to allow for a range of withholding from the minimum to the maximum statutory allowable amounts.

The Company adopted the remaining provisions of this guidance during the first quarter of fiscal 2018 as follows:

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. During the fiscal year ended September 30, 2017, the Company initiated a formal project to assess the new standard, which is being completed in three phases: an assessment phase, design phase, and implementation phase. The Company has completed the assessment phase of its project, which consisted of reviewing a representative sample of contracts, engaging in discussions with key stakeholders, and cataloging potential impacts on the Company’s accounting policies, financial statements, and systems and processes. The implementation team has apprised both management and the audit committee of project status on a recurring basis. The Company is continuing to evaluate the accounting impacts and has identified some areas of the accounting guidance which will require more detailed analysis, including the principal-agent guidance, the transfer of control guidance, and the guidance on when certain services that the Company provides would be considered separate performance obligations. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this could change as the Company finalizes its assessment of the new standard. The Company does not yet know and cannot reasonably estimate the quantitative impact of adoption of the new standard on the consolidated financial statements. This guidance will become effective for the Company beginning on October 1, 2018, which is when the Company must adopt the new standard. The Company intends to adopt the new standard on a modified retrospective basis. This determination is subject to change based on finalization of the Company's design and implementation phases.
In February 2016, the FASB issued ASU 2016-2, Leases. ASU 2016-02 will change the way the Company recognizes its leased assets. ASU 2016-2 will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-2 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance will be effective for the Company beginning on October 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). Under ASU 2017-04 the entity is required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity is required to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for the Company beginning on October 1, 2020. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This guidance will become effective for the Company beginning on October 1, 2018.  The Company is currently evaluating the methods of adoption allowed by the new standard. The adoption of the standard is expected to have an insignificant impact on the Company’s consolidated financial statements and related disclosures.

Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million five-year interest bearing promissory note to the Company. Of the $12.3 million, $2.5 million has been repaid. Of the remaining $9.8 million, $8.3 million is recorded in Other assets, and $1.5 million in Prepaid expenses and other current assets as of March 31, 2018.

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

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in cash in the consolidated financial statements. The Company releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business. The amount of cash held on behalf of the sellers is recorded within Accounts payable and Payables to sellers in the accompanying Consolidated Balance Sheets.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks over FDIC limits, and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

During the six months ended March 31, 2018, the Company had two material vendor contracts with the Department of Defense (DoD) under which it acquired, managed and sold government property, the Surplus Contract and the Scrap Contract. Revenue from the sale of property acquired, as well as provision of services, under the Surplus Contract accounted for approximately 19.3% and 27.1% of the Company's consolidated revenue for the three months ended March 31, 2018 and 2017, respectively, and for approximately 22.9% and 28.5% of the Company's consolidated revenue for the six months ended March 31, 2018 and 2017, respectively. Revenue from the sale of property acquired under the Scrap Contract accounted for approximately 10.0% and 10.6% of the Company's consolidated revenue for the three months ended March 31, 2018 and 2017, respectively, and 9.2% and 10.3% of the Company's consolidated revenue for the six months ended March 31, 2018 and 2017, respectively. These contracts are included within the Company's CAG segment. See Note 3, Significant Contracts, for further information related to the wind-down of the Surplus Contract.

Additionally, the Company has a vendor contract with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under this contract represented approximately 28.7% and 23.5% of cost of goods sold for the three months ended March 31, 2018 and 2017, respectively, and 24.1% and 20.8% of cost of goods sold for the six months ended March 31, 2018 and 2017, respectively. This contract is included within the Company's RSCG segment.

Earnings per Share

The Company calculates net income (loss) per share in accordance with FASB Topic 260 Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock units. Diluted net income (loss) per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and unvested restricted stock units. The dilutive effect of unexercised stock options and unvested restricted stock units was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, and the amount of compensation cost for future service not yet recognized by the Company are assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock units are not included in the computation of diluted net income (loss) per share when they are antidilutive.

For the three and six months ended March 31, 2018 and 2017, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive.  See Note 7 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive for the three and six months ended March 31, 2018 and 2017.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The following summarizes the basic and diluted loss per share:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(Unaudited) (dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average common shares outstanding	31,972,752	31,361,122	31,924,149	31,310,816
Treasury stock effect of options and restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	31,972,752	31,361,122	31,924,149	31,310,816

Net loss	$(5,655)	$(8,252)	$(6,867)	$(16,605)
Basic and diluted loss per common share	$(0.18)	$(0.26)	$(0.22)	$(0.53)

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

Upon adoption of ASU 2016-09, in the first quarter of fiscal 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to retained earnings of $0.2 million as of October 1, 2017.

Stock options and restricted stock units that contain performance vesting or market vesting conditions are excluded from, diluted earnings per share computations until the applicable contingency is met as of the end of that reporting period.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

The Company presents the cash flows from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefits) as an operating activity in the Consolidated Statements of Cash Flows.

3.	Significant Contracts

The Company has two material vendor contracts with the DoD, the Surplus Contract and the Scrap Contract. The Surplus Contract is a competitive-bid contract under which the Company acquires, manages and sells usable DoD surplus personal property turned into the DLA. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires the Company to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value. The Company retains 100% of the profits from the resale of the property and bears all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD for the inventory that has not been paid for in the amount of $4.2 million and $6.8 million as of March 31, 2018 and September 30, 2017, respectively.

On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two term contracts. On December 5, 2017, the DLA determined that the Company was not the high bidder for either of the two contracts. The Company made its final inventory purchase under the Surplus Contract during December 2017 and is currently in the process of winding down the Surplus Contract. The wind-down is expected to be completed within fiscal 2018.

Revenue from the Surplus Contract accounted for approximately 19.3% and 27.1% of the Company's consolidated revenue for the three months ended March 31, 2018 and 2017, respectively, and for approximately 22.9% and 28.5% of the Company's consolidated revenue for the six months ended March 31, 2018 and 2017, respectively.
Under the Scrap Contract, the Company is the remarketer of all DoD non-electronic scrap turned into the DLA available for sale within the United States, Puerto Rico, and Guam.
The Scrap contract was awarded to the Company in April 2016. The Scrap Contract has a 36-month base term that commenced in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. The base period of the Scrap contract will expire on September 30, 2019. The Company pays a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bears all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company. The Company commenced operations under this contract in the quarter ended December 31, 2016, the first quarter of fiscal year 2017.

Revenue from the Scrap Contract accounted for approximately 10.0% and 10.6% of the Company's consolidated revenue for the three months ended March 31, 2018 and 2017, respectively, and 9.2% and 10.3% of the Company's consolidated revenue for the six months ended March 31, 2018 and 2017, respectively.

4.    Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following table presents goodwill balances and foreign currency translation adjustments to those balances during the six months ended March 31, 2018:

Goodwill (in thousands)	CAG	GovDeals	Total
Balance at September 30, 2017	$21,657	$23,731	$45,388
Translation adjustments	268	—	268
Balance at March 31, 2018	$21,925	$23,731	$45,656

As part of the Company's fiscal year 2017 annual goodwill impairment assessment, the Company determined that certain events required performing a step one evaluation of goodwill to identify potential impairment. After performing the step

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

one test, the Company concluded its remaining reporting units with goodwill had fair values as of July 1, 2017, that substantially exceeded their respective book values. During the six months ended March 31, 2018, the Company did not identify any indicators of impairment that required performing a step one evaluation.

5.    Intangible Assets

The components of identifiable intangible assets as of March 31, 2018 and September 30, 2017 are as follows:

		March 31, 2018			September 30, 2017
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Patent and trademarks	3 - 10	795	(384)	411	943	(516)	427
Total intangible assets		$795	$(384)	$411	$943	$(516)	$427

Future expected amortization of intangible assets at March 31, 2018 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2018 Remaining six months	$35
2019	66
2020	63
2021	77
2022 and thereafter	170
Total	$411

Intangible assets amortization expense was approximately $0.02 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. Intangible assets amortization expense was approximately $0.04 million and $0.6 million for the six months ended March 31, 2018 and 2017, respectively.

6.	Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“the Act”) was signed into law. The Act reduces the corporate tax rate from 35% to 21%. During the three months ending December 31, 2017, the Company revised its estimated annual effective tax rate to reflect this change in the statutory rate. The rate change is administratively effective at the beginning of the Company's 2018 fiscal year, using a blended rate of 24.53%. At March 31, 2018, the Company had not yet completed its accounting for the tax effects of the Act; however, in the following cases the Company has made a reasonable estimate of the Act's effects. The Company recognized a tax benefit of $3.5 million for the period ended December 31, 2017 as a result of adjusting its deferred tax balance to reflect the new corporate tax rate. In addition, the Act makes the alternative minimum tax (“AMT”) credit refundable in tax years beginning after 2017 and before 2022. As a result of this change, the Company reduced its valuation allowance on its AMT credits and recognized an income tax benefit of $1.7 million.

The effect of the international provisions of the Act, which establish a territorial tax system and subjects certain foreign earnings on which US tax is currently deferred to a one-time transition tax, is uncertain. As a result, the Company has not recorded any provisional amounts in its financial statements for the three and six months ending March 31, 2018.

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first six months of fiscal year 2018 and its corresponding effective tax rate is approximately -6.5% before recognition of a $5.2 million tax benefit for the adjustment to its deferred tax balance and reduction to its valuation allowance on AMT credits resulting from the Act's changes to the tax law.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. The Company identified no new uncertain tax positions during the six months ended March 31, 2018. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. During the six months ended March 31, 2018, the Company closed its federal and state income tax examinations for fiscal years 2012 through 2015 without incurring any material tax liability. As of March 31, 2018, none of the Company's federal or state income tax returns are under examination. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2014 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2014 may be adjusted upon examination by tax authorities if they are utilized.

7.	Stockholders’ Equity

Share Repurchase Program

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the six months ended March 31, 2018 or 2017. As of March 31, 2018, the Company may repurchase an additional $10.1 million in shares under this program.

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

 The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights with restrictions that lapse upon either the passage of time (service vesting), achievement of performance targets (performance vesting), or some combination of these conditions. For those stock appreciation rights with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards subject to both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance vesting condition will be met. The stock appreciation rights that include only service vesting conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period.

Cash-Settled Stock Appreciation Rights

During the six months ended March 31, 2018, the Company did not issue any cash-settled stock appreciation rights and 272,904 cash-settled stock appreciation rights were forfeited. During fiscal year 2017, the Company issued 218,550 cash-settled stock appreciation rights at the price of $10.30, and 234,313 cash-settled stock appreciation rights were forfeited. Cash-settled stock appreciation rights are recorded as liability awards.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Stock Option Activity

A summary of the Company’s stock option activity for the six months ended March 31, 2018, and year ended September 30, 2017 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2016	1,708,487	$13.91
Options granted	232,845	9.18
Options exercised	(12,421)	7.41
Options canceled	(223,938)	13.00
Options outstanding at September 30, 2017	1,704,973	13.43
Options granted	546,644	4.71
Options exercised	(1,762)	6.63
Options canceled	(265,477)	12.76
Options outstanding at March 31, 2018	1,984,378	$11.12
Options exercisable at March 31, 2018	1,110,426	$15.09

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at March 31, 2018 is approximately $1.0 million and 6.32 years, and $0.05 million and 5.25 years, respectively, based on a stock price per share of $6.50 on March 31, 2018.  Over the last three years, volatility rates have ranged from 51.49% to 77.92%, the dividend rate has been 0%, risk free interest rates have ranged from 0.26% to 2.17% and expected forfeiture rates have ranged from 21.38% to 23.54%. Upon adoption of ASU 2016-09, beginning in the first quarter of fiscal 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

Restricted Share Activity

A summary of the Company’s restricted share activity for the six months ended March 31, 2018, and year ended September 30, 2017 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2016	2,661,245	$9.34
Restricted shares granted	849,352	8.78
Restricted shares vested	(748,266)	11.04
Restricted shares canceled	(571,900)	9.81
Unvested restricted shares at September 30, 2017	2,190,431	8.42
Restricted shares granted	497,561	6.59
Restricted shares vested	(487,966)	9.30
Restricted shares canceled	(376,758)	9.39
Unvested restricted shares at March 31, 2018	1,823,268	$7.49

The intrinsic value and weighted average remaining contractual life in years of unvested restricted stock units at March 31, 2018 was approximately $11.9 million and 8.5 years years, respectively, based on a stock price per share of $6.50 on March 31, 2018.

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

As of March 31, 2018, and September 30, 2017, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of September 30, 2017, the Company had financial assets that were measured at fair value and were classified as Level 3 assets within the fair value hierarchy. The Company elected to record the financial assets using the fair value option under ASC 825, Financial Instruments. These financial assets represented the value of rights the Company holds from its participation in certain principal transactions in the Company's commercial business, where a third-party partner owns the underlying assets to be sold, and the Company has contributed funds to the partner towards purchasing those underlying assets. These assets were included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The changes in financial assets measured at fair value for which the Company has used Level 3 inputs to determine fair value for the quarter ended March 31, 2018 are as follows (dollars in thousands):

Level 3 Assets

Balance at September 30, 2017	$491
Acquisition of financial assets	—
Settlements	(401)
Change in fair value of financial assets	(90)
Balance at March 31, 2018	$—

During the six months ended March 31, 2018, the Company recognized a loss of approximately $0.1 million on its financial assets.

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

Certain employees of Liquidity Services UK Limited (“GoIndustry”), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the “HB Pension Fund”), a qualified defined benefit pension plan.

The net periodic benefit recognized for the three and six months ended March 31, 2018 and 2017 included the following components:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
Qualified Defined Benefit Pension Plan	2018	2017	2018	2017
	(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	165	144	335	289
Expected return on plan assets	(251)	(206)	(509)	(411)
Settlement cost	(4)	—	(8)	—
Total net periodic (benefit)	$(90)	$(62)	$(182)	$(122)

10.    Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry (the "Subsidiary") and the Trustees (the “Trustees”) of the HB Pension Fund. Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the HB Pension Fund up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.  The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. As of March 31, 2018, the Company's plan assets exceeded plan liabilities by approximately $2.1 million. As of September 30, 2017, the Company's plan assets exceeded plan liabilities by approximately $1.9 million. The funded status of the HB Pension Fund as of September 30, 2017, was disclosed in Note 12, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

11. Business Realignment Expenses
During the fourth quarter of fiscal year 2017, the Company began to restructure its CAG business.  The restructuring plan resulted in a reduction in force across a number of departments, including Sales, Marketing and Operations in both the US and in Europe.  In connection with this restructuring, on September 25, 2017 the Company terminated the employment of the President of the CAG business. Pursuant to the terms of the Severance Agreement, the Company provided a severance package to the executive in the amount of $0.3 million. Overall, severance costs associated with this restructuring amounted to approximately $0.9 million.  In addition, the restructuring plan calls for the closure of several offices and legal entities in Europe and Asia.  Legal and administrative costs associated with the restructuring amounted to $0.1 million.
The Company continued to implement its CAG cost cutting initiatives during the first six months of fiscal 2018. In addition, as discussed in Note 3, Significant Contracts, the Company was not the high bidder for the new surplus contracts, and therefore will be winding down operations of the Surplus Contract over the remainder of fiscal 2018. As a result, the Company recognized an additional $1.3 million in restructuring costs during the first six months of fiscal 2018, $0.8 million of which related to severance and occupancy cost as a result of the loss of the Surplus Contract. Restructuring costs associated with the restructuring plan were recognized within the other operating expense (income) line item in the consolidated statement of operations. This activity is included within employee severance and benefit costs in the table below.
During fiscal year 2017, the Company reorganized its IronDirect business. As a result, the Company recorded approximately $0.9 million of net expense related to the impairment of long-lived assets associated with the IronDirect business, as well as a fair value adjustment. The impairment was comprised of $1.2 million of impairment of contract intangibles, and $0.6 million of impairment of fixed assets. This expense was netted against a $0.9 million reversal of an earn-out liability. In addition to these impairments, and the restructuring of its IronDirect business model, the Company terminated the employment of the President and incurred severance costs of approximately $0.1 million, which is included within employee severance and benefit costs in the table below. During the first six months of fiscal 2018, the Company recorded restructuring costs of approximately $0.1 million related to occupancy and certain onerous contract costs related to its IronDirect business.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

On June 16, 2017, the Company entered into an agreement to sub-lease 18,412 square feet of office space at 6931 Arlington Road, Bethesda, Maryland. The sub-lease commenced September 29, 2017 and will expire April 30, 2023. On the sub-lease commencement date, the Company relocated its headquarters from 1920 L Street NW, Washington DC, to the new Bethesda location. The Company ceased using the previous location as of September 30, 2017 and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017, under the Other operating expenses line item. During the six months ended March 31, 2018, the Company paid down the cease-use charge in the amount of approximately $0.7 million. This activity is presented under occupancy cost in the table below.
During the first six months of fiscal 2018, the Company recognized an additional $0.5 million in severance cost primarily related to the restructuring of its Corporate IT department. This is recorded within the Corporate & Other line item below.
The table below sets forth the significant components and activity in the liability for business realignment initiatives during the six months ended March 31, 2018, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2017	Business Realignment Expenses	Cash Payments	Liability Balance at March 31, 2018
Employee severance and benefit costs:
CAG	$793	$881	$(1,372)	$302
Corporate & Other	399	474	(820)	53
Total employee severance and benefit costs	1,192	1,355	(2,192)	355
Occupancy and other costs:
CAG	—	434	(96)	338
Corporate & Other	1,988	35	(585)	1,438
Total occupancy and other costs	1,988	469	(681)	1,776
Total business realignment	$3,180	$1,824	$(2,873)	$2,131
The $1.8 million in employee severance and occupancy cost per the table above is recorded in Other operating expenses (income) in the Consolidated Statements of Operations. Of this $1.8 million in cost, approximately $0.6 million is associated with general and administrative, $0.2 million with sales and marketing, and $1.0 million with technology and operations activities.
The Company expects that the majority of the remaining liability balance at March 31, 2018, of approximately $2.1 million will be paid during fiscal year 2018, with the remainder in fiscal year 2019.

12.      Legal Proceedings

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company's common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company's growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating the Company's stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company's retail division were not dismissed. On May 16, 2016, the defendants answered the amended complaint, denying all allegations of wrong-doing. Plaintiffs’ class certification motion was granted, and defendants’ motion for partial summary judgment was denied, on September 6, 2017. On April 18, 2018, the parties reached an agreement in principle to settle this action, including the dismissal and release of all claims against all defendants, in exchange for the payment by the

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Company’s insurance carriers of $17 million to plaintiffs and the class. The agreement is subject to the negotiating of a definitive settlement agreement, preliminary approval of the proposed settlement by the District Court, final approval of such settlement by the District Court after notice to the class, and other customary conditions. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to effectiveness will be satisfied.

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

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent the Company a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. The Company acknowledged the Shareholder Demand on January 22, 2018. The Company’s Board of Directors has delegated to a special committee of the Board, comprised of independent directors who are not named in the letter, the initial evaluation of and the formulation of recommendations to the Board with respect to the Shareholder Demand.  The special committee has retained counsel to assist and advise in connection with its work.

13.     Segment Information

The Company provides operating results in three reportable segments: GovDeals, Capital Assets Group (CAG), and Retail Supply Chain Group (RSCG). These three segments constitute 98% of the Company's revenue as of March 31, 2018, and each offers separately branded marketplaces to enable sellers to achieve channel marketing objectives to reach buyers. Across its segments, the Company offers its sellers two primary transaction models as well as a suite of services, and our revenues vary depending upon the models employed and the level of service required. A description of the reportable segments follows:

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

•
The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable federal government agencies as well as commercial businesses to sell surplus, salvage, and scrap assets. The assets that the Company receives as a contractor of the Defense Logistics Agency (DLA) of the Department of Defense (DoD) are sold in this segment. CAG also offers a suite of services that includes surplus management, asset valuation, and asset sales and marketing services. Commercial sellers are located worldwide. This segment includes the Company's Network International, GoIndustry DoveBid, and Government Liquidation marketplaces.

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

Corporate & Other primarily consists of the Company's IronDirect and former TruckCenter operating segments which are not individually significant, as well as elimination adjustments. The TruckCenter business consisted of land-based, live auctions for fleet and transportation equipment. On January 30, 2017, the Company exited the TruckCenter land-based, live

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

auction business in order to focus its time and resources on its ecommerce marketplace strategy. IronDirect offers buyers access to construction equipment, parts and services through a single ecommerce marketplace.

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

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
GovDeals:
Revenue	$7,092	$6,623	$14,133	$12,436
Gross profit	$6,589	$6,209	$13,132	$11,648

CAG:
Revenue	$25,157	$37,072	$57,219	$79,578
Gross profit	$12,458	$18,337	$30,062	$39,543

RSCG:
Revenue	$26,914	$27,090	$47,399	$48,501
Gross profit	$8,616	$8,166	$15,344	$15,168

Corporate & Other:
Revenue	$934	$1,550	$2,489	$2,616
Gross profit	$(152)	$99	$(827)	$429

Consolidated:
Revenue	$60,097	$72,335	$121,240	$143,131
Gross profit	$27,511	$32,811	$57,711	$66,788

The following table presents a reconciliation between the reportable segments and the Company's consolidated results:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Reconciliation:
Gross profit	$27,511	$32,811	$57,711	$66,788
Operating Expenses	33,091	41,207	69,743	83,445
Interest and other (income) expense, net	(304)	(91)	(729)	(102)
Provision (benefit) for income taxes	379	(53)	(4,436)	50
Net loss	$(5,655)	$(8,252)	$(6,867)	$(16,605)

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

Overview
About us. We manage, value, and sell inventory and equipment for business and government clients by operating a network of leading ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, Return to Vendor ("RTV") and Returns Management Authorization ("RMA"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, and compliance and risk mitigation, as well as self-service tools. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.irondirect.com, and www.auctiondeals.com. We have over 10,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. We have three reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and GovDeals. See Note 13 in the Notes to the Consolidated Financial Statements for Segment Information.
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended March 31, 2018, the number of registered buyers grew from 3,028,000 to 3,249,000, or approximately 7.3%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models.

•
Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our vendors either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for approximately 71.7% and 68.8% of our total revenue for the three and six months ended March 31, 2018, respectively. These amounts include revenue earned from the sale of property obtained under the Scrap Contract, which accounted for approximately 10.0% and 9.2% of our total revenue for the three and six months ended March 31, 2018, respectively. The price we paid the DLA of the DoD for the property purchased under the Scrap Contract is based on a revenue share model. One of our key operating metrics is gross merchandise volume, or GMV, a non-GAAP financial measure which we define as the total sales value of all merchandise sold by us or our sellers through our marketplaces and other channels during a given period of time. The merchandise sold under our purchase transaction model accounted for approximately 26.7% and 25.7% of our GMV for the three and six months ended March 31, 2018, respectively.

•
Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations. Our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to their distribution to the seller after completion of the transaction. In addition to the seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for approximately 26.6% and 27.8% of our total revenue for the three and six months ended March 31, 2018, respectively. The merchandise sold under our consignment model accounted for approximately 73.3% and 74.3% of our total GMV for the three and six months ended March 31, 2018, respectively.

We also earn non-consignment fee revenue, which is largely made up of service revenue related to our Surplus Contract. This revenue is recognized within the Fee revenue line item on our Consolidated Statements of Operations.
We collect a buyer premium on most of the transactions under the transaction models we offer to sellers. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise.
Industry trends.  We believe there are several industry trends positively impacting the growth of our business including: (1) the ability for businesses to conduct ecommerce via the Internet both in the United States and abroad, which continues to mature; (2) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (3) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (4) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; and (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, the supply of surplus assets.

Our Vendor Agreements

Our DoD agreements.  We have two vendor contracts with the DoD pursuant to which we acquired, managed and sold excess property.

•Surplus Contract.  The Surplus Contract is a competitive-bid contract under which we acquire, manage and sell usable DoD surplus personal property turned into the DLA. Surplus property generally consists of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract requires us to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value. We retain 100% of the profits from the resale of the property and bear all of the costs for the merchandising and sale of the property.

On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two term contracts. On December 5, 2017, the DLA determined that we were not the high bidder for either of the two contracts. As a result, we made our final inventory purchase under the Surplus Contract during December 2017, and we are currently in the process of winding down the inventory. The wind-down is expected to be completed within fiscal 2018. The Surplus Contract accounted for $74.6 million, or 27.6% of revenue in fiscal year 2017, $40.8 million or 28.5% of revenue in the first six months of fiscal 2017, and $27.8 million or 22.9% of revenue in the first six months of fiscal 2018. We expect revenue to continue to decline further in the third quarter of fiscal 2018, and do not expect to earn revenue from this contract in future periods. The property sold under the Surplus Contract accounted for approximately 7.6% and 9.5% of our GMV for the three months ended March 31, 2018 and 2017, respectively, and 8.3% and 9.7% of our GMV for the six months ended March 31, 2018 and 2017.
Transactions under the Surplus Contract follow the purchase transaction model described above. This contract is included within our CAG segment.

We anticipate the lost profits from the wind-down and expiration of the Surplus Contract will be offset by benefits from the reorganization and realignment efforts in fiscal 2017, as well as in the first six months of fiscal 2018 (see Note 11 Business realignment expenses). We expect the wind-down impact of the Surplus Contract to be largely offset by the reorganization efforts within our CAG Commercial business and Corporate functions, and our realignment of our TruckCenter and IronDirect businesses.

We recorded approximately $0.8 million of severance and occupancy cost during the first six months of fiscal 2018, as a result of the restructuring and realignment efforts undertaken due to the loss of the Surplus Contract. The wind-down is expected to be completed within fiscal 2018.

•Scrap Contract.  On April 8, 2016, the DLA awarded us the second Scrap Contract. Under the second Scrap Contract, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bear all of the costs for the sorting, merchandising and sale of the property. The second Scrap Contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. Transactions under this contract follow the purchase transaction model described above.

Resale of scrap property that we purchased under the Scrap Contract accounted for approximately 10.0% and 10.6% of our revenue for the three months ended March 31, 2018 and 2017, respectively, and approximately 9.2%, and 10.3% of our revenue for the six months ended March 31, 2018 and 2017, respectively. The property sold under the Scrap Contract accounted for approximately 3.9% and 4.7% of our GMV for the three months ended March 31, 2018 and 2017, respectively, and approximately 3.6% and 4.5% of our GMV for the six months ended March 31, 2018 and 2017, respectively.

Our commercial agreements. We have a vendor contract with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 28.7%, and 23.5% of cost of goods sold for the three months ended March 31, 2018 and 2017, respectively, and approximately 24.1%, and 20.8% of cost of goods sold for the six months ended March 31, 2018 and 2017, respectively. This contract is included within our RSCG segment.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold by us or our sellers through our marketplaces and other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, product development, sales and marketing, and operations. See Results of Operations for further information on GMV.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2018, and September 30, 2017, we had 3,249,000 and 3,171,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2018 and 2017, 549,000 and 619,000, respectively, total auction participants participated in auctions on our marketplaces. During the six months ended March 31, 2018 and 2017, 1,068,000 and 1,163,000, respectively, total auction participants participated in auctions on our marketplaces. Largely as a result of the wind-down of the Surplus Contract, there has been a decrease in auction participants during fiscal 2018 compared with fiscal 2017.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31, 2018 and 2017, we completed 118,000 and 144,000 transactions, respectively. During the six months ended March 31, 2018 and 2017, we completed 240,000 and 272,000 transactions, respectively. Largely as a result of the wind-down of the Surplus Contract, there has been a decrease in completed transactions during fiscal 2018 compared with fiscal 2017.

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
The table below reconciles income from continuing operations to EBITDA and Adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
	(In thousands) (Unaudited)
Net loss	$(5,655)	$(8,252)	$(6,867)	$(16,605)
Interest and other (income) expense, net	(304)	(91)	(729)	(102)
Provision (benefit) for income taxes	379	(53)	(4,436)	50
Depreciation and amortization	1,144	1,434	2,355	2,863
EBITDA	(4,436)	(6,962)	(9,677)	(13,794)
Stock compensation expense	1,767	1,399	2,698	3,899
Business realignment expenses*	475	1,140	1,824	1,140
Adjusted EBITDA	$(2,194)	$(4,423)	$(5,155)	$(8,755)
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
Fee revenue is principally revenue earned under the consignment model and is presented separately as it accounts for more than 10% of total revenue.
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

The amount of our revenue that came from sales outside of the U.S. for the three months ended March 31, 2018 and 2017 was 11.1% and 10.4%, respectively. The amount of our revenue that came from sales outside of the U.S. for the six months ended March 31, 2018 and 2017 was 12.2% and 11.8%, respectively.

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

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate, a loss of significant sellers or buyers, or a significant decline in stock price. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit.  If our evaluation indicates a likelihood of goodwill impairment in one of our four reporting units, which are the same as our four operating segments (RSCG, CAG, GovDeals, and IronDirect), we apply a two-step fair value-based test to assess goodwill for impairment of our four reporting units. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we perform the second step, which compares the carrying amount of the reporting unit’s goodwill to the implied fair value of the goodwill. If the fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in our statements of operations. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) has its performance is reviewed by management. During fiscal year 2016 we concluded we had five reporting units-RSCG, CAG, GovDeals, TruckCenter, and IronDirect. On January 30, 2017, we decided to exit certain TruckCenter operations in order to focus our time and resources on our ecommerce marketplace strategy. As a result, as of March 31, 2018, we have four reporting units. We will continue to sell trucks and related equipment through our other ecommerce marketplaces.

As part of our fiscal year 2017 annual impairment assessment performed as of July 1, 2017, we believed that certain events required performing a step one evaluation of goodwill to identify potential impairment. As a result of the step one test, we determined that our reporting units with goodwill had fair values as of September 30, 2017, that substantially exceeded their respective book values.

     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $46.1 million at March 31, 2018. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

Income taxes.  We account for income taxes using the asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence to estimate whether future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of subjective negative evidence that we evaluated was the cumulative loss incurred over the three-year period ended September 30, 2017, and projected losses in the near-term future. Such objective evidence limited our ability to consider other subjective evidence, such as our projections for future growth.

On the basis of our evaluation, we recorded a charge of $10.1 million to our valuation allowance during the fiscal year ended September 30, 2017. Staff Accounting Bulletin 118 provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act signed into law on December 22, 2017. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Accordingly, during the six months ended March 31, 2018, we recorded a provisional reduction of $11.2 million to our valuation allowance. The reduction is comprised of $13.0 million for the re-measurement of deferred tax assets at the newly enacted tax rate and $1.7 million for the recognition of tax credits resulting from the repeal of the alternative minimum tax, netted against a charge of $3.5 million for net operating losses generated during the six months ended March 31, 2018.
We apply the authoritative guidance related to accounting for uncertainty in income taxes. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During the six months ended March 31, 2018, we did not identify new uncertain tax benefits.

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

Technology and operations.  Technology expenses consist primarily of the cost of technical staff who develop, deploy, and maintain our marketplaces and corporate infrastructure. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne platform. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350. As such, we are capitalizing certain development costs associated with our LiquidityOne platform. At the end of the first quarter of fiscal 2017, we determined that a seller and buyer management module of the LiquidityOne platform was ready for its intended use. As such, we began amortizing the associated capitalized costs during the second quarter of fiscal year 2017. During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. As such, we determined that additional modules of the LiquidityOne platform were ready for their intended use and began amortizing the associated capitalized costs during the fourth quarter of fiscal year 2017. During the first quarter of fiscal 2018, we completed development of our new Return to Vendor ("RTV") module of the LiquidityOne platform and began amortizing the associated capitalized costs during that quarter.
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

Depreciation and amortization.  Depreciation and amortization expenses consist primarily of the depreciation and amortization of amounts recorded in connection with the purchase of furniture, fixtures and equipment, amortization of internally developed software, and amortization of intangible assets from our acquisitions.

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

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax (loss) income. Our effective income tax rate before discrete items was -6.5% for the six months ended March 31, 2018. The 2018 effective tax rate differed from the statutory federal rate of 24.5% primarily as a result of the valuation allowance charge and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses from operations:
Cost of goods sold	47.8	47.8	46.5	46.7
Seller distributions	6.4	6.9	5.9	6.6
Technology and operations	26.5	29.1	28.1	30.0
Sales and marketing	13.7	12.6	13.6	13.4
General and administrative	12.4	11.4	12.4	12.6
Depreciation and amortization	1.9	2.0	1.9	2.0
Other operating expenses	0.5	1.8	1.5	0.3
Total costs and expenses	109.2	111.6	109.9	111.6
Loss from operations	(9.2)	(11.6)	(9.9)	(11.6)
Interest and other (income) expense, net	(0.5)	(0.1)	(0.6)	(0.1)
(Loss) before provision (benefit) for income taxes	(8.7)	(11.5)	(9.3)	(11.5)
Provision (benefit) for income taxes	0.6	(0.1)	(3.7)	—
Net loss	(9.3)%	(11.4)%	(5.6)%	(11.5)%

The following table presents segment GMV, revenue, gross profit, and gross profit margin for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017
GovDeals:
GMV	$69,462	$64,272	$140,580	$120,338
Total revenue	7,092	6,623	14,133	12,436
Gross profit	6,589	6,209	13,132	11,648
Gross profit margin	92.9%	93.8%	92.9%	93.7%

CAG:
GMV	46,214	66,204	100,161	142,597
Total revenue	25,157	37,072	57,219	79,578
Gross profit	12,458	18,337	30,062	39,543
Gross profit margin	49.5%	49.5%	52.5%	49.7%

RSCG:
GMV	35,570	31,496	64,306	56,068
Total revenue	26,914	27,090	47,399	48,501
Gross profit	8,616	8,166	15,344	15,168
Gross profit margin	32.0%	30.1%	32.4%	31.3%

Corporate & Other:
GMV	934	1,732	2,486	4,435
Total revenue	934	1,550	2,489	2,616
Gross profit	(152)	99	(827)	429
Gross profit margin	(16.3)%	6.4%	(33.2)%	16.4%

Consolidated:
GMV	152,180	163,704	307,533	323,438
Total revenue	60,097	72,335	121,240	143,131
Gross profit	27,511	32,811	57,711	66,788
Gross profit margin	45.8%	45.4%	47.6%	46.7%

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Segment Results

GovDeals. Revenue from our GovDeals segment increased 7.1%, or $0.5 million, due to additional sales volume from existing clients and an increase in the number of new sellers. GMV from this segment increased 8.1%, or $5.2 million, due to additional sales volume from existing clients and an increase in the number of new sellers. Gross profit within this segment increased 6.1%, or $0.4 million, to $6.6 million for the three months ended March 31, 2018, from $6.2 million for the three months ended March 31, 2017, due to the new business. As a percentage of revenue, gross profit slightly decreased to 92.9% for the three months ended March 31. 2018, from 93.8% for the three months ended March 31, 2017. Gross profit is calculated as total revenue less cost of goods sold and client distributions.

CAG. Revenue from our CAG segment decreased 32.1%, or $11.9 million, due to a lower volume of goods sold under both our Surplus and Scrap Contracts, and a change in mix of commodities to lower value commodities sold under our Scrap contract. Also contributing to the decrease in revenue is lower service revenue related to our Surplus contract, as well as a decrease in sales volume within our CAG Commercial business for both purchase and consignment transaction models. GMV from our CAG segment decreased 30.2%, or $20.0 million, due to a decrease in GMV related to our CAG Commercial business for both purchase and consignment transaction models, a lower volume of goods sold under both our Surplus and Scrap Contracts, and a change in mix of commodities to lower value commodities sold under our Scrap contract. Gross profit within the CAG segment decreased 32.1%, or $5.9 million, to $12.5 million for the three months ended March 31, 2018, from $18.3 million for the three months ended March 31, 2017. This decrease can primarily be attributed to the lower volume of goods sold under both our Surplus and Scrap Contracts, a change in mix of commodities to lower value commodities sold under our Scrap Contract, lower service revenue under the Surplus Contract, as well as a decrease in sales volume within our CAG Commercial business. As a percentage of revenue, gross profit remained flat at 49.5%.

RSCG. Revenue from our RSCG segment decreased 0.6%, or $0.2 million, which is insignificant. GMV from our RSCG segment increased 12.9%, or $4.1 million over fiscal 2017. The increase in GMV is attributable to increased sales under our consignment model during fiscal 2018. The slight decrease in revenue but increase in GMV is due to a change in mix from purchase to consignment model transactions. Gross profit within the RSCG segment increased 5.5%, or $0.4 million for the three months ended March 31, 2018, due to the increase in consignment model transactions. As a percentage of revenue, gross profit increased to 32.0%, from 30.1%.

Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The decrease in revenue of $0.6 million is made up of decreases in revenue related to our decision to exit certain TruckCenter operations in January 2017, partially offset by increases in revenue from IronDirect. Gross profit within Corporate & Other decreased $0.3 million over the prior year, attributable to lower gross profit within our IronDirect business as a result of its reorganization.

Consolidated Results

Total Revenue.  Total consolidated revenue decreased $12.2 million, or 16.9%, to $60.1 million for the three months ended March 31, 2018, from $72.3 million for the three months ended March 31, 2017, due to an $11.9 million decrease in revenue from our CAG segment, a $0.2 million decrease in revenue from our RSCG segment, slightly offset by a $0.5 million increase in revenue from our GovDeals segment. Total consolidated GMV decreased $11.5 million, or 7.0%, to $152.2 million for the three months ended March 31, 2018, from $163.7 million for the three months ended March 31, 2017, primarily due to a $20.0 million decrease in GMV from our CAG segment, a $0.8 million decrease within Corporate & Other, partially offset by a $5.2 million increase in GMV from our GovDeals segment, and a $4.1 million increase in GMV from our RSCG segment.

Cost of goods sold.  Cost of goods sold decreased $5.9 million, or 17.1%, to $28.7 million for the three months ended March 31, 2018, from $34.6 million for the three months ended March 31, 2017.  Approximately $4.1 million of this decrease is attributable to a lower volume of sales under our Surplus Contract during the three months ended March 31, 2018, due to the wind-down of that contract. The remainder of this decrease is due to the lower volume of purchase transactions within our Retail and CAG Commercial businesses, as well as the exit of the TruckCenter land-based, live auction business in fiscal 2017, partially offset by increased cost of goods sold within our IronDirect business. Cost of goods sold remained flat at 47.8% of revenue.

Seller distributions.  Seller distributions decreased $1.1 million, or 22.0%, to $3.9 million for the three months ended March 31, 2018, from $5.0 million for the three months ended March 31, 2017, due to lower sales under our Scrap Contract during the three months ended March 31, 2018. As a percentage of revenue, seller distributions decreased to 6.4%, from 6.9%.

Technology and operations expenses.  Technology and operations expenses decreased $5.1 million, or 24.2%, to $16.0 million for the three months ended March 31, 2018, from $21.1 million for the three months ended March 31, 2017, due to a decrease in staff costs of approximately $2.8 million, partially the result of business realignment activities. The remaining reductions in these costs can be attributed to lower fees from external contractors and other services, and less costs due to the exit of the TruckCenter land-based, live auction business.  As a percentage of revenue, technology and operations expenses decreased to 26.5%, from 29.1%.

Sales and marketing expenses.  Sales and marketing expenses decreased $0.9 million, or 9.9%, to $8.2 million for the three months ended March 31, 2018, from $9.1 million for the three months ended March 31, 2017, due to a decrease in marketing labor and promotional spend as a result of certain business realignment and restructuring initiatives.  As a percentage of revenue, sales and marketing expenses increased to 13.7%, from 12.6%.

General and administrative expenses.  General and administrative expenses decreased $0.7 million, or 8.5%, to $7.5 million for the three months ended March 31, 2018, from $8.2 million for the three months ended March 31, 2017. This decrease includes reductions in overall staff cost of approximately $0.6 million, partially the result of business realignment and restructuring initiatives. Further reductions relate to a decrease in certain lease costs. As a percentage of revenue, general and administrative expenses increased to 12.4%, from 11.4%.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.3 million, or 21.4%, to $1.1 million for the three months ended March 31, 2018, from $1.4 million for the three months ended March 31, 2017.

Other operating expenses.  Other operating expenses reflected an expense of approximately $0.3 million in the three months ended March 31, 2018, which consisted of approximately $0.5 million of restructuring cost (for further information, see Note 11 to the Consolidated Financial Statements included in this Report), partially offset by $0.2 million of other miscellaneous items. In the three months ended March 31, 2017, Other operating expenses reflected an expense of $1.3 million, which consisted of approximately $1.1 million of business realignment expenses associated with exiting the TruckCenter land-based, live auction business, and a $0.2 million loss on the value of a right the Company held from its participation in certain principal transactions in the Company's CAG business.

Interest and other (income) expense, net.  Interest and other (income) expense, net, increased $0.2 million over prior year, which is not significant.

Provision (benefit) for income taxes.  Provision for income taxes increased $0.5 million, to a provision of $0.4 million for the three months ended March 31, 2018, from a benefit of $0.1 million for the three months ended March 31, 2017, due to the impact of foreign, state, and local taxes and permanent tax adjustments.

     Net loss.  Net loss for the three months ended March 31, 2018 was $5.7 million, compared to $8.3 million for the three months ended March 31, 2017.

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Segment Results

GovDeals. Revenue from our GovDeals segment increased 13.6%, or $1.7 million, due to additional sales volume from existing clients and an increase in the number of new sellers. GMV from this segment increased 16.8%, or $20.2 million, also due to additional sales volume from existing clients and an increase in the number of new sellers. Gross profit within this segment increased 12.7%, or $1.5 million, to $13.1 million for the six months ended March 31, 2018, from $11.6 million for the six months ended March 31, 2017, due to the new business. As a percentage of revenue, gross profit slightly decreased to 92.9%, from 93.7% in the prior year. Gross profit is calculated as total revenue less cost of goods sold and client distributions.

CAG. Revenue from our CAG segment decreased 28.1%, or $22.4 million, due to a lower volume of goods sold under both our Surplus and Scrap Contracts, and a change in mix of commodities to lower value commodities sold under our Scrap contract. Also contributing to the decrease in revenue is lower service revenue related to our Surplus contract, as well as a decrease in sales volume within our CAG Commercial business for both purchase and consignment transaction models. GMV from our CAG segment decreased 29.8%, or $42.4 million, due to a decrease in GMV related to our CAG Commercial business for both purchase and consignment transaction models, a lower volume of goods sold under both our Surplus and Scrap Contracts, and a change in mix of commodities to lower value commodities sold under our Scrap Contract. Gross profit within the CAG segment decreased 24.0%, or $9.5 million, to $30.1 million for the six months ended March 31, 2018, from $39.5 million for the six months ended March 31, 2017. This decrease can primarily be attributed to the lower sales volumes and service revenue described above. As a percentage of revenue, gross profit increased to 52.5%, from 49.7%.

RSCG. Revenue from our RSCG segment decreased 2.3%, or $1.1 million. The decrease in revenue is driven by the change in mix from purchase model to consignment model transactions. GMV from our RSCG segment increased 14.7%, or $8.2 million over fiscal 2017. The increase in GMV is attributable to increased sales under our consignment model during fiscal 2018. The overall decrease in revenue but increase in GMV is due to a change in mix from purchase to consignment model transactions. Gross profit within the RSCG segment increased 1.2%, or $0.2 million for the six months ended March 31, 2018. As a percentage of revenue, gross profit increased to 32.4%, from 31.3%.

Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The decrease in revenue of $0.1 million is largely made up of decreases in revenue related to our decision to exit certain TruckCenter operations in January 2017, mostly offset by increases in revenue related to our IronDirect business. Gross profit within Corporate & Other decreased $1.3 million over prior year, mostly attributable to a $0.6 million inventory reserve within IronDirect during the first quarter of fiscal 2018, and $0.4 million of gross profit related to our TruckCenter operations during the six months ended March 31, 2017, which we exited in January 2017.

Consolidated Results

Total Revenue.  Total consolidated revenue decreased $21.9 million, or 15.3%, to $121.2 million for the six months ended March 31, 2018, from $143.1 million for the six months ended March 31, 2017, primarily due to a $22.4 million decrease in revenue from our CAG segment, a $1.1 million decrease in revenue from our RSCG segment, and a $0.1 million decrease in revenue from Corporate & Other, partially offset by a $1.7 million increase in revenue from our GovDeals segment. Total consolidated GMV decreased $15.9 million, or 4.9%, to $307.5 million for the six months ended March 31, 2018, from $323.4 million for the six months ended March 31, 2017, primarily due to a $42.4 million decrease in GMV from our CAG segment, a $1.9 million decrease within Corporate & Other, partially offset by a $20.2 million increase in GMV from our GovDeals segment, and an $8.2 million increase in GMV from our RSCG segment.

Cost of goods sold.  Cost of goods sold decreased $10.4 million, or 15.6%, to $56.4 million for the six months ended March 31, 2018, from $66.8 million for the six months ended March 31, 2017.  Approximately $8.4 million of this decrease is attributable to a lower volume of sales under our Surplus Contract during the six months ended March 31, 2018, due to the wind-down of that contract. The remainder of this decrease is due to the lower volume of purchase transactions within our Retail and CAG Commercial businesses, as well as the exit of the TruckCenter land-based, live auction business in fiscal 2017, partially offset by increased cost of goods sold within our IronDirect business. As a percentage of revenue, cost of goods sold decreased to 46.5% of revenue, from 46.7%.

Seller distributions.  Seller distributions decreased $2.3 million, or 24.2%, to $7.2 million for the six months ended March 31, 2018, from $9.5 million for the six months ended March 31, 2017, due to lower sales under our Scrap Contract during the six months ended March 31, 2018. As a percentage of revenue, seller distributions decreased to 5.9%, from 6.6%.

Technology and operations expenses.  Technology and operations expenses decreased $8.9 million, or 20.7%, to $34.1 million for the six months ended March 31, 2018, from $43.0 million for the six months ended March 31, 2017, due to a decrease in staff costs of approximately $5.5 million, partially the result of business realignment activities. The remaining reduction in these costs can be attributed to lower fees from external contractors and other services, and less costs due to the exit of the TruckCenter land-based, live auction business. As a percentage of revenue, technology and operations expenses decreased to 28.1%, from 30.0%.

Sales and marketing expenses.  Sales and marketing expenses decreased $2.6 million, or 13.6%, to $16.5 million for the six months ended March 31, 2018, from $19.1 million for the six months ended March 31, 2017, due to a decrease in marketing labor and promotional spend as a result of certain business realignment and restructuring initiatives.  As a percentage of revenue, sales and marketing expenses slightly increased to 13.6%, from 13.4% in the prior year.

General and administrative expenses.  General and administrative expenses decreased $3.1 million, or 17.1%, to $15.0 million for the six months ended March 31, 2018, from $18.1 million for the six months ended March 31, 2017. Included within this decrease are reductions in overall staff cost of approximately $2.0 million, partially the result of business realignment and restructuring initiatives. The remaining reduction in these costs can be attributed to lower non-income tax regulatory costs, and a decrease in certain lease costs. As a percentage of revenue, general and administrative expenses slightly decreased to 12.4%, from 12.6% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.5 million, or 17.2%, to $2.4 million for the six months ended March 31, 2018, from $2.9 million for the six months ended March 31, 2017.

Other operating expenses.  Other operating expenses reflected an expense of approximately $1.8 million in the six months ended March 31, 2018, which consisted of approximately $1.8 million of restructuring cost (for further information, see Note 11 to the Consolidated Financial Statements included in this Report), a $0.1 million loss on the value of a right the Company held from its participation in certain principal transactions in the Company's CAG commercial business, slightly offset by $0.1 million of other income. In the six months ended March 31, 2017, Other operating expense of $0.4 million represents a $0.7 million increase in the value of a right the Company holds from its participation in a principal transaction in the Company's CAG commercial business, and $1.1 million in expenses relating to the exit of the TruckCenter land-based, live auction business.

Interest and other (income) expense, net.  Interest and other (income) expense, net, increased $0.6 million over prior year, to $0.7 million for the six months ended March 31, 2018. Interest and other (income) expense, net, consisted of a gain on sale of equipment of approximately $0.5 million, and $0.2 million of interest income on our note receivable.

Provision (benefit) for income taxes.  (Benefit) for income taxes increased $4.5 million, to a benefit of $4.4 million for the six months ended March 31, 2018, from a provision of $0.1 million for the six months ended March 31, 2017, due to a decrease in the deferred tax balance resulting from the newly enacted lower corporate tax rate, a reduction to the valuation allowance, and the impact of foreign, state, and local taxes and permanent tax adjustments.

     Net loss.  Net loss for the six months ended March 31, 2018 was $6.9 million, compared to $16.6 million for the six months ended March 31, 2017.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded through cash generated from operations. As of March 31, 2018, we had approximately $99.7 million in cash. Throughout the quarter, we have continued to advance the design and development of our LiquidityOne platform, services and analytical tools intended to enable our clients to maximize bottom-line return and transform their supply chain into a high-performing business function. During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform, and during fiscal 2018, we plan to launch further marketplaces onto the platform. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and clients about the initiative.

The effects of the international provisions of the Tax Cuts and Job Act (“the Act”), which establishes a territorial tax system and subject certain foreign earnings on which US tax is currently deferred to a one-time transition tax is uncertain and requires additional analysis. As a result, the Company has not recorded any provisional amounts in the financial statements for the six months ending March 31, 2018 and will re-evaluate its existing accounting position to indefinitely reinvest unremitted foreign earnings. The amount of such unremitted foreign earnings was approximately $8.9 million as of March 31, 2018. As of March 31, 2018, and September 30, 2017, approximately $14.7 million and $14.9 million, respectively, of cash and cash equivalents was held overseas.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.  We did not repurchase shares under this program during the six months ended March 31, 2018 or 2017.  As of March 31, 2018, we may repurchase an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

Net cash provided by operating activities was $6.5 million for the six months ended March 31, 2018, as compared to net cash used by operating activities of $14.4 million for the six months ended March 31, 2017. The $20.9 million increase in cash provided by operations between periods was attributable to improved profitability as well as changes in working capital primarily from collections of receivables and sales of inventory.

Net cash used in investing activities was $0.9 million for the six months ended March 31, 2018, and $4.0 million for the six months ended March 31, 2017.  Net cash used in investing activities for the six months ended March 31, 2017 consisted primarily of expenditures for capitalized software, purchases of equipment, and leasehold improvements.

Net cash provided by financing activities was $0.01 million for the six months ended March 31, 2018, and net cash provided by financing activities was $0.08 million for the six months ended March 31, 2017.  Net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne platform. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2018 were $1.6 million. As of March 31, 2018, we had no outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of March 31, 2018, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars. Outside the United States, we predominantly generate revenues and expenses in the local currency. When we translate the results and net assets of these operations into U.S. dollars for reporting purposes, movements in exchange rates will affect reported results and net assets.

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the six months ended March 31, 2018, as part of our LiquidityOne platform project, we continued to roll out a new enterprise resource planning system to additional areas of the company. The roll-out resulted in changes to certain internal controls over financial reporting. There have not been any further changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, and principal accounting officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).
On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against our Company and our chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased our common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting our growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating our stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, we moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to our retail division were not dismissed. On May 16, 2016, the defendants answered the amended complaint, denying all allegations of wrong-doing. Plaintiffs’ class certification motion was granted, and defendants’ motion for partial summary judgment was denied, on September 6, 2017. On April 18, 2018, the parties reached an agreement in principle to settle this action, including the dismissal and release of all claims against all defendants, in exchange for the payment by our insurance carriers of $17 million to plaintiffs and the class. The agreement is subject to the negotiating of a definitive settlement agreement, preliminary approval of the proposed settlement by the District Court, final approval of such settlement by the District Court after notice to the class, and other customary conditions. There can be no assurance that the settlement will be finalized and approved and, even if approved, whether the conditions to effectiveness will be satisfied.

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

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent us a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. We acknowledged the Shareholder Demand on January 22, 2018. Our Board of Directors has delegated to a special committee of the Board, comprised of independent directors who are not named in the letter, the initial evaluation of and the formulation of recommendations to the Board with respect to the Shareholder Demand.  The special committee has retained counsel to assist and advise in connection with its work.

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

3.2	Amended and Restated Bylaws dated August 2, 2016.
10.1	Letter Agreement Concerning Supplement Cash Bonus, dated March 2, 2018, by and between Roger Gravley and the Company.#
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

# Designates management or compensation plans.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 3, 2018.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)