Form 10-Q
period 2018-06-30
LIQUIDITY SERVICES INC
filed 2018-08-02
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 1, 2018 was 32,123,193.

PART I—FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	June 30, 2018	September 30, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,411	$94,348
Short-term investments	10,000	—
Accounts receivable, net of allowance for doubtful accounts of $531 and $668 at June 30, 2018 and September 30, 2017, respectively	5,856	11,598
Inventory	12,797	20,736
Prepaid taxes	2,267	2,466
Prepaid expenses and other current assets	6,857	9,774
Total current assets	121,188	138,922
Property and equipment, net	15,952	16,793
Intangible assets, net	397	427
Goodwill	45,316	45,388
Net deferred long-term tax assets	963	962
Other assets	13,624	12,737
Total assets	$197,440	$215,229
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$16,264	$13,099
Accrued expenses and other current liabilities	18,204	30,193
Distributions payable	2,239	3,081
Payables to sellers	28,925	24,383
Total current liabilities	65,632	70,756
Deferred taxes and other long-term liabilities	6,487	11,837
Total liabilities	72,119	82,593
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 32,109,731 shares issued and outstanding at June 30, 2018; 31,503,349 shares issued and outstanding at September 30, 2017	29	29
Additional paid-in capital	231,327	227,264
Accumulated other comprehensive loss	(7,195)	(6,431)
Retained earnings (accumulated deficit)	(98,840)	(88,226)
Total stockholders’ equity	125,321	132,636
Total liabilities and stockholders’ equity	$197,440	$215,229

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue	$32,080	$44,404	$115,464	$144,799
Fee revenue	18,489	21,116	56,345	63,851
Total revenue	50,569	65,520	171,809	208,650
Costs and expenses from operations:
Cost of goods sold	19,489	30,413	75,847	97,248
Seller distributions	3,936	5,189	11,107	14,697
Technology and operations	13,663	19,639	47,718	62,607
Sales and marketing	8,386	8,273	24,921	27,410
General and administrative	6,763	8,751	21,791	26,836
Depreciation and amortization	1,020	1,365	3,375	4,228
Other operating expenses	452	652	2,222	1,044
Total costs and expenses	53,709	74,282	186,981	234,070
Loss from operations	(3,140)	(8,762)	(15,172)	(25,420)
Interest and other income, net	(47)	(189)	(776)	(291)
Loss before provision (benefit) for income taxes	(3,093)	(8,573)	(14,396)	(25,129)
Provision (benefit) for income taxes	612	41	(3,824)	91
Net loss	$(3,705)	$(8,614)	$(10,572)	$(25,220)
Basic and diluted loss per common share	$(0.12)	$(0.27)	$(0.33)	$(0.80)
Basic and diluted weighted average shares outstanding	32,104,368	31,485,599	31,984,222	31,369,077

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Net loss	$(3,705)	$(8,614)	$(10,572)	$(25,220)
Other comprehensive (loss) income:
Foreign currency translation	(748)	323	(764)	(68)
Other comprehensive (loss) income, net of taxes	(748)	323	(764)	(68)
Comprehensive loss	$(4,453)	$(8,291)	$(11,336)	$(25,288)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended June 30,
	2018	2017
Operating activities
Net loss	$(10,572)	$(25,220)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,375	4,228
Stock compensation expense	4,134	5,462
Provision for inventory allowance	2,092	8,101
Provision for doubtful accounts	191	(1)
Deferred tax benefit	(4,814)	—
Impairment of intangible assets	—	1,028
Change in fair value of financial instruments	90	(749)
Gain from sale of property and equipment	(489)	—
Changes in operating assets and liabilities:
Accounts receivable	5,551	(1,274)
Inventory	5,847	633
Prepaid and deferred taxes	197	1,356
Prepaid expenses and other assets	1,938	981
Accounts payable	3,165	2,036
Accrued expenses and other current liabilities	(12,149)	(13,422)
Distributions payable	(842)	8,208
Payables to sellers	4,542	(4,971)
Other liabilities	(664)	(662)
Net cash provided by (used in) operating activities	1,592	(14,266)
Investing activities
Increase in intangibles	(23)	(78)
Purchases of property and equipment, including capitalized software	(2,697)	(6,210)
Proceeds from sales of property and equipment	828	—
Purchase of short-term investments	(10,000)	—
Net cash used in investing activities	(11,892)	(6,288)
Financing activities
Proceeds from exercise of common stock options (net of tax)	12	93
Net cash provided by financing activities	12	93
Effect of exchange rate differences on cash and cash equivalents	(649)	(117)
Net decrease in cash and cash equivalents	(10,937)	(20,578)
Cash and cash equivalents at beginning of period	94,348	134,513
Cash and cash equivalents at end of period	$83,411	$113,935
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$800	$(931)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2018 or for any future period.

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

•	Excess tax benefits and deficiencies arising from share-based awards are reflected in the condensed consolidated statements of operations as income tax expense rather than within stockholders’ equity.

•	Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity.

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

The Company adopted the provisions of this guidance during the first quarter of fiscal 2018 as follows:

•
Excess tax benefits and deficiencies arising from share-based awards are reflected within the Consolidated Statements of Operations as income tax expense; adopted prospectively, with no impact to prior year amounts;

•	Excess tax benefits are presented as an operating activity on the statement of cash flows; adopted prospectively with no impact on prior year amounts.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. During the fiscal year ended September 30, 2017, the Company initiated a formal project to assess the new standard, which is being completed in three phases: an assessment phase, a design phase, and an implementation phase. The Company has completed the assessment phase, which consisted of reviewing a representative sample of contracts, engaging in discussions with key stakeholders, and cataloging potential impacts on the Company’s accounting policies, financial statements, and systems and processes. The implementation team has apprised both management and the audit committee of project status on a regular basis. As part of the design phase, the Company is performing an in-depth contract review process, and drafting a set of accounting policies in compliance with the new standard. The Company is continuing to evaluate all potential impacts of the new standard, including certain potential accounting impacts that the Company has identified that, require more detailed analysis, including the principal-agent guidance, the transfer of control guidance, and the guidance on when certain services that the Company provides would be considered separate performance obligations. Because this assessment is preliminary and the accounting for revenue recognition is subject to significant judgment, this could change as the Company finalizes its assessment of the new standard. The Company does not yet know and cannot reasonably estimate the quantitative impact of adoption of the new standard on the consolidated financial statements. This guidance will become effective for the Company beginning on October 1, 2018. The Company intends to adopt the new standard on a modified retrospective basis.
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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows entities to elect to classify from accumulated other comprehensive income (loss) to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. An entity that does not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act shall disclose in the period of adoption a statement that the election was not made. This guidance will become effective for the Company beginning on October 1, 2019. The Company is currently evaluating the methods of adoption of the new standard and the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2017. Early adoption of the standard is permitted. The Company is currently evaluating the effect that adoption of the standard is expected to have on the Company’s consolidated financial statements and related disclosures.

Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million five-year interest bearing promissory note to the Company. Of the $12.3 million, $2.5 million has been repaid. Of the remaining $9.8 million, $8.3 million is recorded in Other assets, and $1.5 million in Prepaid expenses and other current assets as of June 30, 2018.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks over FDIC limits, certificates of deposit, and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

During the nine months ended June 30, 2018, the Company had two material vendor contracts with the Department of Defense (DoD) under which it acquired, managed and sold government property, the Surplus Contract and the Scrap Contract. Revenue from the sale of property acquired, as well as provision of services, under the Surplus Contract accounted for approximately 0.2% and 26.4% of the Company's consolidated revenue for the three months ended June 30, 2018 and 2017, respectively, and for approximately 16.2% and 27.8% of the Company's consolidated revenue for the nine months ended June 30, 2018 and 2017, respectively. Revenue from the sale of property acquired under the Scrap Contract accounted for approximately 12.1% and 12.3% of the Company's consolidated revenue for the three months ended June 30, 2018 and 2017, respectively, and 10.0% and 10.9% of the Company's consolidated revenue for the nine months ended June 30, 2018 and 2017, respectively. These contracts are included within the Company's CAG segment. See Note 3, Significant Contracts, for further information related to the wind-down of the Surplus Contract.

Additionally, the Company has a vendor contract with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under this contract represented approximately 41.0% and 25.0% of cost of goods sold for the three months ended June 30, 2018 and 2017, respectively, and 28.5% and 22.1% of cost of goods sold for the nine months ended June 30, 2018 and 2017, respectively. This contract is included within the Company's RSCG segment.

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

For the three and nine months ended June 30, 2018 and 2017, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive.  See Note 7 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive for the three and nine months ended June 30, 2018 and 2017.

The following summarizes the basic and diluted loss per share:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited) (dollars in thousands, except per share amounts)
Weighted average shares calculation:
Basic weighted average common shares outstanding	32,104,368	31,485,599	31,984,222	31,369,077
Treasury stock effect of options and restricted stock	—	—	—	—
Diluted weighted average common shares outstanding	32,104,368	31,485,599	31,984,222	31,369,077

Net loss	$(3,705)	$(8,614)	$(10,572)	$(25,220)
Basic and diluted loss per common share	$(0.12)	$(0.27)	$(0.33)	$(0.80)

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
Historically, the Company had two material vendor contracts with the DoD, the Scrap Contract and the Surplus Contract.
Under the Scrap Contract, the Company is the remarketer of all DoD non-electronic scrap turned into the Defense Logistics Agency (DLA) available for sale within the United States, Puerto Rico, and Guam.
The Scrap contract was awarded to the Company in April 2016. The Scrap Contract has a 36-month base term that commenced in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. The base term of the Scrap contract will expire on September 30, 2019. The Company pays a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bears all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company. The Company commenced operations under this contract in the quarter ended December 31, 2016, the first quarter of fiscal year 2017.

Revenue from the Scrap Contract accounted for approximately 12.1% and 12.3% of the Company's consolidated revenue for the three months ended June 30, 2018 and 2017, respectively, and 10.0% and 10.9% of the Company's consolidated revenue for the nine months ended June 30, 2018 and 2017, respectively.

The Surplus Contract was a competitive-bid contract under which the Company acquired, managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract required the Company to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value. The Company retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD for the inventory that has not been paid for in the amount of $0.9 million and $6.8 million as of June 30, 2018 and September 30, 2017, respectively.

On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two new term surplus contracts. On December 5, 2017, the DLA determined that the Company was not the high bidder for either of the two contracts. The Company made its final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018 has completed its wind-down of the Surplus Contract.

Revenue from the Surplus Contract accounted for approximately 0.2% and 26.4% of the Company's consolidated revenue for the three months ended June 30, 2018 and 2017, respectively, and for approximately 16.2% and 27.8% of the Company's consolidated revenue for the nine months ended June 30, 2018 and 2017, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

4.    Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following table presents goodwill balances and foreign currency translation adjustments to those balances during the nine months ended June 30, 2018:

Goodwill (in thousands)	CAG	GovDeals	Total
Balance at September 30, 2017	$21,657	$23,731	$45,388
Translation adjustments	(72)	—	(72)
Balance at June 30, 2018	$21,585	$23,731	$45,316

As part of the Company's fiscal year 2017 annual goodwill impairment assessment, the Company determined that certain events required performing a step one evaluation of goodwill to identify potential impairment. After performing the step one test, the Company concluded its remaining reporting units with goodwill had fair values, that substantially exceeded their respective book values as of July 1, 2017.

5.    Intangible Assets

The components of identifiable intangible assets as of June 30, 2018 and September 30, 2017 are as follows:

		June 30, 2018			September 30, 2017
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Patent and trademarks	3 - 10	793	(396)	397	943	(516)	427
Total intangible assets		$793	$(396)	$397	$943	$(516)	$427

Future expected amortization of intangible assets at June 30, 2018 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2018 Remaining three months	$19
2019	66
2020	64
2021	76
2022 and thereafter	172
Total	$397

Intangible assets amortization expense was approximately $0.02 million and $0.3 million for the three months ended June 30, 2018 and 2017, respectively. Intangible assets amortization expense was approximately $0.1 million and $0.9 million for the nine months ended June 30, 2018 and 2017, respectively.

6.	Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act reduces the corporate tax rate from 35% to 21%. During the three months ending December 31, 2017, the Company revised its estimated annual effective tax rate to reflect this change in the statutory rate. The rate change is administratively effective at the beginning of the Company's 2018 fiscal year, using a blended rate of 24.53%. At June 30, 2018, the Company had not yet completed its accounting for the tax effects of the Tax Act; however, in the following cases the Company has made a provisional estimate of the Tax Act's effects. The Company recognized a tax benefit of $3.5 million for the period ended December 31, 2017 as a result of adjusting its deferred tax balance

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

to reflect the new corporate tax rate. In addition, the Tax Act makes the alternative minimum tax (“AMT”) credit refundable in tax years beginning after 2017 and before 2022. As a result of this change, the Company reduced its valuation allowance on its AMT credits and recognized an income tax benefit of $1.7 million.

The effect of the international provisions of the Tax Act, which establish a territorial tax system and subjects certain foreign earnings on which US tax is currently deferred to a one-time transition tax, is uncertain. As a result, the Company has not recorded any provisional amounts in its financial statements for the three and nine months ending June 30, 2018.

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first nine months of fiscal year 2018 and its corresponding effective tax rate is approximately -8.6% before recognition of a $5.2 million tax benefit resulting from the new Tax Act netted against a $0.1 million charge for interest related to the federal income tax examination for fiscal years 2013 through 2015 which was closed during the second quarter of 2018. The $5.2 million benefit resulted from the reduction to the Company’s deferred tax balance to reflect the new corporate tax rate and reduction to its valuation allowance on AMT credits.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. The Company identified no new uncertain tax positions during the nine months ended June 30, 2018. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. During the nine months ended June 30, 2018, the Company closed the examination of its federal and state income tax returns for fiscal years 2012 through 2015 and incurred a $0.1 million tax charge to close out the examination of its federal income tax returns for fiscal years 2013 through 2015. As of June 30, 2018, none of the Company's federal or state income tax returns are under examination. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2014 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2014 may be adjusted upon examination by tax authorities if they are utilized.

7.	Stockholders’ Equity

Share Repurchase Program

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program from time to time, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the nine months ended June 30, 2018 or 2017. As of June 30, 2018, the Company may repurchase an additional $10.1 million in shares under this program.

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

Cash-Settled Stock Appreciation Rights

During the nine months ended June 30, 2018, the Company did not issue any cash-settled stock appreciation rights. During the nine months ended June 30, 2018, 87,084 cash-settled stock appreciation rights were exercised, and 358,660 cash-settled stock appreciation rights were forfeited. As of June 30, 2018, 1,007,889 cash-settled stock appreciation rights were outstanding. During fiscal year 2017, the Company issued 218,550 cash-settled stock appreciation rights at the price of $10.30, and 234,313 cash-settled stock appreciation rights were forfeited. Cash-settled stock appreciation rights are recorded as liability awards.

Stock Option Activity

A summary of the Company’s stock option activity for the nine months ended June 30, 2018, and year ended September 30, 2017 is as follows:

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2016	1,708,487	$13.91
Options granted	232,845	9.18
Options exercised	(12,421)	7.41
Options canceled	(223,938)	13.00
Options outstanding at September 30, 2017	1,704,973	13.43
Options granted	546,644	4.71
Options exercised	(1,762)	6.63
Options canceled	(297,147)	12.54
Options outstanding at June 30, 2018	1,952,708	$11.13
Options exercisable at June 30, 2018	1,137,727	$14.88

The intrinsic value and weighted average remaining contractual life in years of outstanding and exercisable options at June 30, 2018 is approximately $1.1 million and 6.12 years, and $0.06 million and 5.2 years, respectively, based on a stock price per share of $6.55 on June 30, 2018.  Over the last three years, volatility rates have ranged from 51.49% to 58.59%, the dividend rate has been 0%, risk free interest rates have ranged from 0.47% to 2.17% and expected forfeiture rates have ranged from 0% to 23.54%. Upon adoption of ASU 2016-09, beginning in the first quarter of fiscal 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

Restricted Share Activity

A summary of the Company’s restricted share activity for the nine months ended June 30, 2018, and year ended September 30, 2017 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2016	2,661,245	$9.34
Restricted shares granted	849,352	8.78
Restricted shares vested	(748,266)	11.04
Restricted shares canceled	(571,900)	9.81
Unvested restricted shares at September 30, 2017	2,190,431	8.42
Restricted shares granted	517,561	6.59
Restricted shares vested	(604,620)	9.23
Restricted shares canceled	(501,122)	8.89
Unvested restricted shares at June 30, 2018	1,602,250	$7.38

The intrinsic value and weighted average remaining contractual life in years of unvested restricted stock units at June 30, 2018 was approximately $10.5 million and 8.32 years, respectively, based on a stock price per share of $6.55 on June 30, 2018.

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

As of June 30, 2018, and September 30, 2017, the Company had no Level 1 or Level 2 assets or liabilities measured at fair value. As of September 30, 2017, the Company had financial assets that were measured at fair value and were classified as Level 3 assets within the fair value hierarchy. The Company elected to record the financial assets using the fair value option under ASC 825, Financial Instruments. These financial assets represented the value of rights the Company holds from its participation in certain principal transactions in the Company's commercial business, where a third-party partner owns the underlying assets to be sold, and the Company has contributed funds to the partner towards purchasing those underlying assets. These assets were included in Prepaid expenses and other current assets in the Consolidated Balance Sheets. The changes in financial assets measured at fair value for which the Company has used Level 3 inputs to determine fair value for the quarter ended June 30, 2018 are as follows (dollars in thousands):

Level 3 Assets

Balance at September 30, 2017	$491
Acquisition of financial assets	—
Settlements	(401)
Change in fair value of financial assets	(90)
Balance at June 30, 2018	$—

During the nine months ended June 30, 2018, the Company recognized a loss of approximately $0.1 million on its financial assets.

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

The Company’s financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), certificates of deposit, accounts receivable, and a promissory note. The Company believes the carrying values of these instruments approximates fair value.

9.	Defined Benefit Pension Plan

Certain employees of Liquidity Services UK Limited (“GoIndustry”), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the “HB Pension Fund”), a qualified defined benefit pension plan.

The net periodic benefit recognized for the three and nine months ended June 30, 2018 and 2017 included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
Qualified Defined Benefit Pension Plan	2018	2017	2018	2017
	(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	158	148	493	436
Expected return on plan assets	(242)	(213)	(750)	(623)
Settlement cost	—	—	(8)	—
Total net periodic (benefit)	$(84)	$(65)	$(265)	$(187)

10.    Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry (the "Subsidiary") and the Trustees (the “Trustees”) of the HB Pension Fund. Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the HB Pension Fund up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee.  The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. As of June 30, 2018, the Company's plan assets exceeded plan liabilities by approximately $2.1 million. As of September 30, 2017, the Company's plan assets exceeded plan liabilities by approximately $1.9 million. The funded status of the HB Pension Fund as of September 30, 2017, was disclosed in Note 12, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017.

11. Business Realignment Expenses
During the fourth quarter of fiscal year 2017, the Company began to restructure its CAG business.  The restructuring plan resulted in a reduction in force across a number of departments, including Sales, Marketing and Operations in both the US and

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

in Europe.  In connection with this restructuring, on September 25, 2017 the Company terminated the employment of the President of the CAG business and provided a severance package to the executive in the amount of $0.3 million. Overall, severance costs associated with this restructuring amounted to approximately $0.9 million.  In addition, the restructuring plan calls for the closure of several offices and legal entities in Europe and Asia.  Legal and administrative costs associated with the restructuring amounted to $0.1 million.
The Company continued to implement its CAG cost cutting initiatives during the nine months ended June 30, 2018. In addition, as discussed in Note 3, Significant Contracts, the Company was not the high bidder for the new surplus contracts, and therefore completed winding down operations of the Surplus Contract during the nine months ended June 30, 2018. As a result, the Company recognized an additional $1.5 million in restructuring costs during the first nine months of fiscal 2018, $1.0 million of which related to severance and occupancy cost as a result of the loss of the Surplus Contract. Restructuring costs associated with the restructuring plan were recognized within the other operating expense (income) line item in the consolidated statement of operations. This activity is included within employee severance and benefit costs in the table below.
During fiscal year 2017, the Company reorganized its IronDirect business. As a result, the Company recorded approximately $0.9 million of net expense related to the impairment of long-lived assets associated with the IronDirect business, as well as a fair value adjustment. The impairment was comprised of $1.2 million of impairment of contract intangibles, and $0.6 million of impairment of fixed assets. This expense was netted against a $0.9 million reversal of an earn-out liability. In addition to these impairments, and the restructuring of its IronDirect business model, the Company terminated the employment of the President and incurred severance costs of approximately $0.1 million, which is included within employee severance and benefit costs in the table below. During the first nine months ended June 30, 2018, the Company recorded restructuring costs of approximately $0.1 million related to occupancy and certain onerous contract costs related to its IronDirect business.
On June 16, 2017, the Company entered into an agreement to sub-lease 18,412 square feet of office space at 6931 Arlington Road, Bethesda, Maryland. The sub-lease commenced September 29, 2017 and will expire April 30, 2023. On the sub-lease commencement date, the Company relocated its headquarters from 1920 L Street NW, Washington DC, to the new Bethesda location. The Company ceased using the previous location as of September 30, 2017 and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017, under the Other operating expenses line item. During the nine months ended June 30, 2018, the Company paid down the cease-use charge in the amount of approximately $0.8 million. This activity is presented under occupancy cost in the table below.
During the nine months ended June 30, 2018, the Company recognized an additional $0.5 million in severance cost primarily related to the restructuring of its Corporate IT department. This is recorded within the Corporate & Other line item below.
The table below sets forth the significant components of and activity in the liability for business realignment initiatives during the nine months ended June 30, 2018, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2017	Business Realignment Expenses	Cash Payments	Liability Balance at June 30, 2018
Employee severance and benefit costs:
CAG	$793	$910	$(1,644)	$59
Corporate & Other	399	462	(850)	11
Total employee severance and benefit costs	1,192	1,372	(2,494)	70
Occupancy and other costs:
CAG	—	675	(188)	487
Corporate & Other	1,988	35	(841)	1,182
Total occupancy and other costs	1,988	710	(1,029)	1,669
Total business realignment	$3,180	$2,082	$(3,523)	$1,739
The $2.1 million in employee severance and occupancy cost per the table above is recorded in Other operating expenses (income) in the Consolidated Statements of Operations. Of this $2.1 million in cost, approximately $0.9 million is associated

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

with general and administrative, $0.2 million with sales and marketing, and $1.0 million with technology and operations activities.
The Company expects that the remaining liability balance at June 30, 2018, of approximately $1.7 million, will be paid during fiscal years 2018 and 2019.

12.      Legal Proceedings

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).

On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company's common stock between February 1, 2012 and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company's growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating the Company's stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company's retail division were not dismissed. On May 16, 2016, the defendants answered the amended complaint, denying all allegations of wrong-doing. Plaintiffs’ class certification motion was granted, and defendants’ motion for partial summary judgment was denied, on September 6, 2017. On June 19, 2018, the parties reached agreement to settle this action, including the dismissal and release of all claims against all defendants, in exchange for the payment by the Company’s insurance carriers of $17 million to plaintiffs and the class. The agreement was submitted to the District Court and was preliminarily approved on June 20, 2018.  Final approval of the settlement will be decided at a hearing before the District Court scheduled for October 5, 2018 after notice to the class and other customary conditions are satisfied. There can be no assurance that the settlement will be approved and, even if approved, whether the conditions to effectiveness will be satisfied.

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

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent the Company a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. The Company acknowledged the Shareholder Demand on January 22, 2018. The Company’s Board of Directors has delegated to a special committee of the Board, comprised of independent directors who are not named in the letter, the initial evaluation of and the formulation of recommendations to the Board with respect to the Shareholder Demand.  The special committee has retained counsel to assist and advise it in connection with its work.

13.     Segment Information

The Company provides operating results in three reportable segments: GovDeals, Capital Assets Group (CAG), and Retail Supply Chain Group (RSCG). These three segments constitute 98% of the Company's revenue as of June 30, 2018, and

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

each offers separately branded marketplaces to enable sellers to achieve channel marketing objectives to reach buyers. Across its segments, the Company offers its sellers two primary transaction models as well as a suite of services, and our revenues vary depending upon the models employed and the level of service required. A description of the reportable segments follows:

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

•
The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable federal government agencies as well as commercial businesses to sell surplus, salvage, and scrap assets. The assets that the Company receives as a contractor of the DLA of the Department of Defense (DoD) are sold in this segment. CAG also offers a suite of services that includes surplus management, asset valuation, and asset sales and marketing services. Commercial sellers are located worldwide. This segment includes the Company's Network International, GoIndustry DoveBid, and Government Liquidation marketplaces.

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

The amount of our revenue that came from sales outside of the U.S. for the three months ended June 30, 2018 and 2017 was 14.5% and 10.0%, respectively. The amount of our revenue that came from sales outside of the U.S. for the nine months ended June 30, 2018 and 2017 was 12.9% and 11.3%, respectively.

The following table sets forth certain financial information for the Company's reportable segments and Corporate & Other:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements — (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
GovDeals:
Revenue	$8,421	$7,464	$22,554	$19,901
Gross profit	$7,795	$7,023	$20,927	$18,670

CAG:
Revenue	$15,011	$34,400	$72,230	$113,978
Gross profit	$9,911	$17,418	$39,973	$56,961

RSCG:
Revenue	$26,343	$23,528	$73,742	$72,029
Gross profit	$9,305	$7,398	$24,649	$22,566

Corporate & Other:
Revenue	$794	$128	$3,283	$2,742
Gross profit	$133	$(1,921)	$(694)	$(1,492)

Consolidated:
Revenue	$50,569	$65,520	$171,809	$208,650
Gross profit	$27,144	$29,918	$84,855	$96,705

The following table presents a reconciliation between the Company's reportable segments and the Company's consolidated results:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Reconciliation:
Gross profit	$27,144	$29,918	$84,855	$96,705
Operating Expenses	30,284	38,680	100,027	122,125
Interest and other income, net	(47)	(189)	(776)	(291)
Provision (benefit) for income taxes	612	41	(3,824)	91
Net loss	$(3,705)	$(8,614)	$(10,572)	$(25,220)

14.     Subsequent Event

On July 10, 2018, the Company acquired all of the outstanding stock of Machinio Corporation, a privately owned company based in Chicago, Illinois, for net cash consideration of approximately $16.7 million, equity consideration of approximately $2.0 million, and contingent consideration payable in 2020 of up to $5.0 million. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended June 30, 2018, the number of registered buyers grew from 3,106,000 to 3,275,000, or approximately 5.4%.

On July 10, 2018, Liquidity Services acquired 100% of Machinio Corp., a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

Our revenue.  Substantially all of our revenue is earned through the following transaction models.

•
Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our vendors either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for approximately 63.4% and 67.2% of our total revenue for the three and nine months ended June 30, 2018, respectively. These amounts include revenue earned from the sale of property obtained under the Scrap Contract, which accounted for approximately 12.1% and 10.0% of our total revenue for the three and nine months ended June 30, 2018, respectively. The price we paid the DLA for the property purchased under the Scrap Contract is based on a revenue share model. One of our key operating metrics is gross merchandise volume, or GMV, a non-GAAP financial measure which we define as the total sales value of all merchandise sold by us or our sellers through our marketplaces and other channels during a given period of time. The merchandise sold under our purchase transaction model accounted for approximately 19.4% and 23.5% of our GMV for the three and nine months ended June 30, 2018, respectively.

•
Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations. Our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for approximately 34.7% and 29.8% of our total revenue for the three and nine months ended June 30, 2018, respectively. The merchandise sold under our consignment model accounted for approximately 80.6% and 76.5% of our total GMV for the three and nine months ended June 30, 2018, respectively.

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

Our Vendor Agreements

Our DoD agreements.  Historically, we had two material vendor contracts with the DoD, the Scrap Contract and the Surplus Contract.

•Scrap Contract.  On April 8, 2016, the Defense Logistics Agency (DLA) awarded us the second Scrap Contract. Under the second Scrap Contract, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell all non-electronic scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bear all of the costs for the sorting, merchandising and sale of the property. The second Scrap Contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. Transactions under this contract follow the purchase transaction model described above.

Resale of scrap property that we purchased under the Scrap Contract accounted for approximately 12.1% and 12.3% of our revenue for the three months ended June 30, 2018 and 2017, respectively, and approximately 10.0%, and 10.9% of our revenue for the nine months ended June 30, 2018 and 2017, respectively. The property sold under the Scrap Contract accounted for approximately 3.7% and 5.0% of our GMV for the three months ended June 30, 2018 and 2017, respectively, and approximately 3.7% and 4.7% of our GMV for the nine months ended June 30, 2018 and 2017, respectively. This contract is included within our CAG segment.

•Surplus Contract.  The Surplus Contract was a competitive-bid contract under which we acquired, managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract required us to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value. We retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property.

On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two new term surplus contracts. On December 5, 2017, the DLA determined that we were not the high bidder for either of the two contracts. As a result, we made our final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018 had wound down the Surplus contract. The Surplus Contract accounted for $74.6 million, or 27.6% of revenue in fiscal year 2017, $58.1 million or 27.8% of revenue in the nine months ended June 30, 2017, and $27.9 million or 16.2% of revenue in the nine months ended June 30, 2018. The property sold under the Surplus Contract accounted for approximately 0.1% and 8.5% of our GMV for the three months ended June 30, 2018 and 2017, respectively, and 5.4% and 9.3% of our GMV in the nine months ended June 30, 2018 and 2017. Transactions under the Surplus Contract followed the purchase transaction model described above. This contract is included within our CAG segment.

The lost profits from the wind-down and expiration of the Surplus Contract were offset by benefits from the reorganization and realignment efforts in fiscal 2017, as well as in the nine months ended June 30, 2018 (see Note 11 Business realignment expenses). The wind-down impact of the Surplus Contract is offset by the reorganization efforts within our CAG Commercial business and Corporate functions, and our realignment of our TruckCenter and IronDirect businesses.

We recorded approximately $1.0 million of severance and occupancy cost during the nine months ended June 30, 2018, as a result of the restructuring and realignment efforts undertaken due to the loss of the Surplus Contract. The wind-down was completed as of June 30, 2018.

Our commercial agreements. We have a vendor contract with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 41.0%, and 25.0% of cost of goods sold for the three months ended June 30, 2018 and 2017, respectively, and approximately 28.5%, and 22.1% of cost of goods sold for the nine months ended June 30, 2018 and 2017, respectively. This contract is included within our RSCG segment.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume.  Gross merchandise volume, or GMV, is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, product development, sales and marketing, and operations. See Results of Operations for further information on GMV.

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

Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2018, and September 30, 2017, we had 3,275,000 and 3,171,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2018 and 2017, 512,000 and 577,000, respectively, total auction participants participated in auctions on our marketplaces. During the nine months ended June 30, 2018 and 2017, 1,580,000 and 1,740,000, respectively, total auction participants participated in auctions on our marketplaces. Largely as a result of the wind-down of the Surplus Contract, there has been a decrease in auction participants during fiscal 2018 compared with fiscal 2017.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2018 and 2017, we completed 121,000 and 134,000 transactions, respectively. During the nine months ended June 30, 2018 and 2017, we completed 361,000 and 407,000 transactions, respectively. Largely as a result of the wind-down of the Surplus Contract, there has been a decrease in completed transactions during fiscal 2018 compared with fiscal 2017.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income plus interest and other (income) expense, net; provision for income taxes; and depreciation and amortization. Interest and other (income) expense, net, can include non-operating gains and losses, such as from foreign currency fluctuations and disposals of fixed assets. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

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
The table below reconciles income to EBITDA and Adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
	(In thousands) (Unaudited)
Net loss	$(3,705)	$(8,614)	$(10,572)	$(25,220)
Interest and other income, net	(47)	(189)	(776)	(291)
Provision (benefit) for income taxes	612	41	(3,824)	91
Depreciation and amortization	1,020	1,365	3,375	4,228
EBITDA	(2,120)	(7,397)	(11,797)	(21,192)
Stock compensation expense	1,436	1,563	4,134	5,462
Acquisition costs and impairment of long-lived assets*	204	886	204	886
Business realignment expenses*	249	(234)	2,073	906
Adjusted EBITDA	$(231)	$(5,182)	$(5,386)	$(13,938)
* Acquisition costs and impairment of long-lived assets and business realignment expenses, which are excluded from Adjusted EBITDA, are included in Other operating expenses on the Statements of Operations. See Note 11 to Notes to Consolidated Financial Statements for further detail.

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

The amount of our revenue that came from sales outside of the U.S. for the three months ended June 30, 2018 and 2017 was 14.5% and 10.0%, respectively. The amount of our revenue that came from sales outside of the U.S. for the nine months ended June 30, 2018 and 2017 was 12.9% and 11.3%, respectively.

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

A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) has its performance reviewed by management. We have four reporting units-RSCG, CAG, GovDeals, and IronDirect.

As part of our fiscal year 2017 annual impairment assessment performed as of July 1, 2017, we believed that certain events required performing a step one evaluation of goodwill to identify potential impairment. As a result of the step one test, we determined that our reporting units with goodwill had fair values as of September 30, 2017, that substantially exceeded their respective book values.

     We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled 45.7 million at June 30, 2018. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material customers.

Income taxes.  We account for income taxes using the asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence to estimate whether future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of subjective negative evidence that we evaluated as of September 30, 2017 was the cumulative loss incurred over the three-year period ended September 30, 2017, and projected losses in the near-term future. Such objective evidence limited our ability to consider other subjective evidence, such as our projections for future growth.

On the basis of our evaluation of our deferred tax assets as of September 30, 2017, we recorded a charge of $10.1 million to our valuation allowance during the fiscal year ended September 30, 2017. Staff Accounting Bulletin 118 provides guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the "Tax Act") signed into law on December 22, 2017. To the extent that a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. Accordingly, during the nine months ended June 30, 2018, we recorded a provisional reduction of $10.1 million to our valuation allowance. The reduction is comprised of $13.0 million for the re-measurement of deferred tax assets at the newly enacted tax rate and $1.7 million for the recognition of tax credits resulting from the repeal of the alternative minimum tax, netted against a charge of $4.6 million for net operating losses generated during the nine months ended June 30, 2018.

We apply the authoritative guidance related to accounting for uncertainty in income taxes. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During the nine months ended June 30, 2018, we did not identify new uncertain tax benefits.

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

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax (loss) income. Our effective income tax rate before discrete items was -8.6% for the nine months ended June 30, 2018. The 2018 effective tax rate differed from the statutory federal rate of 24.5% primarily as a result of the valuation allowance charge and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Costs and expenses from operations:
Cost of goods sold	38.5	46.4	44.1	46.6
Seller distributions	7.8	7.9	6.5	7.0
Technology and operations	27.0	30.0	27.8	30.0
Sales and marketing	16.6	12.6	14.5	13.1
General and administrative	13.4	13.4	12.7	12.9
Depreciation and amortization	2.0	2.1	2.0	2.0
Other operating expenses	0.9	1.0	1.3	0.5
Total costs and expenses	106.2	113.4	108.9	112.1
Loss from operations	(6.2)	(13.4)	(8.9)	(12.1)
Interest and other income, net	(0.1)	(0.3)	(0.5)	(0.1)
Loss before (provision) benefit for income taxes	(6.1)	(13.1)	(8.4)	(12.0)
Provision (benefit) for income taxes	1.2	0.1	(2.2)	—
Net loss	(7.3)%	(13.2)%	(6.2)%	(12.0)%

The following table presents segment GMV, revenue, gross profit, and gross profit margin for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017
GovDeals:
GMV	$85,415	$75,527	$225,996	$195,866
Total revenue	8,421	7,464	22,554	19,901
Gross profit	7,795	7,023	20,927	18,670
Gross profit margin	92.6%	94.1%	92.8%	93.8%

CAG:
GMV	43,841	55,113	144,002	197,710
Total revenue	15,011	34,400	72,230	113,978
Gross profit	9,911	17,418	39,973	56,961
Gross profit margin	66.0%	50.6%	55.3%	50.0%

RSCG:
GMV	33,550	30,053	97,857	86,122
Total revenue	26,343	23,528	73,742	72,029
Gross profit	9,305	7,398	24,649	22,566
Gross profit margin	35.3%	31.4%	33.4%	31.3%

Corporate & Other:
GMV	787	178	3,273	4,613
Total revenue	794	128	3,283	2,742
Gross profit	133	(1,921)	(694)	(1,492)
Gross profit margin	16.8%	(1,500.8)%	(21.1)%	(54.4)%

Consolidated:
GMV	163,593	160,871	471,128	484,311
Total revenue	50,569	65,520	171,809	208,650
Gross profit	27,144	29,918	84,855	96,705
Gross profit margin	53.7%	45.7%	49.4%	46.3%

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Segment Results

GovDeals. Revenue from our GovDeals segment increased 12.8%, or $1.0 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from this segment increased 13.1%, or $9.9 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 11.0%, or $0.8 million, to $7.8 million for the three months ended June 30, 2018, from $7.0 million for the three months ended June 30, 2017, due to the new business. As a percentage of revenue, gross profit decreased to 92.6% for the three months ended June 30, 2018, from 94.1% for the three months ended June 30, 2017. Gross profit is calculated as total revenue less cost of goods sold and seller distributions.

CAG. Revenue from our CAG segment decreased 56.4%, or $19.4 million. Approximately $17.2 million of this change was due to the wind-down of the Surplus contract. Additionally, the Scrap Contract experienced a lower volume of goods sold, as well as a change in mix of commodities to lower value commodities. The lower volume and unfavorable mix were partially offset by improved commodity prices. Also contributing to the decrease in revenue is a slight reduction in overall sales volume within our CAG Commercial business. GMV from our CAG segment decreased 20.5%, or $11.3 million. The wind-down of the Surplus contract resulted in a decrease of approximately $13.6 million. Also contributing to the decrease is the lower volume of goods sold, as well as a change in mix of commodities to lower value commodities under the Scrap contract, partially offset by improved commodity prices. These overall reductions were partially offset by an increase in GMV of $4.3 million from our CAG Commercial business. Gross profit within the CAG segment decreased 43.1%, or $7.5 million, to $9.9 million for the three months ended June 30, 2018, from $17.4 million for the three months ended June 30, 2017. This decrease can primarily be attributed to the wind-down of the Surplus Contract and lower sales volumes described above. As a percentage of revenue, gross profit increased to 66.0% for the three months ended June 30, 2018 from 50.6% for the three months ended June 30, 2017.

RSCG. Revenue from our RSCG segment increased 12.0%, or $2.8 million, due to increases in revenue from both the purchase and consignment transaction models. GMV from our RSCG segment increased 11.6%, or $3.5 million, due to increases in GMV in both the purchase and consignment transaction models. Gross profit within the RSCG segment increased 25.8%, or $1.9 million for the three months ended June 30, 2018, due to the increases in revenue described above. As a percentage of revenue, gross profit increased to 35.3%, from 31.4%.

Corporate & Other. The increase in revenue of $0.7 million is attributable to increases in revenue from IronDirect. Gross profit within Corporate & Other increased $2.1 million over the prior year, attributable to a $1.9 million inventory reserve recorded within IronDirect during the third quarter of fiscal 2017.

Consolidated Results

Total Revenue.  Total consolidated revenue decreased $14.9 million, or 22.7%, to $50.6 million for the three months ended June 30, 2018, from $65.5 million for the three months ended June 30, 2017, due to a $19.4 million decrease in revenue from our CAG segment, partially offset by a $2.8 million increase in revenue from our RSCG segment, a $1.0 million increase in revenue from our GovDeals segment, and a $0.7 million increase in revenue from Corporate & Other. Total consolidated GMV increased $2.7 million, or 1.7%, to $163.6 million for the three months ended June 30, 2018, from $160.9 million for the three months ended June 30, 2017, primarily due to a $3.5 million increase in GMV from our RSCG segment, a $9.9 million increase in GMV from our GovDeals segment, and a $0.6 million increase within Corporate & Other, partially offset by an $11.3 million decrease in GMV from our CAG segment.

Cost of goods sold.  Cost of goods sold decreased $10.9 million, or 35.9%, to $19.5 million for the three months ended June 30, 2018, from $30.4 million for the three months ended June 30, 2017.  Approximately $10.3 million of this decrease is attributable to the wind-down of the Surplus Contract. In addition, cost of goods sold decreased $1.4 million due to the exit of the TruckCenter land-based, live auction business, partially offset by an increase of approximately $0.9 million from our IronDirect business. Resulting from the wind-down of the Surplus Contract, as a percentage of revenue, cost of goods sold decreased to 38.5% from 46.4%.

Seller distributions.  Seller distributions decreased $1.3 million, or 25.0%, to $3.9 million for the three months ended June 30, 2018, from $5.2 million for the three months ended June 30, 2017, due to lower sales under our Scrap Contract during the three months ended June 30, 2018. As a percentage of revenue, seller distributions decreased to 7.8%, from 7.9%.

Technology and operations expenses.  Technology and operations expenses decreased $5.9 million, or 30.1%, to $13.7 million for the three months ended June 30, 2018, from $19.6 million for the three months ended June 30, 2017, due to a decrease in operations related costs of approximately $3.4 million, largely the result of business realignment activities. The remaining $2.5 million reduction in these costs can be attributed to reductions in technology costs from internal IT labor, as well as lower fees from external contractors and other service providers. As a percentage of revenue, technology and operations expenses decreased to 27.0%, from 30.0%.

Sales and marketing expenses.  Sales and marketing expenses increased $0.1 million, or 1.2%, to $8.4 million for the three months ended June 30, 2018, from $8.3 million for the three months ended June 30, 2017, which is not significant.  As a percentage of revenue, sales and marketing expenses increased to 16.6%, from 12.6%.

General and administrative expenses.  General and administrative expenses decreased $2.0 million, or 22.7%, to $6.8 million for the three months ended June 30, 2018, from $8.8 million for the three months ended June 30, 2017. This decrease includes reductions in overall staff cost of approximately $1.8 million resulting from business realignment and restructuring initiatives. As a percentage of revenue, general and administrative expenses remained flat at 13.4%.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.4 million, or 28.6%, to $1.0 million for the three months ended June 30, 2018, from $1.4 million for the three months ended June 30, 2017, due to an intangible asset having been fully amortized in fiscal 2017.

Other operating expenses.  Other operating expenses reflected an expense of approximately $0.5 million in the three months ended June 30, 2018, which consisted of restructuring costs (for further information, see Note 11 to the Consolidated Financial Statements included in this Report) of approximately $0.3 million, and acquisition related costs of approximately $0.2 million. In the three months ended June 30, 2017, Other operating expense of $0.7 million represents $0.9 million related to the impairment of long-lived assets, offset by a $0.2 million adjustment to expenses relating to the exit of certain TruckCenter operations.

Interest and other income, net.  Interest and other income, net, increased $0.2 million over prior year, which is not significant.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes increased $0.5 million, to a provision of $0.6 million for the three months ended June 30, 2018, from a provision of $0.04 million for the three months ended June 30, 2017, due to the impact of foreign, state, and local taxes and permanent tax adjustments.

     Net loss.  Net loss for the three months ended June 30, 2018 was $3.7 million, compared to $8.6 million for the three months ended June 30, 2017.

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Segment Results

GovDeals. Revenue from our GovDeals segment increased 13.3%, or $2.7 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from this segment increased 15.4%, or $30.1 million, also due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 12.1%, or $2.3 million, to $20.9 million for the nine months ended June 30, 2018, from $18.7 million for the nine months ended June 30, 2017, due to the new business. As a percentage of revenue, gross profit slightly decreased to 92.8%, from 93.8% in the prior year. Gross profit is calculated as total revenue less cost of goods sold and seller distributions.

CAG. Revenue from our CAG segment decreased 36.6%, or $41.7 million. Approximately $30.2 million of this change is due to the wind-down of the Surplus Contract. Additionally, the Scrap Contract experienced a lower volume of goods sold, as well as a change in mix of commodities to lower value commodities. The lower volume and unfavorable mix were partially offset by improved commodity prices. Also contributing to the decrease is lower sales volume within our CAG Commercial business for both purchase and consignment transaction models. GMV from our CAG segment decreased 27.2%, or $53.7 million. The wind-down of the Surplus contract resulted in a decrease of approximately $19.4 million. Approximately $28.8 million of the decrease in GMV related to our CAG Commercial business for both purchase and consignment transaction models. A lower volume of goods sold under our Scrap Contract, as well as a change in mix of commodities to lower value commodities sold under that contract, partially offset by improved commodity prices, led to a further decrease in GMV. Gross profit within the CAG segment decreased 29.8%, or $17.0 million, to $40.0 million for the nine months ended June 30, 2018, from $57.0 million for the nine months ended June 30, 2017. This decrease can be attributed to the wind-down of the Surplus Contract and lower sales volumes described above. As a percentage of revenue, gross profit increased to 55.3%, from 50.0%.

RSCG. Revenue from our RSCG segment increased 2.4%, or $1.7 million. The increase is driven by the growth in consignment model transaction revenue. GMV from our RSCG segment increased 13.6%, or $11.7 million. The increase is attributable to growth in our consignment model transaction GMV during fiscal 2018. The lower overall increase in revenue compared to the increase in GMV is due to a change in mix from purchase to consignment model transactions. Gross profit within the RSCG segment increased 9.2%, or $2.1 million for the nine months ended June 30, 2018, due to the overall increase in revenue described above. As a percentage of revenue, gross profit increased to 33.4%, from 31.3%.

Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The increase in revenue of $0.5 million is made up of a $2.4 million increase in revenue related to our IronDirect business, offset by a $2.0 million decrease in revenue related to our decision to exit certain TruckCenter operations in January 2017. Gross profit within Corporate & Other increased $0.8 million over prior year, attributable to a $1.9 million inventory reserve recorded within IronDirect during the third quarter of fiscal 2017, and a $0.4 million increase in gross profit related to our decision to exit certain TruckCenter operations in January 2017.

Consolidated Results

Total Revenue.  Total consolidated revenue decreased $36.9 million, or 17.7%, to $171.8 million for the nine months ended June 30, 2018, from $208.7 million for the nine months ended June 30, 2017, due to a $41.7 million decrease in revenue from our CAG segment, partially offset by a $0.5 million increase in revenue from Corporate & Other, a $2.7 million increase in revenue from our GovDeals segment, and a $1.7 million increase in revenue from our RSCG segment. Total consolidated GMV decreased $13.2 million, or 2.7%, to $471.1 million for the nine months ended June 30, 2018, from $484.3 million for the nine months ended June 30, 2017, due to a $53.7 million decrease in GMV from our CAG segment, a $1.3 million decrease within Corporate & Other, partially offset by a $30.1 million increase in GMV from our GovDeals segment, and an $11.7 million increase in GMV from our RSCG segment.

Cost of goods sold.  Cost of goods sold decreased $21.4 million, or 22.0%, to $75.8 million for the nine months ended June 30, 2018, from $97.2 million for the nine months ended June 30, 2017.  Approximately $18.7 million of this decrease is attributable to a lower volume of sales under our Surplus Contract during the nine months ended June 30, 2018, due to the wind-down of that contract. The remainder of this decrease is due to a lower volume of purchase transactions within our CAG Commercial business, as well as the exit of the TruckCenter land-based, live auction business in fiscal 2017, partially offset by increased cost of goods sold within our IronDirect business. As a percentage of revenue, cost of goods sold decreased to 44.1% of revenue, from 46.6%.

Seller distributions.  Seller distributions decreased $3.6 million, or 24.5%, to $11.1 million for the nine months ended June 30, 2018, from $14.7 million for the nine months ended June 30, 2017, due to lower sales under our Scrap Contract during the nine months ended June 30, 2018. As a percentage of revenue, seller distributions decreased to 6.5%, from 7.0%.

Technology and operations expenses.  Technology and operations expenses decreased $14.9 million, or 23.8%, to $47.7 million for the nine months ended June 30, 2018, from $62.6 million for the nine months ended June 30, 2017, due to a decrease in operations related costs of approximately $9.5 million, largely the result of business realignment activities. The remaining $5.4 million reduction in these costs can be attributed to a reduction in technology costs from internal IT labor, as well as lower fees from external contractors and other service providers. As a percentage of revenue, technology and operations expenses decreased to 27.8%, from 30.0%.

Sales and marketing expenses.  Sales and marketing expenses decreased $2.5 million, or 9.1%, to $24.9 million for the nine months ended June 30, 2018, from $27.4 million for the nine months ended June 30, 2017, due to a decrease in marketing labor and promotional spending as a result of certain business realignment and restructuring initiatives. As a percentage of revenue, sales and marketing expenses increased to 14.5%, from 13.1% in the prior year.

General and administrative expenses.  General and administrative expenses decreased $5.0 million, or 18.7%, to $21.8 million for the nine months ended June 30, 2018, from $26.8 million for the nine months ended June 30, 2017. Included within this decrease are reductions in overall staff cost of approximately $3.8 million resulting from business realignment and restructuring initiatives. The remaining reduction in these costs can be attributed to lower non-income tax regulatory costs, and a decrease in certain lease costs. As a percentage of revenue, general and administrative expenses slightly decreased to 12.7%, from 12.9% in the prior year.

Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $0.8 million, or 19.0%, to $3.4 million for the nine months ended June 30, 2018, from $4.2 million for the nine months ended June 30, 2017, due to an intangible asset having been fully amortized in fiscal 2017.

Other operating expenses.  Other operating expenses reflected an expense of approximately $2.2 million in the nine months ended June 30, 2018, which consisted of approximately $2.1 million of restructuring cost (for further information, see Note 11 to the Consolidated Financial Statements included in this Report), $0.2 million of acquisition related cost, a $0.1 million loss on the value of a right we held from our participation in certain principal transactions in the CAG commercial business, slightly offset by $0.1 million of other income. In the nine months ended June 30, 2017, Other operating expense of $1.0 million represents $0.9 million of expenses relating to the exit of certain TruckCenter operations, and a $0.9 million impairment charge on long-lived assets, offset by a $0.8 million increase in the value of a right we held from our participation in a principal transaction in the Company's CAG business.

Interest and other income, net.  Interest and other income, net, increased $0.5 million over prior year, to $0.8 million for the nine months ended June 30, 2018. Interest and other income, net, includes a gain on sale of equipment of approximately $0.5 million.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes increased $3.9 million, to a benefit of $3.8 million for the nine months ended June 30, 2018, from a provision of $0.1 million for the nine months ended June 30, 2017, due to a decrease in the deferred tax balance resulting from the newly enacted lower corporate tax rate, a reduction to the valuation allowance, and the impact of foreign, state, and local taxes and permanent tax adjustments.

     Net loss.  Net loss for the nine months ended June 30, 2018 was $10.6 million, compared to $25.2 million for the nine months ended June 30, 2017.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded through cash generated from operations. As of June 30, 2018, we had approximately $83.4 million in cash.

On July 10, 2018, Liquidity Services acquired 100% of Machinio Corp. The consideration paid to the sellers was approximately $16.7 million in net cash, equity consideration of approximately $2.0 million, and contingent consideration payable in 2020 in an amount up to $5.0 million.

Throughout the quarter, we have continued to advance the design and development of our LiquidityOne platform, services and analytical tools intended to enable our clients to maximize bottom-line return and transform their supply chain into a high-performing business function. During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. Beginning in fiscal 2019, we plan to launch further marketplaces onto the platform. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and clients about the initiative.

The effects of the international provisions of the Tax Act, which establishes a territorial tax system and subject certain foreign earnings on which US tax is currently deferred to a one-time transition tax is uncertain and requires additional analysis. As a result, the Company has not recorded any provisional amounts in the financial statements for the nine months ended June 30, 2018 and will re-evaluate its existing accounting position to indefinitely reinvest unremitted foreign earnings. The amount of such unremitted foreign earnings was approximately $7.8 million as of June 30, 2018. As of June 30, 2018, and September 30, 2017, approximately $15.4 million and $14.9 million, respectively, of cash and cash equivalents was held overseas.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.  We did not repurchase shares under this program during the nine months ended June 30, 2018 or 2017.  As of June 30, 2018, we may repurchase an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

Net cash provided by operating activities was $1.6 million for the nine months ended June 30, 2018, as compared to net cash used by operating activities of $14.3 million for the nine months ended June 30, 2017. The $15.9 million increase in cash provided by operations between periods was attributable to improved profitability as well as changes in working capital primarily from collections of receivables and sales of inventory.

Net cash used in investing activities was $11.9 million for the nine months ended June 30, 2018, and $6.3 million for the nine months ended June 30, 2017.  Net cash used in investing activities for the nine months ended June 30, 2018 consisted of the purchase of certificates of deposit in the amount of $10.0 million, as well as expenditures for capitalized software, purchases of equipment, and leasehold improvements. Net cash used in investing activities for the nine months ended June 30, 2017 consisted of expenditures for capitalized software, purchases of equipment, and leasehold improvements.

Net cash provided by financing activities was $0.01 million for the nine months ended June 30, 2018, and net cash provided by financing activities was $0.09 million for the nine months ended June 30, 2017.  Net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne platform. The timing and volume of such capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships, as well as our development of our LiquidityOne platform. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2018 were $2.7 million. As of June 30, 2018, we had no outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. We had no debt as of June 30, 2018, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the nine months ended June 30, 2018, as part of our LiquidityOne platform project, we continued to roll out a new enterprise resource planning system to additional areas of the company. The roll-out resulted in changes to certain internal controls over financial reporting. There have not been any further changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).
On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against our Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased our common stock between February 1, 2012 and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting our growth initiative, growth potential, and financial and operating conditions, thereby artificially inflating our stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleges substantially similar claims, but which does not name the chief accounting officer as a defendant. On March 2, 2015, we moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to our retail division were not dismissed. On May 16, 2016, the defendants answered the amended complaint, denying all allegations of wrong-doing. Plaintiffs’ class certification motion was granted, and defendants’ motion for partial summary judgment was denied, on September 6, 2017. On June 19, 2018, the parties reached agreement to settle this action, including the dismissal and release of all claims against all defendants, in exchange for the payment by our insurance carriers of $17 million to plaintiffs and the class. The agreement was submitted to the District Court and preliminarily approved on June 20, 2018.  Final approval of the settlement will be decided at a hearing before the District Court scheduled for October 5, 2018 after notice to the class and other customary conditions are satisfied. There can be no assurance that the settlement will be approved and, even if approved, whether the conditions to effectiveness will be satisfied.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit No.	Description
2.1	Stock Purchase Agreement, dated July 10, 2018, by and among the Company, Machinio, Corp., the stockholders of Machinio, Corp., and Shareholder Representative Services., LLC.*
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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2018.

LIQUIDITY SERVICES, INC.
(Registrant)

By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

By:	/s/ Samuel M. Guzman, Jr.
Samuel M. Guzman, Jr.
Vice President and Chief Accounting Officer