Form 10-K
period 2018-09-30
LIQUIDITY SERVICES INC
filed 2018-12-06
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018
OR
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
Common Stock, par value $.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☒
						Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of March 31, 2018, based upon the closing price of the common stock as reported by The Nasdaq Stock Market on such date, was approximately $168,264,570.
The number of shares outstanding of the registrant's common stock, par value $.001 per share, as of December 4, 2018, was 33,078,212.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to its 2019 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III of this Form 10-K.
INDEX

 Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

PART I

Item 1.    Business.

Overview
The Company operates a network of ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, returns process management ("RPM"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.auctiondeals.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. The Company has over 11,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.

Our marketplaces serve clients in a large variety of industry verticals, including:

Industry Verticals	Marketplace	Examples of Asset Categories Sold on Marketplaces	Operating Segment
Retail Consumer Brands & OEMs	Liquidation.com Liquidation.com DIRECT secondipity Multiple storefronts that we operate on Amazon and eBay	• General Merchandise • Apparel • Small Appliances • Laptops & Tablets • Phones • Housewares • Jewelry & Watches • Tools & Machinery • Consumer Electronics	Retail Supply Chain Group (RSCG)
Government	GovDeals	• Tools & Machinery • Emergency Responder Equipment • Vehicles • Industrial Equipment • Laboratory Equipment • Office Equipment/Supplies • School Equipment	GovDeals
Energy	Network International	• Pipe and Pipeline Equipment • Production Equipment • Process Equipment • Drilling and Well Service Equipment • Industrial and Heavy Equipment • Complete Plants • Power, Transmission & Distribution Equipment	Capital Assets Group (CAG)
Industrial, Automotive & Electronics Manufacturing Biopharmaceuticals Transportation, Mining & Construction	GoIndustry DoveBid	• Machine Tool • Lathes • Metalworking • Metal Finishing • Drilling Machines • Grinding Machines • Machining Centers and Way-Type Machines • Manufacturing Equipment • Laboratory Equipment and Supplies • Refrigeration Equipment • Compressors and Vacuum Pumps • Centrifuges • Optical Instruments • Trucks and Truck Tractors • Passenger Vehicles • Petroleum Production and Distribution • Storage Tanks

We also operate AuctionDeals, which is a self-service marketplace similar to our GovDeals marketplace that we are beta testing today for all asset categories other than government surplus. In addition, we operate a global search engine for used machinery and equipment at www.machinio.com.

Results from these marketplaces are organized into five reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, Machinio, and Corporate & Other. See Note 17 in the Notes to the Consolidated Financial Statements for Segment Information.
We believe our ability to create liquid marketplaces for surplus and scrap assets generates a continuous flow of goods from our sellers. This valuable and reliable flow of goods, in turn, attracts an increasing number of professional buyers to our marketplaces. Increasing numbers of professional buyers to our marketplaces, in turn, attracts more sellers to our marketplace which, in turn, reinforces a valuable and reliable flow of surplus assets. During the past three fiscal years, we have conducted over 1,585,000 online transactions generating approximately $1.9 billion in gross merchandise volume or GMV.
During 2018, the number of registered buyers grew from approximately 3,171,000 to approximately 3,357,000, or 5.9%. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.
During the year ended September 30, 2018, we generated gross merchandise volume, or GMV, of $626.4 million and revenue of $224.5 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges. Our GMV has grown at a compound annual growth rate of approximately 9.4% since 2006. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.
On July 10, 2018, we acquired 100% of Machinio Corp. (“Machinio”), a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. See Note 4 for further information on this acquisition.
We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.
Industry Overview
While a well-established forward supply chain exists for the procurement of assets, many manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. For example, research from Brightpearl (2018) has found that more than half of all retailers (51%) claim their margins are being squeezed by returns, yet 69% are not deploying any technology solutions to help process them. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. The market is large, as indicated by an Appriss Retail report in 2017 that shows $351 billion, or 10% of total sales, of merchandise is returned on an annual basis. According to combined research from Manfredi & Associates (2015) and ACT Research (2016), the global used equipment market is valued at approximately $300 billion.
The supply of surplus and salvage assets in the reverse supply chain results from a number of factors, including:

•
Supply chain inefficiencies.  Forecasting inaccuracies, manufacturer overruns, canceled orders, evolving market preferences, discontinued product lines, merchandise packaging changes and seasonal fluctuations result in the growth of surplus assets. Organizations that manufacture, distribute, sell or use finished goods regularly dispose of excess inventory or returned merchandise.

•
Product innovation.  Continuous innovation in technology products, such as computer and office equipment, consumer electronics, and personal communication and entertainment devices, results in a continuous flow of surplus assets. Innovation also results in manufacturing equipment and tooling being upgraded and replaced which generates a separate flow of surplus capital assets.

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

•
Increasing focus by corporate and government agencies to seek green solutions for surplus assets.  Many organizations appreciate the growing need to be environmentally friendly by improving their management of end of life or surplus goods, including the need to repurpose or efficiently redistribute surplus and capital assets to minimize waste and maximize value for themselves and the communities they serve.

•
Changing budgetary trends in corporate and governmental entities.  As corporate and governmental entities increasingly are being pressured to enhance efficiencies, while utilizing less resources, they are looking to the liquidation of surplus and salvage capital assets as a source of funds.

The management and remarketing of surplus assets traditionally has been an inefficient process. While many organizations spend considerable resources developing systems and channels supporting the flow of finished goods to their core customers and developing procurement processes for acquiring equipment and assets to support their operations, we believe that many have not historically dedicated significant resources to the reverse supply chain. Factors contributing to these inefficiencies in the reverse supply chain include the lack of:

•	a centralized and global marketplace to sell bulk products as well as machinery and equipment in the reverse supply chain;

•	awareness of effective methods and mechanisms for disposal of surplus assets;

•	experience in managing the reverse supply chain to seek optimal net returns and improve gross margins; and

•	real time market data on surplus assets.
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
The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Strong growth has occurred in the business-to-business (B2B) online retail market, which can be attributed to the rapid migration of manufacturers and wholesalers to open, online platforms. This continued evolution toward ubiquitous B2B platforms that enable sellers and buyers to interact with each other anywhere in the world, reached $889 billion in ecommerce sales in 2017, up 7.2% from 2016. (Source: Forrester Research, Inc.). Forrester also anticipates that B2B ecommerce sales will grow 7.3% annually for three years, then climb 7.9% between 2020 and 2021 to reach $1.184 trillion. For 2018, Forrester expects B2B ecommerce sales on supplier’s websites to reach $954 billion, which is a 7.9% CAGR from 2012. We believe professional buyers of surplus and salvage assets will increasingly use these B2B platforms to identify and source goods available for immediate online purchase.
Our Solution
Our solution comprises ecommerce marketplaces and value-added services. Our marketplaces and services provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 3.4 million professional buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, and self-service tools and software-as-a-service solutions to efficiently manage our sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

Through our relationships with our sellers, we provide our buyers convenient access to a substantial and continuous flow of surplus and salvage assets. Buyers can find products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and individual items. Our solution combines leading ecommerce marketplaces with integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers a convenient method for sourcing surplus consumer goods and commercial capital assets including, industrial equipment, energy equipment, and transportation assets. For any given asset, our buyers have access to a detailed product description, product manifest, digital images, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become the primary source for surplus and salvage assets for many of our professional buyers and end-users.

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of September 30, 2018, we had approximately 3,357,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the year ended September 30, 2018 we had over 2,079,000 auction participants in our online auctions. During 2018, we grew our registered buyer base by 5.9% or approximately 186,000. None of our buyers represented more than 3% of our revenue during the year ended September 30, 2018. As buyers continue to discover and use our ecommerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.
Competitive Factors
We have created liquid marketplaces for virtually any type, quantity or condition of surplus or salvage assets. The strengths of our business model include:
Aggregation of supply and demand for surplus and salvage assets
The strength of our business model rests on our ability to aggregate sellers and buyers through our marketplaces is the strength of our business model. Sellers benefit from a liquid, transparent market and the active participation of our large base of professional buyers, which enhances returns. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of surplus and salvage assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators. Instead, sellers and buyers access our ecommerce marketplaces for their entire surplus and salvage asset needs.
Integrated and comprehensive solution
Our marketplaces provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus and salvage assets. We offer marketplaces with full-service solutions such as Liquidation.com, GoIndustry DoveBid, and Network International and we offer self-service solutions on our AuctionDeals and GovDeals marketplaces that provide transaction settlement and marketing support while allowing sellers to save on their commissions by undertaking the work of photographing, cataloging, and building auctions. We also have a full suite of value-added services to simplify the sales and supply chain processes for our sellers and improve the utility of our marketplaces for our buyers. For corporate and certain government sellers, we provide sales, marketing, logistics and seller support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and reverse supply chain for our sellers, reducing complexity while providing the ability to optimize the seller's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the sale proceeds (less our portion of such proceeds and/or our commissions or fees) after the sale is completed. We also offer our sellers the option to use our cloud-based Returns Process Management (RPM) software-as-a-service solution within their own facilities. Our buyer services include intelligent alerts, search tools, dynamic pricing, shipping and delivery, secure settlement, live buyer support and dispute resolution to enable effective methods to source assets for their businesses.
Flexible and aligned transaction model
We offer two primary transaction models to our sellers: the purchase transaction model and the consignment transaction model. Under the purchase transaction model, we purchase inventory from a seller that we resell in our marketplaces. Sometimes our inventory purchase price is variable, as we may share the gross or net proceeds of such resales with the seller. Sellers that elect the purchase transaction model are considered vendors. Under the consignment transaction model, we do not purchase inventory from a seller; instead, we enable a seller to sell its goods in our marketplaces and we earn commission revenue based on the proceeds received from the sale. Sellers that elect the consignment transaction model are considered consignors.
Faster transaction cycle times for our sellers and buyers

We believe our marketplace solutions allow our sellers to complete the entire sales process more rapidly than through other liquidation methods by generally reducing the complexities in the reverse supply chain and utilizing our multi-channel strategies to optimize recovery and velocity. As a result, our sellers can reduce surplus or less valuable inventory quickly, generate additional working capital and reduce the cost of carrying unwanted assets. We provide a one stop solution to enable professional buyers of any size throughout the world to purchase assets efficiently. For these buyers, we provide a broad range of services to give them the information necessary to make an informed bid and ensure they quickly and efficiently receive the goods purchased.
Solutions that promote sustainability and green solutions for improved corporate/government stewardship
Our solutions provide a range of capabilities that enable corporate and government agency sellers to directly reduce waste generated by redistributing end-of-life products or assets, through our solutions, improving the net financial recovery generated while positively impacting the communities they serve. Some of the world's largest forward-thinking corporations and government agencies have significantly enhanced their stewardship of communities and the environment by utilizing our services and selling their surplus assets through our marketplaces.
Our Strategy
The focus of our growth strategy is to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet. Our strategic plan rests on four pillars, that we refer to by the acronym RISE, which pillars are as follows: (1) Recovery maximization; (2) Increase volume; (3) Service Expansion; and (4) Expense Leverage.

R Recovery Maximization

I Increase Volume

S Service Expansion

E Expense Leverage

Recovery Maximization
Based on feedback from our sellers, we believe recovery maximization is the single most important driver to attracting sellers to our marketplaces. We believe that the key to achieving higher net recovery is, in turn, driven by attracting buyers to our marketplace which we believe that we can do through technology and innovation that improves the buyer experience across our network of marketplaces. An improved buyer experience should drive growth in our buyer base which will, in turn, improve recovery rates for our sellers. Our new e-commerce platform improves the taxonomy, search capability, mobile responsiveness, and reporting tools. We also intend to launch a new marketplace that will aggregate all of our supply surplus in a single destination for buyers to find and bid on our entire inventory of assets. We are investing in enhanced asset promotion and marketing to our existing and target buyer base that will leverage a data-driven recommendation engine to promote relevant assets to buyers based on stated or implied preferences. Lastly, we will increase buyer participation by enhancing our mobile experience through new mobile apps for buyers to find and buy assets on any device.

Increase Volume
We intend to grow the volume of transacted surplus on our marketplaces with flexible service offerings and pricing models to meet the needs of existing and new sellers. We have expanded our self-service service model to allow for commercial sellers that do not require a full-service solution to leverage the power of our marketing and online marketplaces to drive buyer demand for their assets. This allows us to deeper penetrate the total addressable market by better meeting the needs of small and mid-sized organizations, equipment dealers, and organizations with lower volume needs. We also intend to grow our volume within the retail supply chain by leveraging the self-service model, expanding our RTV and returns management service offering, further promoting our refurbishment offerings, and marketing our new Returns Process Management (RPM) cloud-based software-as-a-service solution. We will continue to provide flexible pricing models that allow our sellers to use either a consignment or a principal-based model.
Service Expansion
We intend to grow our services with recurring revenue characteristics that leverage our technology platform, domain expertise, data, and marketplace channels. By leveraging our extensive knowledge and technology, we intend to grow our revenue by attracting more sellers and more volume through our retail returns management solutions, further marketing our Scan-N-$ell app for enterprise and small and medium business sellers to transact on our B2B and B2C marketplace platforms (Liquidation.com and Secondipity.com), expanding our AssetZone asset management and redeployment tool for commercial and municipal government sellers, and developing a microsite product that enables sellers to list their products for sale under their own branded storefront or on a cross-listed basis with our new aggregated marketplace. Lastly, our recent acquisition of Machinio expands our growth opportunity and is a natural adjunct to our self-service and full-service solutions and marketplaces.
Expense Leverage
We intend to improve operating expense leverage by controlling costs and through technology and innovation that increases productivity. We intend to simplify and streamline operations and, where appropriate, consolidate business processes and systems which will reduce our fixed costs and improve scalability. We have developed and will leverage a unified marketing organization to improve our buyer marketing productivity and drive increased volumes of highly targeted buyers to our marketplaces.
Future State
In sum, we intend to deliver a more diversified, asset light business with recurring revenue that focuses on profitability while growing a solid foundation for long-term growth. As we re-establish organic growth in GMV and revenues, grow our asset light technology enabled services, and build more recurring revenue, we believe our long-term value and ability to serve our sellers and buyers will grow.
Our Marketplaces
Our ecommerce marketplaces are efficient and convenient methods for the sale of surplus and salvage consumer goods and capital assets. They are designed to address the particular requirements and needs of buyers and sellers. We operate and enable several marketplaces, including the following:

•
Our www.liquidation.com marketplace enables corporations located in the United States to sell surplus and salvage consumer goods and retail capital assets. This leading B2B marketplace and our related value-added services are designed to meet the needs of our sellers by selling their surplus assets to domestic and international buyers.

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

•
Our www.go-dove.com marketplace enables corporations located in the United States, Europe, and Asia to sell manufacturing surplus, salvage capital assets, and scrap material. This marketplace and our related services are designed to meet the specific needs of manufacturing sector sellers selling their surplus assets to domestic and international buyers.

Besides these leading business-to-business marketplaces, we recognize the need to reach end users for some assets our sellers have entrusted to us. We have developed the capability to sell products on our seller's behalf directly to end-users and/or consumers using a range of existing marketplaces. Our www.secondipity.com marketplace provides consumers a trusted source of value products through a socially conscious online experience designed to provide "Better Value, Better Life," by donating a portion of the proceeds of every sale to charity. We also have an established global buyer base that seeks to buy in larger quantities than are offered through our standard auction platform. We have dedicated sales teams to support their needs and supply chain. These range from a single truckload to ongoing flows of goods for export anywhere in the world, where we market, handle, and support the full transaction on behalf of our buyers. We expect to continue to meet the needs of our sellers and to access a growing range of products for all our buyers by enhancing our multi-channel strategy to ensure we create the greatest value for assets at the end of their initial product life cycle.

On July 10, 2018, the Company acquired all of the outstanding stock of Machinio, a privately-owned company based in Chicago, Illinois. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. This search engine can be found at www.machinio.com.

Our Value-Added Services for Buyers and Sellers
We have integrated value-added services to simplify the reverse supply chain processes for our buyers and sellers. We believe these services create the greatest operational efficiencies within this element of the supply chain enabling the greatest value for sellers and buyers with the highest level of confidence and transparency in the services we provide. Additionally, we believe these services improve compliance with the policies, regulations and sale restrictions of our corporate and government sellers while supporting, or greatly enhancing, many corporate or government environmental initiatives.
Seller services.    We offer value-added services to sellers in three areas: (1) merchandising and channel optimization, (2) logistics and (3) settlement and seller support, including compliance services.

•	Merchandising and Channel Optimization efforts encompass the services necessary to prepare merchandise for a successful auction and include the following:

•
Channel Optimization—we determine the marketplace and channel sales strategy that we believe will create the most value for the individual asset using our real-time transaction systems and proprietary data to support ongoing optimization.

•	Marketing and promotion—we use a variety of both online and traditional marketing methods to promote our sellers' merchandise and generate the interest in each asset.

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

•	Logistics. We provide logistics services designed to support the receipt, handling, transportation and tracking of merchandise offered through our marketplaces, including the following:

◦	Distribution centers—we provide sellers with the flexibility of either having us manage the sales process at their location or delivering merchandise to one of our distribution centers.

◦	Inventory management—sellers benefit from our management and inventory tracking system designed so merchandise is received, processed and delivered promptly.

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

◦	Settlement and seller support. Settlement and seller support services are designed for successful and reliable completion of transactions and include:

◦	Buyer qualification—we qualify buyers to ensure their compliance with government or seller mandated terms of sale, as well as to confirm their ability to complete a transaction.

◦	Collection and settlement—we collect payments on behalf of sellers prior to delivery of any merchandise and disburse the proceeds to the seller after the satisfaction of all conditions of a sale.

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

•	Seller support and dispute resolution. We provide full support throughout the transaction process and dispute resolution for our buyers and sellers if needed.
Buyer services.    Many of the services we provide to sellers also benefit buyers by providing them with the information to make a more informed bid and by delivering the goods they purchased. Our buyer-focused services:

•
Intelligent alerts and recommendations—we notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to ensure informed recommendations whenever we identify a product that fits a buyer's preference. We will alert our buyers based on their preferences when auctions are initially launched or nearing conclusion and based on various other parameters to enable our buyers to see relevant products.

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

◦
Secure settlement and buyer support—besides qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, which enhances buyer confidence. In addition, we provide full reliable buyer support throughout the transaction process.

Sales and Marketing
We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. As of September 30, 2018, we had 182 sales and marketing personnel. Our sales activities are focused primarily on acquiring new sellers and improving the value of our solutions to existing sellers. Our marketing activities are focused primarily on acquiring and activating new buyers and increasing existing buyer participation. Our marketing team also manages our marketplace brands and drives lead generation efforts that support the sales team.
Sales
Our sales personnel develop seller relationships, contract to provide our services and manage the business accounts on an on-going basis. Our sales team focuses on building long-term relationships with sellers that we believe will generate recurring transactions. They also leverage our years of experience and market data of completed transactions to identify which of our various services would be beneficial to each new or existing seller. Our sales team works with several auction partners globally for both purchase and consignment transaction model projects. In addition, we have a lead generation team which tracks announcements regarding plant closures on a global basis in the key industries which we serve. The lead generation team uses several sources to research plant closures which include news aggregators, trade journals, industry specific web sites and bankruptcy reports on a global basis.

We organize our sellers group into three distinct groups: large corporate accounts, medium to small corporate accounts and government accounts. We base our approach on our experience in understanding and serving the unique needs of each type of seller:

•	Large corporate sellers. These sellers require a customized approach, using a combination of our industry-focused sales team and our value-added services to create a comprehensive solution.

•
State, local and municipal government sellers and medium to small corporate sellers.  These sellers are offered a turn-key solution enabling them to self-serve in our marketplaces by accessing tools and resources to optimize their internal processes and net recovery.

•
Large government sellers.  These sellers require a customized approach. Sales efforts are both pro-active and re-active, including responding to already structured contract proposal requests and assisting government agencies in developing the appropriate scope of work to serve their needs.

Our sales personnel receive a salary and performance-based commissions.
Marketing
We use a variety of online and traditional marketing strategies to attract and activate professional buyers to maximize the number of bidders participating in our ecommerce marketplaces as well as to support our sales team:

•
Buyer acquisition.  We utilize marketing automation and digital online marketing, including paid search advertising, search engine optimization, affiliate programs and cross promotion to acquire new buyers. We supplement this online marketing with special event print media, classified advertisements and selected direct mail campaigns. Public relations campaigns, participation in trade shows and speaking engagements also complement our overall buyer acquisition efforts.

•
Buyer participation.  We use many tools to increase buyer participation, including: targeted opt-in e-mail newsletters that provide content based on the buyer's stated categories of interest and past bidding or transaction activity; special e-mail alerts highlighting specific products of interest; personalized recommendation engines; and convenient search tools that enable a buyer or prospective buyer to find desired items on our ecommerce marketplaces.

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
Technology and Infrastructure
Our marketplaces are web-based and can be accessed from any Internet-enabled device by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed by us, providing us with control over the marketplaces and the ability to make enhancements quickly to better fit the specific needs of our buyers and sellers. Our infrastructure provides:

•	an efficient channel to sell online through a variety of pricing mechanisms (standard auction, sealed bid, make an offer, and fixed price);

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

We have designed our websites and supporting infrastructure to be robust and to support new services and increased traffic. Our servers are fully-managed and hosted by Amazon Web Services and Microsoft Azure Public Cloud Platforms. Every critical piece of our application is regionally resilient, and we maintain off-site back-up systems and we can provision a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our ecommerce marketplaces.

Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant efforts to protecting our systems from intrusion.
During the fourth quarter of fiscal year 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. We also launched a unified human resources information system across the entire company in fiscal year 2017. Taking feedback from our launch from sellers, buyers and our employees, we then reworked our LiquidityOne platform and launched GovDeals and AuctionDeals on a newer version of our LiquidityOne platform in the third quarter of fiscal year 2018. Further, in first quarter of fiscal year 2019, we launched our enterprise resource planning system across most of our business. We anticipate launching GoIndustry DoveBid and relaunching Network International on our enhanced LiquidityOne platform during the second quarter of fiscal year 2019. Following this, we plan to launch a new e-commerce marketplace for all types of surplus and then integrate Liquidation.com with our LiquidityOne platform. Key enhancements offer buyers and sellers a more attractive and updated responsive design, engaging user experience and improved functionality that provides greater visibility and access to a universe of surplus assets. The LiquidityOne initiative marks a significant consolidation of our marketplaces and our human resource and finance processes into one unified system. Following the completion LiquidityOne, we expect to engage in enhancements and improvements on a regular basis.
Operations
Supporting large organizations that have a recurring need to sell surplus and salvage assets requires systematic processes to enhance the financial value and convenience received by our sellers. We believe we have integrated the required operational processes into our solution to efficiently and to effectively support our buyers and sellers. Our operations group comprises three functions: (1) buyer relations, (2) shipping logistics and (3) distribution center and field service operations.
Buyer relations
Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments and resolving disputes. Our websites contain extensive information about buying through our ecommerce marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently-asked buyer questions and an indexed help section. Buyers can contact a buyer support service representative by live chat and e-mail or phone if they need additional support.
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
Distribution center and field service operations
Our distribution center and field service operations group perform selected pre-sale and post-sale value-added services at our distribution centers and at seller locations globally. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images and/or video and providing additional optional value-added services such as returns management (RM) services, return to vendor (RTV) services and product delabelling, data cleaning/wiping, testing, refurbishment and repackaging. Our distribution center and field service operations group personnel also arrange the outbound shipping or pick-up of purchased assets for our buyers.
Competition
The online services market for auctioning or liquidating surplus and salvage assets is competitive and growing rapidly. We compete with:

•	other ecommerce providers;

•	auction websites;

•	government agencies that have created websites to sell surplus and salvage assets; and

•	traditional liquidators and fixed-site auctioneers.

In our marketplaces for surplus and salvage assets, we compete with a variety of online, mobile, and offline channels. These include, but are not limited to, ecommerce providers, auction websites, retailers, distributors, liquidators, import and export companies, auctioneers, and government agencies that have created websites to sell surplus. As our product offerings continue to broaden into new categories of surplus and salvage items, we expect to face additional competition from other online, mobile, and offline channels.

Our markets may become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment and remarketing of surplus and salvage assets. In addition, manufacturers, retailers and government agencies may create their own websites to sell their own surplus and salvage assets and those of third parties.

Competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, digital content, and electronic devices, may increase our competition. The internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.
Our Vendor Contracts with Amazon.com, Inc. and the United States Department of Defense
We have multiple vendor contracts with Amazon.com, Inc., under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 33.7%, 21.8% and 12.1% of cost of goods sold for the years ended September 30, 2018, 2017 and 2016, respectively. These contracts are included within our RSCG segment.
Our DoD agreements.  Historically, we had two material vendor contracts with the DoD, the Scrap Contract and the Surplus Contract.
•Scrap Contract.  On April 8, 2016, the Defense Logistics Agency (DLA) awarded us the Scrap Contract. Under the second Scrap Contract, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell all non-electronic scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bear all of the costs for the sorting, merchandising and sale of the property. The second Scrap Contract has a 36-month base term, commencing in the first quarter 2017, with two 12-month extension options exercisable by the DLA. The term of Scrap Contract expires September 30, 2019. Transactions under this contract follow the purchase transaction model described above.
Revenue from resales of scrap property that we purchased from the DoD under the Scrap Contract accounted for approximately 10.2%, 11.1%, and 10.2%, of our total revenue for the years ended September 30, 2018, 2017, and 2016, respectively. The property we purchased under the Scrap Contract and resold in our marketplaces represented 3.6%, 4.7%, and 5.0%, of our GMV for the twelve months ended September 30, 2018, 2017, and 2016, respectively. This vendor contract is included within our CAG segment.
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
Revenue from resales of surplus property that we purchased from the DoD, as well as services we provided to the DoD under the Surplus Contract accounted for 12.4%, 27.6%, and 31.0%, of our consolidated revenue for the years ended September 30, 2018, 2017, and 2016, respectively. The property we purchased under the Surplus Contract and resold in our marketplaces accounted for approximately 4.1%, 9.4%, and 12.7%, of our GMV for the years ended September 30, 2018, 2017, and 2016, respectively. This vendor contract is included within our CAG segment.
The Scrap Contract requires us to satisfy export control and other regulatory requirements in connection with sales. Specifically, for specified categories of property sold under the Scrap contract that is designated by the DoD as being subject to export controls, we are required to (1) obtain an end-use certificate from the prospective buyer describing the nature of the buyer's business, describing the expected disposition and specific end-use of the property, and acknowledging the applicability of pertinent export control and economic sanctions laws and (2) confirm that each buyer has been cleared to purchase export-controlled items. Applicable export controls include the Export Administration Regulations enforced by the Bureau of Industry and Security ("BIS") of the U.S. Department of Commerce, and the International Traffic In Arms Regulations enforced by the Directorate of Defense Trade Controls ("DDTC") of the U.S. Department of State. Our collection, settlement tools and procedures are designed so that transactions for these categories of property cannot be completed until we receive a completed end-use certificate and confirmation of the buyer's trade security controls clearance. In addition, we do not combine export-controlled property into auction lots with property not subject to export controls.
We are also prohibited from selling property to persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments, including the Specially Designated Nationals and Blocked Persons List maintained by the Office of Foreign Assets Control of the U.S. Department of Treasury and the Entity List maintained by the BIS, the Denied Persons List maintained by BIS, and the Debarred Parties List maintained by the DDTC. In addition, we are prohibited from selling to countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. As part of each sale, we collect information from potential buyers that our systems cross reference against a list of restricted or prohibited parties and countries, regimes, or nationals that are the target of economic sanctions or other embargoes in order to comply with these restrictions. Failure to satisfy any of these export control and other regulatory requirements could subject us to civil and criminal penalties and administrative sanctions, including termination of the Scrap Contract, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. federal government agencies.
Government Regulation
We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. The growth and demand for ecommerce has resulted in and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on ecommerce companies. Many jurisdictions also regulate "auctions" and "auctioneers" and may regulate online auction services. These consumer protection laws and regulations could cause substantial compliance costs and could interfere with the conduct of our business.
In many states, there is great uncertainty about whether or how existing laws governing issues such as property ownership, sales and other taxes, auctions and auctioneering, libel and personal privacy apply to the Internet and commercial online services. These issues may take years to resolve. New legislation or regulation, applying laws and regulations from jurisdictions whose laws do not currently apply to our business or the application of existing laws and regulations to the Internet and commercial online services could cause significant additional taxes or regulatory restrictions on our business. These potential restrictions could have an adverse effect on our cash flows and results of operations. Further, we may be subject to significant fines or other payments for any past failures to comply with these requirements.
For our contracts with commercial businesses and government sellers, our sellers may audit and review our performance on our contracts, and our compliance with laws and regulations.
Within the EU, the General Data Protection Regulation ("GDPR"), strengthens the existing data protection regulations in the EU in connection with the collection, storage, retention, protection, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The GDPR applies to all EU citizens' data, regardless of whether such data is collected, stored or processed within the EU. Penalties for non-compliance with the GDPR are considerable, allowing EU regulators to impose a monetary penalty equal to the greater €100 million or 4% of a non-compliant organization's worldwide annual sales. Such fines would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss. As Internet commerce and related technologies continue to evolve, thereby increasing a service provider's capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by international, federal, and state agencies becomes more likely. We believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely in both the United States and in other jurisdictions, possibly as restrictive as the EU model in some states. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may effect our ability to provide all the current features of our products and services, and could require us to change our business practices in a manner adverse to our business.
Intellectual Property
We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We are the registered owners of several Internet domain names, including www.liquidation.com, www.govliquidation.com, www.govdeals.com, www.auctiondeals.com, www.networkintl.com, www.truckcenter.com, www.secondipity.com, www.go-dove.com, and machinio.com. We pursue the registration of our trademarks in the U.S. and internationally. Effective patent, copyright, trademarks, trade secret and domain name protections are expensive to maintain and we may have to litigate to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not succeed in certain jurisdictions.
Employees
As of September 30, 2018, we had 560 U.S. employees, including 147 in sales and marketing, 60 in technology, 34 in buyer and seller support service, 236 in operations and 83 in finance and administration. In addition, as of that date, we had 109 international employees, including 35 in sales and marketing, 5 in technology, 2 in buyer and seller support service, 47 in operations and 20 in finance and administration.
None of our U.S. employees are covered by collective bargaining agreements. We believe that we have good relationships with our employees.
Available Information
Our annual, quarterly and current reports, proxy statements, amendments to those reports and other information are also provided free of charge on our website www.liquidityservices.com, as soon as reasonably practicable after we electronically file these materials with, or furnish them to the SEC. We use our website as a channel of distribution for material company information. We post important information, including news releases, analyst presentations and financial information regarding the Company at www.liquidityservices.com.
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

Our ability to increase our revenue and earn profits depends on whether we can successfully retain existing sellers, attract new sellers, expand the supply of merchandise available for sale on our ecommerce marketplaces and attract and retain active professional buyers to purchase the merchandise. Our ability to attract enough quantities of suitable merchandise and buyers will depend on various factors, some of which are out of our control. These factors include our ability to:

•	offer sellers liquid marketplaces for their surplus and salvage assets;

•	offer buyers desirable merchandise;

•	develop and implement effective sales and marketing strategies;

•	comply with regulatory and corporate seller requirements affecting marketing and disposition of certain categories of merchandise;

•	efficiently catalogue, handle, store, ship and track merchandise; and

•	achieve high levels of seller and buyer satisfaction.

Failure to continue to offer competitive products to the marketplace, to supply products that meet applicable regulatory requirements, or to predict market demands for, or gain market acceptance of, such products, would have a negative impact on our business, results of operations and financial condition.

We have a vendor contract with the United States Department of Defense in our CAG segment and a vendor contract with Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our inventory, and if our relationship with either of them is disrupted, we would experience a significant decrease in revenue and income.

We have a vendor contract with the DLA Disposition Services under which we acquire, manage and resell scrap property of the DoD. If our relationship with, or our ability to purchase inventory from, the DoD is impaired, we are not awarded a new DoD vendor contract when our current contract expires, the DoD vendor contract is terminated or the supply of inventory under the vendor contract is significantly decreased, we likely would be unable to procure alternative product from other vendors in a timely and efficient manner and on acceptable terms, or at all, and would therefore experience a significant decrease in revenue and GMV which, in turn, may adversely impact our profitability. The base term of the Scrap contract expires on September 30, 2019.

Additionally, we have multiple vendor contract with Amazon.com, Inc., under which we acquire and sell commercial merchandise. The property we purchased under these contracts represented approximately 33.7%, 21.8% and 12.1% of cost of goods sold for the years ended September 30, 2018, 2017 and 2016, respectively. If Amazon stopped selling inventory to us on acceptable terms, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, and would therefore experience a significant decrease in revenue and have difficulty generating income.
We face intense competition.
Our businesses operate in intensely competitive markets. We have many competitors in different industries, including the online services market for auctioning or liquidating surplus and salvage assets and retail markets. Competitive pressures could affect our ability to attract and retain buyers and sellers, which could decrease our revenue and negatively affect our operating results.

Some of our other current and potential competitors have longer operating histories, larger seller and buyer bases, greater brand recognition and greater financial, marketing and other resources than we do. They may devote greater financial resources to marketing and promotional campaigns, secure better terms from sellers and vendors, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to technology and infrastructure than we do.

In some countries, we have competitors that may have a better understanding of local culture and commerce. We increasingly may compete in other countries with local competitors that have advantages we do not, such as a greater ability to operate within the local regulatory environment.

If our strategy to compete against our many competitors is not effective, we may lose market share and our results of operations may be negatively affected. We may not be able to compete successfully against competitors and our financial condition and results of operations may be adversely impacted and we may not be able to achieve long term earnings growth targets.
If we do not respond to rapid technological changes or upgrade our systems, we could fail to grow our business and our revenue could decrease.
To remain competitive, we must continue to enhance and improve the functionality and features of our ecommerce business through initiatives like the LiquidityOne Transformation initiative. As an e-commerce company, we must continuously improve and upgrade our technology, transaction processing systems and network infrastructure to allow our operations to grow in both size and scope. Without such improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, products and enhancements. The internet and the ecommerce industry are rapidly changing. If competitors introduce new products and services using new technologies or if new industry standards and practices emerge, our existing websites and our proprietary technology and systems may become obsolete. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational and technical resources, with no assurance our business will grow as a result. If we fail to respond to technological change or to adequately maintain, expand, upgrade and develop our systems and infrastructure promptly, our ability to grow could be limited and our revenue could decrease.
We may not realize the anticipated benefits from our LiquidityOne Transformation initiative.
We expect our LiquidityOne Transformation initiative will significantly increase our efficiency and productivity, the functionality of our marketplaces and our cross-selling opportunities, as well as decrease the cost of our systems infrastructure, all of which we expect will drive our scale and growth and have a positive effect on our business, competitive position and results of operations. This initiative is a major undertaking that has spanned multiple years as we replace many of our previous operating and financial systems. This complex, multifaceted and extensive initiative may cause material unanticipated problems and expenses. If our new systems do not operate as expected, we may have to incur significant additional costs to modify them. We cannot assure you that the LiquidityOne Transformation initiative will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. If the LiquidityOne Transformation initiative is not implemented successfully and within budget, or if the new systems, including the new Enterprise Resource Planning (“ERP”) system, do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations. Similarly, if our buyers and sellers fail to accept our new platform or our new unified process for handling transactions across all our marketplaces, it could materially adversely affect our business and results of operations.
Our LiquidityOne Transformation initiative places a significant strain on our management, operational, financial and other resources.
As part of the LiquidityOne Transformation initiative, we are replacing multiple non-scalable legacy IT platforms with a singular, modular technology platform with key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire company. The new platform is designed to provide our buyers access to all the property available in all our marketplaces, provide a common account experience for sellers and harmonize, simplify and streamline our operations. This program is placing significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. The LiquidityOne Transformation initiative requires management time and resources to educate employees and implement new ways of conducting business. If we do not effectively manage this initiative, including its timing, costs, and adoption by sellers and buyers, it could negatively affect our business and our operating results, as well as damage our reputation and our prospects. In addition, the dedication of resources to the LiquidityOne Transformation initiative limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our internal systems. Further, the timing of completion of various remaining phases of marketplace rollouts on the new LiquidityOne platform could be delayed, resulting in higher costs during implementation and greater strain on management time and resources.
If we fail to deliver a mobile ecommerce experience that meets our users’ expectations, our business will be adversely affected.
Mobile devices are increasingly used for ecommerce transactions. A significant and growing portion of users access our marketplaces through mobile devices. We may not be able to grow our business as fast as we expect, and we may lose users if we are unable to deliver a mobile ecommerce experience that meets our users’ expectations.
If we do not retain our senior management and other key personnel, we may not achieve our business objectives.
Our future success, including our ability to implement successfully the LiquidityOne Transformation initiative depends substantially on the continued service of our senior management and other key personnel, particularly William P. Angrick, III, our Chairman and Chief Executive Officer. We do not have key-person insurance on any of our officers or employees. Losing any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to operate our business and achieve our business goals. Further, losing any of our key personnel involved in implementing the LiquidityOne Transformation initiative may cause delays in, or otherwise impair, the successful implementation of the program.

Our operating results depend on our websites, network infrastructure and transaction processing systems, and our software runs on public clouds. Service interruptions or system failures could negatively affect the demand for our services and our ability to grow our revenue.
Any system interruptions that affect our websites or our transaction systems could impair the services we provide to our sellers and buyers. In addition, our systems and data centers may be vulnerable to damage from a variety of other sources, including:

•	damage to, or failure of, our computer software or hardware, or our connections to, and outsourced service arrangements with, third parties;

•	failure of, or defects in, the third-party systems, software or equipment on which we rely to access our data centers and other systems;

•	errors in the processing of data;

•	computer viruses, malware or software defects;

•	physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism and similar events; and

•	telecommunications failures, power outages, pandemics, political unrest, malicious human acts and natural disasters.
Improving the reliability and redundancy of our systems may be expensive, reduce our margins and may not be successful in preventing system failures.
Our ability to provide services depends substantially on systems provided by third parties, over whom we have little control. We have occasionally experienced interruptions to our services due to system failures unrelated to our own systems. Any disruption to our data centers, interruptions or failures of our systems or our ability to communicate with third party systems could negatively affect the demand for our services and our ability to grow our revenue.
We are implementing a new ecommerce marketplace and back-office solution as part of our LiquidityOne Transformation initiative to upgrade the information technology systems used to operate our business and replace them with cloud-based solutions. Our new ecommerce marketplace and back-office solution will be integrated with our new ERP system, which will continue to roll out during 2019. Upon implementation of the new cloud-based solutions, much of our information technology systems will consist of outsourced, cloud-based infrastructure, platform, and software-as-a-service solutions not under our direct management or control. Any disruption to either the outsourced systems or the communication links between us and the outsourced supplier could negatively affect our ability to operate our websites or our transaction systems and could impair our ability to provide services to our sellers and buyers. We may incur additional costs to remedy the damages caused by these disruptions.
In addition, implementation of the LiquidityOne Transformation initiative and integration of our new ecommerce marketplace and back-office solution with our new ERP system will require substantial changes to our software and network infrastructure, as well as to our procedures and processes. Such change could lead to system interruptions, adversely affect our websites and transaction systems, and further expose us to operational disruptions, any of which could have a material adverse effect on our results of operations.
Our inability to use software licensed from third parties or our use of open source software under license terms that interfere with our proprietary rights could disrupt our business.
We use software licensed from third parties, including some open-source software that we use without charge. We use, among others, the following licensed or open-source software: Microsoft Azure, Microsoft SQL Database, Amazon Web Services, Solr Search Engine, HARPROXY Load Balancer, The .net Framework, Linux (an operating system); MySQL (database software); PERL (an interpreter); Apache (a web server); Java; Liferay (content management system); Mule (enterprise service bus); ActiveMQ (message queue); Tomcat (application container); Chef (infrastructure automation); and Jenkins (code deployment), and we may use additional open-source software. Licenses to third party software may not continue to be available on terms that are acceptable to us, or at all.
We rely on third parties to provide us with cloud-based services. We rely on outsourced, cloud-based, platform-as-a-service solutions not under our direct management or control.
Our inability to use third-party software or to enter into agreements on acceptable terms with providers of cloud-based solutions could cause disruptions to our business, or delays in developing future services or enhancements of existing services, which could impair our business. In addition, the terms of certain open source software licenses may require us to provide modified versions of the open source software or any proprietary software that we develop that incorporates all or a portion of the open source software to others on unfavorable license terms consistent with the open source license term. If we must license our proprietary software under the foregoing, our competitors and other third parties could obtain access to our intellectual property, which could harm our business.
We are exposed to risks related to cybersecurity and protection of confidential information.
We retain highly confidential information on behalf of our buyers and sellers in our systems and databases. Although we maintain security features in our systems designed to protect user information and prevent data loss and other security breaches, such measures cannot provide absolute security and our operations may be susceptible to breaches, including from circumvention of security systems, denial of service attacks or other cyber-attacks, hacking, computer viruses or malware, technical malfunction, employee error, malfeasance, physical breaches, system disruptions or other disruptions. For example, during FY2018, we experienced a data breach incident that involved an employee’s email account and may have resulted in the exposure of personally identifiable information of our employees. We cannot be certain that the measures and processes taken by us to address this incident will prevent harm to our employees from the incident or prevent all similar events in the future.
Disruptions from cybersecurity events may jeopardize the security of information stored in and transmitted through our systems. An increasing number of websites, including those owned by several other large Internet and offline companies, have disclosed breaches of their security, some of which have involved sophisticated and highly targeted attacks on portions of their websites or infrastructure. The techniques used to obtain unauthorized access, disable, or degrade service, or sabotage systems, change frequently, may be difficult to detect for a long time, and often are not recognized until launched against a target. Certain efforts may be state sponsored and supported by significant financial and technological resources and therefore may be even more difficult to detect. We may not anticipate these techniques or implement adequate preventive measures. We currently expend, and may be required to expend significant additional capital and other resources, to protect against such security breaches or to alleviate problems caused by such breaches. Our insurance coverage may be inadequate to compensate us for any related losses we incur.
These issues are likely to become more difficult as we expand our operations. Any breach of our security measures, or even a perceived breach of our security measures, could cause us to lose sellers or buyers, suffer material harm to our business, financial condition, operating results and reputation or be subject to regulatory actions, sanctions or other statutory penalties, litigation, liability for failure to safeguard our sellers’ and buyers’ information. Further, losing confidential seller or buyer information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our users’ confidential information, we may lose the ability to retain existing, and attract new, sellers and buyers, and our revenue could decline.
Shipment of merchandise sold in our marketplaces could be delayed or disrupted by factors beyond our control and we could lose buyers and sellers.
We rely upon third-party carriers such as United Parcel Service, or UPS, for timely delivery of our merchandise shipments. We are subject to carrier disruptions and increased costs due to factors beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. In addition, we do not have a long-term agreement with UPS or any other third-party carriers, and we cannot be sure that our relationship with UPS will continue on terms favorable to us, if at all. If our relationship with UPS is terminated or impaired or if UPS cannot deliver merchandise for us, we would have to use alternative carriers for the shipment of products to our buyers. We may not be able to engage alternative carriers timely or on terms favorable to us. Potential adverse consequences may include:

•	reduced visibility of order status and package tracking;

•	delays in merchandise receipt and delivery;

•	increased cost of shipment; and

•	reduced shipment quality, which may damage merchandise.
Any failure to receive merchandise at our distribution centers or deliver products to our buyers in a timely and accurate manner could lead to seller or buyer dissatisfaction and cause us to lose sellers and buyers.
A significant interruption in the operations of our buyer and seller support service system or our distribution centers could harm our business and operating results.
Our business depends, to a large degree, on the provision of effective support services to our buyers and sellers, and on effective distribution center operations (including leased commercial warehouse distribution space). These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters or other events.

If we fail to accurately predict our ability to sell merchandise in which we take inventory risk and credit risk, our margins may decline.
Under our purchase transaction model, we purchase merchandise and assume the risk that the merchandise may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we purchase and resell on our websites are impacted by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory or industrial equipment when manufacturing facilities or campuses close. In addition, we do not typically receive warranties on the merchandise we purchase and, as a result, we must resell or dispose of any returned goods on an as-is basis, which limits the types of buyers willing to purchase our merchandise. Historically, the amount of disposed goods (which includes returned goods we have not resold) has been less than 2% of the goods we have purchased. To manage our inventory successfully, we must maintain enough buyer demand to sell merchandise for a reasonable financial return. We may overpay for the acquired merchandise if we miscalculate buyer demand or the acquired merchandise is not as desirable as we predicted. If merchandise is not attractive to our buyer base, we may have to take significant losses resulting from lower sale prices, which could reduce our revenue and margins. Declines in commodity prices may also reduce the profit we can realize in reselling scrap or salvage assets. For example, we may not sell our scrap or salvage inventory for amounts above its cost and we may incur a loss in products we handle for our commercial sellers.
Occasionally, in our capital assets marketplace, we make very significant inventory acquisitions, such as the purchase of semi-conductor and oil and gas equipment and biopharma and metal-working machinery, for later resale on our energy and industrial marketplaces. We plan to continue to opportunistically make such acquisitions. The risks described above are heightened in these acquisitions due to their size and, at times, the limited market for the assets we acquire. If we obtain financing to fund such acquisitions, such financing will increase our costs, which will decrease any profits we receive from the sale of the acquired assets.
As we grow our business, we may increase the merchandise we purchase directly from sellers, resulting in increased inventory levels and related risks, including increased risk of losses on the sale of the inventory acquired. Any such increase would require the use of additional working capital and any funds so used would not be available for other purposes.
Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause volatility in our stock price.
Our prior operating results have fluctuated due to changes in our business and the ecommerce industry. Similarly, our future operating results may vary significantly from quarter to quarter due to many factors, including factors beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may, among others, affect our quarterly operating results include the following:

•	our ability to increase sales to existing buyers, attract and retain new buyers and satisfy buyer demands;

•	our ability to retain and expand our base of sellers;

•	entry into, or the modification, termination or expiration of, material contracts;

•	the volume, size, timing and completion rate of transactions in our marketplaces, including variability due to the timing of large, project-based activities;

•	changes in the supply and demand for and the volume, price, mix and quality of our supply of surplus and salvage assets;

•	introduction of new or enhanced websites, services or product offerings by us or our competitors, which may affect our margins;

•	implementation costs of significant new contracts;

•	changes in our pricing policies or the pricing policies of our competitors;

•	changes in the conditions and economic prospects of the ecommerce industry or the economy generally, which could alter current or prospective buyers' and sellers' priorities;

•	the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages and similar events;

•	event-driven disruptions such as war, terrorism, armed hostilities, disease and natural disasters;

•	changes in energy and commodities prices, including the timing and speed of recovery in energy sector macro conditions;

•	seasonal patterns in selling and purchasing activity; and

•	costs related to acquisitions of technology or equipment.
Our operating results may fall below the expectations of market analysts and investors in some future periods. If this occurs, even temporarily, it could cause volatility in our stock price.

If we cannot attract and retain skilled employees, our business may be harmed.
Our future success depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with sales, marketing, operations and technology expertise. Competition for employees in our industry is intense. We have experienced occasional difficulty in attracting the personnel to support the growth of our business, and we may experience similar difficulties. If we cannot attract, assimilate and retain employees with the skills we require, we may not grow our business and revenue as expected and we could experience increased turnover, decreased levels of buyer and seller service, low morale, inefficiency or internal control failures.
The seasonality of our business places increased strain on our operations.
We experience seasonality in each portion of our business. We expect a disproportionate amount of transactions on our marketplaces to occur at certain times during the year. If we cannot effectively manage increased demand, or the increased flow of goods we typically experience during these times, it could adversely affect our revenue and our future growth. If too many buyers and sellers access our websites within a short while due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from providing efficient service, which may reduce our GMV and the attractiveness of our value-added services. In addition, we may not adequately staff our distribution centers during these peak periods. If we cannot staff warehouses adequately, we may not be able to process surplus assets quickly enough which, in turn, could mean dissatisfaction of sellers and reduced GMV or increased third party storage costs and reduced profitability.
If we fail to identify, finance and integrate acquisitions, our future operating results may be materially adversely affected.
We have expanded our business in part through acquisitions, such as our recent acquisition of Machinio Corp., and may continue to do so in the future. The success of any future growth strategy involving acquisitions will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in connection with a potential acquisition but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including our ability to successfully integrate the acquired businesses and operations with our other businesses and realize the anticipated benefits of the acquisitions. If we cannot achieve these objectives in a cost-effective and timely manner, we may not realize the anticipated benefits of the acquisition or it may take us longer to realize the benefits of the acquisition than we expect. Acquired operations outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.
The integration process could cause the loss of key employees, buyers, sellers or other vendors, increase our operating or other costs, decrease our profit margins or disrupt our other businesses, each of which could impair our ability to achieve the anticipated benefits of the acquisition. Our efforts to integrate acquired businesses will divert management's attention and resources from our other businesses. Any failure to timely and cost-effectively realize the anticipated benefits of the acquisition could have a material adverse effect on our revenues, expenses and operating results.
Acquisitions could cause dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may not obtain required financing on favorable terms, or at all, if necessary to finance future acquisitions, making it impossible or costlier to acquire other businesses. If we can obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business.
Damage to our reputation could harm our business.
Our positive reputation is based on our core values of integrity, customer focus, relentless improvement, innovation to support leadership, mutual trust and accountability, shared success and doing well and doing good. Our ability to attract and retain highly skilled employees, clients and buyers, and to successfully do business would be harmed if our reputation was damaged. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, security breaches, compliance failures, litigation or regulatory outcomes or governmental investigations. Our reputation could also be harmed by the failure or perceived failure of an affiliate, joint-venture, or a vendor or other third party with which we do business, to comply with laws or regulations. In addition, our reputation or prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels. Should any of these or other events or factors that can undermine our reputation occur, the additional costs and expenses that we may need to incur to address the issues giving rise to the damage to our reputation may adversely affect our earnings and results of operations. Any damage to our reputation could impair our ability to retain existing or attract new customers, investors and employees.

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
Many states and other jurisdictions have regulations governing the conduct of traditional "auctions," the liability of traditional "auctioneers" in conducting auctions and handling property by "secondhand dealers", which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items or restrict certain listing formats in some locations, which may adversely affect our financial condition or operating results.
In addition, the body of law regarding the potential liability of an online auction service for the activities of its users is not clear. Users of our websites may not always comply with our terms and conditions or with laws and regulations applicable to them and their transactions. It is possible that we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by sellers or buyers. Any costs we incur because of any such allegations, or because of actual or alleged unlawful transactions using our marketplaces, or in our efforts to prevent any such transactions, may harm our opportunities for future revenue growth. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new sellers and buyers and our business.
In addition, if our sellers violate laws or regulations, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation, limit our growth, and negatively affect our business, prospects, financial condition and results of operations
If we violate increasing levels of regulation relating to privacy, our business could suffer harm.
We are subject to regulation at the federal, state and international levels relating to privacy and the use of third-party data, including personal user information and employee data. These statutory and regulatory requirements are evolving, increasing in complexity and number, and may change significantly. How companies collect, process, use, store, share or transmit personal and employee data is subject to increasing scrutiny by governments and the public, which could accelerate the adoption of additional legislation or regulation. New statutory or regulatory developments may restrict our ability to collect and use demographic and personal information from our buyers and our sellers, which could be costly or harm our marketing efforts. Further, there may be conflicts among the privacy and data protections laws adopted by the countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and may also limit our marketing efforts. Compliance with regulations regarding privacy, security and protection of user and employee data, increased government or private enforcement, and changing public attitudes about data privacy, may increase the cost of growing our business and require us to expend significant capital and other resources. Our failure to comply with these federal, state and international laws and regulations could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other costs which could decrease our profitability.
Certain categories of merchandise sold on our marketplaces are subject to government restrictions.
We sell merchandise, such as scientific instruments, information technology equipment and aircraft parts, that is subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control Regulations. These restrictions prohibit us from selling property to (1) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (2) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes.
We may incur significant costs or be required to modify our business to comply with these requirements. If we are alleged to have violated these laws or regulations we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not true.
We are regularly subject to general litigation and other claims that could adversely affect our business.
Our business is regularly subject to claims, lawsuits and other proceedings regarding intellectual property, securities, labor and employment, commercial disputes, the provision of services and other matters. The outcome and impact of such claims, lawsuits and proceedings cannot be predicted with certainty. Regardless of the outcome, such proceedings can have an adverse impact on us because of legal costs, diversion of management resources and other factors. It is possible that a resolution of one or more of such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business.
We may be subject to product liability claims if people or property are harmed by the products we sell.
Some products we sell through our ecommerce marketplaces or through our IronDirect business may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may be the subject of product recalls or other actions. Our exposure to product liability claims may be increased if, for example, the manufacturers of the relevant products do not have enough protection from such claims. Defense of any such actions could be costly and involve significant time and attention of our management and commitment of other resources, may cause us to incur monetary liabilities or penalties, and may require us to change our business in ways adverse to us. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us against product liability.
Unfavorable findings resulting from audit or investigation could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.
Many of our sellers, including large commercial corporations and federal, state and local governments, have the right to audit our performance under our contracts. Any adverse findings from audits or reviews of our performance could result in a significant adjustment to our previously reported operating results. The results of an audit could significantly limit the volume and type of merchandise made available to us, resulting in lower GMV, revenue and profitability. If such a government audit uncovers improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions and could suffer serious harm to our reputation. Government and law enforcement agencies may also investigate our activities under contracts with commercial businesses and federal, state, local and municipal governments. If such an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with government agencies. If, as the result of a government audit or investigation, or for any other reason, we are suspended or debarred from contracting with the federal or other governments generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if any government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability could substantially decrease.
Our operations are subject to extensive anti-corruption laws and regulations.
Due to the international scope of our operations, we are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar anti-corruption laws of other countries. These laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials to obtain or retain business or obtain an unfair advantage. Global enforcement of these laws has increased substantially in recent years. Our practices and policies to promote compliance with such laws and regulations may not be effective and violations of anti-corruption laws or regulations by our employees or by intermediaries acting on our behalf may result in severe criminal or civil sanctions, disrupt our business and adversely affect our reputation, business and results of operations or financial condition.
Our international operations expose us to several risks.
Our international activities are significant to our revenues and profits, and we may continue to expand internationally, including through acquisitions, organic growth and through joint ventures or strategic alliances with third parties. We are required to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and facilitate the sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers, or one or more of our users, or location of the products or service being sold or provided.

It is costly to establish, develop, and maintain international operations and websites, and promote our brand internationally. Our international operations may not be profitable on a sustained basis or at all. In addition to the risks described elsewhere in this section, our international operations are subject to several risks, including:

•	local economic and political conditions, or civil unrest that may disrupt economic activity in affected countries;

•
government regulation of ecommerce and other services, competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;

•
restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products and services, including uncertainty because of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the enforcement of intellectual property rights;

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
If we expand internationally through joint ventures or strategic alliances, we will also face counterparty risk in addition to the risks described above. If any counterparty to our joint ventures or strategic alliances is unwilling or unable to perform its obligations to us, we may not realize the benefits of such arrangements and we may experience material unanticipated problems, expenses and liabilities.
If one or more states assert that we should collect sales or other taxes on the sale of our merchandise or the merchandise of third parties we offer for sale on our websites, our business could be harmed.
Applying indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, business tax and gross receipt tax) to ecommerce businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and ecommerce. Often, it is not clear how existing statutes apply to the Internet or ecommerce. In addition, governments around the world are increasingly looking for ways to increase revenues, which has resulted in discussions about tax reform and other legislative action to increase tax revenues, including through indirect taxes. Many transactions occur during the ordinary course of business for which the ultimate tax determination is uncertain.
We are required to collect and remit sales taxes under certain agreements that we have with sellers. We also collect and remit sales or other similar taxes relating to shipments of goods into states in which we have a substantial presence. In addition, as we grow our business, any new operation in states in which we do not collect and remit sales taxes could subject shipments into such states to state sales taxes under current or future laws.
In June, 2018, the Supreme Court ruled in favor of South Dakota in a case involving a South Dakota law that requires out-of-state sellers to collect sales tax from South Dakota customers if the sellers satisfy certain thresholds. This decision overrules a previous case that required a company to have a physical presence in a state before it could require tax collection. A number of states have adopted or are considering laws that levy taxes on internet access and electronic commerce transactions. Congress is also considering legislation allowing states to require out-of-state sellers to collect sales and use taxes for ecommerce transactions. Changes in state or federal laws, or our business model, business strategy, or marketing initiatives may require us to collect tax where we do not currently collect such tax. These developments may cause a decrease in future sales, may decrease our ability to complete, increase our compliance costs or otherwise harm our business.
Similar issues exist outside of the United States, where the application of VAT or other indirect taxes on ecommerce providers is complex and evolving. For example, we pay input VAT on applicable taxable purchases within the various countries in which we operate. Usually, we may reclaim this input VAT from the relevant countries. However, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we may not reclaim VAT could harm our business. In certain jurisdictions, we collect and remit indirect taxes on our fees and pay taxes on our purchases of goods and services. However, tax authorities may raise questions about our calculation, reporting and collection of taxes and may ask us to remit additional taxes. Should any new taxes become applicable or if the taxes we pay are deficient, our business could be harmed.
Our international operations expose us to foreign exchange fluctuations that could harm our operations.
We conduct business in many countries around the world and receive fees and pay expenses (including salaries to our international workforce) in several different currencies despite reporting our financial results in U.S. dollars. As a result, our financial results are impacted by fluctuations in foreign currency rates. The results of our foreign subsidiaries are translated from the local currency to US dollars for financial reporting purposes. If the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated reserves or expenses will result in increased U.S. dollar denominated revenues and expenses. These factors and others may harm our business and our results of operations. In addition, currency exchange rates may negatively affect our results if we pay for inventory using a different currency than we receive when we sell the inventory.
Fraudulent activities involving our websites and disputes relating to transactions on our websites may cause us to lose sellers and buyers and hurt our ability to grow our business.
Other companies operating online auction or liquidation services have periodically received complaints of fraudulent activities of buyers or sellers on their websites, including disputes over the quality of goods and services, unauthorized use of credit card and bank account information and identity theft, potential breaches of system security, and infringement of third-party copyrights, trademarks and trade names or other intellectual property rights. We may receive similar complaints if our sellers or buyers trading in our marketplaces are alleged to have engaged in fraudulent or unlawful activity. In addition, we may suffer losses because of purchases paid for with fraudulent credit card data even though the associated financial institution approved payment. If a transaction is disputed, we may not be able to require users of our services to make required payments or to deliver promised goods. We also may receive complaints from buyers about the quality of purchased goods, requests for reimbursement or communications threatening or commencing legal actions against us. Negative publicity generated because of fraudulent conduct by third parties or failure to satisfactorily settle disputes related to transactions on our websites could damage our reputation, cause us to lose sellers and buyers and hurt our ability to grow our business.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. The LiquidityOne Transformation initiative, as well as other changes in our business, including initiatives to invest in information systems or to transition particular functions to third party providers, will necessitate modifications to our internal controls. We cannot be certain that our design for internal control over financial reporting, or any changes to be made, will enable management to determine that our internal controls are effective for any period. If we cannot conclude that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and seller and buyer perception of our business may suffer.
Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents, or by third parties with whom we work. Internal controls may become less effective over time because of, among other things, changes in conditions, failures to comply with our policies and procedures or new business that strains our system of internal controls.
Changes in accounting and reporting policies or practices may affect our financial results, which may affect our stock price.
Our accounting policies are fundamental to determining and understanding our financial results and condition. Some require our management to use estimates and make subjective and complex judgments about matters that are uncertain. Factors may arise over time that lead us to change our estimates and judgments. Sometimes, our management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may cause us to report materially different results than would have been reported under a different alternative. Any changes in accounting policies or methods could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline. For example, our operating results for the fourth quarter, and full fiscal year 2016 were affected by our recording of a valuation allowance against our deferred tax assets and by our recording of an impairment of goodwill.
Our stock price has been volatile, and your investment in our common stock could decline in value.

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
We may need additional funds to finance our operations, as well as to enhance our services, acquire inventory for our businesses, fund initiatives such as the LiquidityOne Transformation initiative, respond to competitive pressures, acquire complementary businesses or technologies or otherwise support our growth. We may also require additional funds if vendors and other third parties from whom we purchase inventory, other goods or services extend less favorable credit terms to us. Our business may not generate the cash needed to finance such requirements. We do not have a credit facility with third-party lenders from which we may draw funds. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. The general economic and capital market conditions in the United States and other parts of the world can deteriorate significantly, limiting access to capital and increasing the cost of capital. A large degree of economic uncertainty remains both domestically and abroad, which can adversely affect access to capital, and the cost of capital. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund strategic initiatives, respond to competitive pressures, take advantage of business opportunities or grow our business would be limited, and we might need to restrict our operations and initiatives.
We may not adequately protect or enforce our intellectual property rights, which could harm our reputation and negatively affect the growth of our business.
We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on contractual restrictions and copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. Despite these protections, a third party could copy or otherwise obtain and use our intellectual property without authorization or independently develop similar intellectual property.
We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.irondirect.com, www.auctiondeals.com and www.machinio.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret and domain name protection are expensive to maintain and may require litigation to enforce. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Our competitors may adopt trade names or domain names similar to ours, impeding our ability to promote our marketplaces and possibly leading to buyer or seller confusion. In addition, we could face trade name, trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or confusion related to our marketplaces could damage our reputation and negatively affect the growth of our business.
Assertions that we infringe on intellectual property rights of others could result in significant costs and substantially harm our business and operating results.
Third parties may assert that we have infringed their intellectual property rights in technology or otherwise. We use internally developed systems and licensed technology to operate our online auction platform and related websites. Third parties could assert intellectual property infringement claims against us based on our internally developed systems or use of licensed third-party technology. Third parties also could assert intellectual property infringement claims against parties from whom we license technology. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel and/or delays in completion of sales. Furthermore, the outcome of a dispute may require us to change technology, develop non-infringing technology or enter into royalty or licensing agreements. A switch to different technology could interrupt our business. Internal development of a non-infringing technology may be expensive and time-consuming, if we are able to successfully develop such technology at all. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. Incurrence of any of these costs could negatively impact our operating results.
Global and regional economic conditions could harm our business.
Our operations and performance depend significantly on global and economic conditions. Adverse economic conditions and events, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union in March 2019, could have an adverse and negative impact on companies and customers with which we do business. This could have a material adverse effect on our business including by reducing the volume and prices of transactions on our marketplaces. Separately, any factors that reduce cross border trade or make such trade more difficult could harm our business. Increasing costs, such as increasing tariffs, would make international trade less profitable and adversely affect our global business.
Item 1B.    Unresolved Staff Comments.

Not Applicable

Item 2.    Properties.
We lease the following properties as of September 30, 2018:

Purpose	Location	Segment	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, Maryland, USA	Corporate & Other	18,412	April 30, 2023
Warehouse	Dallas, Texas, USA	RSCG	127,144	December 31, 2020
Warehouse	Plainfield, Indiana, USA	RSCG	187,704	April 30, 2019
Warehouse	North Las Vegas, Nevada, USA	RSCG	102,400	March 31, 2021
Administrative	Scottsdale, Arizona, USA	CAG	22,500	December 31, 2020
Administrative	Plano, Texas USA	Corporate & Other	12,234	December 31, 2021
Administrative	Montgomery, Alabama, USA	GovDeals	14,950	September 30, 2019
Administrative	Houston, Texas, USA	CAG	9,693	May 31, 2020
Storage Lot	Fontana, California, USA	GovDeals	511,830	May 31, 2022
Warehouse	Hazelwood, Missouri, USA	CAG	21,368	December 31, 2018
Administrative	London, GBR	CAG	3,430	May 6, 2022
Warehouse	Brampton, Canada	RSCG	53,621	August 31, 2020
Warehouse	E. Brunswick, NJ, USA	RSCG	9,600	December 31, 2020
Administrative	Berlin, Germany	Machinio	3,229	July 31, 2022
Administrative	Chicago, Illinois, USA	Machinio	4,298	December 31, 2021
Warehouse	Atlanta, Georgia, USA	GovDeals	47,636	May 31, 2021
In addition, we lease various administrative spaces in North America totaling 11,566 square feet, in Europe, 1,690 square feet, and in Asia, 7,032 square feet. We also own a 420,000 square foot warehouse located in North Wilkesboro, North Carolina, USA.
Item 3.    Legal Proceedings.
From time to time, we may become involved in litigation relating to claims arising in the ordinary course of our business.
        Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).
On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against us and our chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased our common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleged substantially similar claims, but which did not name the chief accounting officer as a defendant. On March 2, 2015, we moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to our retail supply chain group were not dismissed. On May 16, 2016, we answered the amended complaint. Plaintiffs’ class certification was granted on September 6, 2017. On June 19, 2018, the parties agreed to settle this action, including to dismiss and release all claims against all defendants, in exchange for the payment by our insurance carriers of $17 million to plaintiffs and the class. The agreement was submitted to the District Court and preliminarily approved on June 20, 2018. The District Court provided final approval of the settlement on October 5, 2018.
In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch. 2017).

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative complaint in the Court of Chancery. On March 9, 2017, plaintiffs Girardi and Slingerland filed a putative consolidated derivative complaint in the Court of Chancery, purportedly on the Company’s behalf. The consolidated complaint named as defendants our Chief Executive Officer and Chief Financial Officer, as well as certain other individuals who served on our Board of Directors between 2012 and 2014, and sought recovery from those individuals, not the Company. The complaint asserted that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that were alleged in the amended complaint in the Howard action, and for alleged trading in our securities while in possession of material non-public information. The Court of Chancery dismissed the case in November 2017.

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent us a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. We acknowledged receipt of the Shareholder Demand on January 22, 2018. Our Board of Directors delegated to a special committee of the Board, comprised of independent directors who are not named in the letter, the tasks of evaluating and formulating recommendations to the Board with respect to, the Shareholder Demand.  The special committee retained counsel to assist and advise it in connection with its work. On November 19, 2018, the special committee delivered a report in which it found no basis to assert claims, and recommended that the Board not assert claims against any of the individuals named in the Shareholder Demand. Our Board of Directors met on November 27, 2019 to discuss the findings of the special committee, accepted the recommendation of the special committee and determined to reject the demand.

Item 4.    Mine Safety Disclosures.

Not applicable.
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Price Range of Common Stock
Our common stock has been traded on Nasdaq Stock Market under the symbol LQDT since February 23, 2006.
As of November 21, 2018, there were approximately 1,430 beneficial holders of our common stock and 24 holders of record of our common stock.

_______________________________________________________________________________
*$100 invested on 9/30/13 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.
Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved. Copyright© 2017 Russell Investment Group. All rights reserved.

Item 6.    Selected Financial Data.
You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2018, 2017 and 2016 and the consolidated balance sheet data as of September 30, 2018 and 2017 are derived from, and are qualified by reference to, our consolidated financial statements that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2015 and 2014, and the consolidated balance sheet data as of September 30, 2016, 2015 and 2014 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K.

Year ended September 30,
2014	2015	2016	2017	2018
(dollars in thousands, except per share data)

Consolidated Statement of Operations Data:
Revenue	$388,671	$315,668	$233,828	$188,570	$149,677
Fee revenue	106,990	81,457	82,626	81,445	74,837
Total revenue	495,661	397,125	316,454	270,015	224,514
Costs and expenses:
Cost of goods sold	211,659	166,009	143,127	126,227	100,087
Seller distributions	35,055	28,093	11,214	19,298	14,715
Technology and operations	108,160	99,550	93,405	82,988	60,786
Sales and marketing	41,451	41,465	37,570	35,211	33,703
General and administrative	48,928	41,338	39,717	35,835	30,158
Depreciation and amortization	16,595	9,235	6,502	5,796	4,599
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	(18,384)	147,414	19,037	1,009	467
Business disposition loss	—	7,963	—	—	—
Other operating expenses (1)	1,780	273	—	3,651	1,392
Total costs and expenses	445,244	541,340	350,572	310,015	245,907
Income (loss) from continuing operations	50,417	(144,215)	(34,118)	(40,000)	(21,393)
Interest (income) expense and other (income) expense, net	370	171	(1,217)	(362)	(450)
Income (loss) from continuing operations before income taxes	50,047	(144,386)	(32,901)	(39,638)	(20,943)
Provision (benefit) for income taxes	19,657	(39,571)	27,025	(451)	(9,328)
Net income (loss)	$30,390	$(104,815)	$(59,926)	$(39,187)	$(11,615)
Basic earnings (loss) per common share:
Basic earnings per common share	$0.97	$(3.50)	$(1.96)	$(1.25)	$(0.36)
Diluted earnings (loss) per common share:
Diluted earnings per common share	$0.97	$(3.50)	$(1.96)	$(1.25)	$(0.36)
Basic weighted average shares outstanding	31,243,932	29,987,985	30,638,163	31,402,921	32,095,491
Diluted weighted average shares outstanding	31,395,301	29,987,985	30,638,163	31,402,921	32,095,491
Non-GAAP Financial Measures:
EBITDA from continuing operations(2)	$67,012	$(134,980)	$(27,616)	$(34,204)	$(16,794)
Adjusted EBITDA from continuing operations(2)	63,013	33,075	3,668	(21,595)	(7,334)
Supplemental Operating Data:
Gross merchandise volume from continuing operations(3)	$931,556	$798,977	$642,078	$629,330	$626,406
Completed transactions(4)	547,000	567,000	574,000	530,000	481,000
Total registered buyers(5)	2,615,000	2,845,000	2,986,000	3,171,000	3,357,000
Total auction participants(6)	2,538,000	2,483,000	2,417,000	2,290,000	2,079,000

	As of September 30,
	2014	2015	2016	2017	2018
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$62,598	$95,465	$134,513	$94,348	$78,448
Working capital(7)	77,935	119,225	99,424	68,166	34,512
Total assets	431,718	288,488	260,109	215,229	201,832
Total liabilities	114,735	72,486	97,498	82,593	72,178
Total stockholders' equity	316,983	216,002	162,611	132,636	129,654
_______________________________________________________________________________

(1)
The Company has reclassified certain business realignment expenses in years 2014 and 2015 to conform to the current year presentation. The reclassification had no effect on total operating expenses, net income, or cash flows.

(2)
EBITDA from continuing operations and adjusted EBITDA from continuing operations are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest income (expense) and other income (expense), net; (b) provision for income taxes; (c) amortization of contract intangibles; and (d) depreciation and amortization. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in contingent consideration estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.

(3)	Gross merchandise volume is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.

(4)	Completed transactions represent the number of auctions in a given period from which we have recorded revenue.

(5)	Total registered buyers as of a given date represent the aggregate number of persons or entities who have registered on one of our marketplaces.

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
We believe non-GAAP financial measures, such as EBITDA and adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:

•
Depreciation and amortization expense primarily relates to property and equipment. Depreciation and amortization expense also includes amortization of contract intangibles. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year to year.

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
Our management uses EBITDA and adjusted EBITDA:

•
as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis by removing the impact of items not directly resulting from our core operations;

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
The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2014	2015	2016	2017	2018
	(in thousands)
Net income (loss) from continuing operations	$30,390	$(104,815)	$(59,926)	$(39,187)	$(11,615)
Interest expense and other (income) expense, net	370	171	(1,217)	(362)	(450)
Provision (benefit) for income taxes	19,657	(39,571)	27,025	(451)	(9,328)
Depreciation and amortization	16,595	9,235	6,502	5,796	4,599
EBITDA from continuing operations	67,012	(134,980)	(27,616)	(34,204)	(16,794)
Stock compensation expense	12,605	12,405	12,247	7,377	6,597
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets*	(18,384)	147,414	19,037	1,009	467
Business disposition loss	—	7,963	—	—	—
Business realignment expenses*	1,780	273	—	4,223	1,942
Deferred revenue purchase accounting adjustment	—	—	—	—	454

Adjusted EBITDA from continuing operations	$63,013	$33,075	$3,668	$(21,595)	$(7,334)
* Acquisition costs and impairment of long-lived assets and business realignment expenses, which are excluded from Adjusted EBITDA, are included in Other operating expenses on the Statements of Operations. See Note 15 for further detail.

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
Overview
About us. We operate a network of ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our services include program management, valuation, asset management, reconciliation, returns process management ("RPM"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-service tools for its sellers. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.auctiondeals.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. We have over 11,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. We have five reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, Machinio, and Corporate & Other. See Note 17 for Segment Information.
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During 2018, the number of registered buyers grew from approximately 3,171,000 to approximately 3,357,000, or 5.9%. During the past three years, we have conducted over 1,585,000 online transactions generating approximately $1.9 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base, in turn, attracts more sellers and transactions.
On July 10, 2018, we acquired 100% of Machinio Corp., (“Machinio”), a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. See Note 4 for further information on this acquisition.
Our revenue.    Substantially all of our revenue is earned through the following transaction models.

•
Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our vendors either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for approximately 66.7%, 69.8% and 73.8%, of our total revenue for the years ended September 30, 2018, 2017 and 2016, respectively. These amounts include revenue earned from the sale of property obtained under the Scrap Contract, which accounted for approximately 10.2%, 11.1% and 10.2%, of our total revenue for the years ended September 30, 2018, 2017 and 2016, respectively. The price we paid the DLA for the property purchased under the Scrap Contract is based on a revenue share model. One of our key operating metrics is gross merchandise volume, or GMV, a non-GAAP financial measure which we define as the total sales value of all merchandise sold by us or our sellers through our marketplaces and other channels during a given period of time. The merchandise sold under our purchase transaction model accounted for approximately 22.9%, 28.6%, and 36.4% of our GMV for the years ended September 30, 2018, 2017 and 2016.

•
Consignment model—fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations. Our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for approximately 30.3%, 24.4% and 20.9%, of our total revenue for the years ended September 30, 2018, 2017 and 2016, respectively, and for approximately 77.1%, 71.4% and 63.6%, of our GMV for the years ended September 30, 2018, 2017 and 2016, respectively. The revenue from our consignment model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations.

We also earn non-consignment fee revenue, which prior to the wind-down of our operations under the Surplus Contract, was largely made up of service revenue related to our Surplus contract. This revenue is recognized within the Fee revenue line item on our Consolidated Statements of Operations and is discussed in further detail in Note 3 - Significant Contracts.
Industry trends.  We believe there are several industry trends positively impacting the growth of our business including: (1) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (2) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (3) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; (4) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical, and (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, the supply of surplus assets.
Our Vendor Agreements
Our DoD agreements.  Historically, we had two material vendor contracts with the DoD, the Scrap Contract and the Surplus Contract.
Scrap Contract.  On April 8, 2016, the Defense Logistics Agency (DLA) awarded us the second Scrap Contract. Under the second Scrap Contract, we acquire scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. The Scrap Contract is a competitive-bid contract under which we acquire, manage and sell all non-electronic scrap property of the DoD turned into the DLA. Scrap property generally consists of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bear all of the costs for the sorting, merchandising and sale of the property. The second Scrap Contract has a 36-month base term, commencing in the first quarter of 2017, with two 12-month extension options exercisable by the DLA. The base term expires September 30, 2019. Transactions under this contract follow the purchase transaction model described above.
Resale of scrap property that we purchased under the Scrap Contract accounted for approximately 10.2%, 11.1%, and 10.2% of our revenue in the years ended September 30, 2018, 2017, and 2016, respectively. The property sold under the Scrap Contract accounted for approximately 3.6%, 4.7% and 5.0%, of our GMV in the years ended September 30, 2018, 2017, and 2016, respectively. This contract is included within our CAG segment.
Surplus Contract.  The Surplus Contract was a competitive-bid contract under which we acquired, managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract required us to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value. We retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property.
On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two new term surplus contracts. On December 5, 2017, the DLA determined that we were not the high bidder for either of the two contracts. As a result, we made our final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018 had wound down the Surplus contract. The Surplus Contract accounted for $27.9 million, $74.6 million, and $98.2 million of revenue in the years ended September 30, 2018, 2017, and 2016, respectively. The property sold under the Surplus Contract accounted for approximately 12.4%, 27.6%, and 31.0% of our revenue in the years ended September 30, 2018, 2017, and 2016, respectively. The Surplus Contract accounted for $25.6 million, $59.3 million, and $81.7 million of our GMV in the years ended September 30, 2018, 2017, and 2016, respectively. The property sold under the Surplus Contract accounted for approximately 4.1%, 9.4%, and 12.7% of our GMV in the years ended September 30, 2018, 2017, and 2016, respectively. Transactions under the Surplus Contract followed the purchase transaction model described above. This contract is included within our CAG segment.
The lost profits from the wind-down and expiration of the Surplus Contract were offset by benefits from the reorganization and realignment efforts in 2018 and 2017 (see Note 15 for Business Realignment Expenses). The wind-down impact of the Surplus Contract is offset by the reorganization efforts within our CAG Commercial business and Corporate functions, and our realignment of our TruckCenter and IronDirect businesses.
We recorded approximately $1.1 million of severance and occupancy cost during the year ended September 30, 2018, as a result of the restructuring and realignment efforts undertaken due to the loss of the Surplus Contract. The wind-down was completed as of June 30, 2018.
Our Commercial Agreements
We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented approximately 33.7%, 21.8%, and 12.1%, of cost of goods sold for the years ended September 30, 2018, 2017 and 2016, respectively. This contract is included within our RSCG segment.
During 2018, we had over 600 corporate sellers who each sold in excess of $10,000 of surplus and salvage assets in our marketplaces. Our agreements with these sellers are generally terminable at will by either party.
Key Business Metrics
Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:
Gross merchandise volume.    Gross merchandise volume, or GMV, is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during 2018 totaled $626.4 million.
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
Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2018 and 2017, we had approximately 3,357,000 and 3,171,000 registered buyers, respectively.
Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the years ended September 30, 2018, 2017, and 2016, approximately 2,079,000, 2,290,000, and 2,417,000 total auction participants participated in auctions on our marketplaces, respectively. Largely as a result of the wind-down of the Surplus Contract, there has been a decrease in auction participants during 2018 compared with 2017.
Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the years ended September 30, 2018, 2017, and 2016, we completed approximately 481,000, 530,000, and 574,000 transactions, respectively. Largely as a result of the wind-down of the Surplus Contract, there has been a decrease in completed transactions during 2018 compared with 2017.
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
We have evaluated our revenue recognition policy related to sales under our purchase transaction model and determined it is appropriate to account for these sales on a gross basis. The following factors were heavily relied upon in our determination:

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

During the years 2018, 2017, and 2016, approximately 13.8%, 11.1% and 11.1%, of our revenue was generated outside of the United States.
Business combinations.  We recognize all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill, except for contingent consideration, which is recognized in the statement of operations in the period it is modified. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required.

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

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate, a loss of significant sellers or buyers, or a significant decline in stock price. We make a qualitative evaluation about the likelihood of goodwill impairment to determine whether we should calculate the fair value of a reporting unit.  If our evaluation indicates a likelihood of goodwill impairment in one of our five reporting units, which are the same as our five operating segments (RSCG, CAG, GovDeals, IronDirect, and Machinio), we apply a fair value-based test to assess goodwill for impairment of our four reporting units. We compare the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, we record an impairment charge based on that difference. Intangible assets with definite lives are amortized over their estimated useful lives and are also reviewed for impairment if events or changes in circumstances indicate that their carrying amount may not be realizable.

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

Determining the fair value of a reporting unit requires the exercise of significant judgment, including judgments about the appropriate discount rates, terminal growth rates, weighted average costs of capital, exit multiples, and the amount and timing of expected future cash flows.  The judgments used in determining the fair value of our reporting units are based on significant unobservable inputs which causes the determination of the implied fair value of goodwill to fall within level three of the GAAP fair value hierarchy.  The cash flows employed in the discounted cash flow analysis are based on the most recent budgets, forecasts, and business plans as well as various growth rate assumptions for years beyond the current business plan period.  Discount rate assumptions are based on an assessment of the risk inherent in the future revenue streams and cash flows of the reporting units. Various factors, including the failure to successfully implement our business plan for any of our reporting units, as well as other factors beyond our control, could have a negative effect on the fair value of such reporting unit, and increase the risk of further impairments of goodwill in the future.
A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) has its performance reviewed by management. We have five reporting units-RSCG, CAG, GovDeals, IronDirect, and Machinio.

As part of our 2018 and 2017 annual impairment assessments performed as of July 1 of each year, we determined that certain events required us to evaluate goodwill to identify potential impairment. Because of this evaluation, we determined that our CAG and GovDeals reporting units with goodwill had fair values as of September 30, 2018 and September 30, 2017 that substantially exceeded their respective book values.
As part of our annual goodwill impairment assessment as of July 1, 2016, we identified indicators of impairment. Step one of our goodwill impairment analysis as of July 1, 2016 resulted in the carrying value exceeding fair value of one of our five reporting units that had goodwill. Accordingly, step two of the goodwill impairment test was performed, where we determined the estimated fair value of the assets and liabilities of the impaired reporting unit. As a result of the step two test, we recorded a goodwill impairment charge of $19.0 million during the fourth quarter of 2016. The goodwill impairment was due to updated assumptions used in the fair value calculation.
During 2017 we recorded a $1.2 million impairment of a contract intangible associated with customer relationships in our IronDirect business. This impairment is included within Other Operating Expenses within the Consolidated Statement of Operations. The net impact of these items was partially offset by an associated reversal of a liability under an earn-out provision in the purchase agreement for the IronDirect business.
We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and other intangible assets, which totaled $67.2 million at September 30, 2018. Such events may include strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our base of buyers and sellers or material negative changes in our relationships with material buyers and sellers.
Income taxes.  We account for income taxes using the asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. We recognize deferred tax assets to the extent that we believe that these assets are more likely than not to be realized. In making such determination, we consider all available positive and negative evidence to estimate whether future taxable income will be generated to permit use of the existing deferred tax asset. A significant piece of subjective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2018, and projected losses in the near-term future. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of our evaluation of our deferred tax assets, we recorded a charge of $10.1 million to our valuation allowance during the fiscal year ended September 30, 2017. During the twelve months ended September 30, 2018, we recorded a net decrease of $15.0 million to our valuation allowance to reflect the remeasurement of deferred tax assets and to recognize the portion of our deferred tax asset that is more likely than not to be realized.
We apply the authoritative guidance related to accounting for uncertainty in income taxes. A benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During the year ended September 30, 2018, we did not identify any new uncertain tax benefits.

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
Technology and operations.  Technology expenses consist primarily of the cost of technical staff who develop, deploy, and maintain our marketplaces and corporate infrastructure. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne platform. Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350. As such, we are capitalizing certain development costs associated with our LiquidityOne platform. At the end of the first quarter of 2017, we determined that a seller and buyer management module of the LiquidityOne platform was ready for its intended use. As such, we began amortizing the associated capitalized costs during the second quarter of 2017. During the fourth quarter of 2017, we launched our Network International energy marketplace on the new LiquidityOne platform. As such, we determined that additional modules of the LiquidityOne platform were ready for their intended use and began amortizing the associated capitalized costs during the fourth quarter of 2017. During the first quarter of 2018, we completed development of our new RTV module of the LiquidityOne platform and began amortizing the associated capitalized costs during that quarter.
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
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.    Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets consist of expenses incurred to complete a business combination, adjustments to the value of an earn-out, and impairment of goodwill and long-lived assets. During 2018 we recorded approximately $0.5 million of acquisition costs related to our acquisition of Machinio. During 2017, we reorganized our IronDirect business. As a result, we recorded approximately $0.9 million of net expense, comprised of a $1.2 million impairment of contract intangibles, and a $0.6 million impairment of fixed assets, partially offset by a $0.9 million reversal of an earn-out liability, during 2017. In addition, as a result of exiting the TruckCenter land-based, live auction and retail business, we recorded a $0.1 million impairment of a covenant not to compete.
Other operating expenses (income). Other operating expense includes the change in fair value of financial assets and liabilities, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest (income) expense and other expense, net.  Interest (income) expense and other expense, net consists of interest income on the note receivable related to the sale of the Jacobs Trading business, expenses related to our terminated credit facility, and impacts of foreign currency fluctuations.

Income taxes.    During 2018, 2017 and 2016, we had an effective income tax rate for continuing operations of approximately 44.6%, 1.1% and (82.1)%, respectively, which included federal, state and foreign income taxes.

Results of Operations
The following table sets forth, for the periods indicated, selected statement of operations data expressed as a percentage of revenue.

	Year ended September 30,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Costs and expenses:
Cost of goods sold	44.6	46.7	45.2
Seller distributions	6.6	7.1	3.5
Technology and operations	27.1	30.7	29.5
Sales and marketing	15.0	13.0	11.9
General and administrative	13.4	13.3	12.6
Depreciation and amortization	2.0	2.1	2.1
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	0.2	0.4	6.0
Other operating expenses	0.6	1.4	—
Total costs and expenses	109.5	114.7	110.8
Loss from operations	(9.5)	(14.7)	(10.8)
Interest income and other income, net	(0.2)	(0.1)	(0.4)
Loss before provision for income taxes	(9.3)	(14.6)	(10.4)
(Benefit) provision for income taxes	(4.2)	(0.2)	8.5
Net loss	(5.1)%	(14.4)%	(18.9)%

The following table presents segment revenue, gross profit, and gross profit margin for the periods indicated:

	Year Ended September 30,
	2018	2017	2016
GovDeals:
Total revenue from operations	$30,214	$26,853	$22,802
Gross profit	27,990	25,172	21,422
Gross profit margin	92.6%	93.7%	93.9%

CAG:
Total revenue from operations	88,026	145,131	191,765
Gross profit	48,873	71,934	109,373
Gross profit margin	55.5%	49.6%	57.0%

RSCG:
Total revenue from operations	101,955	95,032	94,218
Gross profit	33,009	30,050	29,903
Gross profit margin	32.4%	31.6%	31.7%

Machinio:
Total revenue from operations	652	—	—
Gross profit	501	—	—
Gross profit margin	76.9%	—%	—%

Corporate & Other:
Total revenue from operations	3,668	2,999	7,669
Gross profit	(661)	(2,666)	1,415
Gross profit margin	(18.0)%	(88.9)%	18.5%

Consolidated:
Total revenue from operations	$224,514	$270,014	$316,454
Gross profit	109,712	124,489	162,113
Gross profit margin	48.9%	46.1%	51.2%
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Segment Results
GovDeals. Revenue from our GovDeals segment increased 12.5%, or $3.4 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from our GovDeals segment increased 14.9%, or $39.6 million, also due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 11.2%, or $2.8 million, to $28.0 million for the year ended September 30, 2018, from $25.2 million for the year ended September 30, 2017, due to the new business. As a percentage of revenue, gross profit slightly decreased to 92.6%, from 93.7%.
CAG. Revenue from the CAG segment decreased 39.3%, or $57.1 million. Approximately $46.7 million of this change is due to the wind-down of the Surplus Contract. Additionally, revenue under the Scrap Contract decreased by approximately $7.0 million as it experienced a lower volume of goods sold, as well as a change in mix of commodities to lower value commodities. The lower volume and unfavorable mix were partially offset by improved commodity prices. Also contributing to the decrease is lower sales volume within our CAG Commercial business for both purchase and consignment transaction models. GMV from our CAG segment decreased 23.2%, or $56.2 million. The wind-down of the Surplus contract resulted in a decrease in GMV of approximately $33.7 million. Approximately $15.4 million of the decrease in GMV related to reductions in both our purchase and consignment transaction models in our CAG Commercial business. Furthermore, a lower volume of goods sold under our Scrap Contract, as well as a change in mix of commodities to lower value commodities sold under that contract, partially offset by improved commodity prices, led to a further $7.0 million reduction in GMV. Gross profit within the CAG segment decreased 32.1%, or $23.1 million, to $48.9 million for the year ended September 30, 2018, from $71.9 million for the year ended September 30, 2017. This decrease can be attributed to the wind-down of the Surplus Contract and lower sales volumes described above. As a percentage of revenue, gross profit increased to 55.5%, from 49.6% due to the overall lower revenue.
RSCG. Revenue from our RSCG segment increased 7.3%, or $6.9 million for the year ended September 30, 2018. The increase is driven by growth in both purchase and consignment model transaction revenue. GMV from our RSCG segment increased 12.7%, or $14.7 million for the year ended September 30, 2018. The increase is again attributable to growth in both our purchase and consignment model transaction GMV during 2018. The lower overall increase in revenue compared to the increase in GMV is due to a change in mix from purchase to consignment model transactions. Gross profit within the RSCG segment increased 9.8%, or $3.0 million, to $33.0 million for the year ended September 30, 2018, from $30.1 million for the year ended September 30, 2017, due to the overall increase in revenue described above. As a percentage of revenue, gross profit slightly increased to 32.4%, from 31.6%.
Machinio. Machinio was acquired on July 10, 2018. Revenue from Machinio relates to subscription fees charged to customers for promotional placement on its search engine.
Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The increase in revenue of approximately $0.7 million is made up of a $2.6 million increase in revenue related to our IronDirect business, partially offset by a $2.0 million decrease in revenue related to our decision to exit certain TruckCenter operations in January 2017. Gross profit within Corporate & Other increased $2.0 million over prior year, attributable to a $1.9 million inventory write-down recorded within IronDirect during the third quarter of 2017.
Consolidated Results
Total Revenue.  Total consolidated revenue decreased $45.5 million, or 16.9%, to $224.5 million for the year ended September 30, 2018, from $270.0 million for the year ended September 30, 2017, due primarily to a $57.1 million decrease in revenue from our CAG segment, partially offset by a $3.4 million increase in revenue from our GovDeals segment, and a $6.9 million increase in revenue from our RSCG segment. Total consolidated GMV decreased $2.9 million, or 0.5%, to $626.4 million for the year ended September 30, 2018, from $629.3 million for the year ended September 30, 2017, due primarily to a $56.2 million decrease in GMV from our CAG segment, offset by a $39.6 million increase in GMV from our GovDeals segment, and a $14.7 million increase in GMV related to our RSCG segment.
Cost of goods sold.  Cost of goods sold decreased $26.1 million, or 20.7%, to $100.1 million, for the year ended September 30, 2018, from $126.2 million for the year ended September 30, 2017.  Cost of goods sold decreased approximately $28.3 million attributable to a lower volume of sales under our Surplus Contract during the year ended September 30, 2018, due to the wind-down of that contract, as well as $1.7 million resulting from the exit of the TruckCenter land-based, live auction business in 2017. These decreases are slightly offset by an increase of $4.0 million in cost of goods sold within our RSCG business due to increased sales. Cost of goods sold decreased to 44.6% of revenue, from 46.7% in the prior year.
Seller distributions.  Seller distributions decreased $4.6 million, or 23.8%, to $14.7 million for the year ended September 30, 2018, from $19.3 million for the year ended September 30, 2017, due to lower sales under our Scrap Contract during the year ended September 30, 2018. As a percentage of revenue, distributions slightly decreased to 6.6% from 7.1%.
Technology and operations expenses.  Technology and operations expenses decreased $22.2 million, or 26.7%, to $60.8 million for the year ended September 30, 2018, from $83.0 million for the year ended September 30, 2017. Approximately $13.4 million of this decrease is due to a reduction in operations related costs. Approximately $9.2 million of this amount is the result of business realignment activities within our CAG and IronDirect businesses, as well as the exit of the TruckCenter land-based, live auction business in 2017. The remaining $8.9 million reduction in overall technology and operations expenses can be attributed to an approximate $6.2 million reduction in technology costs related to internal and contract IT labor, with the remainder of the balance related to other miscellaneous IT costs, including those to various service providers. As a percentage of revenue, technology and operations expenses decreased to 27.1%, from 30.7%.
Sales and marketing expenses.  Sales and marketing expenses decreased $1.5 million, or 4.3%, to $33.7 million for the year ended September 30, 2018, from $35.2 million for the year ended September 30, 2017, due to a decreased spend on marketing and promotion materials. As a percentage of revenue, sales and marketing expenses increased to 15.0%, from 13.1% in the prior year, primarily as a result of the decrease in revenue described above.
General and administrative expenses.  General and administrative expenses decreased $5.7 million, or 15.9%, to $30.2 million for the year ended September 30, 2018, from $35.8 million for the year ended September 30, 2017. Included within this decrease are reductions in overall staff cost of approximately $4.8 million primarily resulting from business realignment and restructuring initiatives. As a percentage of revenue, general and administrative expenses slightly increased to 13.4%, from 13.3% in the prior year.
Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $1.2 million, or 20.7%, to $4.6 million for the year ended September 30, 2018, from $5.8 million for the year ended September 30, 2017, due to an intangible asset having been fully amortized in 2017.
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.    Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets amounted to approximately $0.5 million, for the year ended September 30, 2018, compared to $1.0 million for the year ended September 30, 2017. The acquisition costs incurred during the year ended September 30, 2018 related to the acquisition of Machinio. During 2017, the Company recorded $1.9 million of long-lived asset impairment charges, partially offset by a $0.9 million reversal of an earn-out liability. There were no impairments recorded during 2018.
Other operating expense.  Other operating expense of $1.4 million represents $1.9 million related to business restructuring costs (for further information, see Note 15), partially offset by an approximate $0.6 million increase in other miscellaneous income for the year ended September 30, 2018. Other operating expense of $3.7 million during 2017 represents $4.2 million related to business restructuring costs, partially offset by an approximate $0.6 million increase in the fair value of a right the Company held from its participation in certain principal transactions in the Company's CAG business, for the year ended September 30, 2017.
Interest income and other income, net. Interest income and other income, net, increased $0.1 million, to $0.5 million of income for the year ended September 30, 2018, from $0.4 million of income for the year ended September 30, 2017.
(Benefit) provision for income taxes.  Income taxes decreased $8.8 million, to a benefit of $(9.3) million for the year ended September 30, 2018, from a benefit of $(0.5) million for the year ended September 30, 2017 due to benefits derived from the new Tax Act, a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments. The Company’s effective income tax rate was 44.6% for the twelve months ended September 30, 2018. The 2018 effective tax rate differed from the statutory federal rate of 24.5% primarily as a result of benefits derived from the new Tax Act, the valuation allowance charge and the impact of foreign, state, and local income taxes and permanent tax adjustments.
Net loss.  Net loss for the year ended September 30, 2018, improved $27.6 million, to $11.6 million, compared to a loss of $39.2 million for the year ended September 30, 2017, due to the reasons described above.

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
Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The decrease in revenue of $4.7 million, is largely from declines in Truckcenter related to our decision earlier in the year to exit certain TruckCenter operations. Gross profit within Corporate & Other decreased $4.1 million over the prior year, mostly attributable to the exit of certain Truckcenter operations and a $3.1 million inventory valuation reserve within IronDirect during 2017.
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
Cost of goods sold.  Cost of goods sold decreased $16.9 million, or 11.8%, to $126.2 million, for the year ended September 30, 2017, from $143.1 million for the year ended September 30, 2016.  A decrease of approximately $17.3 million is attributed to a decrease in transactions within our CAG segment, a $2.2 million decrease in cost of goods sold related to exiting certain TruckCenter operations, partially offset by a $0.7 million increase from our RSCG segment, and a $0.3 million increase from our GovDeals segment. Cost of goods sold increased to 46.7% of revenue, from 46.7% in the prior year, resulting from lower margins under the Surplus contract, as well as of the decrease in revenue described above.
Seller distributions.  Seller distributions increased $8.1 million, or 72.3%, to $19.3 million for the year ended September 30, 2017, from $11.2 million for the year ended September 30, 2016 due to the increase in the amount of distributions payable to the DLA under the new terms of the current Scrap contract. As a percentage of revenue, distributions increased to 7.1% from 7.1%, which is due to the increases described above.
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
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets.    Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets amounted to approximately $1.0 million, for the year ended September 30, 2017, compared to $19.0 million for the year ended September 30, 2016. During 2017, the Company recorded $1.9 million of long-lived assets impairment charges, partially offset by a $0.9 million reversal of an earn-out liability. During 2016 the Company recorded a goodwill impairment charge of $19.0 million related to one of its reporting units.

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

Liquidity and Capital Resources
Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded primarily through cash generated from operations. As of September 30, 2018, we had approximately $58.4 million in cash and cash equivalents, as well as $20.0 million in short-term investments.

Throughout the fiscal year, we continued to advance the design and development of our LiquidityOne platform, services and analytical tools. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and our buyers and sellers about the initiative. We have also invested in new business ventures, such as Machinio, which operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. In addition, as part of the acquisition of Machinio, the sellers are eligible to receive earn-out consideration up to $5.0 million. The earn-out consideration was valued at approximately $1.3 million at September 30, 2018. See Note 4 for further information on the acquisition.
We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was approximately $7.9 million as of September 30, 2018. As of September 30, 2018, and September 30, 2017, approximately $14.4 million and $14.9 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time, and will be funded using our available cash.  We did not repurchase shares under this program during the years ended September 30, 2018 or 2017.  As of September 30, 2018, we are authorized to repurchase up to an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.
Changes in Cash Flows: 2018 Compared to 2017
Net cash provided by operating activities was $0.6 million for the year ended September 30, 2018, and net cash used in operating activities was $31.7 million for the year ended September 30, 2017. The $32.3 million increase in cash provided by operations between periods was primarily attributable to improved profitability as well as changes in working capital from collections of receivables and sales of inventory.

Net cash used in investing activities was $37.1 million for the year ended September 30, 2018, and $7.9 million for the year ended September 30, 2017. Net cash used in investing activities during 2018 consisted primarily of purchasing short-term investments and the acquisition of Machinio, and to a lesser extent, expenditures for capitalized software, purchases of equipment and leasehold improvements.  Net cash used in investing activities during 2017 only consisted of expenditures for capitalized software, purchases of equipment and leasehold improvements.

Net cash provided by financing activities was $0.4 million for the year ended September 30, 2018, and net cash used in financing activities was $1.1 million for the year ended September 30, 2017. Net cash provided by financing activities for 2018 consisted primarily of proceeds from the exercise of stock options.
Changes in Cash Flows: 2017 Compared to 2016
Net cash used in operating activities was $31.7 million for the year ended September 30, 2017, and net cash provided by operating activities was $45.8 million for the year ended September 30, 2016. The $77.5 million decrease in cash provided by operations between periods was primarily attributable to an overall increase of approximately $21.4 million in net loss after adjusting for non-cash adjustments, as well as a decrease in cash flows from changes in working capital of approximately $56.1 million. This decrease primarily resulted from the recovery in 2016 of prior year income taxes amounting to approximately $34.0 million, as well as a reduction in accrued liabilities to the DLA.

Net cash used in investing activities was $7.9 million for the year ended September 30, 2017, and $6.2 million for the year ended September 30, 2016. Net cash used in investing activities for both periods consisted primarily of expenditures for capitalized software, purchases of equipment and leasehold improvements.

Net cash used in financing activities was $1.1 million for the year ended September 30, 2017, and net cash used in financing activities was $0.2 million for the year ended September 30, 2016. Net cash provided by financing activities for 2017 consisted primarily of proceeds from the exercise of stock options.
Capital Expenditures.    Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the twelve months ended September 30, 2018 were $4.4 million. As of September 30, 2018, we had no outstanding commitments for capital expenditures.
We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value-added services and the costs to establish additional distribution centers. Although we are currently not a party to any definitive agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.
Contractual and Commercial Commitments
The table below represents our significant commercial commitments as of September 30, 2018. Operating leases represent commitments to rent office and warehouse space in the United States. Other contractual cash obligations represent information technology commitments related to licensing fee, hardware maintenance and other. These items are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$11,882	$5,952	$4,624	$1,306	$—
Other contractual cash obligations	2,389	1,580	809	—	—
Total contractual cash obligations	$14,271	$7,532	$5,433	$1,306	$—

Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
Inflation
Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended September 30, 2018, 2017 and 2016.
New Accounting Pronouncements
Accounting Standards Adopted
In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election regarding forfeitures. As part of the new guidance:
•Excess tax benefits and deficiencies arising from share-based awards will be reflected in the condensed consolidated statements of operations as income tax expense rather than in stockholders’ equity.
•Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity.
•An accounting policy election will be made to either estimate forfeitures (similar to the requirement in effect prior to adoption of the update) or recognize actual forfeitures as they occur. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative effect adjustment recorded to retained earnings as of the beginning of the period of adoption.
•Methods used to satisfy statutory tax withholding requirements by employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations are broadened to allow for a range of withholding from the minimum to the maximum statutory allowable amounts.
We adopted the provisions of this guidance during the first quarter of 2018 as follows:
•Excess tax benefits and deficiencies arising from share-based awards are reflected within the Consolidated Statements of Operations as income tax expense; adopted prospectively, with no impact to prior year amounts;
•Excess tax benefits are presented as an operating activity on the statement of cash flows; adopted prospectively with no impact on prior year amounts.
As part of adopting ASU 2016-09, we made an accounting policy election to change the way in which we account for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2018, we recognize forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to retained earnings as of October 1, 2017 of approximately $0.2 million.
Accounting Standards Not Yet Adopted
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. This guidance become effective for us beginning on October 1, 2018. The amendments in this update should be applied prospectively on or after the effective date. No disclosures are required at transition. We do not expect the adoption of this standard to have a material effect upon the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way we recognize revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. During the year ended September 30, 2017, we initiated a formal project to assess the new standard, which was completed in three phases: an assessment phase, a design phase, and an implementation phase. We completed the assessment phase, which consisted of reviewing a representative sample of contracts, engaging in discussions with key stakeholders, and cataloging potential impacts on our accounting policies, financial statements, and systems and processes. We have also completed the design phase, which consisted of performing an in-depth contract review process, drafting a set of accounting policies in compliance with the new standard, and quantifying the impact of the adoption of this new standard. We are currently in the process of implementing the new standard during the first quarter of 2019. We will adopt the standard on a modified retrospective basis. The expected impact on our reported results of adopting the new standard is a $0.8 million increase to retained earnings, with the offset as an increase to our assets at the transition date of October 1, 2018. An estimated $0.7 million of this impact results from the recognition of variable consideration at the point in time in which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The remaining impact of $0.1 million relates to the recognition of sales commissions paid to certain employees for costs to obtain contracts that will benefit us over an estimated period of greater than twelve months.
In February 2016, the FASB issued ASU 2016-2, Leases. ASU 2016-02 will change the way we recognize leased assets. ASU 2016-2 will require organizations that lease assets, referred to as "lessees", to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-2 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance will be effective for us beginning on October 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We are currently evaluating the new standard and the effect that adoption of the standard is expected to have on our consolidated financial statements and related disclosures.
In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). Under ASU 2017-04 an entity is required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity is required to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized is not permitted to exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for us beginning on October 1, 2020. We are currently evaluating the methods of adoption allowed by the new standard and the effect that adoption of the standard is expected to have on our consolidated financial statements and related disclosures.
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This guidance will become effective for the us beginning on October 1, 2018. Early adoption of the standard is permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows entities to elect to classify from accumulated other comprehensive income (loss) to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. An entity that does not elect to reclassify the income tax effects of the Tax Cuts and Jobs Act shall disclose in the period of adoption that the election was not made. This guidance will become effective for us beginning on October 1, 2019. We are currently evaluating the methods of adoption of the new standard and the effect that adoption of the standard is expected to have on the consolidated financial statements and related disclosures.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This guidance will become effective for the us beginning on October 1, 2018. Early adoption of the standard is permitted. We do not expect the adoption of this standard to have a significant impact on our consolidated financial statements and related disclosures.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity.    We did not have any debt as of September 30, 2018, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.
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
Item 8.    Financial Statements and Supplementary Data.
Annual Financial Statements and Selected Financial Data: The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report.
Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended. This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation of the effectiveness of the design and operation of our internal control over financial reporting as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Securities Exchange Act reports”), such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.
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
As further discussed in Note 4 in the Notes to the Consolidated Financial Statements, we acquired Machinio on July 10, 2018. As permitted by the SEC’s guidance with respect to newly acquired entities, the scope of management’s assessment of the effectiveness of the design and operation of our disclosure controls and procedures includes all of our consolidated operations except for those disclosure controls and procedures of Machinio that are subsumed by internal control over financial reporting. Machinio represented 11.5% and 15.6% of our total and net assets, respectively, as of September 30, 2018, and 0.3% and 9.7% of our revenues and net loss, respectively, for the year ended September 30, 2018.
Based upon the controls evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to ensure assurance that information required to be disclosed in our Securities Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to Liquidity Services and our consolidated subsidiaries is made known to management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, particularly during the period when our periodic reports are being prepared. We reviewed the results of management's evaluation with the Audit Committee of our Board of Directors.
Management Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP; and (iii) provide reasonable assurance regarding authorization to effect the acquisition, use or disposition of company assets, as well as the prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.
Management assessed our internal control over financial reporting as of September 30, 2018, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization. As permitted by Securities and Exchange Commission guidance with respect to newly acquired entities, management excluded Machinio, which was acquired on July 10, 2018, from its assessment of internal control over financial reporting. Machinio represented 11.5% and 15.6% of our total and net assets, respectively, as of September 30, 2018, and 0.3% and 9.7% of our revenues and net loss, respectively, for the year ended September 30, 2018. We are in the process of evaluating Machinio’s existing controls and procedures and integrating Machinio into our internal control over financial reporting. See Note 4 in the Notes to the Consolidated Financial Statements for further discussion of the Machinio acquisition and its impact on our consolidated financial statements.
Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
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
Changes in Internal Control over Financial Reporting
During the fiscal year ended September 30, 2018, as part of our LiquidityOne platform project, we continued to roll out a new enterprise resource planning system to additional areas of the Company. The roll-out resulted in changes to certain internal controls over financial reporting. There have not been any other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are currently evaluating Machinio’s internal control over financial reporting. Any changes resulting from this evaluation that materially affect or are reasonably likely to materially affect our internal control over financial reporting will be disclosed as required by applicable law.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Liquidity Services, Inc. and Subsidiaries
Opinion on Internal Control over Financial Reporting
We have audited Liquidity Services, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Liquidity Services, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Machinio Corp., which is included in the 2018 consolidated financial statements of the Company and constituted 11.5% and 15.6% of total and net assets, respectively, as of September 30, 2018 and 0.3% and 9.7% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Machinio Corp.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company and our report dated December 6, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Tysons, Virginia
December 6, 2018
Item 9B.    Other Information.
None.
PART III

Item 10.    Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the Company's Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2018.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. The Code of Conduct is available on our website at http://investors.liquidityservices.com/phoenix.zhtml?c=195189&p=irol-govhighlights. We intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11.    Executive Compensation.
Incorporated by reference from the Company's Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2018.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Incorporated by reference from the Company's Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2018.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the Company's Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2018.
Item 14.    Principal Accountant Fees and Services.
Incorporated by reference from the Company's Proxy Statement relating to its 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2018.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

		Page
(a)(1)	The following financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	64
	Financial Statements covered by the Report of Independent Registered Public Accounting Firm:
	Consolidated Balance Sheets as of September 30, 2018 and 2017	65
	Consolidated Statements of Operations for the years ended September 30, 2018, 2017 and 2016	66
	Consolidated Statements of Comprehensive (Loss) Income for the years ended September 30, 2018, 2017 and 2016	67
	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2018, 2017 and 2016	68
	Consolidated Statements of Cash Flows for the years ended September 30, 2018, 2017 and 2016	69
	Notes to the Consolidated Financial Statements	70
(a)(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2018, 2017 and 2016:
	II—Valuation and Qualifying Accounts	101
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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Liquidity Services, Inc. and Subsidiaries
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and Subsidiaries (the Company) as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 6, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2001.
Tysons, Virginia
December 6, 2018

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	September 30,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$58,448	$94,348
Short-term investments	20,000	—
Accounts receivable, net of allowance for doubtful accounts of $337 and $668 in 2018 and 2017, respectively	4,870	11,598
Inventory	10,122	20,736
Prepaid taxes and tax refund receivable	1,727	2,466
Prepaid expenses and other current assets	7,816	9,774
Total current assets	102,983	138,922
Property and equipment, net	16,610	16,793
Intangible assets, net	7,366	427
Goodwill	59,819	45,388
Deferred tax assets	930	962
Other assets	14,124	12,737
Total assets	$201,832	$215,229
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,859	$13,099
Accrued expenses and other current liabilities	21,373	30,193
Distributions payable	2,128	3,081
Deferred revenue	2,142	—
Payables to sellers	28,969	24,383
Total current liabilities	68,471	70,756
Deferred taxes and other long-term liabilities	3,707	11,837
Total liabilities	72,178	82,593
Commitments and contingencies (Notes 8 and 16)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 32,774,118 shares issued and outstanding at September 30, 2018; 31,503,349 shares issued and outstanding at September 30, 2017	33	29
Additional paid-in capital	236,115	227,264
Accumulated other comprehensive loss	(6,449)	(6,431)
Accumulated deficit	(100,045)	(88,226)
Total stockholders' equity	129,654	132,636
Total liabilities and stockholders' equity	$201,832	$215,229
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands Except Share and Per Share Data)

	Year Ended September 30,
	2018	2017	2016
Revenue	$149,677	$188,570	$233,828
Fee revenue	74,837	81,445	82,626
Total revenue from operations	224,514	270,015	316,454
Costs and expenses from operations:
Cost of goods sold (exclusive of depreciation and amortization)	100,087	126,227	143,127
Seller distributions	14,715	19,298	11,214
Technology and operations	60,786	82,988	93,405
Sales and marketing	33,703	35,211	37,570
General and administrative	30,158	35,835	39,717
Depreciation and amortization	4,599	5,796	6,502
Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets	467	1,009	19,037
Other operating expenses	1,392	3,651	—
Total costs and expenses	245,907	310,015	350,572
Loss from operations	(21,393)	(40,000)	(34,118)
Interest income and other income, net	(450)	(362)	(1,217)
Loss before provision for income taxes	(20,943)	(39,638)	(32,901)
(Benefit) provision for income taxes	(9,328)	(451)	27,025
Net loss	$(11,615)	$(39,187)	$(59,926)
Basic and diluted loss per common share	$(0.36)	$(1.25)	$(1.96)
Basic and diluted weighted average shares outstanding	32,095,491	31,402,921	30,638,163
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended September 30,
	2018	2017	2016
Net loss	$(11,615)	$(39,187)	$(59,926)
Other comprehensive income (loss):
Defined benefit pension plan—unrecognized amounts, net of taxes	773	1,589	(2,547)
Foreign currency translation	(791)	551	(398)
Other comprehensive (loss) income, net of taxes	(18)	2,140	(2,945)
Comprehensive loss	$(11,633)	$(37,047)	$(62,871)
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In Thousands Except Share Data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit)	Total
Balance at September 30, 2015	30,026,223	$29	$210,712	$(5,626)	$10,887	$216,002
Exercise of common stock options and vesting of restricted stock	716,439	—	9	—	—	9
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	9,471	—	—	9,471
Net loss	—	—	—	—	(59,926)	(59,926)
Defined benefit pension plan—unrecognized amounts, net of taxes				(2,547)		(2,547)
Foreign currency translation	—	—	—	(398)	—	(398)
Balance at September 30, 2016	30,742,662	$29	$220,192	$(8,571)	$(49,039)	$162,611
Exercise of common stock options and vesting of restricted stock	760,687	—	93	—	—	93
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	6,979	—	—	6,979
Net loss	—	—	—	—	(39,187)	(39,187)
Defined benefit pension plan—unrecognized amounts, net of taxes				1,589		1,589
Foreign currency translation	—	—	—	551	—	551
Balance at September 30, 2017	31,503,349	$29	$227,264	$(6,431)	$(88,226)	$132,636
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	973,755	1	403	—	—	404
Compensation expense from grants of common stock options and restricted stock	—	—	6,346	—	—	6,346
Issuance of common stock for acquisition activity	297,014	3	2,002			2,005
Cumulative adjustment related to adoption of ASU 2016-09			100		(207)	(107)
Net loss	—	—	—	—	(11,615)	(11,615)
Defined benefit pension plan—unrecognized amounts, net of taxes				773		773
Foreign currency translation	—	—	—	(791)	3	(788)
Balance at September 30, 2018	32,774,118	$33	$236,115	$(6,449)	$(100,045)	$129,654
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In Thousands)

	Year Ended September 30,
	2018	2017	2016
Operating activities
Net loss	$(11,615)	$(39,187)	$(59,926)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,599	5,796	6,502
Change in fair value of earnout liability	100	(954)	—
Stock compensation expense	6,597	7,377	12,247
Provision for inventory allowance	2,494	10,381	2,676
Provision for doubtful accounts	199	357	247
Deferred tax (benefit) expense	(10,945)	(620)	26,177
Impairment of goodwill and long-lived assets	—	1,963	18,998
Change in fair value of financial instruments	90	(573)	—
Incremental tax loss from exercise of common stock options and restricted stock	—	1,198	229
Gain on disposal of property and equipment	(480)	—	—
Changes in operating assets and liabilities:
Accounts receivable	6,582	(1,611)	(4,408)
Inventory	8,120	(3,507)	(4,776)
Prepaid and deferred taxes	739	730	27,057
Prepaid expenses and other assets	(689)	(1,024)	(160)
Accounts payable	670	3,192	232
Accrued expenses and other current liabilities	(9,576)	(14,882)	17,151
Distributions payable	(953)	1,359	(790)
Deferred revenue	743	—	—
Payables to sellers	4,586	(4,519)	(901)
Other liabilities	(642)	2,871	5,283
Net cash provided by (used in) operating activities	619	(31,653)	45,838
Investing activities
Increase in intangibles	(35)	(119)	(62)
Purchases of property and equipment, including capitalized software	(4,174)	(7,805)	(6,090)
Proceeds from note receivable	3,000	—	—
Proceeds from sale of property and equipment	828	—	—
Purchase of short-term investments	(20,000)	—	—
Cash paid for business acquisition, net of cash acquired	(16,673)	—	—
Net cash used in investing activities	(37,054)	(7,924)	(6,152)
Financing activities
Proceeds from exercise of common stock options (net of tax)	404	92	9
Incremental tax loss from exercise of common stock options and restricted stock	—	(1,198)	(229)
Net cash provided by (used in) financing activities	404	(1,106)	(220)
Effect of exchange rate differences on cash and cash equivalents	131	518	(418)
Net (decrease) increase in cash and cash equivalents	(35,900)	(40,165)	39,048
Cash and cash equivalents at beginning of year	94,348	134,513	95,465
Cash and cash equivalents at end of year	$58,448	$94,348	$134,513
Supplemental disclosure of cash flow information
Earnout liability for acquisition activity	$1,200	$—	$—
Issuance of common stock for acquisition activity	$2,005	$—	$—
Cash (paid) received for income taxes, net	$(916)	$793	$33,966
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization
Liquidity Services (the “Company”) operates a network of ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, returns process management ("RPM"), refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.auctiondeals.com. The Company also operates a global search engine for used machinery and equipment at www.machinio.com. The Company has over 11,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. The Company has five reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, Machinio, and Corporate & Other. See Note 17 for Segment Information.
On July 10, 2018, the Company acquired 100% of Machinio Corp., (“Machinio”), a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. See Note 4 for further information on this acquisition.
The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet, the effect of general business and economic trends, the Company's susceptibility to rapid technological change, actual and potential competition by entities with greater financial and other resources, and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise not renew their contracts with the Company.

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
Short-term Investments
The Company's short-term investments at September 30, 2018 consisted of various certificates of deposit with maturities of six months or less, and interest rates between 2% and 2.5%.
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
Inventory
Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or net realizable value. Cost is generally determined using the specific identification method. Costs associated with our warehouse operations are expensed as incurred and included within technology and operations expenses in the Statements of Operations. Charges for unsellable inventory, as well as for inventory written down to expected market price, are included in Cost of goods sold in the period in which they have been determined to occur.  During 2017, the Company recorded a $3.1 million inventory write-down within its IronDirect operating segment, as the carrying value of this inventory was written down to its expected market value. As of September 30, 2018, and 2017, the Company's inventory reflects write-downs of approximately $0.5 million and $4.6 million, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets includes prepaid income tax, financial assets, the short-term portion of a promissory note (described in "Other Assets"), as well as other miscellaneous prepaid expenses. Financial assets are related to participation agreements for principal transactions in the Company's commercial business. Changes in the fair value of the Company's financial assets are recorded in Other operating expense. See Note 12 for further information.
Other Assets
On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million 5-year interest bearing promissory note to the Company. Of the $12.3 million, $4.0 million has been repaid as of September 30, 2018. Of the $8.3 million outstanding at September 30, 2018, $6.3 million was recorded in Other assets, and $2.0 million in Prepaid expenses and other current assets as of September 30, 2018.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment are recorded at cost, and depreciated or amortized on a straight-line basis over the following estimated useful lives:

Computers and purchased software	One to five years
Office equipment	Three to five years
Furniture and fixtures	Five to seven years
Internally developed software for internal-use	Seven years
Leasehold improvements	Shorter of lease term or useful life
Buildings	Thirty-nine years
Land	Not depreciated
Intangible Assets
Intangible assets primarily consist of contract intangibles, brand and technology, and patent and trademarks. Intangible assets are amortized using the straight-line method over their estimated useful lives, ranging from three to ten years.
Impairment of Long-Lived Assets
Long-lived assets, including definite lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. No impairment was recorded during the year ended September 30, 2018. During the year ended September 30, 2017, the Company recorded a $1.2 million impairment of a contract intangible associated with its IronDirect business, and a $0.6 million impairment to leasehold improvements, also associated with its IronDirect business.
Goodwill
The Company reviews goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant buyer. In evaluating goodwill for impairment, the Company first assesses qualitative factors to determine whether it is more than likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further testing of goodwill assigned to the reporting unit is required. However, if the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies a two-step fair value-based test to assess goodwill for impairment. The first step compares the fair value of a reporting unit to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step is then performed. The second step compares the carrying amount of the reporting unit's goodwill to the implied fair value of the goodwill. If the implied fair value of the goodwill is less than the carrying amount, an impairment loss would be recorded in the statement of operations.
The annual goodwill impairment assessment was performed as of July 1, 2018, for the year ended September 30, 2018.
Deferred Revenue
Deferred revenue is primarily derived from subscription fees charged to customers for promotional placement on Machinio's search engine over periods ranging from one to fifteen months. Subscription fees are recognized ratably over the term of the agreements.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company evaluates revenue to determine whether the Company should report the gross proceeds as revenue (when the Company acts as the principal in the arrangement) or the Company should report its net commissions and related fees as revenue (when the Company acts as an agent). In arrangements in which the Company is deemed to be the primary obligor, bears physical and general inventory risk, and credit risk, the Company recognizes as revenue the gross proceeds from the sale, including buyer's premiums. The Company has evaluated its revenue recognition policy related to sales under its purchase transaction model and determined it is appropriate to account for these sales on a gross basis. In the Company's evaluation, the Company relied most heavily upon its status as primary obligor in the sales relationship and the fact that the Company has general inventory risk.
In arrangements in which the Company acts as an agent or broker on a consignment basis, without taking physical or general inventory risk, the Company recognizes revenue based on the sales commissions that are paid to the Company by the sellers for utilizing the Company's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction. Such revenue as well as other fee revenue is presented as Fee Revenue in the Consolidated Statements of Operations.
The Company collects and remits sales taxes on merchandise that it purchases and sells and reports such amounts under the net method in its Consolidated Statements of Operations.
The Company records revenue for subscriptions to Machinio's search engine on a straight-line basis over the term of the agreement.
Cost of Goods Sold
Cost of goods sold includes the costs of purchasing and transporting property for auction as well as credit card transaction fees. The Company purchases the majority of its inventory at a percentage of the vendor's original acquisition cost under the Surplus Contract and certain commercial contracts, and at a percentage of the vendor's last retail price under certain commercial contracts. Title for the inventory passes to the Company at the time of purchase and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government sellers when it receives only sales commission revenue and, as such, recognizes no inventory and related cost of goods sold associated with those sales. Cost of goods sold also includes shipping and handling costs.
Risk Associated with Certain Concentrations
For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed. However, for the remaining buyers, goods are not shipped before payment is made, and as a result the Company is not subject to significant collection risk from those buyers.
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
During the years ended September 30, 2018, 2017, and 2016, the Company had two material vendor contracts with the Department of Defense (DoD) under which it acquired, managed and sold government property. Revenue from the sale of property acquired, as well as provision of services, under the Surplus Contract accounted for 12.4%, 27.6%, and 31.0%, of the Company's consolidated revenue for the years ended September 30, 2018, 2017, and 2016, respectively. Revenue from the sale of property acquired under the Scrap Contract accounted for approximately 10.2%, 11.1% and 10.2% of the Company's total revenue for the years ended September 30, 2018, 2017, and 2016, respectively. These contracts are included within the Company's CAG segment. See Note 3, Significant Contracts, for further information related to the wind-down of the Surplus Contract.
Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. The property purchased under this contract represented approximately 33.7%, 21.8%, and 12.1% of cost of goods sold for the years ended September 30, 2018, 2017, and 2016, respectively. This contract is included within the RSCG segment.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Income Taxes
The Company accounts for income taxes using an asset and liability approach for measuring deferred taxes based on temporary differences between the financial statement and income tax bases of assets and liabilities existing at each balance sheet date using enacted tax rates for the years in which the taxes are expected to be paid or recovered. The Company recognizes deferred tax assets to the extent that it believes that these assets are more likely than not to be realized. In making such determination, the Company considers all available positive and negative evidence to estimate whether future taxable income will be generated to permit use of the existing deferred tax asset. The resulting net tax asset reflects management's estimate of the amount that will be realized.

The Company applies the authoritative guidance related to uncertainty in income taxes. Accounting Standards Codification (ASC) 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. During the year ended September 30, 2018, the Company did not record any unrecognized tax benefits. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions including, among others, Canada and the U.K.
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
The Company issues restricted stock units with service vesting conditions, performance vesting conditions, and market vesting conditions, or some combination thereof. For those restricted stock units with only service vesting conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. The Company also issues restricted stock awards with service and performance vesting conditions. For restricted stock awards and units with both performance and service vesting conditions, the Company starts recognizing compensation cost over the remaining service period when it is probable the performance condition will be met. The fair value of restricted stock awards and units with service vesting and/or performance vesting conditions is based on the closing price of the Company’s common stock on the date of grant.
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
The determination of the fair value of the Company’s stock options and stock appreciation rights with service and performance vesting conditions is based on a variety of factors including, but not limited to, the Company’s common stock price on the date of grant, expected stock price volatility over the expected life of units, expected term, risk-free rate, and dividend yield. The determination of the fair value of the Company’s stock options and restricted stock units with service and market vesting conditions is based on a variety of factors including, but not limited to, the Company’s common stock price on the grant date, expected stock price volatility, risk free interest rate, dividend yield, and projected exercise behavior.
Upon adoption of ASU 2016-09, Compensation - Stock Compensation (Topic 718), in the first quarter of 2018, the Company recognized forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to retained earnings of $0.2 million as of October 1, 2017.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
Advertising Costs
Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $3.6 million, $5.2 million and $6.0 million for the years ended September 30, 2018, 2017 and 2016, respectively.
Fair Value of Financial Instruments
Cash and cash equivalents, accounts receivable, accounts payable, profit-sharing distributions payable, and payables to sellers reported in the Consolidated Balance Sheets approximate their fair values. During the year ended September 30, 2018, the Company held financial assets that were related to participation agreements for principal transactions in the Company's commercial business. At September 30, 2018, the Company no longer held such financial assets.
Lastly, at September 30, 2018 the Company held short-term investments which consisted of various certificates of deposit with maturities of six months or less, and interest rates between 2% and 2.5%.
In addition, as a result of the Machinio acquisition, the sellers are eligible to receive earn-out consideration up to $5.0 million. The earn-out consideration was valued at approximately $1.2 million at the acquisition date.
Changes in the fair value of the Company's financial instruments are recorded in Other operating expense.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is primarily the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive (loss) income, a separate component of stockholders' equity. Realized foreign currency transaction gains and losses for 2018, 2017 and 2016 are included in interest and other income (expense), net in the Consolidated Statements of Operations.
Accumulated Other Comprehensive Income (loss)
The following table shows the changes in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Deficit
Balance at September 30, 2015	$(6,947)	$1,321	$(5,626)
Current-period other comprehensive (loss) income	(398)	(2,547)	(2,945)
Balance at September 30, 2016	(7,345)	(1,226)	(8,571)
Current-period other comprehensive (loss) income	551	1,589	2,140
Balance at September 30, 2017	(6,794)	363	(6,431)
Current-period other comprehensive (loss) income	(791)	773	(18)
Balance at September 30, 2018	$(7,585)	$1,136	$(6,449)
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
The Company has not included the following stock options in the calculation of diluted income per share because the option exercise prices were greater than the average market prices for the applicable periods:
(a)   for the year ended September 30, 2018 1,170,125 options;
(b)   for the year ended September 30, 2017 1,023,072 options; and
(c)   for the year ended September 30, 2016 1,284,689 options.
For the years ended September 30, 2018, 2017 and 2016, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities would have been anti-dilutive. Diluted net income attributable to common stockholders per share includes the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. See Note 11 for outstanding stock options and unvested restricted stock, all of which are anti-dilutive as of September 30, 2018.
Recent Accounting Pronouncements
Accounting Standards Adopted
In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718). This update was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based awards to their employees. The amendments in this update cover such areas as the recognition of excess tax benefits and deficiencies and an accounting policy election for forfeitures. As part of the new guidance:
•Excess tax benefits and deficiencies arising from share-based awards are reflected in the condensed consolidated statements of operations as income tax expense rather than within stockholders’ equity.
•Excess tax benefits will be presented as an operating activity on the statement of cash flows rather than as a financing activity.
•A forfeiture election will be made to either estimate forfeitures (similar to the requirement in effect prior to adoption of the update) or recognize actual forfeitures as they occur. Entities will apply the forfeiture election provision using a modified retrospective transition approach, with a cumulative effect adjustment recorded to retained earnings as of the beginning of the period of adoption.
•Methods used to satisfy statutory tax withholding requirements by employers who withhold shares upon settlement of an award on behalf of an employee to cover tax obligations are broadened to allow for a range of withholding from the minimum to the maximum statutory allowable amounts.

The Company adopted the provisions of this guidance during the first quarter of 2018 as follows:
•Excess tax benefits and deficiencies arising from share-based awards are reflected within the Consolidated Statements of Operations as income tax expense; adopted prospectively, with no impact to prior year amounts;
•Excess tax benefits are presented as an operating activity on the statement of cash flows; adopted prospectively with no impact on prior year amounts.
As part of its adoption of ASU 2016-09, the Company made an accounting policy election to change the way in which it accounts for forfeitures of share-based awards. Specifically, beginning in the first quarter of 2018, the Company recognizes forfeitures of share-based awards as they occur in the period of forfeiture rather than estimating the number of awards expected to be forfeited at the grant date and subsequently adjusting the estimate when awards are actually forfeited. The change in accounting policy resulted in an adjustment to retained earnings as of October 1, 2017 of approximately $0.2 million.
Accounting Standards Not Yet Adopted

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which supersedes most existing revenue recognition guidance under GAAP. The new standard will change the way the Company recognizes revenue and significantly expand the disclosure requirements for revenue arrangements. The guidance may be adopted either retrospectively or on a modified retrospective basis whereby the new standard would be applied to new and existing arrangements with remaining performance obligations as of the effective date, with a cumulative catch-up adjustment recorded to retained earnings at the effective date for existing arrangements with remaining performance obligations. During the year ended September 30, 2017, the Company initiated a formal project to assess the new standard, which was completed in three phases: an assessment phase, a design phase, and an implementation phase. The Company completed the assessment phase, which consisted of reviewing a representative sample of contracts, engaging in discussions with key stakeholders, and cataloging potential impacts on the Company’s accounting policies, financial statements, and systems and processes. The Company has also completed the design phase, which consisted of performing an in-depth contract review process, drafting a set of accounting policies in compliance with the new standard, and quantifying the impact of the adoption of this new standard. The Company is currently in the process of implementing the new standard during the first quarter of 2019. The Company has decided to adopt the standard on a modified retrospective basis. The expected impact on the Company's reported results of adopting the new standard is a $0.8 million increase to retained earnings, with the offset as an increase to the Company's assets at the transition date of October 1, 2018. An estimated $0.7 million of this impact results from the recognition of variable consideration at the point in time in which it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. The remaining impact of $0.1 million relates to the recognition of sales commissions paid to certain employees for costs to obtain contracts that will benefit the Company over an estimated period of greater than twelve months.
In February 2016, the FASB issued ASU 2016-2, Leases. ASU 2016-02 will change the way the Company recognizes its leased assets. ASU 2016-2 will require organizations that lease assets-referred to as "lessees"-to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-2 will also require disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The guidance will be effective for the Company beginning on October 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.
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
In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. This guidance will become effective for the Company beginning on October 1, 2018.  The Company is currently evaluating its adoption of this standard. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial statements and related disclosures.

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The update provides new guidance regarding the classification of debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, distributions received from equity method investments, beneficial interests in securitized transactions, and separately identifiable cash flows and application of the predominance principle. This guidance will become effective for the Company beginning on October 1, 2018. Early adoption of the standard is permitted. The Company does not expect the adoption of this standard to have a significant impact on the Company’s consolidated financial statements and related disclosures.
3. Significant Contracts
DLA Disposition Services
Historically, the Company had two material vendor contracts with the DoD, the Scrap Contract and the Surplus Contract.

Under the Scrap Contract, the Company is the remarketer of all DoD non-electronic scrap turned into the Defense Logistics Agency (DLA) available for sale within the United States, Puerto Rico, and Guam.

The current Scrap Contract was awarded to the Company in April 2016. The Scrap Contract has a 36-month base term that commenced in the first quarter of 2017, with two 12-month extension options exercisable by the DLA. The base term of the Scrap Contract will expire on September 30, 2019. The Company pays a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bears all of the costs for the sorting, merchandising and sale of the property. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to the Company.

Revenue from the Scrap Contract accounted for approximately 10.2%, 11.1%, and 10.2% of the Company's consolidated revenue for the years ended September 30, 2018, 2017 and 2016, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Surplus Contract was a competitive-bid contract under which the Company acquired, managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items the DoD determined were no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract required the Company to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value. The Company retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property. Included in Accrued expenses and other current liabilities in the Consolidated Balance Sheet is a liability to the DoD for the inventory that has not been paid for in the amount of zero, $6.2 million and $16.1 million, as of September 30, 2018, 2017 and 2016, respectively,

On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (“IFB”) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two new term surplus contracts. On December 5, 2017, the DLA determined that the Company was not the high bidder for either of the two contracts. The Company made its final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018 had completed its wind-down of the Surplus Contract.

Revenue from the Surplus Contract accounted for approximately 12.4%, 27.6% and 31.0%, of the Company's consolidated revenue for the years ended September 30, 2018, 2017 and 2016, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Acquisition
Machinio
On July 10, 2018, the Company, entered into a definitive agreement to acquire 100% of the issued and outstanding capital stock of Machinio, a Delaware corporation. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. The primary reason for the acquisition was to expand the services and channels the Company offers to its sellers, and to grow the Company's network of buyers. For segment reporting purposes, Machinio is a separate reportable segment.

The consideration paid to the Sellers for the acquisition of Machinio equity was approximately $19.9 million in cash, earn-out consideration, and Company equity, including the acquisition of Machinio cash of approximately $1.5 million at the closing and a closing working capital purchase price adjustment (for a net cash consideration of approximately $16.7 million). Shares of restricted stock of the Company issued in a private placement to Machinio executives in exchange for their shares of Machinio stock valued at approximately $2.0 million were included in the consideration. In addition, the Machinio sellers are eligible to receive earn-out consideration up to $5.0 million. The earn-out consideration was valued at approximately $1.2 million at the acquisition date.

In connection with the acquisition, the Company issued restricted stock units and restricted stock awards valued at approximately $4.7 million in the aggregate to Machinio’s executives and employees. The restricted stock units and restricted stock awards are subject to performance-based vesting, based upon the achievement of certain annual revenue and adjusted EBITDA targets through calendar year 2021, in each case, subject to each recipient’s continued employment with the Company on such vesting dates and other standard terms and conditions set forth in the respective grant agreements.

Under the acquisition method of accounting, the total estimated purchase price is allocated to Machinio's net tangible and intangible assets acquired based on their estimated fair values as of July 10, 2018. Based on management's valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, goodwill of approximately $14.6 million was recorded, of which zero is deductible for tax purposes. The purchase price was allocated as follows:

Consideration Amount
(in thousands)
Other Current Assets	$106
Goodwill	14,558
Customer relationships intangible asset	3,100
Developed technology intangible asset	2,700
Trade name intangible asset	1,500
Property and equipment and other long-term assets	252
Liabilities excluding deferred revenue	(956)
Deferred revenue	(1,400)
Total consideration	$19,860
Related to the recognition of intangible assets for customer relationships, developed technology, and trade name, as well as the earn-out consideration and deferred revenue, certain nonrecurring fair value measurements were performed as of the acquisition date under the provisions of ASC 805. The fair value measurements were classified as Level 3 assets within the fair value hierarchy under the provisions of ASC 820 and ASC 805. The significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy were rates of return ranging from 30% to 35% for the identifiable intangible assets and deferred revenue and 12% to 17% for the contingent consideration. The valuation processes used included the relief from royalty method and the multi-period excess earnings method for the identifiable intangible assets, cost to fulfill method for the deferred revenue, and a lattice valuation method to estimate the fair value of the contingent consideration.
The net sales and operating losses of Machinio included within the Consolidated Financial Statements since the date of acquisition was $0.7 million and $(0.9) million for the year ended September 30, 2018.
The following pro-forma financial information presents the Company's results as if the acquisition had occurred on October 1, 2016:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
	2018	2017
	(in thousands)
Revenue	$228,484	$272,231
Net loss	$(12,857)	$(42,289)
This pro-forma information includes nonrecurring adjustments for the amortization of intangible assets and the recognition of deferred revenue.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2018	2017
	(in thousands)
Computers and purchased software	$2,488	$23,724
Internally developed software for internal-use	8,094	7,100
Office/Operational equipment	5,957	6,845
Leasehold improvements	2,918	4,167
Building	2,572	2,558
Furniture and fixtures	1,056	1,247
Vehicles	858	1,048
Land	754	754
Construction in progress	2,991	944
Total property and equipment	27,688	48,387
Less: Accumulated depreciation and amortization	(11,078)	(31,594)
Total property and equipment, net	$16,610	$16,793
Depreciation and amortization expense related to property and equipment for the years ended September 30, 2018, 2017 and 2016, was $4.2 million, $4.8 million and $5.1 million, respectively. During the year ended September 30, 2018, the Company transferred $0.4 million from Construction in progress to internally developed software for internal-use and capitalized an additional $2.5 million in cost associated with internally developed software for internal-use. During the year ended September 30, 2017, the Company transferred $3.9 million from Construction in progress to internally developed software for internal-use and capitalized an additional $3.2 million in cost associated with internally developed software for internal-use.
Amortization of internally developed software for internal-use was $1.4 million and $0.4 million for the years ended September 30, 2018 and September 30, 2017. There was no amortization expense for internally developed software for internal-use in 2016.
The Company did not record fixed asset impairment charges in 2018. During the year ended September 30, 2017, the Company recorded $0.6 million in fixed asset impairment charges associated with leasehold improvements in its IronDirect business. These impairment charges are recorded in the Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets line item in the Consolidated Statements of Operations and reported under the Corporate & Other segment.
6. Goodwill
The annual goodwill impairment assessment was performed as of July 1, 2018, for the year ended September 30, 2018.
The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce.
A reporting unit represents a component of an operating segment that (a) constitutes a business, (b) has discrete financial information, and (c) has its performance is reviewed by management. During the year ended September 30, 2016, the Company concluded that it had five reporting units—RSCG, CAG, GovDeals, TruckCenter, and IronDirect. During 2017, the Company exited certain TruckCenter operations in order to focus its time and resources on its ecommerce marketplace strategy. As a result, as of September 30, 2017, the Company had four reporting units-RSCG, CAG, GovDeals and IronDirect. As a result of the acquisition of Machinio during the year ended September 30, 2018, the Company had five reporting units-RSCG, CAG, GovDeals, IronDirect, and Machinio at September 30, 2018.
As a result of the Company's 2016 annual impairment assessment, the Company recorded a $19.0 million impairment charge to its RSCG reporting unit. The goodwill impairment was due to updated assumptions used in the fair value calculation.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As part of the Company's 2018 and 2017 annual impairment assessments, the Company determined that certain events required the Company to evaluate goodwill to identify potential impairment. After performing the evaluation, the Company concluded the remaining reporting units with goodwill had fair values as of July 1, 2018 and 2017, that substantially exceeded their respective book values.
The following summarizes the goodwill activity for the Company's reportable segments that have goodwill during the periods indicated:

Goodwill (in thousands)	RSCG	CAG	GovDeals	Machinio	Total
Balance at September 30, 2015	$18,604	$45,469	$—	$—	$64,073
Reallocation of goodwill	—	(23,731)	23,731	—	—
Impairment charge	(18,998)	—		—	(18,998)
Translation adjustments	394	(335)	—	—	59
Balance at September 30, 2016	$—	$21,403	$23,731	$—	$45,134
Translation adjustments	—	254	—	—	254
Balance at September 30, 2017	$—	$21,657	$23,731	$—	$45,388
Business acquisition	—	—	—	14,558	14,558
Translation adjustments	—	(127)	—	—	(127)
Balance at September 30, 2018	$—	$21,530	$23,731	$14,558	$59,819
Machinio is a business acquired during the year ended September 30, 2018. See Note 4 for acquisition information.
Accumulated goodwill impairment losses as of September 30, 2018 and 2017 were $168.6 million.
7. Intangible Assets

		Balance as of September 30, 2018				Balance as of September 30, 2017
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(in thousands)				(in thousands)
Contract intangibles	6	$3,100	$(129)	$2,971	6.0	$—	$—	$—
Brand and technology	5	2,700	(135)	2,565	5.0	—	—	—
Patent and trademarks	7 - 10	2,269	(439)	1,830	7.8	943	(516)	427
Total intangible assets, net		$8,069	$(703)	$7,366		$943	$(516)	$427
Future expected amortization of intangible assets at September 30, 2018, is as follows:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Year Ending September 30,	Amortization
(in thousands)
2019	$1,338
2020	1,336
2021	1,330
2022	1,322
2023	1,177
2024 and after	863
Total	$7,366
On July 10, 2018, the Company acquired 100% of the issued and outstanding capital stock of Machinio. As part of this acquisition, the Company recorded intangible assets for customer relationships, developed technology, and trade name. See Note 4 for further information on this acquisition.
Amortization expense related to intangible assets for the years ended September 30, 2018, 2017 and 2016 was $0.4 million, $1.0 million and $1.4 million, respectively.
The Company did not record intangible asset impairment charges in 2018. During 2017, the Company recorded a $1.2 million impairment of a contract intangible associated with customer relationships in its IronDirect business and reduced the remaining unamortized value of this intangible asset to zero. The Company also concluded that a covenant not to compete intangible asset received in connection with the acquisition of the TruckCenter business, was impaired due to the exit of the TruckCenter land-based, live auction and retail business. The Company recorded a $0.1 million charge and reduced the remaining unamortized value of this intangible asset to zero during the year ended September 30, 2017. These impairment charges are recorded in the Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets line item in the Consolidated Statements of Operations and reported under the Corporate & other segment.
8. Commitments
Leases
The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2023. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $0.6 million and $0.6 million, at September 30, 2018 and 2017, respectively. Future minimum payments under the leases as of September 30, 2018, are as follows:

Year Ending September 30,	Operating Lease Payments
(in thousands)
2019	$5,952
2020	2,881
2021	1,743
2022	1,001
2023	305
Total future minimum lease payments	$11,882
On June 16, 2017 the Company entered into a sub-lease agreement for 18,412 square feet of office space at 6931 Arlington Road, Bethesda, Maryland. The sub-lease commenced September 29, 2017 and will expire April 30, 2023. On the sub-lease commencement date, the Company relocated its headquarters previously located at 1920 L Street NW, Washington DC, to the new Bethesda location. The Company ceased using the L Street location as of September 30, 2017 and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017, within the Other operating expenses line item. During November 2018, based on updated information the Company revised its expectation related to contractual obligations toward the lessor of the Company's previous headquarters. As a result of this updated information, the

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Company recorded a reduction to its cease-use charge of approximately $0.3 million into its financial statements as of September 30, 2018.
Rent expense for the years ended September 30, 2018, 2017 and 2016, was $10.7 million, $10.8 million, and $11.5 million, respectively. The 2017 rent expense amount does not include the $2.0 million cease-use charge pertaining to the L Street location.
9. 401(k) Benefit Plan
The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2018, 2017 and 2016, the Company contributed and recorded expense of approximately $1.4 million, $2.1 million and $1.7 million, respectively, to the Plan.
10. Income Taxes
The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2018	2017	2016
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$108	$(234)	$—
State	714	613	672
Foreign	795	(210)	176
	1,617	169	848
Deferred tax (benefit) expense:
U.S. Federal	(6,796)	(592)	25,338
State	(4,182)	(86)	3,890
Foreign	33	58	(3,051)
	(10,945)	(620)	26,177
Total (benefit) provision	$(9,328)	$(451)	$27,025
Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	September 30,
	2018	2017
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$10,163	$9,171
Net operating losses—U.S.	32,328	31,133
Accrued vacation and bonus	437	859
Inventory capitalization	238	1,315
Inventory reserve	—	1,903
Allowance for doubtful accounts	47	98
Stock compensation expense	3,455	6,689
Amortization of intangibles	—	2,753
Restructuring costs	353	913
Other	1,158	3,134
Total deferred tax assets before valuation allowance	48,179	57,968
Less: valuation allowance	(39,337)	(54,379)
Net deferred tax assets	8,842	3,589
Deferred tax liabilities:
Amortization of intangibles	204	—
Amortization of goodwill	5,949	9,000
Depreciation	37	185
Capitalized costs	2,542	3,032
Pension liability	556	372
Total deferred tax liabilities	$9,288	$12,589
Net deferred taxes	$(446)	$(9,000)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2018	2017	2016
U.S. statutory rate	24.5%	35.0%	35.0%
Permanent items	(1.2)%	(0.9)%	(4.2)%
State taxes	0.1%	1.2%	1.9%
Net foreign rate differential	(1.3)%	(2.8)%	(3.8)%
Unrecognized tax benefits	(0.5)%	3.5%	(2.2)%
Change in valuation allowance	(31.6)%	(34.8)%	(108.8)%
Benefit from new Tax Act	51.3%	—%	—%
Other	3.30%	(0.06)%	—%
Provision for income taxes	44.6%	1.1%	(82.1)%
At September 30, 2018 and 2017, the Company had federal and state deferred tax assets of $28.4 million and $45.4 million, respectively, related to available federal and state net operating loss (NOL) carryforwards and other U.S. deductible temporary differences. The NOL carryforwards expire beginning in 2035. At September 30, 2018 and 2017, the Company had deferred tax assets related to available foreign NOL carryforwards of approximately $10.2 million and $9.2 million respectively. All but approximately $0.4 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2019.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“The Tax Act”) was signed into law. The Tax Act reduces the corporate tax rate from 35% to 21%. The rate change is administratively effective at the beginning of the Company’s 2018 fiscal year, using a blended rate of 24.53%. Staff Accounting Bulletin 118 provides guidance on accounting for the tax effects of the Tax Act. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but the Company can determine a reasonable estimate, it must record a provisional estimate in the financial statements. At September 30, 2018, the Company had not yet completed its accounting for the tax effects of the Tax Act; however, in the following cases, the Company has made a provisional estimate of the Tax Act’s effects during 2018. We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. However, we are still analyzing certain aspects of the Act and refining our calculations, which could potentially affect the measurement of these balances. The provisional benefit recorded for the remeasurement of our deferred tax balance and recognition of the realizability of deferred tax assets was $10.7 million.
The effect of the international provisions of the Tax Act, which establish a territorial tax system and subject certain foreign earnings on which US tax is currently deferred to a one-time transition tax, is uncertain. We have not sufficiently completed our analysis of earnings and profits from our foreign subsidiaries to reasonably estimate the effects of the one-time transition tax, and therefore, have not recorded provisional amounts. We continue to apply ASC 740 based on the provisions of the tax laws that were in effect immediately prior to the Act being enacted. Because we had previously determined these amounts were indefinitely reinvested, no deferred tax assets have been recorded. We will complete the analysis of the effects of the Tax Act in the first quarter of fiscal year 2019.
The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2018. Such objective evidence limits the ability to consider other evidence such as our projections for future growth. On the basis of this evaluation, the Company recorded a net change to its valuation allowance of $15 million to bring the total valuation allowance to $39.4 million at September 30, 2018. The change is comprised of $10.8 million for the remeasurement of deferred tax assets using the lower enacted tax rate, $10.7 million benefit for the recognition of the realizability of deferred tax assets for changes in the Tax Act, $0.7 million resulting from the acquisition of Machinio, netted against a $7.2 million charge for current year NOLs.
On July 10, 2018, the Company acquired 100% of stock of Machinio Corp for approximately $19.9 million dollars cash and Company equity. Under the acquisition method of accounting, the Company recorded a net deferred tax liability of $0.7 million comprised primarily of acquired intangibles netted against NOLs and other deferred assets and recognized a $0.7 million tax benefit from a reduction to its valuation allowance. The total amount of acquired NOLs, which are subject to limitations under Section 382, were approximately $1.8 million.
The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was approximately $7.9 million as of September 30, 2018. As of September 30, 2018, and 2017, approximately $14.4 million and $14.9 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended September 30, (In thousands)
	2018	2017	2016
Beginning balance at October 1	$—	$725	$—
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	107	1,426	725
Reductions for tax positions of prior years	(107)	(229)	—
Settlements	—	(1,922)	—
Balance at September 30	$—	$—	$725
The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During 2018, the Company did not identify any new uncertain tax positions.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company recognizes interest and penalties in the period in which they occur in the income tax provision. During 2018, the Company recorded a charge of $0.1 million for interest related to years 2013 and 2014. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. The Company has no open income tax examinations and the statute of limitations for years prior to 2015 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2015 may be adjusted upon examination by tax authorities if they are utilized.
11. Equity Transactions
2006 Omnibus Long-Term Incentive Plan
In conjunction with the Company's initial public offering, the board of directors and the Company's stockholders approved the 2006 Omnibus Long-Term Incentive Plan (2006 Plan), on December 2, 2005.
A portion of the options and restricted shares granted to employees vest based on certain performance conditions being satisfied by the Company. Performance-based stock options are tied to the Company's annual performance against pre-established internal targets and the actual payout under these awards may vary from zero to 100% of an employee's target payout, based upon the Company's actual performance during the previous twelve months. The performance-based stock options are also subject to vesting requirements and generally vest when the performance condition has been satisfied. The fair value for stock options granted during the period was estimated at the grant date using the Black-Scholes option pricing model, as described in Note 2, and the Company bases the fair value of restricted shares granted on the closing price of the shares on the grant date. The Company recognizes compensation cost over the requisite service period or when it becomes probable that the performance condition will be satisfied.
Under the 2006 Plan, as amended, 10,000,000 shares of common stock were available for issuance. At September 30, 2014, there were 772,227 shares reserved for issuance in connection with awards under the 2006 Plan. In February 2015, at the Company's annual meeting of stockholders, the stockholders approved an amendment to the 2006 Plan which increased the shares available for issuance under the 2006 Plan by 3,000,000 shares and established a fungible share pool so that awards other than options or stock appreciation rights granted after January 9, 2015, would be counted as 1.5 shares from the shares reserved for issuance under the 2006 Plan. On February 23, 2017, at the Company's annual meeting of stockholders, the stockholders approved amendments to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 3,300,000, bringing the total number of shares issuable under the 2006 Plan since it was adopted to 16,300,000 shares. At September 30, 2018, 2,721,386 shares were reserved for issuance in connection with awards under the 2006 Plan.
During 2017, the Company issued 218,550 cash-settled stock appreciation rights at a price of $10.30, and 234,313 cash-settled stock appreciation rights were forfeited. During 2018, the Company issued 104,055 cash-settled stock appreciation rights at a price of $4.57, and 415,373 cash-settled stock appreciation rights were forfeited. Stock appreciation rights are recorded as liability awards. The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year. The Company issues stock appreciation rights where restrictions lapse upon either the passage of time (service vesting), achievement of performance targets, or some combination of these conditions. For those stock appreciation rights with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period. For awards with both performance and service conditions, the Company starts recognizing compensation cost over the remaining service period, when it is probable the performance condition will be met.
During the year ended September 30, 2018, the Company granted both time-based stock options and performance-based stock options to certain employees. Approximately 671,644 options were granted, including 418,780 options subject to performance-based vesting terms and 252,864 subject to time-based vesting terms over four years. The performance-based options will vest in installments based on average stock price and growth in contribution margin, in each case, subject to each recipient’s continued employment with the Company.
During the year ended September 30, 2018, the Company granted both time-based restricted stock and performance-based restricted stock to certain employees. Approximately 1,282,401 shares of restricted stock were granted, including 915,180 shares subject to performance-based vesting and 367,221 subject to time-based vesting terms over four years. The performance-based restricted stock units will vest in installments based on average stock price and achievement of certain annual revenue and adjusted EBITDA targets through calendar year 2021, in each case, subject to each recipient’s continued employment with the Company.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For those stock options and restricted stock with only service conditions, the Company recognizes compensation cost on a straight-line basis over the explicit service period.
For the years ended September 30, 2018, 2017 and 2016, the Company recorded stock-based compensation of $6.6 million, $7.4 million and $12.3 million, respectively. The total costs related to unvested awards with only service vesting conditions, not yet recognized, as of September 30, 2018 was $5.2 million, which will be recognized over the weighted average vesting period of 48 months. The total costs related to unvested awards with both service and performance vesting conditions, not yet recognized, as of September 30, 2018 was $9.8 million.
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

Acquisition
In connection with the acquisition of Machinio, the Company issued 248,577 restricted stock awards, 370,370 restricted stock units, and 47,202 options valued in the aggregate at approximately $5.0 million to Machinio's executives and employees. The restricted stock awards and options were issued under the Machinio Corp. 2014 Stock Incentive Plan which was assumed by the Company at acquisition. The restricted stock units were issued through a private placement. The Company also issued 297,014 shares of restricted Company common stock through a private placement to the Machinio executives. Lastly, the Company issued 49,893 restricted stock awards under its 2006 Omnibus Long-Term Incentive Plan to Machinio employees.
Stock Option Activity
A summary of the Company's stock option activity for the years ended September 30, 2018, 2017, and 2016 is as follows:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Options	Weighted- Average Exercise Price
Options outstanding at September 30, 2015	1,472,643	$17.46
Options granted	583,228	6.68
Options exercised	(1,251)	7.48
Options canceled	(346,133)	16.99
Options outstanding at September 30, 2016	1,708,487	13.91
Options granted	232,845	9.18
Options exercised	(12,421)	7.41
Options canceled	(223,938)	13.00
Options outstanding at September 30, 2017	1,704,973	13.43
Options granted	671,644	5.09
Options assumed in business acquisition	47,201	1.21
Options exercised	(57,665)	7.01
Options canceled	(347,830)	13.82
Options outstanding at September 30, 2018	2,018,323	10.49
Options exercisable at September 30, 2018	1,060,958	14.74
The following table summarizes information about options outstanding at September 30, 2018:

	Options Outstanding
Range of Exercise Price	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.99 - $4.70	357,848	9.11	$4.07
$4.71 - $6.40	441,934	6.34	5.61
$6.41 - $8.24	385,924	7.30	6.98
$8.25 - $11.08	406,929	5.64	9.52
$11.09 - $46.72	425,688	3.82	25.04
The following table summarizes information about options exercisable at September 30, 2018:

	Options Exercisable
Range of Exercise Price	Number Exercisable	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price
$0.99 - $4.70	6,121	8.32	$1.21
$4.71 - $6.40	224,234	7.30	6.29
$6.41 - $8.24	135,138	6.13	7.01
$8.25 - $11.08	270,402	5.24	9.71
$11.09 - $46.72	425,063	3.82	25.06
The following table summarizes information about assumptions used in valuing options granted:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Year ended September 30
	2018	2017	2016
Dividend yield	—	—	—
Expected volatility	50.76% - 58.59%	54.22% - 54.93%	51.5% - 58.6%
Risk-free interest rate	0.47% - 2.72%	1.65% - 2.17%	0.5% - 1.5%
Expected term	3.8	3.8	4.0
The intrinsic value of outstanding and exercisable options at September 30, 2018 was approximately $1.14 million and $0.05 million, respectively, based on a stock price of $6.35 on September 30, 2018.
The weighted average grant date fair value of options granted during 2018, 2017, and 2016 was $2.04, $3.58 and $2.07, respectively.
The intrinsic value of options exercised at September 30, 2018, 2017, and 2016 was approximately $30,384, $24,032 and $3,128, respectively. Approximately 0.6 million unvested service-based stock options are expected to vest.
Restricted Share Activity
A summary of the Company's restricted share activity for the years ended September 30, 2018, 2017, and 2016 is as follows:

	Restricted Shares	Weighted- Average Fair Value
Unvested restricted shares at September 30, 2015	2,367,187	$16.08
Restricted shares granted	1,504,655	5.54
Restricted shares vested	(715,188)	16.09
Restricted shares canceled	(495,409)	20.25
Unvested restricted shares at September 30, 2016	2,661,245	9.34
Restricted shares granted	849,352	8.78
Restricted shares vested	(748,266)	11.04
Restricted shares canceled	(571,900)	9.81
Unvested restricted shares at September 30, 2017	2,190,431	8.42
Restricted shares granted	1,282,401	6.81
Restricted shares vested	(617,620)	9.22
Restricted shares canceled	(538,356)	8.78
Unvested restricted shares at September 30, 2018	2,316,856	7.23
The intrinsic value and weighted average remaining contractual life in years of unvested restricted shares at September 30, 2018, is approximately $12.8 million and 8.46, respectively, based on a stock price of $6.35 on September 30, 2018. Approximately 1.0 million unvested service-based restricted stock shares are expected to vest. During 2016 and 2017, only restricted stock units were granted.
Share Repurchase Program
The Board of Directors authorized the Company to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using the Company's available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the twelve months ended September 30, 2018. As of September 30, 2018, the Company may repurchase an additional $10.1 million shares under this program.

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
As of September 30, 2017, the Company had financial assets that were measured at fair value and were classified as Level 3 assets within the fair value hierarchy. The Company no longer had such assets at September 30, 2018. The Company recorded the financial assets using the fair value option under ASC 825, Financial Instruments. These financial assets represented the value of rights the Company held from its participation in certain principal transactions in the Company's commercial business, where a third-party partner owned the underlying assets to be sold, and the Company had contributed funds to the partner towards purchasing those underlying assets. These assets were included in prepaid expenses and other current assets in the Consolidated Balance Sheets.
During the year ended September 30, 2018, and as a result of the acquisition of Machinio, the Company recorded contingent consideration in the amount of $1.2 million on its balance sheet. This contingent consideration was measured at fair value and classified as Level 3 liabilities within the fair value hierarchy. The contingent consideration is based on the Company's achievement of EBITDA targets for the 12-month period ending December 31, 2019. The liability for this consideration is included in Deferred taxes and other long-term liabilities in the Consolidated Balance Sheets.
During the year ended September 30, 2018, the Company invested $20.0 million in certificates of deposit with maturities of six months or less, and interest rates between 2% and 2.5%. These assets were measured at fair value and were classified as Level 1 assets within the fair value hierarchy.
The changes in financial assets and earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2018, are as follows (dollars in thousands):

	Contingent Consideration	Financial Instruments

Balance at September 30, 2016	$—	$2,200
Acquisition of financial assets	—	2,662
Settlements	—	(4,944)
Change in fair value of financial assets	—	573
Balance at September 30, 2017	—	491
Acquisition of financial assets	—	—
Earn-out from business acquisition	1,200	—
Settlements	—	(401)
Change in fair value	100	(90)
Balance at September 30, 2018	$1,300	$—

When valuing its financial assets, the Company considers asset condition, economic and/or market events, and other pertinent information that would impact its estimate of the expected generated proceeds. The valuation procedures are primarily based on management's projection of the value of the assets securing the financial investment.

The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The calculation was based on EBITDA volatilities observed in comparable companies in Machinio's industry.

Management’s estimation of the fair value of these assets and liabilities is based on the best information available in the circumstances and may incorporate management's own assumptions regarding market demand for these assets. Such

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

assumptions involve management's judgment, taking into consideration a combination of internal and external factors. Changes in fair value of the Company's Level 1 and Level 3 assets and liabilities are recorded in Other operating expense in the Consolidated Statements of Operations.

The Company’s financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), accounts receivable, and a promissory note. The Company believes the carrying value of these instruments approximates fair value.
13. Defined Benefit Pension Plan
Certain employees of Liquidity Services UK Limited ("GoIndustry"), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the "Scheme"), a qualified defined benefit pension plan. The Scheme was closed to new members on January 1, 2002.
The Company recognizes the funded status of its postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in stockholders' equity. The funded status is measured as the difference between the fair value of the plan's assets and the benefit obligation of the plan.
The net periodic benefit cost recognized for the years ended September 30, 2018, 2017 and 2016, included the following components:
Qualified Defined Benefit Pension Plan

	Year Ended September 30,
	2018	2017	2016
	(in thousands)
Interest cost	$651	$582	$814
Expected return on plan assets	(986)	(826)	(1,066)
Total net periodic benefit	$(335)	$(244)	$(252)
The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2018 and September 30, 2017:

Qualified Defined Benefit Pension Plan

	Year Ended September 30,
	2018	2017
	(in thousands)
Change in benefit obligation
Beginning balance	$25,085	$26,321
Interest cost	651	582
Benefits paid	(2,297)	(718)
Actuarial loss/(gain)	(590)	(1,861)
Foreign currency exchange rate changes	(623)	761
Ending balance	$22,226	$25,085

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Qualified Defined Benefit Pension Plan

	Year Ended September 30,
	2018	2017
	(in thousands)
Change in plan assets
Beginning balance at fair value	$26,943	$25,767
Actual return on plan assets	1,175	569
Benefits paid	(2,297)	(718)
Employer's contributions	—	552
Foreign currency exchange rate changes	(689)	773
Ending balance at fair value	$25,132	$26,943
Overfunded (underfunded) status of the Plan	$2,906	$1,859
The accrued pension asset of $2.9 million is recorded in Other long-term assets in the Consolidated Balance Sheet. Because the Plan is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, and totals $22.2 million and $25.1 million at September 30, 2018 and September 30, 2017, respectively.
The amount recognized in other comprehensive loss related to the Company's qualified defined benefit pension plan, net of tax, for the years ended September 30, 2018 and September 30, 2017, is shown in the following table:

Qualified Defined Benefit Pension Plan

	Year Ended September 30,
	2018	2017
	(in thousands)
Accumulated Other Comprehensive (Income) Loss
Accumulated Other Comprehensive (Income) Loss at beginning of year	$(123)	$1,226
Net actuarial gains	(773)	(1,589)
Foreign currency exchange rate changes	4	240
Accumulated Other Comprehensive (Income) at end of year	$(892)	$(123)
Estimated amounts to be amortized from accumulated other comprehensive (income) loss into net periodic benefit cost during 2018 based on September 30, 2018 plan measurements are $0. Amortization of a net gain or loss included in accumulated other comprehensive income shall be included as a component of net pension cost for a year if, as of the beginning of the year, that net gain or loss exceeds 10 percent of the greater of the projected benefit obligation or the market-related value of plan assets. The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.
Actuarial Assumptions
The actuarial assumptions used to determine the benefit obligations at September 30, 2018 and September 30, 2017, and to determine the net periodic (benefit) cost for the year were as follows:
Qualified Defined Benefit Pension Plan

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	2018	2017
Discount rate	2.90%	2.70%
Expected return on plan assets	4.00%	3.80%
Increases to non-GMP pensions in payment accrued pre 4/6/97	—%	—%
Increases to non-GMP pensions in payment accrued post 4/6/97	2.20%	2.10%
Rate of increases to deferred CPI linked benefits	2.20%	2.10%
Rate of increases to deferred RPI linked benefits	3.30%	3.20%
Mortality—100% for males and 105% for females of S2PxA "light" tables, projected in line with the 2017 Continuous Mortality Investigation projection model and a 1.5% per annum long-term rate of improvement.
Estimated Future Benefit Payments
The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2019	$753
2020	770
2021	675
2022	726
2023	786
2024 through 2028	4,027
Total	$7,737
Fair Value Measurements
The investment policy and strategy of the plan assets, as established by the Trustees (the "Trustees") of the plan, strive to maximize the likelihood of achieving primary objectives of the investment policy established for the plan. The primary objectives are:

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

The assets are allocated among equity investments and fixed income securities. The assets are not rebalanced but the allocation between equities and bonds is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2018:

Actual 2018
Equity securities	45.7%
Fixed-income securities	53.1%
Cash equivalents	1.2%
Total	100.0%

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

Balance as of September 30, 2017	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$11,778	$—	$11,778
Fixed-income securities	—	14,795	—	14,795
Cash equivalents	371	—	—	371
Total	$371	$26,573	$—	$26,944

Balance as of September 30, 2018	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$11,489	$—	$11,489
Fixed-income securities	—	13,347	—	13,347
Cash equivalents	296	—	—	296
Total	$296	$24,836	$—	$25,132
Valuation Techniques
The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources.

14. Guarantees
During the second quarter of 2015, the Company issued a guarantee to GoIndustry (the "Subsidiary") and the Trustees (the "Trustees") of the Henry Butcher Pension Fund and Life Assurance Scheme (the "Scheme"). Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the Scheme up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee. The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. See Note 13 for further information on the Scheme.
15. Business Realignment Expenses
In January 2017, the Company decided to exit the TruckCenter land-based, live auction and retail business. Costs of $0.9 million associated with the restructuring, were recognized under other operating expenses in the consolidated statement of

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

operations. Those costs included occupancy cost of $0.6 million, employee severance of $0.2 million, and long-lived asset impairments of $0.1 million.
During the fourth quarter of 2017, the Company began to restructure its CAG business.  The restructuring plan resulted in a reduction in force across a number of departments, including Sales, Marketing and Operations in both the United States and in Europe.  In connection with this restructuring, on September 25, 2017 the Company terminated the employment of the President of the CAG business and provided a severance package to the executive in the amount of $0.3 million. Overall, severance costs associated with this restructuring were approximately $0.9 million.  In addition, the restructuring plan calls for the closure of several offices and legal entities in Europe and Asia.  Legal and administrative costs associated with the restructuring were $0.1 million.
The Company continued to implement its CAG cost cutting initiatives during the year ended September 30, 2018. As discussed in Note 3, Significant Contracts, the Company was not the high bidder for the new Surplus Contracts, and therefore completed winding down operations of the Surplus Contract during the year ended September 30, 2018. As a result, the Company recognized an additional $1.7 million in restructuring costs during the year ended September 30, 2018, $1.2 million of which related to severance and occupancy cost as a result of the loss of the Surplus Contract. Restructuring costs associated with the restructuring plan were recognized within the other operating expenses line item in the consolidated statement of operations. This activity is included within employee severance and benefit costs in the table below.
During 2017, the Company reorganized its IronDirect business. As a result, the Company recorded approximately $0.9 million of net expense related to the impairment of long-lived assets associated with the IronDirect business, as well as a fair value adjustment. The impairment was comprised of $1.2 million of impairment related to contract intangibles, and $0.6 million of impairment related to fixed assets. This expense was netted with a $0.9 million reversal of an earn-out liability. In addition to these impairments, and the restructuring of its IronDirect business model, the Company terminated the employment of the IronDirect President and incurred severance costs of approximately $0.1 million, which is included within employee severance and benefit costs in the table below. During the year ended September 30, 2018, the Company recorded restructuring costs of approximately $0.1 million related to occupancy and certain onerous contract costs related to its IronDirect business.
On June 16, 2017 the Company entered into a sub-lease agreement for 18,412 square feet of office space at 6931 Arlington Road, Bethesda, Maryland. The sub-lease commenced September 29, 2017 and will expire April 30, 2023. On the sub-lease commencement date, the Company relocated its headquarters previously located at 1920 L Street NW, Washington DC, to the new Bethesda location. The Company ceased using the previous location as of September 30, 2017 and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017, under the Other operating expenses line item. During November 2018, based on updated information the Company revised its expectation related to contractual obligations toward the lessor of the Company's previous headquarters. As a result of this updated information, the Company recorded a reduction to its cease-use charge of approximately $0.3 million into its financial statements as of September 30, 2018. The amount is presented under occupancy cost in the table below.
During the year ended September 30, 2018, the Company recognized an additional $0.5 million in severance cost primarily related to the restructuring of its Corporate IT department. This is recorded within the Corporate & Other line item below.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the significant components and activity in the liability for business realignment initiatives during the year ended September 30, 2018, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2016	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2017	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2018
Employee severance and benefit costs:
CAG	$—	$1,037	$(244)	$793	$979	$(1,683)	$89
Corporate & Other	—	570	(171)	399	472	(850)	21
Total employee severance and benefit costs	$—	$1,607	$(415)	$1,192	$1,451	$(2,533)	$110
Occupancy and other costs:
CAG	—	—	—	—	739	(280)	459
Corporate & Other	—	2,616	(628)	1,988	(248)	(933)	807
Total occupancy and other costs	$—	$2,616	$(628)	$1,988	$491	$(1,213)	$1,266
Total business realignment	$—	$4,223	$(1,043)	$3,180	$1,942	$(3,746)	$1,376
For the year ended September 30, 2018, the $1.9 million in employee severance and occupancy cost per the table above is recorded in Other operating expenses in the Consolidated Statements of Operations. Of this $1.9 million in cost, approximately $0.6 million is associated with general and administrative, $0.2 million with sales and marketing, and $1.1 million with technology and operations activities.
For the year ended September 30, 2017, the $4.2 million in employee severance and occupancy cost per the table above is recorded in Other operating expenses in the Consolidated Statements of Operations. Of this $4.2 million in cost, approximately $3.7 million is associated with general and administrative, $0.3 million with sales and marketing, and $0.2 million with technology and operations activities.
The Company expects that the majority of the remaining liability balance at September 30, 2018, of approximately $1.4 million will be paid during 2019.

16. Legal Proceedings
Howard v. Liquidity Services, Inc., et al., Civ. No. 14-1183 (D. D. C. 2014).
On July 14, 2014, Leonard Howard filed a putative class action complaint in the United States District Court for the District of Columbia (the ‘‘District Court’’) against the Company and its chief executive officer, chief financial officer, and chief accounting officer, on behalf of stockholders who purchased the Company's common stock between February 1, 2012, and May 7, 2014. The complaint alleged that the defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by, among other things, misrepresenting the Company’s growth initiative, growth potential and financial and operating conditions, thereby artificially inflating its stock price, and sought unspecified compensatory damages and costs and expenses, including attorneys’ and experts’ fees. On October 14, 2014, the Court appointed Caisse de Dépôt et Placement du Québec and the Newport News Employees’ Retirement Fund as co-lead plaintiffs. The plaintiffs filed an amended complaint on December 15, 2014, which alleged substantially similar claims, but which did not name the chief accounting officer as a defendant. On March 2, 2015, the Company moved to dismiss the amended complaint for failure to state a claim or plead fraud with the requisite particularity. On March 31, 2016, the Court granted that motion in part and denied it in part. Only the claims related to the Company's retail supply chain group were not dismissed. On May 16, 2016, the Company answered the amended complaint. Plaintiffs’ class certification was granted on September 6, 2017. On June 19, 2018, the parties agreed to settle this action, including to dismiss and release all claims against all defendants, in exchange for the payment by our insurance carriers of $17 million to plaintiffs and the class. The agreement was submitted to the District Court and preliminarily approved on June 20, 2018. The District Court provided final approval of the settlement on October 5, 2018.
In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch. 2017).

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

complaint in the Court of Chancery. On March 9, 2017, plaintiffs Girardi and Slingerland filed a putative consolidated derivative complaint in the Court of Chancery, purportedly on the Company’s behalf. The consolidated complaint named as defendants the Company's Chief Executive Officer and Chief Financial Officer, as well as certain other individuals who served on the Company's Board of Directors between 2012 and 2014, and sought recovery from those individuals, not the Company. The complaint asserted that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that were alleged in the amended complaint in the Howard action, and for alleged trading in our securities while in possession of material non-public information. The Court of Chancery dismissed the case in November 2017.

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent the Company a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. The Company acknowledged receipt of the Shareholder Demand on January 22, 2018. The Company's Board of Directors delegated to a special committee of the Board, comprised of independent directors who are not named in the letter, the tasks of evaluating and formulating recommendations to the Board with respect to, the Shareholder Demand.  The special committee retained counsel to assist and advise it in connection with its work. On November 19, 2018, the special committee delivered a report in which it found no basis to assert claims and recommended that the Board not assert claims, against any of the individuals named in the Shareholder Demand. The Company's Board of Directors met on November 27, 2018 to discuss the findings of the special committee, accepted the recommendation of the special committee and determined to reject the demand.

17.     Segment Information

The Company provides operating results in five reportable segments: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), Machinio, and Corporate & Other. However, the GovDeals, Capital Assets Group (CAG), and Retail Supply Chain Group (RSCG) segments constitute 98% of the Company's revenue as of September 30, 2018, and each offers separately branded marketplaces to enable sellers to achieve channel marketing objectives to reach buyers. Across its segments, the Company offers its sellers two primary transaction models as well as a suite of services, and its revenues vary depending upon the models employed and the level of service required. A description of the reportable segments follows:

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

•
The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable federal government agencies as well as commercial businesses to sell surplus, salvage, and scrap assets. This marketplace enables federal government agencies as well as commercial businesses to sell scrap assets of the U.S. Department of Defense. This marketplace also provided for the sale of assets procured through our Surplus Contract, which wound down during 2018. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International, GoIndustry DoveBid, and Government Liquidation marketplaces.

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

•
The Machinio reportable segment operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. Machinio was acquired by the Company on July 10, 2018.

•
Corporate & Other primarily consists of the Company's IronDirect and TruckCenter operating segments that are not individually significant, as well as elimination adjustments. On January 30, 2017, the Company exited its TruckCenter land-based, live auction business in order to focus its time and resources on its ecommerce

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

marketplace strategy. IronDirect offers buyers access to construction equipment, parts and services through a single ecommerce marketplace.

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
(in thousands)	2018	2017	2016
GovDeals:
Revenue	$—	$—	$—
Fee revenue	30,214	26,853	22,802
Total revenue	30,214	26,853	22,802
Gross profit	27,990	25,172	21,422
Depreciation and amortization	240	245	241
Other operating expenses	(32)	—	—

CAG:
Revenue	57,717	100,160	140,210
Fee revenue	30,308	44,971	51,555
Total revenue	88,025	145,131	191,765
Gross profit	48,873	71,934	109,373
Depreciation and amortization	269	1,222	1,837
Other operating expenses	1,143	465	—

RSCG:
Revenue	88,295	85,766	88,986
Fee revenue	13,659	9,265	5,232
Total revenue	101,954	95,032	94,218
Gross profit	33,009	30,050	29,903
Depreciation and amortization	1,304	1,134	974
Other operating expenses	4	—	—

Machinio:
Revenue	—	—	—
Fee revenue	653	—	—
Total revenue	653	—	—
Gross profit	501	—	—
Depreciation and amortization	366	—	—
Other operating expenses	—	—	—

Corporate & Other:
Revenue	3,665	2,644	4,632
Fee revenue	3	356	3,037
Total revenue	3,668	2,999	7,669
Gross profit	(661)	(2,666)	1,415
Depreciation and amortization	2,420	3,195	3,449
Other operating expenses	277	3,187	—

Consolidated:
Revenue	149,677	188,570	233,828
Fee revenue	74,837	81,445	82,626
Total revenue	224,514	270,015	316,454
Gross profit	109,712	124,490	162,113
Depreciation and amortization	4,599	5,796	6,502
Other operating expenses	$1,392	$3,651	$—

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation between gross profit used in the reportable segments and the Company's consolidated results:

	Year Ended September 30,
(in thousands)	2018	2017	2016
Reconciliation:
Gross profit	109,712	124,490	162,113
Operating expenses	129,713	160,839	196,231
Other operating expenses	1,392	3,651	—
Interest (income) expense and other expense, net	(450)	(362)	(1,217)
(Benefit) provision for income taxes	(9,328)	(451)	27,025
Net loss	$(11,615)	$(39,187)	$(59,926)

Other operating expenses includes changes in the fair value of the Company's financial assets and business realignment expenses, which can be seen in more detail in Notes 12 and 15.

See Note 6 for goodwill impairment information by segment.

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
(in thousands)	2018	2017	2016
United States	$193,240	$240,102	$281,328
Rest of the world	31,274	29,913	35,126
Consolidated	$224,514	$270,015	$316,454

Total segment assets reconciled to consolidated amounts are as follows:

	September 30,	September 30,
(in thousands)	2018	2017
Segment Assets:
GovDeals	$47,632	$43,262
CAG	100,145	115,514
RSCG	19,248	39,766
Machinio	23,306	—
Corporate & Other	11,501	16,687
Total Segment Assets:	$201,832	$215,229

Total long-lived assets by geographic areas are presented as follows:

	September 30,	September 30,
(in thousands)	2018	2017
United States	$16,367	$16,142
Rest of the world	243	651
Consolidated	$16,610	$16,793

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Property and equipment, additions by segment are presented as follows:

	September 30,	September 30,
(in thousands)	2018	2017
GovDeals	$402	$223
CAG	106	938
RSCG	1,450	733
Machinio	20	—
Corporate & Other	3,818	5,911
Consolidated	$5,796	$7,805

18. Quarterly Results (Unaudited)
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

	Three months ended
	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018
	(in thousands, except share and per share data)
Revenue from operations	$70,796	$72,335	$65,520	$61,364	$61,143	$60,097	$50,569	$52,705
Gross Profit	$33,977	$32,811	$29,918	$27,784	$30,200	$27,511	$27,144	$24,857
Loss before provision for income taxes from operations	$(8,294)	$(8,305)	$(8,573)	$(14,466)	$(6,027)	$(5,276)	$(3,093)	$(6,547)
Net loss from operations	$(8,397)	$(8,252)	$(8,614)	$(13,924)	$(1,212)	$(5,655)	$(3,705)	$(1,043)
Basic and diluted loss per common share	$(0.27)	$(0.26)	$(0.27)	$(0.44)	$(0.04)	$(0.18)	$(0.12)	$(0.03)
Basic and diluted weighted average shares outstanding	31,261,603	31,361,122	31,485,599	31,503,349	31,876,603	31,972,752	32,104,368	32,425,669

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

LIQUIDITY SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(dollars in thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2016	$8,474	35,783	—	$44,257
Year ended September 30, 2017	44,257	10,122	—	54,379
Year ended September 30, 2018	54,379	(15,042)	—	39,337
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2016	471	247	—	718
Year ended September 30, 2017	718	357	(407)	668
Year ended September 30, 2018	668	199	(530)	337
Inventory allowance (deducted from inventory)
Year ended September 30, 2016	770	2,709	(33)	3,446
Year ended September 30, 2017	3,446	10,381	(9,255)	4,572
Year ended September 30, 2018	$4,572	2,494	(6,563)	$503
EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated July 10, 2018, by and between the Company, Machinio, Corp., the stockholders of Machinio, Corp., and Shareholder Representative Services, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2018.

2.2	First Amendment to Purchase and Sale Agreement dated September 30, 2015 by and between Jacobs Trading, LLC and Tanager Acquisitions, LLC
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

10.1
Executive Employment Agreement, dated January 27, 2005, by and between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.1.2
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.2
Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.#

10.4
Amended and Restated Executive Employment Agreement, dated October 1, 2014, by and between the Company and Thomas B. Burton, incorporated herein by reference to Exhibit 10.32 to the Company's Annual Report filed with the SEC on November 21, 2014.#

10.7
Surplus Usable Property Sales Contract (Sales Contract Number 08-0001-0001) dated July 31, 2008, between the Company and the Defense Reutilization and Marketing Service of the U.S. Department of Defense (the "Surplus Contract"), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on August 6, 2008.

Exhibit No.	Description
10.7.1
Supplemental Agreement No. 1, dated February 4, 2009, relating to the modification of the Surplus Contract, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on February 5, 2009.

10.7.2
Supplemental Agreement No. 6, dated September 13, 2012, relating to the modification of the Surplus Contract, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 17, 2012.

10.7.3
Supplemental Agreement No. 8, dated January 17, 2014, relating to the modification of the Surplus Contract, as amended, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 21, 2014.

10.7.4
Notice of Award, Statement, and Release Document, dated January 17, 2014, relating to the Surplus Contract, as amended, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 21, 2014.

10.9.2
Severance Agreement and General Release, dated September 25, 2017, by and between the Company and Gardner H. Dudley, incorporated herein by reference to Exhibit 10.9.2 to the Company’s Annual Report on Form 10-K filed with the SEC on December 7, 2017.

10.10
Notice of Award, Statement, and Release Document, dated February 13, 2015, Mutual Agreement for Contract (Contract Number 15-0001-001), relating to the Surplus Contract, as amended (the “Mutual Agreement”), incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 17, 2015.

10.10.1
Supplemental Agreement No. 1 to the Mutual Agreement, dated July 17, 2015, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 21, 2015.

10.11
Notice of Award, Statement and Release Document (Contract Number 15-5601-0001), dated June 8, 2015 between the Company and issued by DLA Disposition Services, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on June 9, 2015.

10.12
Executive Employment Agreement dated July 20, 2015 by and between the Company and Jorge Celaya, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 23, 2015.#

Exhibit No.	Description
10.13
Executive Employment Agreement, dated June 13, 2016, by and between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 17, 2016.#

10.14
Executive Employment Agreement by and between the Company and Mark A. Shaffer, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 13, 2016.#

10.15
Notice of Award, Statement and Release Document (Sales Contract Number 14-0091-0002), dated July 25, 2014, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 30, 2014.

10.16
Supplemental Agreement No. 1 to Surplus Usable Property Sales Contract (Sales Contract Number 14-0091-0002), dated December 6, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2016.

10.17
Second Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 23, 2017.#

10.18	Form of Notice of Stock Option Grant, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2017.#
10.19	Form of Notice of Restricted Stock Unit Grant, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on February 24, 2017.#
10.20
Executive Employment Agreement, dated January 10, 2018, by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 1, 2018.#

10.21
Letter Agreement, dated March 2, 2018, by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018.#

10.22	Machinio Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 10, 2018.#
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2018 and 2017, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2018, (iii) Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended September 30, 2018, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2018, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2018, and (vi) Notes to Consolidated Financial Statements.

_______________________________________________________________________________
#     Designates management or compensation plans.

Item 16.    Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 6, 2018.

LIQUIDITY SERVICES, INC.
By:	/s/ WILLIAM P. ANGRICK, III William P. Angrick, III Chairman of the Board of Directors and Chief Executive Officer
________________________________________________________________________________________________________________________
We, the undersigned directors and officers of Liquidity Services, Inc., hereby severally constitute William P. Angrick, III, Jorge A. Celaya, Samuel M. Guzman, Jr and Mark A. Shaffer, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 6, 2018.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
/s/ SAMUEL M. GUZMAN, JR. Samuel M. Guzman, Jr.	Vice President and Chief Accounting Officer (Principal Accounting Officer)
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ BEATRIZ V. INFANTE Beatriz V. Infante	Director
/s/ EDWARD J. KOLODZIESKI Edward J. Kolodzieski	Director
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director