Form 10-Q
period 2018-12-31
LIQUIDITY SERVICES INC
filed 2019-02-07
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an "emerging growth company". See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of February 5, 2019 was 33,307,303.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands)

	December 31, 2018	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,513	$58,448
Short-term investments	30,000	20,000
Accounts receivable, net of allowance for doubtful accounts of $378 and $337 at December 31, 2018 and September 30, 2018, respectively	6,089	4,870
Inventory	10,504	10,122
Prepaid taxes and tax refund receivable	1,516	1,727
Prepaid expenses and other current assets	6,999	7,816
Total current assets	93,621	102,983
Property and equipment, net	17,274	16,610
Intangible assets, net	7,035	7,366
Goodwill	59,724	59,819
Deferred tax assets	930	930
Other assets	14,272	14,124
Total assets	$192,856	$201,832
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,369	$13,859
Accrued expenses and other current liabilities	20,914	21,373
Distributions payable	1,522	2,128
Deferred revenue	2,776	2,142
Payables to sellers	27,185	28,969
Total current liabilities	62,766	68,471
Deferred taxes and other long-term liabilities	3,591	3,707
Total liabilities	66,357	72,178
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,183,178 shares issued and outstanding at December 31, 2018; 32,774,118 shares issued and outstanding at September 30, 2018	33	33
Additional paid-in capital	237,679	236,115
Accumulated other comprehensive loss	(6,876)	(6,449)
Accumulated deficit	(104,337)	(100,045)
Total stockholders’ equity	126,499	129,654
Total liabilities and stockholders’ equity	$192,856	$201,832

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2018	2017
Revenue	$35,735	$40,280
Fee revenue	18,318	20,863
Total revenue	54,053	61,143
Costs and expenses from operations:
Cost of goods sold (exclusive of depreciation and amortization)	24,956	27,631
Seller distributions	2,624	3,312
Technology and operations	12,524	18,100
Sales and marketing	8,981	8,310
General and administrative	8,634	7,662
Depreciation and amortization	1,204	1,211
Other operating expenses	205	1,459
Total costs and expenses	59,128	67,685
Loss from operations	(5,075)	(6,542)
Interest and other income, net	(319)	(515)
Loss before provision (benefit) for income taxes	(4,756)	(6,027)
Provision (benefit) for income taxes	266	(4,815)
Net loss	$(5,022)	$(1,212)
Basic and diluted loss per common share	$(0.15)	$(0.04)
Basic and diluted weighted average shares outstanding	32,808,144	31,876,603

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended December 31,
	2018	2017
Net loss	$(5,022)	$(1,212)
Other comprehensive loss:
Foreign currency translation	(427)	(51)
Other comprehensive loss, net of taxes	(427)	(51)
Comprehensive loss	$(5,449)	$(1,263)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statement of Stockholders’ Equity
(In Thousands Except Share Data)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2018	32,774,118	$33	$236,115	$(6,449)	$(100,045)	$129,654
Cumulative adjustment related to adoption of ASC 606	—	—	—	—	730	730
Net loss	—	—	—	—	(5,022)	(5,022)
Exercise of common stock options and vesting of restricted stock	409,060	—	8	—	—	8
Compensation expense from grants of common stock options and restricted stock	—	—	1,556	—	—	1,556
Foreign currency translation	—	—	—	(427)	—	(427)
Balance at December 31, 2018	33,183,178	$33	$237,679	$(6,876)	$(104,337)	$126,499

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended December 31,
	2018	2017
Operating activities
Net loss	$(5,022)	$(1,212)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,204	1,211
Stock compensation expense	1,513	930
Provision for inventory allowance	—	1,841
Provision for doubtful accounts	81	16
Deferred tax provision (benefit)	20	(5,017)
Gain on disposal of property and equipment	(11)	—
Change in fair value of financial instruments	—	110
Change in fair value of earnout liability	100	—
Changes in operating assets and liabilities:
Accounts receivable	(1,298)	4,140
Inventory	(374)	1,842
Prepaid and deferred taxes	211	(51)
Prepaid expenses and other assets	1,401	4,714
Accounts payable	(3,490)	(1,590)
Accrued expenses and other current liabilities	(413)	(3,662)
Distributions payable	(607)	(693)
Deferred revenue	633	—
Payables to sellers	(1,785)	995
Other liabilities	(239)	(78)
Net cash (used in) provided by operating activities	(8,076)	3,496
Investing activities
Increase in intangibles	(5)	(18)
Purchases of property and equipment, including capitalized software	(1,575)	(948)
Proceeds from sales of property and equipment	24	—
Purchase of short-term investments	(10,000)	—
Net cash used in investing activities	(11,556)	(966)
Financing activities
Proceeds from exercise of common stock options (net of tax)	8	—
Net cash provided by financing activities	8	—
Effect of exchange rate differences on cash and cash equivalents	(311)	(112)
Net (decrease) increase in cash and cash equivalents	(19,935)	2,418
Cash and cash equivalents at beginning of period	58,448	94,348
Cash and cash equivalents at end of period	$38,513	$96,766
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$32	$251

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

Liquidity Services, Inc. (the “Company”) operates a network of ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, returns process management, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.auctiondeals.com. The Company also operates a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has five reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, Machinio and Corporate & Other. See Note 13 in the Notes to the Consolidated Financial Statements for Segment Information.

On July 10, 2018, the Company acquired 100% of Machinio Corp.("Machinio"), a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. The consideration paid to the sellers was approximately $16.7 million in net cash, equity consideration of approximately $2.0 million, and contingent consideration payable in 2020 in an amount up to $5.0 million.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet, the effect of general business and economic trends, the Company's susceptibility to rapid technological change, actual and potential competition by entities with greater financial and other resources, and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019 or for any future period.

In the Consolidated Statements of Operations, revenue from the resale of inventory that the Company purchases from sellers is recognized within “Revenue”. Commission fees from the sale of inventory that the Company sells on a consignment basis and other non-consignment fee revenue, which is made up of subscription fee and service revenue from the Surplus contract in the prior year, is recognized within “Fee Revenue”.

Revenue Recognition

The Company adopted Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers ("ASC 606") effective October 1, 2018. As a result of adopting ASC 606, there have been significant changes to the Company's revenue recognition policy from the policy disclosed in Note 2-Summary of Significant Accounting Polices in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. These changes are described below.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The Company recognizes revenue when or as performance obligations are satisfied and control is transferred to the customer. Revenue will be recognized in the amount that reflects the consideration to which the Company expects to be entitled.

Revenue is also evaluated to determine whether the Company should report the gross proceeds as revenue (when the Company acts as the principal in the arrangement) or the Company should report its revenue on a net basis (when the Company acts as an agent). Specifically, when other parties are involved in providing goods or services to an entity’s customer, the Company must determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself, or to arrange for another party to provide them. The Company evaluates the following factors to determine if it is acting as a principal: (1) whether the Company is primarily responsible for fulfilling the promise to provide the asset or assets; (2) whether the Company has inventory risk of the asset or assets before they are transferred to the Buyer; and (3) whether the Company have discretion in establishing the price for the asset or assets.

The Company enters into contracts with Buyers and Sellers. The Company has master agreements with some Sellers pertaining to the sale of a flow of surplus assets over the term of the master agreement, however; a contract for accounting purposes exists when the Company agrees to sell a specific asset or assets. When acting as a principal (a “principal” arrangement), the Company purchases an asset or assets from a Seller and the Company has a performance obligation to sell the asset or assets to a Buyer. For principal arrangements, the Company recognizes as revenue the gross proceeds from the sale, including buyer's premiums, within Revenue. Also, when acting as a principal, the contract with the Seller is not a contract in the scope of the revenue recognition guidance; rather, it is a purchase of inventory. When the Company is acting as an agent (a “consignment” arrangement), its performance obligation is to arrange for the Seller to sell an asset or assets to the Buyer directly. The Company recognizes revenue within Fee Revenue based on the sales commissions that are paid to the Company by the sellers for utilizing the Company's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the seller pays to the Company upon completion of the transaction.

In both principal and consignment contracts, the Company sometimes provides distinct services to the Seller, such as returns management or refurbishment of assets. These services are distinct because the Seller could benefit from the services separately from the asset sale, and as such they are treated as separate performance obligations. Some services provided to Sellers are not distinct, like providing access to the Company’s ecommerce marketplaces or promoting the asset or assets for sale, because they could not benefit the Seller separately from the sale of the asset or assets.

The consideration received from Buyers and Sellers includes (1) buyer’s premiums, (2) seller’s commissions, and (3) fees for services, including reimbursed expenses. Consideration is variable based on units, final auction prices, or other factors, until the Buyer’s purchase of the asset or assets is complete, or the service has been provided. Recognition of variable consideration that is based on the results of auctions or purchases by Buyers is constrained until those transactions have been finalized. The Company estimates and recognizes amounts related to sales returns, discounts or rebates promised to customers, and reimbursed expenses. The total transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the performance obligation is satisfied. Variable consideration is allocated to individual performance obligations when the variable consideration is related to satisfying that performance obligation and consistent with the allocation objective. The Company's revenue is generally recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. Goods are generally not shipped before payment is received. For certain transactions, payment is due upon invoice and the payment terms vary depending on the business segment.

The Company collects and remits sales taxes on merchandise that it purchases and sells and has elected the practical expedient to report such amounts under the net method in its Consolidated Statements of Operations. The Company also provides shipping and handling services in some arrangements and has elected the practical expedient to treat those activities as a fulfillment cost. If the Company is acting as a principal for the combined obligation, amounts received from customers for shipping are recognized as revenue, and amounts paid for shipping are recognized as costs of goods sold. If the Company is acting as an agent for the combined obligation, shipping revenue and costs will be netted and recognized within costs of goods sold.

The Company’s performance obligations are satisfied when control of the asset is transferred to the Buyer or when the service is completed. The Company determines when control has transferred by evaluating the following five indicators: (1) whether the Company has a present right to payment for the asset or assets; (2) whether the Buyer has legal title to the asset; (3) whether the Buyer has physical possession of the asset or assets; (4) whether the Buyer has the significant risks and rewards of ownership; and (5) whether the Buyer has accepted the asset or assets.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

For the Company's Machinio business segment, the performance obligation is satisfied over time as the Company provides the promotional placement services over the term of the subscription. At December 31, 2018, the Machinio business segment had a remaining performance obligation of $2.8 million that the Company expects the majority of this will be recognized as revenue over the next 12 months.

Cost of Goods Sold

Cost of goods sold includes the costs of purchasing and transporting property for auction, credit card transaction fees and shipping and handling costs. The Company purchases the majority of its inventory at a percentage of the vendor's last retail price under certain commercial contracts within its RSCG segment, and at specifically negotiated prices within its CAG segment. Title for the inventory passes to the Company at the time of purchase and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government sellers when it receives only sales commission revenue and, as such, recognizes no inventory or the corresponding cost of goods sold from inventory purchases associated with those sales.

Contract assets

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with Seller. The contract asset balance was $0.7 million as of October 1, 2018 and $0.5 million as of December 31, 2018 and is included in the line item "Prepaid expenses and other current assets" on the consolidated balance sheet.

Contract Costs

Contract costs relate to sales commissions paid on consignment contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was approximately $0.1 million as of October 1, 2018 and $0.2 million as of December 31, 2018 and is included in the line item "Prepaid expenses and other current assets" and "Other assets" on the consolidated balance sheet. Amortization expense was immaterial during the three months ended December 31, 2018.

Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million five-year interest bearing promissory note to the Company. Of the $12.3 million, $4.0 million has been repaid as of December 31, 2018. Of the remaining $8.3 million, $6.3 million is recorded on the consolidated balance sheet in Other assets, and $2.0 million in Prepaid expenses and other current assets as of December 31, 2018 based on the scheduled repayment dates.

Risk Associated with Certain Concentrations

The Company does not perform credit evaluations for the majority of its buyers. However, most sales are recorded subsequent to payment authorization being received. As a result, the Company is not subject to significant collection risk, as most goods are not shipped before payment is received.

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in cash in the consolidated financial statements. The Company releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business. The amount of cash held on behalf of sellers is recorded within Payables to sellers in the accompanying Consolidated Balance Sheets.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks over FDIC limits, certificates of deposit, and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

During the three months ended December 31, 2018 and 2017, the Company had one material vendor contract with the Department of Defense (DoD) under which it acquired, managed and sold government property, the Scrap Contract. Revenue from the sale of property acquired under the Scrap Contract accounted for approximately 7.5% and 8.4% of the Company's consolidated revenue for the three months ended December 31, 2018 and 2017, respectively. This contract is included within

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

the Company's CAG segment. See Note 3, Significant Contracts, for information related to the Company's prior significant Surplus contact with the DoD, operations under which were completed in fiscal 2018.

Additionally, the Company has a vendor contract with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. Transactions under this contract represented approximately 40.5% and 19.4% of cost of goods sold for the three months ended December 31, 2018 and 2017, respectively. This contract is included within the Company's RSCG segment.

Earnings per Share

The Company calculates net income (loss) per share in accordance with Financial Accounting Standards Board ("FASB") Topic 260 Earnings Per Share (“ASC 260”). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock units. Diluted net income (loss) per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and unvested restricted stock units. The dilutive effect of unexercised stock options and unvested restricted stock units was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options, and the amount of compensation cost for future service not yet recognized by the Company are assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock units are not included in the computation of diluted net income (loss) per share when they are antidilutive.

For the three months ended December 31, 2018 and 2017, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive.

Recent Accounting Pronouncements

Accounting Standards Adopted

On October 1, 2018, the Company adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), including all the related amendments and guidance using the modified retrospective transition method. The Company applied the new revenue standard to all contracts that were not completed as of October 1, 2018 on a modified retrospective basis and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the consolidated October 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in thousands):

	Balance at September 30, 2018	Adjustment due to adoption of ASC 606	Balance as adjusted at October 1, 2018
Prepaid expenses and other current assets	$7,816	$671	$8,487
Other assets	$14,124	$59	$14,183
Retained earnings	$(100,045)	$730	$(99,315)

The impact of adopting ASC 606 on the Company’s consolidated statement of income and the consolidated balance sheet for the period ended December 31, 2018 was as follows (in thousands):

	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Consolidated statement of operations:
Revenue	$35,735	$35,881	$(146)
Consolidated balance sheet:
Prepaid expenses and other current assets	$6,999	$6,442	$557
Other assets	$14,272	$14,118	$154
Retained earnings	$(104,337)	$(103,626)	$(711)

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The adoption of ASU 2017-07 on October 1, 2018, using the retrospective method, did not have a material impact on the Company's results of operations. As a result of adopting this standard, $90,000 was reclassified in the prior year financial statements from "General and administrative", a component of loss from operations, on the consolidated statement of operations to "Interest and other income, net", which is included below loss from operations.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805). ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU was adopted on October 1, 2018 and the Company will apply the guidance in ASU 2017-01 on a prospective basis when entering into a business combination.
During 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) ("ASU 2016-15"), Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash. These ASUs clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These standards were adopted on October 1, 2018, with ASU 2016-15 being adopted retrospectively. At adoption of these standards, there was no impact on the Company's consolidated statement of cash flows.

Accounting Standards Not Yet Adopted

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows entities to elect to classify from accumulated other comprehensive income (loss) to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017. An entity that does not elect to reclassify the income tax effects of the Tax Act shall disclose in the period of adoption a statement that the election was not made. This guidance will become effective for the Company beginning on October 1, 2019. The Company is currently evaluating whether it will make an election to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350). Under ASU 2017-04 the entity is required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity is required to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for the Company beginning on October 1, 2020. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the adoption of the standard is expected to have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases. ASU 2016-02 will change the way the Company recognizes its leased assets. ASU 2016-02 will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASU 2016-02 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for the Company beginning on October 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into, after the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the new standard and the effect that adoption of the standard is expected to have on the Company's consolidated financial statements and related disclosures.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

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

Revenue from the Scrap Contract accounted for approximately 7.5% and 8.4% of the Company's consolidated revenue for the three months ended December 31, 2018 and 2017, respectively.

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

On October 11, 2017, the DLA published a Request for Technical Proposal (“RFTP”) and draft Invitation for Bid (IFB) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two new term surplus contracts. On December 5, 2017, the DLA determined that the Company was not the high bidder for either of the two contracts. The Company made its final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018, had completed its wind-down of operations under the Surplus Contract.

Revenue from the Surplus Contract accounted for approximately 26.5% of the Company's consolidated revenue for the three months ended December 31, 2017.

4.    Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following table presents changes in the carrying amount of goodwill by reportable segment:

Goodwill (in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2017	$21,657	$23,731	$—	$45,388
Business acquisition	—	—	14,558	14,558
Translation adjustments	(127)	—	—	(127)
Balance at September 30, 2018	$21,530	$23,731	$14,558	$59,819
Translation adjustments	(95)	—	—	(95)
Balance at December 31, 2018	$21,435	$23,731	$14,558	$59,724

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required performing a step one evaluation during the three months ended December 31, 2018, and December 31, 2017.

5.    Intangible Assets

The components of identifiable intangible assets as of December 31, 2018 and September 30, 2018 are as follows:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

		December 31, 2018			September 30, 2018
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	6	$3,100	$(258)	$2,842	$3,100	$(129)	$2,971
Brand and technology	5	2,700	(270)	2,430	2,700	(135)	2,565
Patent and trademarks	3 - 10	2,301	(538)	1,763	2,269	(439)	1,830
Total intangible assets		$8,101	$(1,066)	$7,035	$8,069	$(703)	$7,366

Future expected amortization of intangible assets at December 31, 2018 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2019 Remaining nine months	$1,008
2020	1,342
2021	1,331
2022	1,319
2023	1,175
2024 and thereafter	860
Total	$7,035

Intangible assets amortization expense was approximately $0.34 million and $0.02 million for the three months ended December 31, 2018 and 2017, respectively.

6.	Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act reduces the corporate tax rate from 35% to 21%. During the three months ending December 31, 2017, the Company revised its estimated annual effective tax rate to reflect this change in the statutory rate. The rate change was administratively effective at the beginning of the Company's 2018 fiscal year, using a blended rate of 24.5%. At September 30, 2018, the Company had not yet completed its accounting for the tax effects of the Tax Act; however, the Company recorded a provisional benefit of $10.7 million in 2018 for the remeasurement of its deferred tax balance and recognition of the realizability of the deferred tax assets. During the three months ended December 31, 2018, the Company completed its accounting for the tax effects of the Tax Act and determined no change to the amount recorded in fiscal year 2018 were required.

The international provisions of the Tax Act establish a territorial tax system and subject certain foreign earnings on which U.S. tax is currently deferred to a one-time transition tax. During the three months ended December 31, 2018, the Company completed its analysis of foreign earnings and profits and determined that no one-time transition tax was due. As a result, the Company has not recorded any amount in its financial statements for fiscal year 2018 or the three months ended December 31, 2018 for such transition tax.

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first three months of fiscal year 2019 and its corresponding effective tax rate is approximately -5.6%. Tax expense in the current period is due to state and foreign taxes paid.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC Topic 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. The Company identified no new uncertain tax positions during the three months ended December 31, 2018. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of December 31, 2018, none of the Company's federal or state

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

income tax returns are under examination. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2015 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2015 may be adjusted upon examination by tax authorities if they are utilized.

7.	Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows (in thousands):

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2017	31,503,349	$29	$227,264	$(6,431)	$(88,226)	$132,636
Cumulative adjustment related to adoption of ASU 2016-09	—	—	100	—	(207)	(107)
Net loss	—	—	—	—	(1,212)	(1,212)
Exercise of common stock options and vesting of restricted stock	386,330	—	—	—	—	—
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	1,262	—	—	1,262
Foreign currency translation	—	—	—	(51)	(6)	(57)
Balance at December 31, 2017	31,889,679	$29	$228,626	$(6,482)	$(89,651)	$132,522

2006 Omnibus Long-Term Incentive Plan

Under the 2006 Omnibus Long-Term Incentive Plan, as amended (the 2006 Plan), 13,000,000 shares of common stock were available for issuance as of September 30, 2016. On February 23, 2017, at the Company's annual meeting of stockholders, the stockholders approved amendments to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 3,300,000, to a total of 16,300,000 shares. The 2006 Plan has a fungible share pool so that awards other than options or stock appreciation rights granted would be counted as 1.5 shares from the shares reserved for issuance.

 The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

The following table presents the number of stock options and shares of restricted stock granted to employees under the Company's 2006 Plan and the grant date fair value of those stock awards for the periods presented:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

	Three months ended December 31,
	2018	2017
Stock options:
Time-based	481,150	212,520
Weighted average grant date fair value	$2.55	$1.78

Market-based	481,150	318,780
Weighted average grant date fair value	$2.66	$1.59

Restricted stock:
Time-based	135,200	31,040
Weighted average grant date fair value	$5.89	$4.47

Market-based	75,200	46,560
Weighted average grant date fair value	$4.39	$3.11

Stock options and restricted stock generally vest over four years. The fiscal year 2019 market-based options and restricted stock grants will vest in installments based on the total shareholder return of the Company's common stock over a four-year performance period subject to each recipient's continued employment with the Company.

In determining the fair value for stock options, volatility rates over the last three years have ranged from 49.71% to 58.59%, the dividend rate has been 0% and the risk free interest rates have ranged from 0.47% to 2.78%.

Cash-Settled Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights to non executives with restrictions that lapse upon either the passage of time (service vesting), achievement of performance targets (performance vesting), achievement of market conditions (market vesting) or some combination of these conditions. The stock appreciation rights that include only service vesting conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period. For performance vesting, stock appreciation rights generally vest and pay out on the achievement of financial metrics over a four year period conditioned on continued employment for the incentive period. Cash-settled stock appreciation rights are recorded as liability awards.

During the three months ended December 31, 2018, the Company issued 95,000 cash-settled stock appreciation rights at an exercise price of $6.11. During the three months ended December 31, 2018, 49,556 cash-settled stock appreciation rights were exercised and 366,180 cash-settled stock appreciation rights were canceled. As of December 31, 2018, 613,469 cash-settled stock appreciation rights were outstanding. During the comparable period in fiscal year 2018, the Company did not issue any cash-settled stock appreciation rights, 49,482 cash-settled stock appreciation rights were exercised and 94,957 cash-settled stock appreciation rights were forfeited.

Share Repurchase Program

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program from time to time, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the three months ended December 31, 2018 or 2017. As of December 31, 2018, the Company may repurchase an additional $10.1 million in shares under this program.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

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

During the year ended September 30, 2018, as a result of the acquisition of Machinio, the Company recorded contingent consideration which is measured at fair value (Level 3) at December 31, 2018 and September 30, 2018. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The simulation estimated Machino's EBITDA over the earn out period using a market-based volatility factor and market interest rates resulting in an average EBITDA, which then a present value factor was applied based on the expected settlement date of the contingent consideration. The liability for this consideration is included in Deferred taxes and other long-term liabilities in the Consolidated Balance Sheets. At December 31, 2017, the Company had financial assets measured at fair value (Level 3) that represented the value of rights the Company held from its participation in certain principal transactions in the Company's commercial business. The Company no longer held these assets at September 30, 2018.

The Company has investments of $30 million and $20 million at December 31, 2018 and September 30, 2018, respectively, in certificates of deposit with maturities of six months or less, and interest rates between 2.4% and 2.8%. These assets were measured at fair value at December 31, 2018 and September 30, 2018 and were classified as Level 1 assets within the fair value hierarchy.

The changes in the earn-out liability and financial assets measured at fair value using Level 3 inputs to determine fair value for the quarters ended December 31, 2018 and 2017, respectively, are as follows (in thousands):

Contingent Consideration

Balance at September 30, 2018	$1,300
Settlements	—
Change in fair value	100
Balance at December 31, 2018	$1,400

Financial Instruments

Balance at September 30, 2017	$491
Settlements	(375)
Change in fair value	(110)
Balance at December 31, 2017	$6

When valuing its Level 3 liability, management’s estimation of fair value is based on the best information available in the circumstances and may incorporate management's own assumptions around market demand which could involve a level of judgment, taking into consideration a combination of internal and external factors. Changes in the fair value of the Company's Level 3 asset and liability are recorded in Other operating expenses in the Consolidated Statements of Operations.

The Company’s financial assets and liabilities not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), accounts receivable, a promissory note and accounts payable. The Company believes the carrying values of these instruments approximate fair value.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

At December 31, 2018 the Company did not have any assets or liabilities measured at fair value on a non-recurring basis. At September 30, 2018 the Company had non-financial instruments measured at fair value on a non-recurring basis in connection with the acquisition of Machinio.

9.	Defined Benefit Pension Plan

Certain employees of Liquidity Services UK Limited (“GoIndustry”), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the “HB Pension Fund”), a qualified defined benefit pension plan.

The net periodic benefit recognized for the three months ended December 31, 2018 and 2017 included the following components:

	Three Months Ended December 31,
Qualified Defined Benefit Pension Plan	2018	2017
	(dollars in thousands)
Service cost	$—	$—
Interest cost	158	166
Expected return on plan assets	(244)	(252)
Settlement cost	—	(4)
Total net periodic (benefit)	$(86)	$(90)

As a result of the adoption of ASU 2017-07, the components of net periodic benefit other than the services cost component are recorded in Interest and other income, net in the Consolidated Statements of Operations.

10.    Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry (the "Subsidiary") and the Trustees (the “Trustees”) of the HB Pension Fund. Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the HB Pension Fund up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee. The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. As of December 31, 2018 and September 30, 2018, the Company's plan was in an overfund status as the plan's assets exceeded the plan liabilities. The funded status of the HB Pension Fund as of September 30, 2018, was disclosed in Note 13, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

11. Business Realignment Expenses
During the fourth quarter of fiscal year 2017 the Company began to restructure its CAG business, resulting in severance costs incurred and the closure of several offices and legal entities in Europe and Asia for total restructuring costs of approximately $1.0 million. The Company continued to implement its CAG cost cutting initiatives during the year ended September 30, 2018. As discussed in Note 3, Significant Contracts, the Company was not the high bidder for the new surplus contracts, and completed winding down its operations under the Surplus Contract during the year ended September 30, 2018. As a result, the Company recognized an additional $1.7 million of restructuring costs in fiscal 2018. During the three months ended December 31, 2017 the Company recorded $0.9 million in restructuring costs, $0.5 million of which related to severance

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

and occupancy costs for the Surplus Contract. The remaining restructuring balance at December 31, 2018 of $0.4 million in occupancy related charges is expected to be paid by fiscal 2020.
During fiscal year 2017, the Company reorganized its IronDirect business. As a result, the Company recorded approximately $1.1 million of restructuring charges in the aggregate through the year ended September 30, 2018 related to this restructuring. The Company continued its reorganization of the IronDirect business during the three months ended December 31, 2018 and decided to exit the business, resulting in severance costs recorded of approximately $0.2 million. The Company fully exited the IronDirect business and wound down its operations during January 2019.
In June 2017, the Company entered into an agreement to sub-lease office space at 6931 Arlington Road, Bethesda, Maryland. On the sub-lease commencement date, the Company relocated its headquarters from 1920 L Street NW, Washington DC, to its current Bethesda location and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017. At September 30, 2018, the remaining cease-use accrual was approximately $0.8 million. During the three months ended December 31, 2018, the Company paid down the cease-use charge by approximately $0.6 million. The remaining balance of approximately $0.3 million is expected to be paid during fiscal 2019. This activity is presented under occupancy cost in the table below.
During the three months ended December 31, 2017, the Company recognized $0.5 million in severance cost primarily related to the restructuring of its Corporate Information Technology department. This cost is recorded within the Corporate & Other line item below.
Business realignment expenses were as follows for the periods presented (in thousands):

	Three Months Ended December 31,
	2018	2017

Employee severance and benefit costs:
CAG	$—	$751
Corporate & Other	170	474
Total employee severance and benefit costs	170	1,225

Occupancy and other costs:
CAG	46	94
Corporate & Other	134	28
Total occupancy and other costs	180	122
Total business realignment expenses	$350	$1,347
Business realignment expenses per the table above are recorded in Other operating expenses in the Consolidated Statements of Operations.
The table below sets forth the significant components of and activity in the liability for business realignment initiatives during the periods presented, on a segment and consolidated basis:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

(in thousands)	Liability Balance at September 30, 2017	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2018	Business Realignment Expenses	Cash Payments	Liability Balance at December 31, 2018
Employee severance and benefit costs:
CAG	$793	$979	$(1,683)	$89	$—	$(89)	$—
Corporate & Other	399	472	(850)	21	170	(25)	$166
Total employee severance and benefit costs	$1,192	$1,451	$(2,533)	$110	$170	$(114)	$166
Occupancy and other costs:
CAG	—	739	(280)	459	46	(131)	$374
Corporate & Other	1,988	(248)	(933)	807	134	(653)	$288
Total occupancy and other costs	$1,988	$491	$(1,213)	$1,266	$180	$(784)	$662
Total business realignment	$3,180	$1,942	$(3,746)	$1,376	$350	$(898)	$828

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
In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch.).

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative complaint in the Court of Chancery. On March 9, 2017, plaintiffs David Girardi and Harold Slingerland filed a putative consolidated derivative complaint in the Court of Chancery, purportedly on the Company’s behalf. The consolidated complaint named as defendants the Company's Chief Executive Officer and Chief Financial Officer, as well as certain other individuals who served on the Company's Board of Directors between 2012 and 2014, and sought recovery from those individuals, not the Company. The complaint asserted that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that were alleged in the amended complaint in the Howard action, and for alleged trading in the Company’s securities while in possession of material non-public information. The Court of Chancery dismissed the case in November 2017.

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent the Company a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. The Company acknowledged receipt of the Shareholder Demand on January 22, 2018. The Company's Board of Directors delegated to a special committee of the Board of Directors, comprised of independent directors who are not named in the letter, the tasks of evaluating and formulating recommendations to the Board of Directors with respect to the Shareholder Demand. The special committee retained counsel and independent economic advisers to assist and

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

advise it in connection with its work. On November 19, 2018, the special committee delivered a report to the Board in which it found no basis to, and recommended that the Board of Directors not, assert claims of breach of fiduciary duty against any of the individuals named in the Shareholder Demand. The Company's Board of Directors met on November 27, 2018 to discuss the findings of the special committee, accepted the recommendation of the special committee and determined to reject the Shareholder Demand.
.

13.     Segment Information

The Company provides operating results in five reportable segments: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), Machinio, and Corporate & Other. The GovDeals, CAG, RSCG and Machinio segments constitute 99.2% of the Company's revenue as of December 31, 2018 and each offers separately branded marketplaces to enable sellers to achieve their respective channel marketing objectives to reach buyers. Across its segments, the Company offers its sellers two primary transaction models, as well as a suite of services, and its revenues vary depending upon the models employed and the level of service required. A description of the reportable segments is provided below:

•
The GovDeals reportable segment provides self-service solutions in which sellers list their own assets, and it consists of marketplaces that enable local and state government entities, including city, county and state agencies, as well as commercial businesses located in the United States and Canada, to sell surplus and salvage assets. GovDeals also offers a suite of services to sellers that includes asset sales and marketing. This segment includes the Company's GovDeals.com and AuctionDeals.com marketplaces.

•
The CAG reportable segment provides full-service solutions to sellers and consists of marketplaces that enable federal government agencies, as well as commercial businesses, to sell surplus, salvage, and scrap assets. This marketplace enables federal government agencies as well as commercial businesses to sell scrap assets of the U.S. Department of Defense. Sales of assets procured through our Surplus Contract, which wound down during 2018, and our Scrap Contract, are conducted through the Government Liquidation marketplace included in this segment. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International, GoIndustry DoveBid, and Government Liquidation marketplaces.

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

•
The Machinio reportable segment operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. Machinio was acquired by the Company in July 2018.

•
Corporate & Other primarily consists of the Company's IronDirect operating segment that is not individually significant as well as elimination adjustments. IronDirect offers buyers access to construction equipment, parts and services through a single ecommerce marketplace.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker ("CODM"), which is the Company's Chief Executive Officer, with oversight by the Board of Directors. The Company reports segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM uses segment gross profit to evaluate the performance of each segment. Segment gross profit is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization) and seller distributions.

The amount of our revenue that came from sales outside of the United States for the three months ended December 31, 2018 and 2017 was 16.3% and 13.4%, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments (in thousands):

	Three Months Ended December 31,
	2018	2017
GovDeals:
Revenue	$—	$—
Fee revenue	$7,658	$7,040
Total revenue	$7,658	$7,040
Gross profit	$7,061	$6,543

CAG:
Revenue	$9,230	$21,550
Fee revenue	$6,252	$10,513
Total revenue	$15,482	$32,063
Gross profit	$8,883	$17,603

RSCG:
Revenue	$26,070	$17,177
Fee revenue	$3,408	$3,308
Total revenue	$29,478	$20,485
Gross profit	$9,549	$6,728

Machinio
Revenue	$—	$—
Fee revenue	$991	$—
Total revenue	$991	$—
Gross Profit	$878	$—

Corporate & Other:
Revenue	$435	$1,553
Fee revenue	$9	$2
Total revenue	$444	$1,555
Gross profit	$102	$(675)

Consolidated:
Revenue	$35,735	$40,280
Fee revenue	$18,318	$20,863
Total revenue	$54,053	$61,143
Gross profit	$26,473	$30,199

The following table presents a reconciliation between gross profit used in reportable segments and the Company's consolidated results (in thousands):

	Three Months Ended December 31,
	2018	2017
Reconciliation:
Gross profit	$26,473	$30,199
Operating Expenses	31,343	35,282
Other operating expenses	205	1,459
Interest and other income, net	(319)	(515)
Provision (benefit) for income taxes	266	(4,815)
Net loss	$(5,022)	$(1,212)

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and subsequent filings with the Securities and Exchange Commission. You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview
About us. We manage, value, and sell inventory and equipment for business and government clients by operating a network of ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of services include program management, valuation, asset management, reconciliation, returns process management, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, and compliance and risk mitigation, as well as self-service tools for its sellers. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.auctiondeals.com. We also operate a global search engine for listing used machinery and equipment for sale at www.machinio.com. We have over 12,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended December 31, 2018, the number of registered buyers increased from 3,209,000 to 3,514,000, or approximately 9.5%.

On July 10, 2018, we acquired 100% of Machinio, a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

Our revenue.  Substantially all of our revenue is earned through the following transaction models.

•
Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our vendors either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for approximately 66.1% of our total revenue for the three months ended December 31, 2018. These amounts include revenue earned from the sale of property obtained under the Scrap Contract, which accounted for approximately 7.5% of our total revenue for the three months ended December 31, 2018. The price we paid the DLA for the property purchased under the Scrap Contract is based on a revenue share model. One of our key operating metrics is gross merchandise volume ("GMV") an operating measure which we define as the total sales value of all merchandise sold by us or our sellers through our marketplaces and other channels during a given period of time. The merchandise sold under our purchase transaction model accounted for approximately 21.9% of our GMV for the three months ended December 31, 2018.

•
Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases, we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for approximately 29.8% of our total revenue for the three months ended December 31, 2018. The merchandise sold under our consignment model accounted for approximately 78.1% of our total GMV for the three months ended December 31, 2018.

We also earn non-consignment fee revenue, which is made up of subscription fee and service revenue from the Surplus contract in the prior year. This revenue is included within the Fee revenue line item on our Consolidated Statements of Operations.
We collect a buyer premium on most of the transactions under both of the transaction models we offer to sellers. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the buyer. Buyer premiums are in addition to the price of the merchandise.
Industry trends.  We believe there are several industry trends positively impacting the growth of our business including: (1) the ability for businesses to conduct ecommerce via the Internet both in the United States and abroad, which continues to mature; (2) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (3) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (4) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; and (5) innovation in the retail supply chain, which we expect will increase the pace of product obsolescence in the long-term and, therefore, the supply of surplus assets.

Our Vendor Agreements

Our DoD agreements.  Historically, we had two material vendor contracts with the DoD: the Scrap Contract and the Surplus Contract.

•Scrap Contract.  On April 8, 2016, the DLA awarded us the second Scrap Contract. Under the second Scrap Contract, we acquire all non-electronic scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. We bear all of the costs for the sorting, merchandising and sale of the property. The second Scrap Contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. Transactions under this contract follow the purchase transaction model described above. The contract contains a provision permitting the DLA to terminate the contract for convenience upon written notice to us.

Resale of scrap property that we purchased under the Scrap Contract accounted for approximately 7.5% and 8.4% of our revenue for the three months ended December 31, 2018 and 2017, respectively. The property sold under the Scrap Contract accounted for approximately 2.6% and 3.3% of our GMV for the three months ended December 31, 2018 and 2017, respectively. This contract is included within our CAG segment.

•Surplus Contract.  The Surplus Contract was a competitive-bid contract under which we acquired, managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. In October 2017, the DLA put out for bid two new term surplus contracts, and in December 2017, the DLA determined that we were not the high bidder for either of the two contracts. As a result, we made our final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018, we had wound down all operations under the Surplus Contract. The Surplus Contract accounted for $16.2 million, or 26.5%, of revenue in the three months ended December 31, 2017. The property sold under the Surplus Contract accounted for approximately 8.9% of our GMV for the three months ended December 31, 2017. Transactions under the Surplus Contract followed the purchase transaction model described above. This contract was included within our CAG segment.

We recorded approximately $0.5 million of severance and occupancy cost during the three months ended December 31, 2017 as a result of the restructuring and realignment efforts undertaken due to the loss of the Surplus Contract.

Our commercial agreements. We have a vendor contract with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The inventory we purchased under this contract represented approximately 40.5%, and 19.4% of cost of goods sold for the three months ended December 31, 2018 and 2017, respectively. This contract is included within the Company's RSCG segment.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

GMV.  GMV, an operating measure, is the total sales value of all merchandise sold by us or our sellers through our marketplaces and other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, product development, sales and marketing, and operations. See Results of Operations for further information on GMV.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2018, and September 30, 2018, we had 3,514,000 and 3,357,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2018 and 2017, 493,000 and 519,000, respectively, total auction participants participated in auctions on our marketplaces. Largely as a result of the wind-down of the Surplus Contract, there was a decrease in auction participants during fiscal 2018.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2018 and 2017, we completed 145,000 and 122,280 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net (loss) income plus interest and other expense, net; provision (benefit) for income taxes; and depreciation and amortization. Interest and other expense, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

We believe EBITDA and Adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•
Depreciation and amortization expense primarily relates to property and equipment, and the amortization of intangible assets. These expenses are non-cash charges that have fluctuated significantly in the past. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

•
As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net (loss) income for provision (benefit) for income taxes is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

•
The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock and stock appreciation rights to be recognized in the income statement based on their estimated fair values. We believe adjusting net (loss) income for this stock-based compensation expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

•
The authoritative guidance related to business combinations requires the recognition of contingent consideration so that it is recognized at the time of acquisition rather than when it is probable and disallows the capitalization of transaction costs. We believe adjusting net (loss) income for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.

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

EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, EBITDA and Adjusted EBITDA: (a) do not represent net (loss) income or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net (loss) income, income from operations, cash provided by operating activities or our other financial information as determined under GAAP.

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
The table below reconciles net loss to EBITDA and Adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended December 31,
	2018	2017
	(In thousands) (Unaudited)
Net loss	$(5,022)	$(1,212)
Interest and other income, net**	(233)	(425)
Provision (benefit) for income taxes	266	(4,815)
Depreciation and amortization	1,204	1,211
EBITDA	(3,785)	(5,241)
Stock compensation expense	1,513	930
Acquisition costs and impairment of long-lived assets*	82	—
Business realignment expenses*	34	1,349
Deferred revenue purchase accounting adjustment	432	—
Adjusted EBITDA	$(1,724)	$(2,962)
*Acquisition costs and impairment of long-lived assets and business realignment expenses, which are excluded from Adjusted EBITDA, are included in Other operating expenses on the Statements of Operations. See Note 11 to Notes to Consolidated Financial Statements for further detail on business realignment expenses.
**Interest and other income, net excludes non-services pension and other postretirement benefit expense.

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

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended September 30, 2018, Note 2- Summary of Significant Accounting Policies to the consolidated financial statements. The same accounting policies are used in preparing our interim consolidated financial statements. As a result of adopting ASC 606, there were significant changes to our revenue recognition policy from the policy disclosed in the Form 10-K. See Note 1 to the unaudited consolidated financial statements in Item 1 of Part I, "Financial Statements," of this Form 10-Q for a description of the revisions to our revenue recognition policy.

Components of Revenue and Expenses

Revenue. We generate a large portion of our revenue from the proceeds of sales of merchandise held in inventory. We also generate fee revenue from commissions on sales in our marketplaces of merchandise that is owned by others.

Cost of goods sold. Cost of goods sold includes the costs of purchasing and transporting property for auction, credit card transaction fees and shipping and handling costs.

Seller distributions. Under the current Scrap Contract, we acquire scrap property from the DLA for resale and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. We bear all of the costs for the sorting, merchandising and sale of the property.

Technology and operations.  Technology expenses consist primarily of the cost of technical staff who develop, deploy, and maintain our marketplaces and corporate infrastructure. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne platform. We are implementing a new ecommerce marketplace and back-office solution as part of our LiquidityOne Transformation initiative which is designed to deliver an improved online marketplace platform and related software tools to enhance our customer experience, operations and ability to scale to a much larger business.

Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred. However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC Topic 350, Intangibles-Goodwill and Other. As such, we are capitalizing certain development costs associated with our LiquidityOne platform. During the first quarter of fiscal 2018, we completed development of our new Return to Vendor module of the LiquidityOne platform and began amortizing the associated capitalized costs during that quarter.
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

Other operating expenses (income). Other operating expenses (income) includes the change in fair value of financial instruments and contingent consideration, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other (income) expense, net.  Interest and other (income) expense, net, consists of interest income on the note receivable related to the sale of the Jacobs Trading business in 2015, interest income on short-term investments, and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax (loss) income. Our effective income tax rate before discrete items was -5.6% for the three months ended December 31, 2018. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended December 31,
	2018	2017	$ Change	% Change
Revenue	$35,735	$40,280	$(4,545)	(11.3)%
Fee revenue	18,318	20,863	(2,545)	(12.2)
Total revenue	54,053	61,143	(7,090)	(11.6)
Costs and expenses from operations:
Cost of goods sold (exclusive of depreciation and amortization)	24,956	27,631	(2,675)	(9.7)
Seller distributions	2,624	3,312	(688)	(20.8)
Technology and operations	12,524	18,100	(5,576)	(30.8)
Sales and marketing	8,981	8,310	671	8.1
General and administrative	8,634	7,662	972	12.7
Depreciation and amortization	1,204	1,211	(7)	(0.6)
Other operating expenses	205	1,459	(1,254)	(85.9)
Total costs and expenses	59,128	67,685	(8,557)	(12.6)
Loss from operations	(5,075)	(6,542)	1,467	22.4
Interest and other income, net	(319)	(515)	196	38.1
Loss before provision (benefit) for income taxes	(4,756)	(6,027)	1,271	21.1
Provision (benefit) for income taxes	266	(4,815)	5,081	105.5
Net loss	$(5,022)	$(1,212)	$(3,810)	(314.4)%

The following table presents segment GMV, revenue, gross profit which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization) and seller distributions, and gross profit margin for the periods indicated (dollars in thousands):

	Three Months Ended December 31,
	2018	2017
GovDeals:
GMV	$76,309	$71,119
Total revenue	7,658	7,040
Gross profit	7,061	6,543
Gross profit margin	92.2%	92.9%

CAG:
GMV	46,360	53,947
Total revenue	15,482	32,063
Gross profit	8,883	17,603
Gross profit margin	57.4%	54.9%

RSCG:
GMV	35,444	28,736
Total revenue	29,478	20,485
Gross profit	9,549	6,728
Gross profit margin	32.4%	32.8%

Machinio:
GMV	—	—
Total revenue	991	—
Gross profit	878	—
Gross profit margin	88.6%	—

Corporate & Other:
GMV	435	1,552
Total revenue	444	1,555
Gross profit	102	(675)
Gross profit margin	23.0%	(43.4)%

Consolidated:
GMV	158,548	155,354
Total revenue	54,053	61,143
Gross profit	26,473	30,199
Gross profit margin	49.0%	49.4%

Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Segment Results

GovDeals. Revenue from our GovDeals segment increased 8.8%, or $0.6 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from this segment increased 7.3%, or $5.2 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 7.9%, or $0.5 million, to $7.1 million for the three months ended December 31, 2018, from $6.5 million for the three months ended December 31, 2017, due to the new business. As a percentage of revenue, gross profit decreased to 92.2% for the three months ended December 31, 2018, from 92.9% for the three months ended December 31, 2017. Gross profit is calculated as total revenue less cost of goods sold and seller distributions.

CAG. Revenue from our CAG segment decreased 51.7%, or $16.6 million. Approximately $16.2 million of this change was due to the wind-down of the Surplus contract. Additionally, the Scrap Contract experienced a lower volume of goods sold, as well as lower commodity prices, partially offset by a change in mix to higher value commodities. The decrease in revenue due to Surplus and Scrap contracts was partially offset by a slight increase in overall sales volume within our CAG Commercial business. GMV from our CAG segment decreased 14.1%, or $7.6 million. The wind-down of the Surplus contract resulted in a decrease of approximately $13.9 million. Also, contributing to the decrease is the lower volume of goods sold, as well as a change to lower value commodities under the Scrap contract, partially offset by a change in mix to higher value commodities resulting in a net decrease of approximately $1.0 million. These overall reductions were partially offset by an increase in GMV of $7.3 million from our CAG Commercial business. Gross profit within the CAG segment decreased 49.5%, or $8.7 million, to $8.9 million for the three months ended December 31, 2018, from $17.6 million for the three months ended December 31, 2017. This decrease can primarily be attributed to the wind-down of the Surplus Contract and lower sales volumes described above. As a percentage of revenue, gross profit increased to 57.4% for the three months ended December 31, 2018 from 54.9% for the three months ended December 31, 2017.

RSCG. Revenue from our RSCG segment increased 43.9%, or $9.0 million, due to increases in revenue from both the purchase and consignment transaction models. GMV from our RSCG segment increased 23.3%, or $6.7 million, due to approximately $7.8 million increases in GMV in purchase transaction model, partially offset by approximately $1.1 million decrease in GMV in consignment transaction models. Gross profit within the RSCG segment increased 41.9%, or $2.8 million for the three months ended December 31, 2018, due to the increases in revenue described above. As a percentage of revenue, gross profit decreased to 32.4%, from 32.8%.

Machinio. Machinio was acquired on July 10, 2018. Machinio earns revenue from subscription fees charged to customers for promotional placements on Machinio's search engine.

Corporate & Other. The decrease in revenue of $1.1 million is attributable to a decrease in revenue from IronDirect. GMV from our Corporate & Other segment decreased 72.0%, or $1.1 million, due to lower heavy equipment sales. Gross profit within Corporate & Other increased $0.8 million, attributable to lower cost of goods sold and a $0.6 million inventory reserve recorded in the first quarter of fiscal 2018, which did not occur in the quarter ended December 31, 2018. During the three months ended December 31, 2018, sales were primarily drop ship parts resulting in higher margins and during the three months ended December 31, 2017 sales included equipment and inventory.

Consolidated Results

Cost of goods sold.  Cost of goods sold decreased $2.6 million, or 9.7%, to $25.0 million for the three months ended December 31, 2018, from $27.6 million for the three months ended December 31, 2017. Cost of goods sold decreased approximately $8.8 million due to the wind-down of the Surplus Contract. In addition, cost of goods sold decreased $1.9 million in our IronDirect business due to a lower volume of heavy equipment sales, partially offset by a $1.6 million increase in our CAG Commercial business, and a $6.1 million increase in our RSCG segment, primarily due to increased sales.

Seller distributions.  Seller distributions decreased $0.7 million, or 20.8%, to $2.6 million for the three months ended December 31, 2018, from $3.3 million for the three months ended December 31, 2017, due to lower sales under our Scrap Contract during the three months ended December 31, 2018.

Technology and operations expenses.  Technology and operations expenses decreased $5.6 million, or 30.8%, to $12.5 million for the three months ended December 31, 2018, from $18.1 million for the three months ended December 31, 2017, due to the loss of the Surplus Contract of approximately $3.5 million and a decrease of approximately $1.5 million due to a reduction in technology labor costs, external contractors' fees and travel costs as a result of completing a certain phase of development of the new LiquidityOne platform as well as lower license fees and other information technology service costs.

Sales and marketing expenses.  Sales and marketing expenses increased $0.7 million, or 8.1%, to $9.0 million for the three months ended December 31, 2018, from $8.3 million for the three months ended December 31, 2017, due primarily to a $0.6 million increase within our Machinio segment, which was acquired in July 2018, from a full quarter of sales and marketing expense that did not occur in the prior year quarter, an increase in marketing labor in our Corporate & Other segment of approximately $0.5 million offset by approximately a $0.6 million decrease within our CAG segment from a reduction in sales labor.

General and administrative expenses.  General and administrative expenses increased $0.9 million, or 12.7%, to $8.6 million for the three months ended December 31, 2018, from $7.7 million for the three months ended December 31, 2017. This is due to an increase in overall staff cost of approximately $0.5 million and corporate overhead expense of $0.4 million. The increase in overall staff cost is attributable to $0.2 million staff cost in our Machinio segment, that did not occur in the prior quarter. In addition staff cost increased $0.5 million in our Corporate & Other and RSCG segments, partially offset by a $0.2 million decrease in our CAG and GovDeals segments.

Other operating expenses.  Other operating expenses reflected an expense of approximately $0.2 million in the three months ended December 31, 2018, which consisted of a change in the fair value of our earn-out liability of $0.1 million and approximately $0.1 million primarily due to acquisition and restructuring costs. In the three months ended December 31, 2017, Other operating expense of $1.5 million represented approximately $1.3 million of restructuring cost (for further information, see Note 11 to the Consolidated Financial Statements included in this Report), and a $0.1 million loss on the value of a right we held from our participation in certain principal transactions in the CAG segment.

Interest and other income, net.  Interest and other income, net, reflected income of approximately $0.3 million in the three months ended December 31, 2018, which consisted of approximately $0.4 million of interest income mainly from our short-term investments, and $0.1 million of net periodic pension benefit other than the service cost component, partially offset by approximately $0.2 million of other miscellaneous expenses. In the three months ended December 31, 2017, Interest and other income, net represented an income of $0.5 million, which consisted of approximately $0.1 million of interest income, $0.1 million of net periodic pension benefit other than the service cost component, and $0.3 million of other miscellaneous income.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes increased $5.1 million, to a provision of $0.3 million for the three months ended December 31, 2018, from a benefit of $4.8 million for the three months ended December 31, 2017, due to benefits resulting from the new Tax Cut and Jobs Act enacted in fiscal year 2018 and the impact of foreign, state, and local taxes and permanent tax adjustments.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded through cash generated from operations. As of December 31, 2018, we had approximately $38.5 million in cash as well as $30.0 million in short-term investments.

We continue to advance the design and development of our LiquidityOne platform, services and analytical tools. We will continue to incur additional costs throughout the duration of this initiative to implement the new platform and educate our employees and our buyers and sellers about the initiative. We have also invested in new business ventures, such as Machinio in July 2018, which operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. The consideration paid to the sellers was approximately $16.7 million in net cash, equity consideration of approximately $2.0 million, and contingent consideration payable in 2020 in an amount up to $5.0 million.
We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was approximately $8.3 million as of December 31, 2018. As of December 31, 2018 and September 30, 2018, approximately $12.6 million and $14.4 million, respectively, of cash and cash equivalents was held overseas.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.  We did not repurchase shares under this program during the three months ended December 31, 2018 or 2017.  As of December 31, 2018, we may repurchase an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2018 Compared to the Three Months Ended December 31, 2017

Net cash used in operating activities was $8.1 million for the three months ended December 31, 2018, as compared to net cash provided by operating activities of $3.5 million for the three months ended December 31, 2017. The $11.6 million increase in cash used in operations between periods was attributable to changes in working capital primarily from change in accounts receivable, settlement of accounts payable, payables to sellers and purchase of inventory.

Net cash used in investing activities was $11.6 million for the three months ended December 31, 2018, and $1.0 million for the three months ended December 31, 2017.  Net cash used in investing activities for the three months ended December 31, 2018 consisted of the purchase of certificates of deposit in the amount of $10 million, as well as expenditures for capitalized software, purchases of equipment, and leasehold improvements. Net cash used in investing activities for the three months ended December 31, 2017 consisted primarily of expenditures for capitalized software, purchases of equipment, and leasehold improvements.

Net cash provided by financing activities was $0.01 million for the three months ended December 31, 2018 compared to no cash provided by financing activities for the three months ended December 31, 2017.  Net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne platform. The timing and volume of capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships, as well as our development of our LiquidityOne platform. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2018 were $1.6 million. As of December 31, 2018, we had no outstanding commitments for capital expenditures.

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

Off-Balance Sheet Arrangements

We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. We had no debt as of December 31, 2018, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

During the three months ended December 31, 2018, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As of December 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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
In re Liquidity Services, Inc. Derivative Litigation, Civ. No. 2017-0080-JTL (Del. Ch.).

On February 2, 2017, plaintiff David Girardi filed a putative derivative complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”), and on February 7, 2017, plaintiff Harold Slingerland filed a putative derivative complaint in the Court of Chancery. On March 9, 2017, plaintiffs David Girardi and Harold Slingerland filed a putative consolidated derivative complaint in the Court of Chancery, purportedly on the Company’s behalf. The consolidated complaint named as defendants the Company's Chief Executive Officer and Chief Financial Officer, as well as certain other individuals who served on the Company's Board of Directors between 2012 and 2014, and sought recovery from those individuals, not the Company. The complaint asserted that, among other things, the defendants breached their fiduciary duties to the Company and its stockholders by causing or allowing the Company to make the same misstatements that were alleged in the amended complaint in the Howard action, and for alleged trading in the Company’s securities while in possession of material non-public information. The Court of Chancery dismissed the case in November 2017.

Following the dismissal of the putative derivative action discussed above, former plaintiffs Girardi and Slingerland sent the Company a letter dated January 5, 2018 (the “Shareholder Demand”) demanding that the Board of Directors take action to remedy purported breaches of fiduciary duties allegedly related to the claims asserted in the above-discussed securities class action and derivative actions. The Company acknowledged receipt of the Shareholder Demand on January 22, 2018. The Company's Board of Directors delegated to a special committee of the Board of Directors, comprised of independent directors who are not named in the letter, the tasks of evaluating and formulating recommendations to the Board of Directors with respect to the Shareholder Demand. The special committee retained counsel and independent economic advisers to assist and advise it in connection with its work. On November 19, 2018, the special committee delivered a report to the Board in which it found no basis to, and recommended that the Board of Directors not, assert claims of breach of fiduciary duty against any of the individuals named in the Shareholder Demand. The Company's Board of Directors met on November 27, 2018 to discuss the findings of the special committee, accepted the recommendation of the special committee and determined to reject the Shareholder Demand.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 6. Exhibits.

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated July 10, 2018, by and among the Company, Machinio, Corp., the stockholders of Machinio, Corp., and Shareholder Representative Services., LLC., incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on 10-Q, filed with SEC on August 2, 2018.

3.1
Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2	Amended and Restated Bylaws dated August 2, 2016,incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on 10-Q, filed with SEC on August 4, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Stockholders' Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

February 7, 2019	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

February 7, 2019	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

February 7, 2019	By:	/s/ Samuel M. Guzman, Jr.
Samuel M. Guzman, Jr.
Vice President and Chief Accounting Officer