Form 10-Q
period 2019-03-31
LIQUIDITY SERVICES INC
filed 2019-05-08
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Securities registered to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	LQDT	Nasdaq

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 6, 2019 was 33,496,398.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	March 31, 2019	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$33,922	$58,448
Short-term investments	30,000	20,000
Accounts receivable, net of allowance for doubtful accounts of $300 and $337 at March 31, 2019 and September 30, 2018, respectively	6,175	4,870
Inventory, net	13,050	10,122
Prepaid taxes and tax refund receivable	1,774	1,727
Prepaid expenses and other current assets	8,574	7,816
Total current assets	93,495	102,983
Property and equipment, net of accumulated depreciation of $12,447 and $11,078 at March 31, 2019 and September 30, 2018, respectively	17,876	16,610
Intangible assets, net	6,708	7,366
Goodwill	59,690	59,819
Deferred tax assets	889	930
Other assets	14,451	14,124
Total assets	$193,109	$201,832
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,126	$13,859
Accrued expenses and other current liabilities	22,839	21,373
Distributions payable	1,607	2,128
Deferred revenue	3,098	2,142
Payables to sellers	25,131	28,969
Total current liabilities	63,801	68,471
Deferred taxes and other long-term liabilities	4,843	3,707
Total liabilities	68,644	72,178
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,347,657 shares issued and outstanding at March 31, 2019; 32,774,118 shares issued and outstanding at September 30, 2018	33	33
Additional paid-in capital	239,806	236,115
Accumulated other comprehensive loss	(6,678)	(6,449)
Accumulated deficit	(108,696)	(100,045)
Total stockholders’ equity	124,465	129,654
Total liabilities and stockholders’ equity	$193,109	$201,832

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Unaudited)
Revenue	$37,355	$43,104	$73,090	$83,384
Fee revenue	19,445	16,993	37,763	37,856
Total revenue	56,800	60,097	110,853	121,240
Costs and expenses from operations:
Cost of goods sold (exclusive of depreciation and amortization)	24,807	28,727	49,763	56,358
Seller distributions	2,775	3,859	5,399	7,171
Technology and operations	13,429	15,955	25,953	34,055
Sales and marketing	9,135	8,225	18,116	16,535
General and administrative	8,624	7,546	17,258	15,210
Depreciation and amortization	1,165	1,144	2,369	2,355
Other operating expenses	1,350	311	1,555	1,770
Total costs and expenses	61,285	65,767	120,413	133,454
Loss from operations	(4,485)	(5,670)	(9,560)	(12,214)
Interest and other income, net	(451)	(394)	(770)	(911)
Loss before provision (benefit) for income taxes	(4,034)	(5,276)	(8,790)	(11,303)
Provision (benefit) for income taxes	328	379	594	(4,436)
Net loss	$(4,362)	$(5,655)	$(9,384)	$(6,867)
Basic and diluted loss per common share	$(0.13)	$(0.18)	$(0.29)	$(0.22)
Basic and diluted weighted average shares outstanding	32,987,608	31,972,752	32,896,890	31,924,149

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(Unaudited)
Net loss	$(4,362)	$(5,655)	$(9,384)	$(6,867)
Other comprehensive income (loss):
Foreign currency translation	198	35	(229)	(16)
Other comprehensive income (loss)	198	35	(229)	(16)
Comprehensive loss	$(4,164)	$(5,620)	$(9,613)	$(6,883)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2018	32,774,118	$33	$236,115	$(6,449)	$(100,045)	$129,654
Cumulative adjustment related to adoption of ASC 606	—	—	—	—	730	730
Net loss	—	—	—	—	(5,022)	(5,022)
Exercise of common stock options and vesting of restricted stock	409,060	—	8	—	—	8
Compensation expense from grants of common stock options and restricted stock	—	—	1,556	—	—	1,556
Foreign currency translation	—	—	—	(427)	—	(427)
Balance at December 31, 2018	33,183,178	$33	$237,679	$(6,876)	$(104,337)	$126,499
Net loss	—	—	—	—	(4,362)	(4,362)
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	197,642	—	116	—	—	116
Compensation expense from grants of common stock options and restricted stock	—	—	2,011	—	—	2,011
Forfeiture of restricted stock awards	(33,163)	—	—	—	—	—
Foreign currency translation and other	—	—	—	198	3	201
Balance at March 31, 2019	33,347,657	$33	$239,806	$(6,678)	$(108,696)	$124,465

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended March 31,
	2019	2018
	(Unaudited)
Operating activities
Net loss	$(9,384)	$(6,867)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,369	2,355
Stock compensation expense	4,094	2,698
Provision for inventory allowance	—	1,841
Provision for doubtful accounts	126	181
Deferred tax provision (benefit)	81	(4,915)
Gain on disposal of property and equipment	(6)	(481)
Change in fair value of financial instruments	—	90
Change in fair value of earnout liability	1,400	—
Changes in operating assets and liabilities:
Accounts receivable	(1,425)	5,272
Inventory	(2,937)	8,796
Prepaid and deferred taxes	(46)	(26)
Prepaid expenses and other assets	(352)	3,608
Accounts payable	(2,733)	5,875
Accrued expenses and other current liabilities	772	(11,171)
Distributions payable	(521)	(506)
Deferred revenue	955	—
Payables to sellers	(3,838)	144
Other liabilities	(143)	(372)
Net cash (used in) provided by operating activities	(11,588)	6,522
Investing activities
Increase in intangibles	(14)	(19)
Purchases of property and equipment, including capitalized software	(2,989)	(1,580)
Proceeds from sales of property and equipment	24	662
Purchases of short-term investments	(30,000)	—
Maturities of short-term investments	20,000	—
Net cash used in investing activities	(12,979)	(937)
Financing activities
Proceeds from exercise of common stock options (net of tax)	124	12
Net cash provided by financing activities	124	12
Effect of exchange rate differences on cash and cash equivalents	(83)	(268)
Net (decrease) increase in cash and cash equivalents	(24,526)	5,329
Cash and cash equivalents at beginning of period	58,448	94,348
Cash and cash equivalents at end of period	$33,922	$99,677
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$558	$505

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

Liquidity Services, Inc. (the “Company”) operates a network of ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company provides fully-managed services that include program management, valuation, asset management, reconciliation, returns process management, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service offerings. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.liquidation.com, www.direct.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.auctiondeals.com. The Company also operates a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has four reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals and Machinio. See Note 13 in the Notes to the Consolidated Financial Statements for Segment Information.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019 or for any future period.

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

Revenue is also evaluated to determine whether the Company should report the gross proceeds as revenue (when the Company acts as the principal in the arrangement) or the Company should report its revenue on a net basis (when the Company acts as an agent). Specifically, when other parties are involved in providing goods or services to an entity’s customer, the Company must determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself, or to arrange for another party to provide them. The Company evaluates the following factors to determine if it is acting as a principal: (1) whether the Company is primarily responsible for fulfilling the promise to provide the asset or assets; (2) whether the Company has inventory risk of the asset or assets before they are transferred to the Buyer; and (3) whether the Company has discretion in establishing the price for the asset or assets.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

For the Company's Machinio business segment, the performance obligation is satisfied over time as the Company provides the promotional placement services over the term of the subscription. At March 31, 2019, the Machinio business segment had a remaining performance obligation of $3.1 million that the Company expects the majority of this will be recognized as revenue over the next 12 months.

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

Contract Assets

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with Seller. The contract asset balance was $0.7 million as of October 1, 2018 and $0.7 million as of March 31, 2019 and is included in the line item "Prepaid expenses and other current assets" on the consolidated balance sheet.

Contract Costs

Contract costs relate to sales commissions paid on consignment contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was approximately $0.1 million as of October 1, 2018 and $0.3 million as of March 31, 2019 and is included in the line item "Prepaid expenses and other current assets" and "Other assets" on the consolidated balance sheet. Amortization expense was immaterial during the three and six months ended March 31, 2019.

Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (the ‘‘Buyer’’). In connection with the disposition, the Buyer assumed certain liabilities related to the Jacobs Trading business. The Buyer issued a $12.3 million five-year interest bearing promissory note to the Company. Of the $12.3 million, $4.0 million has been repaid as of March 31, 2019. Of the remaining $8.3 million, $6.3 million is recorded on the consolidated balance sheet in Other assets, and $2.0 million in Prepaid expenses and other current assets as of March 31, 2019 based on the scheduled repayment dates.

Risk Associated with Certain Concentrations

The Company does not perform credit evaluations for the majority of its buyers. However, most sales are recorded subsequent to payment authorization being received. As a result, the Company is not subject to significant collection risk, as most goods are not shipped before payment is received.

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in Cash and cash equivalents in the Consolidated Balance Sheets. The Company releases the funds to the seller, less the Company's commission and other fees due, after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business. The amount of cash held on behalf of sellers is recorded within Payables to sellers in the accompanying Consolidated Balance Sheets.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks over FDIC limits, certificates of deposit, and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

During the six months ended March 31, 2019, the Company had one material vendor contract with the Department of Defense (DoD) under which it acquired, managed and sold government property, the Scrap Contract. Revenue from the sale of property acquired under the Scrap Contract accounted for approximately 7.6% and 10.0% of the Company's consolidated revenue for the three months ended March 31, 2019 and 2018, respectively, and for approximately 7.6% and 9.2% of the Company's consolidated revenue for the six months ended March 31, 2019 and 2018, respectively. This contract is included

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

within the Company's CAG segment. See Note 3, Significant Contracts, for information related to the Company's prior significant Surplus contact with the DoD, which was completed in fiscal 2018.

Additionally, the Company has a vendor contract with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. Transactions under this contract represented approximately 49.4% and 28.7% of cost of goods sold for the three months ended March 31, 2019 and 2018, respectively, and 44.9% and 24.1% of cost of goods sold for the six months ended March 31, 2019 and 2018, respectively. This contract is included within the Company's RSCG segment.

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

For the three and six months ended March 31, 2019 and 2018, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive. See Note 7 for the amounts of outstanding stock options, restricted stock awards and restricted stock units that could potentially dilute net income (loss) per share in the future.

Recent Accounting Pronouncements

Accounting Standards Adopted

On October 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method. The Company applied the new revenue standard to all contracts that were not completed as of October 1, 2018 on a modified retrospective basis and recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative period information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The cumulative effect of the changes made to the consolidated October 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in thousands):

	Balance at September 30, 2018	Adjustment due to adoption of ASC 606	Balance as adjusted at October 1, 2018
Prepaid expenses and other current assets	$7,816	$671	$8,487
Other assets	$14,124	$59	$14,183
Retained earnings	$(100,045)	$730	$(99,315)

The impact of adopting ASC 606 on the Company’s consolidated statement of operations and the consolidated balance sheet for the period ended March 31, 2019 was as follows (in thousands):

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

	Three months ended March 31, 2019			Six months ended March 31, 2019
	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Consolidated statement of operations:
Fee revenue	$19,445	$19,293	$152	$37,763	$37,757	$6
Consolidated balance sheet:
Prepaid expenses and other current assets	$8,574	$7,819	$755	$8,574	$7,819	$755
Other assets	$14,451	$14,248	$203	$14,451	$14,248	$203
Accumulated deficit	$(108,696)	$(107,738)	$(958)	$(108,696)	$(107,738)	$(958)

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to terms or conditions of share-based payment awards require the application of modification accounting in Topic 718, Compensation - Stock Compensation. The ASU was adopted on October 1, 2018 and the Company will apply the guidance in ASU 2017-09 on a prospective basis to its award modifications. No material impacts have been noted to date.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The adoption of ASU 2017-07 on October 1, 2018, using the retrospective method, did not have a material impact on the Company's results of operations. As a result of adopting this standard $90 thousand and $182 thousand for three and six months ended March 31, 2018, respectively, were reclassified in the consolidated statement of operations from "General and administrative", a component of loss from operations, to "Interest and other income, net", which is included below loss from operations.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU was adopted on October 1, 2018 and the Company will apply the guidance in ASU 2017-01 on a prospective basis when entering into acquisitions of assets or businesses. No material impacts have been noted to date.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The new standard requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. The exception to recognizing the income tax effects of intercompany sales or transfers of assets remains in place for intercompany inventory sales and transfers. The adoption of ASU 2016-16 on October 1, 2018 did not have an impact on the Company’s consolidated statement of operations.

During 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Restricted Cash. These ASUs clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These standards were adopted on October 1, 2018 on a retrospective basis and there was no impact on the Company's consolidated statement of cash flows.

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU will become effective for the Company beginning October 1, 2020. The Company is currently evaluating the effect that the ASU might have on its consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 amends the existing accounting standard for defined benefit plans by removing, modifying, and adding certain disclosures. This ASU will become effective for the Company beginning October 1, 2021 with early adoption permitted. The Company is currently evaluating the timing of adoption the new guidance as well as the impact it may have on the consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. ASU 2018-13 amends the existing accounting standard for fair value measurement by removing, modifying, and adding certain disclosures. This ASU will become effective for the Company beginning October 1, 2020 with early adoption permitted. The Company is currently evaluating the timing of adopting the new guidance as well as the impact it may have on the consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting. ASU 2018-07 amends the existing accounting standards for share-based payments to nonemployees. ASU 2018-07 applies to all share based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operation by issuing share-based payment awards. Additionally, this guidance clarifies that Topic 718 does not apply to share based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted under ASC 606. ASU 2018-07 will become effective for the Company beginning October 1, 2019. The Company is currently evaluating the effect the adoption of the standard is expected to have on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 allows entities to elect to classify from accumulated other comprehensive income (loss) to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017. An entity that does not elect to reclassify the income tax effects of the Tax Act shall disclose in the period of adoption a statement that the election was not made. This guidance will become effective for the Company beginning on October 1, 2019. The Company is currently evaluating whether it will make an election to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. Under ASU 2017-04 the entity is required to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity is required to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for the Company beginning on October 1, 2020. The Company is currently evaluating the methods of adoption allowed by the new standard and the effect the adoption of the standard is expected to have on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASC 842. ASC 842, including all the amendments and guidance, will change the way the Company recognizes its leased assets. It will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASC 842 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for the Company beginning on October 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into, after either the adoption date or the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of aggregating its worldwide lease portfolio and is evaluating the potential to use software solutions in its adoption of ASC 842 and for its subsequent lease accounting requirements. Once completed, the Company will elect a transition method for adoption and conclude on whether to make use of the available practical expedients. The adoption of ASC 842 will result in the recognition of right-of-use assets and lease liabilities on its Consolidated Balance Sheets, and will require that the Company make quantitative and qualitative disclosures about its leases. Additional impacts, which may be material, may be identified as the Company completes its adoption process.

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

Revenue from the Scrap Contract accounted for approximately 7.6% and 10.0% of the Company's consolidated revenue for the three months ended March 31, 2019 and 2018, respectively, and 7.6% and 9.2% of the Company's consolidated revenue for the six months ended March 31, 2019 and 2018, respectively.

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

Revenue from the Surplus Contract accounted for approximately zero and 19.3% of the Company's consolidated revenue for the three months ended March 31, 2019 and 2018, respectively, and zero and 22.9% of the Company's consolidated revenue for the six months ended March 31, 2019 and 2018, respectively.

4.    Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following table presents changes in the carrying amount of goodwill by reportable segment:

Goodwill (in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2017	$21,657	$23,731	$—	$45,388
Business acquisition	—	—	14,558	14,558
Translation adjustments	(127)	—	—	(127)
Balance at September 30, 2018	$21,530	$23,731	$14,558	$59,819
Translation adjustments	(129)	—	—	(129)
Balance at March 31, 2019	$21,401	$23,731	$14,558	$59,690

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required performing a step one evaluation during the six months ended March 31, 2019.

5.    Intangible Assets

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The components of identifiable intangible assets as of March 31, 2019 and September 30, 2018 are as follows:

		March 31, 2019			September 30, 2018
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	6	$3,100	$(388)	$2,712	$3,100	$(129)	$2,971
Technology	5	2,700	(405)	2,295	2,700	(135)	2,565
Patent and trademarks	3 - 10	2,341	(640)	1,701	2,269	(439)	1,830
Total intangible assets		$8,141	$(1,433)	$6,708	$8,069	$(703)	$7,366

Future expected amortization of intangible assets at March 31, 2019 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
2019 Remaining six months	$672
2020	1,343
2021	1,332
2022	1,320
2023	1,176
2024 and thereafter	865
Total	$6,708

Intangible assets amortization expense was approximately $0.34 million and $0.02 million for the three months ended March 31, 2019 and 2018, and $0.67 million and $0.04 million for the six months ended March 31, 2019 and 2018, respectively.

6.	Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act reduces the corporate tax rate from 35% to 21%. During the three months ending December 31, 2017, the Company revised its estimated annual effective tax rate to reflect this change in the statutory rate. The rate change was administratively effective at the beginning of the Company's 2018 fiscal year, using a blended rate of 24.5%. At September 30, 2018, the Company had not yet completed its accounting for the tax effects of the Tax Act; however, the Company recorded a provisional benefit of $10.7 million in 2018 for the remeasurement of its deferred tax balance and recognition of the realizability of the deferred tax assets. During the three months ended December 31, 2018, the Company completed its accounting for the tax effects of the Tax Act and determined no change to the amount recorded in fiscal year 2018 was required.

The international provisions of the Tax Act establish a territorial tax system and subject certain foreign earnings on which U.S. tax is currently deferred to a one-time transition tax. During the three months ended December 31, 2018, the Company completed its analysis of foreign earnings and profits and determined that no one-time transition tax was due. As a result, the Company has not recorded any amount in its financial statements for fiscal year 2018 or the six months ended March 31, 2019 for such transition tax.

The Tax Act subjects a U.S. shareholder to a minimum tax on “global intangible low-taxed income” (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first six months of fiscal year 2019 and its corresponding effective tax rate is approximately -6.8%. Tax expense in the current period is due to state and foreign taxes paid. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC Topic 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company records unrecognized tax benefits as a reduction to its deferred tax asset for its net operating loss carryforward. The Company identified no new uncertain tax positions during the six months ended March 31, 2019. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of March 31, 2019, none of the Company's federal or state income tax returns are under examination. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2015 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2015 may be adjusted upon examination by tax authorities if they are utilized.

7.	Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows (in thousands):

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2017	31,503,349	$29	$227,264	$(6,431)	$(88,226)	$132,636
Cumulative adjustment related to adoption of ASU 2016-09	—	—	100	—	(207)	(107)
Net loss	—	—	—	—	(1,212)	(1,212)
Exercise of common stock options and vesting of restricted stock	386,330	—	—	—	—	—
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	1,262	—	—	1,262
Foreign currency translation	—	—	—	(51)	(6)	(57)
Balance at December 31, 2017	31,889,679	$29	$228,626	$(6,482)	$(89,651)	$132,522
Net loss	—	—	—	—	(5,655)	(5,655)
Exercise of common stock options and vesting of restricted stock	103,398	—	12	—	—	12
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	1,212	—	—	1,212
Foreign currency translation	—	—	—	34	12	46
Balance at March 31, 2018	31,993,077	$29	$229,850	$(6,448)	$(95,294)	$128,137

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

The following table presents the number of stock options and shares of restricted stock granted to employees under the Company's 2006 Plan and the grant date fair value of those stock awards for the periods presented:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Stock options:
Time-based	11,816	20,826	492,966	233,346
Weighted average grant date fair value	$4.82	$4.26	$2.69	$2.00

Market-based and performance-based	—	—	481,150	318,780
Weighted average grant date fair value	$—	$—	$2.66	$1.59

Restricted stock:
Time-based	66,528	220,181	201,728	251,221
Weighted average grant date fair value	$8.50	$6.95	$6.75	$6.65

Market-based and performance-based	55,000	199,780	130,200	246,340
Weighted average grant date fair value	$7.40	$7.33	$5.66	$6.53

Stock options and restricted stock generally vest over four years. The fiscal year 2019 market-based options and restricted stock units will vest in installments based on the total shareholder return of the Company's common stock over a four-year performance period. The performance based restricted stock awards will vest in installments based on achievement of certain annual revenue and adjusted EBITDA targets through calendar year 2021, in each case, subject to each recipient's continued employment with the Company.

In determining the fair value for stock options, volatility rates over the last three years have ranged from 49.71% to 54.93%, the dividend rate has been 0% and the risk free interest rates have ranged from 1.65% to 2.78%.

Cash-Settled Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights to non-executives with restrictions that lapse upon either the passage of time (service vesting), achievement of performance targets (performance vesting), achievement of market conditions (market vesting) or some combination of these conditions. The stock appreciation rights that include only service vesting conditions generally vest over a period of one to four years conditioned on continued employment for the incentive period. For performance vesting, stock appreciation rights generally vest and pay out on the achievement of financial metrics over a four year period conditioned on continued employment for the incentive period. Cash-settled stock appreciation rights are recorded as liability awards.

The Company did not issue any cash-settled stock appreciation rights during the three months ended March 31, 2019. During the six months ended March 31, 2019, the Company issued 95,000 cash-settled stock appreciation rights at an exercise price of $6.11. During the three months ended March 31, 2019, 51,614 cash-settled stock appreciation rights were exercised and 21,868 cash-settled stock appreciation rights were canceled. During the six months ended March 31, 2019, 101,170 cash-settled stock appreciation rights were exercised and 388,048 cash-settled stock appreciation rights were canceled. As of March 31, 2019, 539,987 cash-settled stock appreciation rights were outstanding.

During the comparable period in fiscal year 2018, the Company did not issue any cash-settled stock appreciation rights. During the three months ended March 31, 2018, 33,520 cash-settled stock appreciation rights were exercised and 177,947 cash-settled stock appreciation rights were canceled. During the six months ended March 31, 2018, 83,002 cash-settled stock appreciation rights were exercised and 272,904 cash-settled stock appreciation rights were canceled. As of March 31, 2018, 1,097,727 cash-settled stock appreciation rights were outstanding.

Share Repurchase Program

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program from time to time, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the six months ended March 31, 2019 or 2018. As of March 31, 2019, the Company may repurchase an additional $10.1 million in shares under this program.

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

During the year ended September 30, 2018, as a result of the acquisition of Machinio, the Company recorded contingent consideration which is measured at fair value (Level 3) at March 31, 2019 and September 30, 2018. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The simulation estimated Machino's EBITDA over the earn out period using a market-based volatility factor and market interest rates resulting in an average EBITDA, which then a present value factor was applied based on the expected settlement date of the contingent consideration. The liability for this consideration is included in Deferred taxes and other long-term liabilities in the Consolidated Balance Sheets. During the six months ended March 31, 2018, the Company had financial assets measured at fair value (Level 3) that represented the value of rights the Company held from its participation in certain principal transactions in the Company's commercial business. The Company no longer held these assets at September 30, 2018.

The Company has investments of $30 million and $20 million at March 31, 2019 and September 30, 2018, respectively, in certificates of deposit with maturities of six months or less, and interest rates between 2.2% and 2.8%. These assets were measured at fair value at March 31, 2019 and September 30, 2018 and were classified as Level 1 assets within the fair value hierarchy.

The changes in the earn-out liability and financial assets measured at fair value using Level 3 inputs to determine fair value for the six months ended March 31, 2019 and 2018, respectively, are as follows (in thousands):

Contingent Consideration

Balance at September 30, 2018	$1,300
Settlements	—
Change in fair value	1,400
Balance at March 31, 2019	$2,700

The increase in the fair value is primarily due to an increase in Machinio's estimated EBITDA over the earn out period, which was the result of realized EBITDA for the three months ended March 31, 2019 exceeding the previous estimate. Secondary factors for the increase in fair value relate to the present value factor, which was impacted by a shorter period until the earn out payment date, as well as a change in market conditions that reduced interest rates and the weighted average cost of capital.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Financial Instruments

Balance at September 30, 2017	$491
Settlements	(401)
Change in fair value	(90)
Balance at March 31, 2018	$—

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

At March 31, 2019 and September 30, 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9.	Defined Benefit Pension Plan

Certain employees of Liquidity Services UK Limited (“GoIndustry”), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the “HB Pension Fund”), a qualified defined benefit pension plan.

The net periodic benefit recognized for the three and six months ended March 31, 2019 and 2018 included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
Qualified Defined Benefit Pension Plan	2019	2018	2019	2018
	(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	154	165	311	335
Expected return on plan assets	(229)	(251)	(473)	(509)
Settlement cost	—	(4)	—	(8)
Total net periodic (benefit)	$(75)	$(90)	$(162)	$(182)

As a result of the adoption of ASU 2017-07, the components of net periodic benefit other than the service cost component are recorded in Interest and other income, net in the Consolidated Statements of Operations.

10.    Guarantees

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

During the second quarter of 2015, the Company issued a guarantee to GoIndustry (the "Subsidiary") and the Trustees (the “Trustees”) of the HB Pension Fund. Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by the Subsidiary of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the HB Pension Fund up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever the Subsidiary does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee. The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. As of March 31, 2019 and September 30, 2018, the Company's plan was in an overfunded status as the plan's assets exceeded the plan liabilities. The funded status of the HB Pension Fund as of September 30, 2018, was disclosed in Note 13, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

11. Business Realignment Expenses
During the fourth quarter of fiscal year 2017 the Company began to restructure its CAG business, resulting in severance costs incurred and the closure of several offices and legal entities in Europe and Asia for total restructuring costs of approximately $1.0 million. The Company continued to implement its CAG cost cutting initiatives during the year ended September 30, 2018. As discussed in Note 3, Significant Contracts, the Company was not the high bidder for the new surplus contracts, and completed winding down its operations under the Surplus Contract during the year ended September 30, 2018. As a result, the Company recognized an additional $1.7 million of restructuring costs in fiscal 2018. During the six months ended March 31, 2018 the Company recorded $1.3 million in restructuring costs, $0.8 million of which related to severance and occupancy costs for the Surplus Contract. The remaining restructuring balance at March 31, 2019 of $0.3 million in occupancy related charges is expected to be paid by fiscal 2020.
During fiscal year 2017, the Company reorganized its IronDirect business. As a result, the Company recorded approximately $1.1 million of restructuring charges in the aggregate through the year ended September 30, 2018 related to this restructuring. The Company continued its reorganization of the IronDirect business during the six months ended March 31, 2019 and decided to exit the business, resulting in severance costs recorded of approximately $0.2 million. The Company fully exited the IronDirect business and wound down its operations during January 2019. The balance was paid out as of March 31, 2019.
In June 2017, the Company entered into an agreement to sub-lease office space at 6931 Arlington Road, Bethesda, Maryland. On the sub-lease commencement date, the Company relocated its headquarters from 1920 L Street NW, Washington DC, to its current Bethesda location and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017. At September 30, 2018, the remaining cease-use accrual was approximately $0.8 million. During the six months ended March 31, 2019, the Company paid down the cease-use charge by approximately $0.6 million. The remaining balance of approximately $0.2 million is expected to be paid during fiscal 2019. This activity is presented under occupancy cost in the table below.
During the six months ended March 31, 2018, the Company recognized $0.5 million in severance cost primarily related to the restructuring of its Corporate Information Technology department. This cost is recorded within the Corporate & Other line item below.
Business realignment expenses were as follows for the periods presented (in thousands):

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

Employee severance and benefit costs:
CAG	$—	$130	$—	$881
Corporate & Other	—	—	170	474
Total employee severance and benefit costs	—	130	170	1,355

Occupancy and other costs:
CAG	5	340	51	434
Corporate & Other	—	7	134	35
Total occupancy and other costs	5	347	185	469
Total business realignment expenses	$5	$477	$355	$1,824
Business realignment expenses per the table above are recorded in Other operating expenses in the Consolidated Statements of Operations.
The table below sets forth the significant components of and activity in the liability for business realignment initiatives during the periods presented, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2017	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2018	Business Realignment Expenses	Cash Payments	Liability Balance at March 31, 2019
Employee severance and benefit costs:
CAG	$793	$979	$(1,683)	$89	$—	$(89)	$—
Corporate & Other	399	472	(850)	21	170	(191)	$—
Total employee severance and benefit costs	$1,192	$1,451	$(2,533)	$110	$170	$(280)	$—
Occupancy and other costs:
CAG	—	739	(280)	459	51	(254)	$256
Corporate & Other	1,988	(248)	(933)	807	134	(747)	$194
Total occupancy and other costs	$1,988	$491	$(1,213)	$1,266	$185	$(1,001)	$450
Total business realignment	$3,180	$1,942	$(3,746)	$1,376	$355	$(1,281)	$450

12.      Legal Proceedings

The Company reserves for contingent liabilities based on ASC 450, Contingencies, when it determines that a liability is probable and reasonably estimable. From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in our judgment have a material adverse effect on the Company.

13.     Segment Information

The Company provides results in four reportable operating segments: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG) and Machinio. The GovDeals, CAG, RSCG and Machinio segments constitute approximately 99.6% of the Company's revenue during the six months ended March 31, 2019. Each reportable segment offers separately branded marketplaces to enable sellers to achieve their respective channel marketing objectives to reach buyers. Across its segments, the Company offers its sellers two primary transaction models, as well as a suite of services, and its revenues vary depending upon the models employed and the level of service required. A description of the reportable segments is provided below:

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

•
The GovDeals reportable segment provides self-directed service offerings in which sellers list their own assets, and it consists of marketplaces that enable local and state government entities, including city, county and state agencies, as well as commercial businesses located in the United States and Canada, to sell surplus and salvage assets. GovDeals also offers a suite of marketing services to sellers. This segment includes the Company's GovDeals.com and AuctionDeals.com marketplaces.

•
The CAG reportable segment provides fully-managed offerings to sellers and consists of marketplaces that enable federal government agencies, as well as commercial businesses, to sell surplus, salvage, and scrap assets. Sales of assets procured through our Surplus Contract, which wound down during 2018, and our Scrap Contract, are conducted through the Government Liquidation marketplace included in this segment. CAG also offers a suite of services that includes marketing services, surplus management and asset valuation. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International, GoIndustry DoveBid, and Government Liquidation marketplaces.

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

Corporate & Other primarily consists of the Company's IronDirect operating segment that was not individually significant as a reportable operating segment as well as elimination adjustments. During January 2019, the Company exited out of the IronDirect business and fully wound down its operations. Iron Direct offered buyers access to construction equipment, parts and services through a single ecommerce marketplace.

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

The amount of our revenue that came from sales outside of the United States for the three months ended March 31, 2019 and 2018 was 14.6% and 11.1%, respectively, and 15.4% and 12.2% for the six months ended March 31, 2019 and 2018, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments and Corporate & Other (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
GovDeals:
Revenue	$—	$—	$—	$—
Fee revenue	7,697	7,092	15,355	14,133
Total revenue	7,697	7,092	15,355	14,133
Gross profit	$7,042	$6,589	$14,103	$13,132

CAG:
Revenue	$7,498	$19,273	$16,727	$40,823
Fee revenue	6,186	5,884	12,438	16,396
Total revenue	13,684	25,157	29,165	57,219
Gross profit	$8,614	$12,458	$17,496	$30,062

RSCG:
Revenue	$29,823	$22,898	$55,894	$40,075
Fee revenue	4,188	4,016	7,595	7,324
Total revenue	34,011	26,914	63,489	47,399
Gross profit	$12,287	$8,616	$21,836	$15,344

Machinio:
Revenue	$—	$—	$—	$—
Fee revenue	1,374	—	2,366	—
Total revenue	1,374	—	2,366	—
Gross Profit	$1,265	$—	$2,143	$—

Corporate & Other:
Revenue	$34	$933	$469	$2,486
Fee revenue	—	1	9	3
Total revenue	34	934	478	2,489
Gross profit	$10	$(152)	$113	$(827)

Consolidated:
Revenue	$37,355	$43,104	$73,090	$83,384
Fee revenue	19,445	16,993	37,763	37,856
Total revenue	56,800	60,097	110,853	121,240
Gross profit	$29,218	$27,511	$55,691	$57,711

The following table presents a reconciliation between gross profit used in the reportable segments as well as Corporate & Other and the Company's consolidated results (in thousands):

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
Reconciliation:
Gross profit	$29,218	$27,511	$55,691	$57,711
Operating expenses	32,353	32,870	63,696	68,155
Other operating expenses	1,350	311	1,555	1,770
Interest and other income, net	(451)	(394)	(770)	(911)
Provision (benefit) for income taxes	328	379	594	(4,436)
Net loss	$(4,362)	$(5,655)	$(9,384)	$(6,867)

14.     Subsequent Events

On April 23, 2019, the Company performed a strategic reorganization that consolidated its go-to-market for self-directed and fully-managed market place services to capitalize on growth opportunities. As a result, the Company will incur restructuring costs of approximately $1.1 million for employee termination benefits. The termination costs relate to the GovDeals, CAG, and RSCG segments, as well as Corporate & Other, and will be recorded as Business realignment expenses within Other operating expenses in the Consolidated Statements of Operations during the three months ended June 30, 2019.

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

Overview
About us. We manage, value, and sell inventory and equipment for business and government clients by operating a network of ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our broad range of fully-managed service offerings include program management, valuation, asset management, reconciliation, returns process management, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, and compliance and risk mitigation, as well as self-directed service offerings. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our network of marketplaces includes: www.liquidation.com, www.direct.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.auctiondeals.com. We also operate a global search engine for listing used machinery and equipment for sale at www.machinio.com. We have over 12,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended March 31, 2019, the number of registered buyers increased from 3,249,000 to 3,580,000, or approximately 10.2%.

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

•
Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our vendors either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the primary obligor and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for approximately 65.8% and 65.9% of our total revenue for the three and six months ended March 31, 2019, respectively. These amounts include revenue earned from the sale of property obtained under the Scrap Contract, which accounted for approximately 7.6% of our total revenue for both the three and six months ended March 31, 2019. The price we paid the DLA for the property purchased under the Scrap Contract is based on a revenue share model. One of our key operating metrics is gross merchandise volume ("GMV") an operating measure which we define as the total sales value of all merchandise sold by us or our sellers through our marketplaces and other channels during a given period of time. The merchandise sold under our purchase transaction model accounted for approximately 24.0% and 22.9% of our GMV for the three and six months ended March 31, 2019, respectively.

•
Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases, we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for approximately 29.4% and 29.6% of our total revenue for the three and six months ended March 31, 2019, respectively. The merchandise sold under our consignment model accounted for approximately 76.0% and 77.1% of our total GMV for the three and six months ended March 31, 2019, respectively.

We also earn non-consignment fee revenue, which is made up of subscription fee and other services. In the prior year, the non-consignment fee revenue also included service revenue from the Surplus contract. This revenue is included within the Fee revenue line item on our Consolidated Statements of Operations.
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

Resale of scrap property that we purchased under the Scrap Contract accounted for approximately 7.6% and 10.0% of our revenue for the three months ended March 31, 2019 and 2018, respectively, and approximately 7.6% and 9.2% of our revenue for the six months ended March 31, 2019 and 2018, respectively. The property sold under the Scrap Contract accounted for approximately 2.8% and 3.9% of our GMV for the three months ended March 31, 2019 and 2018, respectively, and approximately 2.7% and 3.6% of our GMV for the six months ended March 31, 2019 and 2018, respectively. This contract is included within our CAG segment.

•Surplus Contract.  The Surplus Contract was a competitive-bid contract under which we acquired, managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. In October 2017, the DLA put out for bid two new term surplus contracts, and in December 2017, the DLA determined that we were not the high bidder for either of the two contracts. As a result, we made our final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018, we had wound down all operations under the Surplus Contract. The Surplus Contract accounted for $27.8 million, or 22.9%, of revenue in the six months ended March 31, 2018. The property sold under the Surplus Contract accounted for approximately 7.6% and 8.3% of our GMV for the three and six months ended March 31, 2018, respectively. Transactions under the Surplus Contract followed the purchase transaction model described above. This contract was included within our CAG segment.

We recorded approximately $0.8 million of severance and occupancy cost during the six months ended March 31, 2018 as a result of the restructuring and realignment efforts undertaken due to the loss of the Surplus Contract.

Our commercial agreements. We have a vendor contract with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The inventory we purchased under this contract represented approximately 49.4%, and 28.7% of cost of goods sold for the three months ended March 31, 2019 and 2018, respectively, and approximately 44.9% and 24.1% of cost of goods sold for the six months ended March 31, 2019 and 2018, respectively. This contract is included within the Company's RSCG segment.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2019, and September 30, 2018, we had approximately 3,580,000 and 3,357,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2019 and 2018, approximately 540,000 and 549,000, respectively, total auction participants participated in auctions on our marketplaces. During the six months ended March 31, 2019 and 2018, approximately 1,033,200 and 1,068,000, respectively, total auction participants participated in auctions on our marketplaces. Largely as a result of the wind-down of the Surplus Contract, there was a decrease in auction participants during fiscal 2019.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31, 2019 and 2018, we completed approximately 153,000 and 118,000 transactions, respectively. During the six months ended March 31, 2019 and 2018, we completed approximately 297,500 and 240,000 transactions, respectively.

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

We believe EBITDA and Adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•
Depreciation and amortization expense primarily relates to property and equipment, and the amortization of intangible assets. These expenses are non-cash charges that have fluctuated significantly in the past. As a result, we believe that adding back these non-cash charges is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.

•
As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts for provision (benefit) for income taxes is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

•
The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock and stock appreciation rights to be recognized in the income statement based on their estimated fair values. We believe adjusting for this stock-based compensation expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

•
The authoritative guidance related to business combinations requires the initial recognition of contingent consideration at fair value with subsequent changes in fair value recorded through the statements of operations, and disallows the capitalization of transaction costs. We believe adjusting for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.

•
We believe adjusting for business realignment expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year, as these expenses are outside our ordinary course of business.

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
The table below reconciles net loss to EBITDA and Adjusted EBITDA from continuing operations for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
	(In thousands) (Unaudited)
Net loss	$(4,362)	$(5,655)	$(9,384)	$(6,867)
Interest and other income, net**	(376)	(304)	(608)	(729)
Provision (benefit) for income taxes	328	379	594	(4,436)
Depreciation and amortization	1,165	1,144	2,369	2,355
EBITDA	(3,245)	(4,436)	(7,029)	(9,677)
Stock compensation expense	2,581	1,767	4,094	2,698
Acquisition costs and impairment of long-lived assets*	38	—	119	—
Business realignment expenses*	5	475	39	1,824
Fair value adjustments to acquisition earn-outs*	1,300	—	1,400	—
Deferred revenue purchase accounting adjustment	258	—	690	—
Adjusted EBITDA	$937	$(2,194)	$(687)	$(5,155)
*Acquisition costs and impairment of long-lived assets, business realignment expenses, and fair value adjustments to acquisition earn-outs, which are excluded from Adjusted EBITDA, are included in Other operating expenses on the Statements of Operations. See Note 11 to Notes to Consolidated Financial Statements for further detail on business realignment expenses.
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

Interest and other (income) expense, net.  Interest and other (income) expense, net, consists of interest income on the note receivable related to the sale of the Jacobs Trading business in 2015, interest income on short-term investments, the components of net periodic benefit other than the services cost component and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year to date pre-tax (loss) income. Our effective income tax rate before discrete items was -6.8% for the six months ended March 31, 2019. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended March 31,				Six Months Ended March 31,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$37,355	$43,104	$(5,749)	(13.3)%	$73,090	$83,384	$(10,294)	(12.3)%
Fee revenue	19,445	16,993	2,452	14.4	37,763	37,856	(93)	(0.2)%
Total revenue	56,800	60,097	(3,297)	(5.5)	110,853	121,240	(10,387)	(8.6)%
Costs and expenses from operations:
Cost of goods sold (exclusive of depreciation and amortization)	24,807	28,727	(3,920)	(13.6)	49,763	56,358	(6,595)	(11.7)%
Seller distributions	2,775	3,859	(1,084)	(28.1)	5,399	7,171	(1,772)	(24.7)%
Technology and operations	13,429	15,955	(2,526)	(15.8)	25,953	34,055	(8,102)	(23.8)%
Sales and marketing	9,135	8,225	910	11.1	18,116	16,535	1,581	9.6%
General and administrative	8,624	7,546	1,078	14.3	17,258	15,210	2,048	13.5%
Depreciation and amortization	1,165	1,144	21	1.8	2,369	2,355	14	0.6%
Other operating expenses	1,350	311	1,039	334.1	1,555	1,770	(215)	(12.1)%
Total costs and expenses	61,285	65,767	(4,482)	(6.8)	120,413	133,454	(13,041)	(9.8)%
Loss from operations	(4,485)	(5,670)	1,185	20.9	(9,560)	(12,214)	2,654	21.7%
Interest and other income, net	(451)	(394)	(57)	(14.5)	(770)	(911)	141	15.5%
Loss before provision (benefit) for income taxes	(4,034)	(5,276)	1,242	23.5	(8,790)	(11,303)	2,513	22.2%
Provision (benefit) for income taxes	328	379	(51)	(13.5)	594	(4,436)	5,030	113.4%
Net loss	$(4,362)	$(5,655)	$1,293	22.9%	$(9,384)	$(6,867)	$(2,517)	(36.7)%

The following table presents segment GMV, revenue, gross profit which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization) and seller distributions, and gross profit margin for the periods indicated (dollars in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018
GovDeals:
GMV	$77,390	$69,462	$153,698	$140,580
Total revenue	7,697	7,092	15,355	14,133
Gross profit	7,042	6,589	14,103	13,132
Gross profit margin	91.5%	92.9%	91.8%	92.9%

CAG:
GMV	36,070	46,214	82,429	100,161
Total revenue	13,684	25,157	29,165	57,219
Gross profit	8,614	12,458	17,496	30,062
Gross profit margin	62.9%	49.5%	60.0%	52.5%

RSCG:
GMV	41,899	35,570	77,343	64,306
Total revenue	34,011	26,914	63,489	47,399
Gross profit	12,287	8,616	21,836	15,344
Gross profit margin	36.1%	32.0%	34.4%	32.4%

Machinio:
GMV	—	—	—	—
Total revenue	1,374	—	2,366	—
Gross profit	1,265	—	2,143	—
Gross profit margin	92.1%	—	90.6%	—

Corporate & Other:
GMV	34	934	469	2,486
Total revenue	34	934	478	2,489
Gross profit	10	(152)	113	(827)
Gross profit margin	29.4%	(16.3)%	23.6%	(33.2)%

Consolidated:
GMV	155,393	152,180	313,939	307,533
Total revenue	56,800	60,097	110,853	121,240
Gross profit	29,218	27,511	55,691	57,711
Gross profit margin	51.4%	45.8%	50.2%	47.6%

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Segment Results

GovDeals. Revenue from our GovDeals segment increased 8.5%, or $0.6 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from this segment increased 11.4%, or $7.9 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 6.9%, or $0.5 million, to $7.0 million for the three months ended March 31, 2019, from $6.6 million for the three months ended March 31, 2018, due to additional sales volumes. As a percentage of revenue, gross profit decreased to 91.5% for the three months ended March 31, 2019, from 92.9% for the three months ended March 31, 2018.

CAG. Revenue from our CAG segment decreased 45.6%, or $11.5 million. Approximately $11.6 million of this change was due to the wind-down of the Surplus contract. Additionally, the Scrap Contract experienced a lower volume of goods sold, as well as lower commodity prices, partially offset by a change in mix to higher value commodities. The decrease in revenue due to Surplus and Scrap contracts was partially offset by a slight increase in overall sales volume within our CAG Commercial business. GMV from our CAG segment decreased 21.9%, or $10.1 million. The wind-down of the Surplus contract resulted in a decrease of approximately $11.6 million. Also, contributing to the decrease is the lower volume of goods sold, as well as a change to lower value commodities under the Scrap contract, partially offset by a change in mix to higher value commodities resulting in a net decrease of approximately $1.7 million. These overall reductions were partially offset by an increase in GMV of $3.1 million from our CAG Commercial business. Gross profit within the CAG segment decreased 30.9%, or $3.8 million, to $8.6 million for the three months ended March 31, 2019, from $12.5 million for the three months ended March 31, 2018. This decrease can primarily be attributed to the wind-down of the Surplus Contract and lower sales volumes described above. As a percentage of revenue, gross profit increased to 63.0% for the three months ended March 31, 2019 from 49.5% for the three months ended March 31, 2018. The increase is primarily attributable to the wind-down of the Surplus Contract, which operated at a lower gross profit as a percentage of revenue than our CAG Commercial business.

RSCG. Revenue from our RSCG segment increased 26.4%, or $7.1 million, due to increases in revenue from both the purchase and consignment transaction models. GMV from our RSCG segment increased 17.8%, or $6.3 million, due to approximately $6.2 million increases in GMV in purchase transaction model, and approximately $0.1 million increase in GMV in consignment transaction models. Gross profit within the RSCG segment increased 42.6%, or $3.7 million for the three months ended March 31, 2019, due to the increases in revenue described above. As a percentage of revenue, gross profit increased to 36.1% for the three months ended March 31, 2019 from 32.0% for the three months ended March 31, 2018.

Machinio. Machinio was acquired on July 10, 2018. Machinio earns revenue from subscription fees charged to customers for promotional placements on Machinio's search engine.

Corporate & Other. The decrease in revenue of $0.9 million is attributable to a decrease in revenue from IronDirect, due to the decision to exit the business. Consequently, GMV from our Corporate & Other segment decreased 96.4%, or $0.9 million. Gross profit within Corporate & Other increased $0.2 million, attributable to lower cost of goods sold.

Consolidated Results

Cost of goods sold.  Cost of goods sold decreased $3.9 million, or 13.6%, to $24.8 million for the three months ended March 31, 2019, from $28.7 million for the three months ended March 31, 2018. Cost of goods sold decreased approximately $7.3 million due to the wind-down of the Surplus Contract. In addition, cost of goods sold decreased $1.1 million in our IronDirect business due to a lower volume of heavy equipment sales, partially offset by a $0.8 million increase in our CAG Commercial business, and a $3.4 million increase in our RSCG segment and a $0.2 million increase in our GovDeals segment, primarily due to increased sales.

Seller distributions.  Seller distributions decreased $1.1 million, or 28.1%, to $2.8 million for the three months ended March 31, 2019, from $3.9 million for the three months ended March 31, 2018, due to lower sales under our Scrap Contract during the three months ended March 31, 2019.

Technology and operations expenses.  Technology and operations expenses decreased $2.6 million, or 15.8%, to $13.4 million for the three months ended March 31, 2019, from $16.0 million for the three months ended March 31, 2018, due to the loss of the Surplus Contract of approximately $2.2 million, partially offset by approximately $0.9 million increase, attributable to higher labor costs associated with additional sales volume in our RSCG and GovDeals segments. Also, contributing to the decrease is the $0.7 million lower technology labor costs, external contractors' fees and travel costs as a result of completing a certain phase of development of the new LiquidityOne platform as well as lower license fees and other information technology service costs. During the three months ended March 31, 2019 the Company capitalized $0.9 million of costs related to the LiquidityOne platform. These costs primarily consisted of technology labor costs.

Sales and marketing expenses.  Sales and marketing expenses increased $0.9 million, or 11.1%, to $9.1 million for the three months ended March 31, 2019, from $8.2 million for the three months ended March 31, 2018, due primarily to a $0.5 million increase within our Machinio segment, which was acquired in July 2018, from a full quarter of sales and marketing expense that did not occur in the prior year quarter. Also, contributing to the increase is the $1.0 million higher costs in marketing labor costs, partially offset by a $0.6 million decrease in marketing and promotion expenditures.

General and administrative expenses.  General and administrative expenses increased $1.1 million, or 14.3%, to $8.6 million for the three months ended March 31, 2019, from $7.5 million for the three months ended March 31, 2018. This is due to an increase in overall staff cost of approximately $0.9 million and corporate overhead expense of $0.2 million. The increase in overall staff cost is attributable to $0.2 million staff cost in our Machinio segment, that did not occur in the prior year comparable quarter. In addition, staff cost increased $0.7 million in the rest of the segments.

Other operating expenses.  Other operating expenses reflected an expense of approximately $1.4 million in the three months ended March 31, 2019, which consisted of a change in the fair value of our earn-out liability of $1.3 million and approximately $0.05 million primarily due to acquisition and restructuring costs. In the three months ended March 31, 2018, Other operating expense of $0.3 million represented approximately $0.5 million of restructuring cost (for further information, see Note 11 to the Consolidated Financial Statements included in this Report), partially offset by $0.2 million of other miscellaneous items.

On April 23, 2019, the Company performed a strategic reorganization that consolidated its go-to-market for self-directed and fully-managed market place services to capitalize on growth opportunities. As a result, the Company will incur restructuring costs of approximately $1.1 million for employee termination benefits. The termination costs relate to the GovDeals, CAG, and RSCG segments, as well as Corporate & Other, and will be recorded as Business realignment expenses within Other operating expenses in the Consolidated Statements of Operations during the three months ended June 30, 2019.

Interest and other income, net.  Interest and other income, net, reflected income of approximately $0.5 million in the three months ended March 31, 2019, which consisted of approximately $0.4 million of interest income mainly from our short-term investments, and $0.1 million of net periodic pension benefit for the non-service cost components of our UK entity's defined benefit pension plan. In the three months ended March 31, 2018, Interest and other income, net represented an income of $0.4 million, which consisted of approximately $0.1 million of interest income, $0.1 million of net periodic pension benefit other than the service cost component, and $0.2 million of other miscellaneous income.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes decreased $0.1 million, to a provision of $0.3 million for the three months ended March 31, 2019, from $0.4 million for the three months ended March 31, 2018, due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Six Months Ended March 31, 2019 Compared to the Six Months Ended March 31, 2018

Segment Results

GovDeals. Revenue from our GovDeals segment increased 8.6%, or $1.2 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from this segment increased 9.3%, or $13.1 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 7.4%, or $1.0 million, to $14.1 million for the six months ended March 31, 2019, from $13.1 million for the six months ended March 31, 2018, due to additional sales volumes. As a percentage of revenue, gross profit decreased to 91.9% for the six months ended March 31, 2019, from 92.9% for the six months ended March 31, 2018.

CAG. Revenue from our CAG segment decreased 49.0%, or $28.1 million. Approximately $27.8 million of this change was due to the wind-down of the Surplus contract. Additionally, the Scrap Contract experienced a lower volume of goods sold, as well as lower commodity prices, partially offset by a change in mix to higher value commodities. The decrease in revenue due to Surplus and Scrap contracts was partially offset by a slight increase in overall sales volume within our CAG Commercial business. GMV from our CAG segment decreased 17.7%, or $17.7 million. The wind-down of the Surplus contract resulted in a decrease of approximately $25.5 million. Also, contributing to the decrease is the lower volume of goods sold, as well as a change to lower value commodities under the Scrap contract, partially offset by a change in mix to higher value commodities resulting in a net decrease of approximately $2.7 million. These overall reductions were partially offset by an increase in GMV of $10.5 million from our CAG Commercial business. Gross profit within the CAG segment decreased 41.8%, or $12.6 million, to $17.5 million for the six months ended March 31, 2019, from $30.1 million for the six months ended March 31, 2018. This decrease can primarily be attributed to the wind-down of the Surplus Contract and lower sales volumes described above. As a percentage of revenue, gross profit increased to 60.0% for the six months ended March 31, 2019 from 52.5% for the six months ended March 31, 2018.

RSCG. Revenue from our RSCG segment increased 33.9%, or $16.1 million, due to increases in revenue from both the purchase and consignment transaction models. GMV from our RSCG segment increased 20.3%, or $13.0 million, due to approximately $14.0 million increases in GMV in purchase transaction model, partially offset by approximately $1.0 million decrease in GMV in consignment transaction models. Gross profit within the RSCG segment increased 42.3%, or $6.5 million for the six months ended March 31, 2019, due to the increases in revenue described above. As a percentage of revenue, gross profit increased to 34.4%, from 32.4%.

Machinio. Machinio was acquired on July 10, 2018. Machinio earns revenue from subscription fees charged to customers for promotional placements on Machinio's search engine.

Corporate & Other. The decrease in revenue of $2.0 million is attributable to a decrease in revenue from IronDirect, due to the decision to exit the business in January 2019. Consequently, GMV from our Corporate & Other segment decreased 81.1%, or $2.0 million, due to lower heavy equipment sales and exit of the business. Gross profit within Corporate & Other increased $0.9 million, attributable to lower cost of goods sold and a $0.6 million inventory reserve recorded in the first quarter of fiscal 2018, which did not occur in the quarter ended March 31, 2019. During the six months ended March 31, 2019, sales were primarily drop ship parts resulting in higher margins and during the six months ended March 31, 2018 sales included equipment and inventory.

Consolidated Results

Cost of goods sold.  Cost of goods sold decreased $6.6 million, or 11.7%, to $49.8 million for the six months ended March 31, 2019, from $56.4 million for the six months ended March 31, 2018. Cost of goods sold decreased approximately $16.1 million due to the wind-down of the Surplus Contract. In addition, cost of goods sold decreased $2.9 million in our IronDirect business due to a lower volume of heavy equipment sales and a decision to exit the business, partially offset by a $2.4 million increase in our CAG Commercial business, and a $9.8 million increase in our RSCG and GovDeals segments, primarily due to increased sales. Also, contributing to the increase is a $0.2 million cost of goods sold attributable to the Machinio segment, which was acquired in July 2018, resulting in a full six months of cost of goods sold that did not occur in the prior year comparable period.

Seller distributions.  Seller distributions decreased $1.8 million, or 25.0%, to $5.4 million for the six months ended March 31, 2019, from $7.2 million for the six months ended March 31, 2018, due to lower sales under our Scrap Contract during the six months ended March 31, 2018.

Technology and operations expenses.  Technology and operations expenses decreased $8.1 million, or 23.8%, to $26.0 million for the six months ended March 31, 2019, from $34.1 million for the six months ended March 31, 2018, due to the loss of the Surplus Contract of approximately $5.4 million, partially offset by approximately $1.1 million increase, attributable to higher labor costs associated with additional sales volume in our RSCG and GovDeals segments. Also, contributing to the decrease is the $2.4 million lower technology labor costs, external contractors' fees and travel costs as a result of completing a certain phase of development of the new LiquidityOne platform as well as lower license fees and other information technology service costs. During the six months ended March 31, 2019 the Company capitalized $1.9 million costs related to the LiquidityOne platform. These costs primarily consisted of technology labor costs.

Sales and marketing expenses.  Sales and marketing expenses increased $1.6 million, or 9.7%, to $18.1 million for the six months ended March 31, 2019, from $16.5 million for the six months ended March 31, 2018, due primarily to a $1.1 million increase within our Machinio segment, which was acquired in July 2018, from a full quarter of sales and marketing expense that did not occur in the prior year quarter. Also contributing to the increase was an increase in marketing labor costs of $1.2 million partially offset by a $0.7 million decrease in marketing and promotion expenditure.

General and administrative expenses.  General and administrative expenses increased $2.1 million, or 13.8%, to $17.3 million for the six months ended March 31, 2019, from $15.2 million for the six months ended March 31, 2018. This is due to an increase in overall staff cost of approximately $1.5 million and corporate overhead expense of $0.6 million. The increase in overall staff cost is attributable to $0.4 million staff cost in our Machinio segment, that did not occur in the prior year comparable six-month period. In addition staff cost increased $1.5 million in our Corporate & Other and RSCG segments, partially offset by a $0.3 million decrease in our CAG and GovDeals segments.

Other operating expenses.  Other operating expenses reflected an expense of approximately $1.6 million in the six months ended March 31, 2019, which consisted of a change in the fair value of our earn-out liability of $1.4 million and approximately $0.2 million primarily due to acquisition and restructuring costs. In the six months ended March 31, 2018, Other operating expense of $1.8 million represented approximately $1.8 million of restructuring cost (for further information, see Note 11 to the Consolidated Financial Statements included in this Report), and a $0.1 million loss on the value of a right we held from our participation in certain principal transactions in the CAG segment, partially offset by $0.1 million of other miscellaneous items.

Interest and other income, net.  Interest and other income, net, reflected income of approximately $0.8 million in the six months ended March 31, 2019, which consisted of approximately $0.8 million of interest income mainly from our short-term investments, and $0.2 million of net periodic pension benefit other than the service cost component of our UK entity's defined benefit pension plan, partially offset by approximately $0.2 million of other miscellaneous expenses. In the six months ended March 31, 2018, Interest and other income, net represented an income of $0.9 million, which consisted of approximately $0.2 million of interest income, $0.2 million of net periodic pension benefit other than the service cost component of our UK entity's defined benefit pension plan, and $0.5 million of other miscellaneous income.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes increased $5.0 million, to a provision of $0.6 million for the six months ended March 31, 2019, from a benefit of $4.4 million for the six months ended March 31, 2018, due to benefits resulting from the new Tax Cut and Jobs Act enacted in fiscal year 2018 and the impact of foreign, state, and local taxes and permanent tax adjustments.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital (including capital used for inventory purchases), which we have funded through cash generated from operations. As of March 31, 2019, we had approximately $33.9 million in cash as well as $30.0 million in short-term investments.

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
We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was approximately $8.9 million as of March 31, 2019. As of March 31, 2019 and September 30, 2018, approximately $11.7 million and $14.4 million, respectively, of cash and cash equivalents was held overseas.
We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.  We did not repurchase shares under this program during the six months ended March 31, 2019 or 2018.  As of March 31, 2019, we may repurchase an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2019 Compared to the Six Months Ended March 31, 2018

Net cash used in operating activities was $11.6 million for the six months ended March 31, 2019, as compared to net cash provided by operating activities of $6.5 million for the six months ended March 31, 2018. The $18.1 million increase in cash used in operations between periods was attributable to changes in working capital primarily from change in accounts receivable, settlement of accounts payable, payables to sellers and purchase of inventory.

Net cash used in investing activities was $13.0 million for the six months ended March 31, 2019, and $0.9 million for the six months ended March 31, 2018.  Net cash used in investing activities for the six months ended March 31, 2019 consisted of the purchase of certificates of deposit in the amount of $30 million, as well as expenditures for capitalized software, purchases of equipment, and leasehold improvements. Net cash used in investing activities for the six months ended March 31, 2018 consisted primarily of expenditures for capitalized software, purchases of equipment, and leasehold improvements.

Net cash provided by financing activities was $0.12 million for the six months ended March 31, 2019 compared to $0.01 million cash provided by financing activities for the six months ended March 31, 2018.  Net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne platform. The timing and volume of capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships, as well as our development of our LiquidityOne platform. We intend to fund those expenditures primarily with cash on hand. Our capital expenditures for the six months ended March 31, 2019 were $3.0 million. As of March 31, 2019, we had no outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. We had no debt as of March 31, 2019, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

During the six months ended March 31, 2019, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 5. Other Information.

The Company and Mr. James M. Rallo, former President, RSCG and CAG, entered into a Severance Agreement and General Release (the “Rallo Agreement”), which agreement will become irrevocable by Mr. Rallo on May 14, 2019.

Pursuant to the terms of the Rallo Agreement, and contingent upon the Rallo Agreement becoming irrevocable, Mr. Rallo will receive a severance package including, among other things:

(i)
a lump-sum cash payment of $485,118, which represents Mr. Rallo’s full base salary plus an amount equal to the average of the actual annual incentive bonuses paid to him during the previous two fiscal years, which lump-sum payment will be reduced for applicable taxes and withholdings;

(ii)	payment of $50,815, representing the aggregate amount of paid time-off accrued through the Termination Date, which payment will be reduced for applicable taxes and withholdings;

(iii)	reimbursement for business expenses reasonably incurred prior to the Termination Date;

(iv)	future reimbursement of up to $9,792, representing Executive’s cost for COBRA for the period from May 1, 2019 to the earlier of the date that Executive finds employment or December 31, 2019; and

(v)	comprehensive executive outplacement assistance through a third-party provider.

Mr. Rallo may exercise his unexercised and vested options to purchase Company common stock issued under the Company’s 2006 Omnibus Long-Term Incentive Plan (the “Plan”) for the twelve-month period following April 23, 2019, Mr. Rallo’s termination date.  Mr. Rallo’s unvested equity grants terminated as of the termination date.

The Rallo Agreement also (i) reaffirms the effectiveness of the Employment Agreement Regarding Confidentiality, Intellectual Property, and Competitive Activities, made by and between Mr. Rallo and the Company, dated as of February 22, 2005 and (ii) includes Mr. Rallo’s agreement to release the Company from all liability in connection with his employment with and separation from the Company.

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

3.2	Amended and Restated Bylaws dated August 2, 2016,incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on 10-Q, filed with SEC on August 4, 2016.
10.1	Severance Agreement and General Release, dated May 6, 2019, by and between James M. Rallo and the Company
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

May 8, 2019	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

May 8, 2019	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

May 8, 2019	By:	/s/ Samuel M. Guzman, Jr.
Samuel M. Guzman, Jr.
Vice President and Chief Accounting Officer