Form 10-Q
period 2019-06-30
LIQUIDITY SERVICES INC
filed 2019-08-01
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of July 30, 2019 was 33,651,086.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	June 30, 2019	September 30, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,414	$58,448
Short-term investments	30,000	20,000
Accounts receivable, net of allowance for doubtful accounts of $347 and $337 at June 30, 2019 and September 30, 2018, respectively	5,742	4,870
Inventory, net	8,891	10,122
Prepaid taxes and tax refund receivable	1,673	1,727
Prepaid expenses and other current assets	8,129	7,816
Total current assets	90,849	102,983
Property and equipment, net of accumulated depreciation of $13,254 and $11,078 at June 30, 2019 and September 30, 2018, respectively	18,589	16,610
Intangible assets, net	6,377	7,366
Goodwill	59,685	59,819
Deferred tax assets	869	930
Other assets	14,299	14,124
Total assets	$190,668	$201,832
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,289	$13,859
Accrued expenses and other current liabilities	24,390	21,373
Distributions payable	1,827	2,128
Deferred revenue	3,185	2,142
Payables to sellers	24,840	28,969
Total current liabilities	67,531	68,471
Deferred taxes and other long-term liabilities	2,024	3,707
Total liabilities	69,555	72,178
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,498,078 shares issued and outstanding at June 30, 2019; 32,774,118 shares issued and outstanding at September 30, 2018	33	33
Additional paid-in capital	241,361	236,115
Accumulated other comprehensive loss	(6,933)	(6,449)
Accumulated deficit	(113,348)	(100,045)
Total stockholders’ equity	121,113	129,654
Total liabilities and stockholders’ equity	$190,668	$201,832

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Revenue	$36,388	$32,080	$109,478	$115,464
Fee revenue	20,494	18,489	58,257	56,345
Total revenue	56,882	50,569	167,735	171,809
Costs and expenses from operations:
Cost of goods sold (exclusive of depreciation and amortization)	25,337	19,489	75,100	75,847
Seller distributions	2,994	3,936	8,393	11,107
Technology and operations	12,145	13,663	38,098	47,718
Sales and marketing	8,771	8,386	26,887	24,921
General and administrative	8,959	6,847	26,217	22,056
Depreciation and amortization	1,206	1,020	3,575	3,375
Other operating expenses	2,031	452	3,586	2,222
Total costs and expenses	61,443	53,793	181,856	187,246
Loss from operations	(4,561)	(3,224)	(14,121)	(15,437)
Interest and other income, net	(454)	(131)	(1,224)	(1,041)
Loss before provision (benefit) for income taxes	(4,107)	(3,093)	(12,897)	(14,396)
Provision (benefit) for income taxes	542	612	1,136	(3,824)
Net loss	$(4,649)	$(3,705)	$(14,033)	$(10,572)
Basic and diluted loss per common share	$(0.14)	$(0.12)	$(0.43)	$(0.33)
Basic and diluted weighted average shares outstanding	33,164,750	32,104,368	32,986,040	31,984,222

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)
Net loss	$(4,649)	$(3,705)	$(14,033)	$(10,572)
Other comprehensive income (loss):
Foreign currency translation	(255)	(748)	(484)	(764)
Other comprehensive income (loss)	(255)	(748)	(484)	(764)
Comprehensive loss	$(4,904)	$(4,453)	$(14,517)	$(11,336)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2018	32,774,118	$33	$236,115	$(6,449)	$(100,045)	$129,654
Cumulative adjustment related to adoption of ASC 606 (Note 2)	—	—	—	—	730	730
Net loss	—	—	—	—	(5,022)	(5,022)
Exercise of common stock options and vesting of restricted stock	409,060	—	8	—	—	8
Compensation expense from grants of common stock options and restricted stock	—	—	1,556	—	—	1,556
Foreign currency translation	—	—	—	(427)	—	(427)
Balance at December 31, 2018	33,183,178	$33	$237,679	$(6,876)	$(104,337)	$126,499
Net loss	—	—	—	—	(4,362)	(4,362)
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	197,642	—	116	—	—	116
Compensation expense from grants of common stock options and restricted stock	—	—	2,011	—	—	2,011
Forfeiture of restricted stock awards	(33,163)	—	—	—	—	—
Foreign currency translation and other	—	—	—	198	3	201
Balance at March 31, 2019	33,347,657	$33	$239,806	$(6,678)	$(108,696)	$124,465
Net loss	—	—	—	—	(4,649)	(4,649)
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	150,421	—	5	—	—	5
Compensation expense from grants of common stock options and restricted stock	—	—	1,550	—	—	1,550
Foreign currency translation and other	—	—	—	(255)	(3)	(258)
Balance at June 30, 2019	33,498,078	$33	$241,361	$(6,933)	$(113,348)	$121,113

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended June 30,
	2019	2018
	(Unaudited)
Operating activities
Net loss	$(14,033)	$(10,572)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,575	3,375
Stock compensation expense	5,138	4,134
Provision for inventory allowance	—	2,092
Provision for doubtful accounts	184	191
Deferred tax provision (benefit)	81	(4,814)
Gain on disposal of property and equipment	20	(489)
Change in fair value of financial instruments	—	90
Change in fair value of earnout liability	2,300	—
Changes in operating assets and liabilities:
Accounts receivable	(1,056)	5,551
Inventory	1,231	5,847
Prepaid and deferred taxes	47	197
Prepaid expenses and other assets	244	1,938
Accounts payable	(570)	3,165
Accrued expenses and other current liabilities	(777)	(12,149)
Distributions payable	(301)	(842)
Deferred revenue	1,043	—
Payables to sellers	(4,129)	4,542
Other liabilities	(222)	(664)
Net cash (used in) provided by operating activities	(7,225)	1,592
Investing activities
Increase in intangibles	(20)	(23)
Purchases of property and equipment, including capitalized software	(4,784)	(2,697)
Proceeds from sales of property and equipment	112	828
Purchases of short-term investments	(50,000)	(10,000)
Maturities of short-term investments	40,000	—
Net cash used in investing activities	(14,692)	(11,892)
Financing activities
Proceeds from exercise of common stock options	129	12
Net cash provided by financing activities	129	12
Effect of exchange rate differences on cash and cash equivalents	(246)	(649)
Net (decrease) increase in cash and cash equivalents	(22,034)	(10,937)
Cash and cash equivalents at beginning of period	58,448	94,348
Cash and cash equivalents at end of period	$36,414	$83,411
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$872	$800

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.	Organization

Liquidity Services, Inc. (the Company) operates a network of ecommerce marketplaces that enable Buyers and Sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional Buyers access to a global, organized supply of new, surplus and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables corporate and government Sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation and sale of surplus assets. The Company provides a broad range of fully-managed service offerings that include program management, valuation, asset management, reconciliation, returns process management, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, Buyer support, compliance and risk mitigation, as well as self-directed service offerings. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.liquidation.com, www.direct.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.auctiondeals.com. The Company also operates a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals and Machinio. See Note 13 in the Notes to the Consolidated Financial Statements for Segment Information.

On July 10, 2018, the Company acquired 100% of Machinio Corp. (Machinio), a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. The consideration paid to the sellers was $16.7 million in net cash, equity consideration of $2.0 million, and contingent consideration payable in 2020 in an amount up to $5.0 million.

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

2.	Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2019 or for any future period.

Revenue Recognition

In the Consolidated Statements of Operations, revenue from the resale of inventory that the Company purchases from Sellers is recognized within Revenue. Commission fees from the sale of inventory that the Company sells on a consignment basis and other non-consignment fee revenue, which is made up of subscription fee and service revenue from the Surplus Contract (defined below) in the prior year, is recognized within Fee Revenue.

The Company adopted the Financial Accounting Standard Board's (FASB) Accounting Standards Codification (ASC) Topic 606, Revenue from Contracts with Customers (ASC 606) effective October 1, 2018. As a result of adopting ASC 606, there have been significant changes to the Company's revenue recognition policy from the policy disclosed in Note 2-Summary of Significant Accounting Polices in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. These changes are described below.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The Company recognizes revenue when or as performance obligations are satisfied and control is transferred to the customer. Revenue is recognized in the amount that reflects the consideration to which the Company expects to be entitled.

Revenue is also evaluated to determine whether the Company should report the gross proceeds as revenue, when the Company acts as the principal in the arrangement, or the Company should report its revenue on a net basis, when the Company acts as an agent. Specifically, when other parties are involved in providing goods or services to a customer, the Company must determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself, or to arrange for another party to provide them. The Company evaluates the following factors to determine if it is acting as a principal: (1) whether the Company is primarily responsible for fulfilling the promise to provide the asset or assets; (2) whether the Company has inventory risk of the asset or assets before they are transferred to the Buyer; and (3) whether the Company has discretion in establishing the price for the asset or assets.

The Company enters into contracts with Buyers and Sellers. The Company has master agreements with some Sellers pertaining to the sale of a flow of surplus assets over the term of the master agreement, however; a contract for accounting purposes exists when the Company agrees to sell a specific asset or assets. When acting as a principal (a “purchase” arrangement), the Company purchases an asset or assets from a Seller and then the Company seeks to sell the asset or assets to a Buyer. The Company recognizes as Revenue the gross proceeds from the sale, including Buyer's premiums. In purchase arrangements, the contract with the Seller is not a contract in the scope of the revenue recognition guidance; rather, it is a purchase of inventory. When the Company is acting as an agent (a “consignment” arrangement), its performance obligation is to arrange for the Seller to sell an asset or assets to the Buyer directly. The Company recognizes Fee Revenue based on the sales commissions that are paid to the Company by the Sellers for utilizing the Company's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the Seller pays to the Company upon completion of the transaction.

In both purchase and consignment contracts, the Company sometimes provides distinct services to the Seller, such as returns management or refurbishment of assets. These services are distinct because the Seller could benefit from the services separately from the asset sale, and as such they are treated as separate performance obligations. Some services provided to Sellers are not distinct, like providing access to the Company’s e-commerce marketplaces or promoting the asset or assets for sale, because they could not benefit the Seller separately from the sale of the asset or assets.

The consideration received from Buyers and Sellers includes (1) Buyer’s premiums, (2) Seller’s commissions, and (3) fees for services, including reimbursed expenses. Consideration is variable based on units, final auction prices, or other factors, until the Buyer’s purchase of the asset or assets is complete, or the service has been provided. Recognition of variable consideration that is based on the results of auctions or purchases by Buyers is constrained until those transactions have been finalized. The Company estimates and recognizes amounts related to sales returns, discounts or rebates promised to customers, and reimbursed expenses. The total transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the performance obligation is satisfied. Variable consideration is allocated to individual performance obligations when the variable consideration is related to satisfying that performance obligation and consistent with the allocation objective. The Company's revenue is generally recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet-based payment system, as methods of payments. Goods are generally not shipped before payment is received. For certain transactions, payment is due upon invoice and the payment terms vary depending on the business segment.

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

For the Company's Machinio business segment, the performance obligation is satisfied over time as the Company provides the sales listing services over the term of the subscription. At June 30, 2019, the Machinio business segment had a remaining

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

performance obligation of $3.2 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.

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

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a Seller. The contract asset balance was $0.7 million as of October 1, 2018 and $0.4 million as of June 30, 2019 and is included in the line item Prepaid expenses and other current assets on the consolidated balance sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $2.1 million as of October 1, 2018, and $3.2 million as of June 30, 2019 and is included in the line item Deferred revenue on the consolidated balance sheets. Of the October 1, 2018 contract liability balance, $1.9 million was earned as Fee Revenue during the nine months ended June 30, 2019.

Contract Costs

Contract costs relate to sales commissions paid on consignment contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $0.1 million as of October 1, 2018 and $0.4 million as of June 30, 2019 and is included in the line item Prepaid expenses and other current assets and Other assets on the consolidated balance sheet. Amortization expense was immaterial during the three and nine months ended June 30, 2019.

Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company, with principal payments due annually on each September 30. Of the $12.3 million, $4.0 million has been repaid as of June 30, 2019. Of the remaining $8.3 million, $6.3 million is recorded on the consolidated balance sheet in Other assets, and $2.0 million in Prepaid expenses and other current assets as of June 30, 2019 based on the scheduled repayment dates.

Risk Associated with Certain Concentrations

The Company does not perform credit evaluations for the majority of its Buyers. However, most sales are recorded subsequent to payment authorization being received. As a result, the Company is not subject to significant collection risk, as most goods are not shipped before payment is received.

For consignment sales transactions, funds are typically collected from Buyers and are held by the Company on the Sellers' behalf. The funds are included in Cash and cash equivalents in the Consolidated Balance Sheets. The Company releases the funds to the Seller, less the Company's commission and other fees due, after the Buyer has accepted the goods or within 30 days, depending on the state where the Buyer and Seller conduct business. The amount of cash held on behalf of Sellers is recorded within Payables to sellers on the consolidated balance sheets.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks over FDIC limits, certificates of deposit, and accounts receivable. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

During the nine months ended June 30, 2019, the Company had one material vendor contract with the Department of Defense (DoD) under which it acquired, managed and sold government property: the Scrap Contract. Revenue from the sale of property

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

acquired under the Scrap Contract accounted for 8.2% and 12.1% of the Company's consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and for 7.8% and 10.0% of the Company's consolidated revenue for the nine months ended June 30, 2019 and 2018, respectively. This contract is included within the Company's CAG segment. On June 10, 2019, the DoD informed the Company that the option periods in the Scrap Contract would not be exercised and instructed the Company to commence the phase-out period as of that date. The Scrap Contract will conclude on September 30, 2019. See Note 3, Significant Contracts, for information related to the Company's prior significant Surplus Contact with the DoD, which was wound down in fiscal 2018.

Additionally, the Company has a vendor contract with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. Transactions under this contract represented 41.6% and 41.0% of cost of goods sold for the three months ended June 30, 2019 and 2018, respectively, and 43.9% and 28.5% of cost of goods sold for the nine months ended June 30, 2019 and 2018, respectively. This contract is included within the Company's RSCG segment.

Earnings per Share

The Company calculates net income (loss) per share in accordance with FASB Topic 260 Earnings Per Share (ASC 260). Under ASC 260, basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. The weighted average number of shares of common stock outstanding includes vested restricted stock units. Diluted net income (loss) per share reflects the potential dilution that could occur assuming conversion or exercise of all dilutive unexercised stock options and unvested restricted stock units. The dilutive effect of unexercised stock options and unvested restricted stock units was determined using the treasury stock method. Under the treasury stock method, the proceeds received from the exercise of stock options and the amount of compensation cost for future service not yet recognized by the Company are assumed to be used to repurchase shares of the Company’s common stock. Stock options and restricted stock units are not included in the computation of diluted net income (loss) per share when they are antidilutive.

For the three and nine months ended June 30, 2019 and 2018, the basic and diluted weighted average common shares were the same because the inclusion of dilutive securities in the computation of diluted net income would have been anti-dilutive. See Note 7 for the amounts of outstanding stock options, restricted stock awards and restricted stock units that could potentially dilute net income (loss) per share in the future.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The impact of adopting ASC 606 on the Company’s consolidated statement of operations and the consolidated balance sheet for the period ended June 30, 2019 was as follows (in thousands):

	Three months ended June 30, 2019			Nine months ended June 30, 2019
	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Consolidated statement of operations:
Fee revenue	$20,494	$20,801	$(307)	$58,257	$58,558	$(301)

	June 30, 2019
	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Consolidated balance sheet:
Prepaid expenses and other current assets	$8,129	$7,603	$526
Other assets	$14,299	$14,026	$273
Accumulated deficit	$(113,348)	$(112,549)	$(799)

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting. ASU 2017-09 provides guidance about which changes to terms or conditions of share-based payment awards require the application of modification accounting in Topic 718, Compensation - Stock Compensation. The ASU was adopted on October 1, 2018 and the Company will apply the guidance in ASU 2017-09 on a prospective basis to its award modifications. The adoption of this ASU has not had a material impact on the Company's consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The adoption of ASU 2017-07 on October 1, 2018, using the retrospective method, did not have a material impact on the Company's consolidated financial statements. As a result of adopting this standard $84 thousand and $265 thousand for three and nine months ended June 30, 2018, respectively, were reclassified in the consolidated statement of operations from General and administrative, a component of loss from operations, to Interest and other income, net, which is outside of loss from operations.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business. ASU 2017-01 clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The ASU was adopted on October 1, 2018 and the Company will apply the guidance on a prospective basis when entering into acquisitions of assets or businesses. The adoption of this ASU has not had a material impact on the Company's consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. The ASU requires companies to recognize the income tax effects of intercompany sales or transfers of assets, other than inventory, in the income statement as income tax expense (or benefit) in the period the sale or transfer occurs. The exception to recognizing the income tax effects of intercompany sales or transfers of assets remains in place for intercompany inventory sales and transfers. The adoption of the ASU on October 1, 2018 did not have a material impact on the Company’s consolidated statement of operations.

In 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments and ASU 2016-18, Restricted Cash. These ASUs clarify how entities should classify certain cash receipts and cash payments on the statement of cash flows and requires that the statement of cash flows explain the change during the period in the total cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. These standards were adopted on October 1, 2018 on a retrospective basis and there was no impact on the Company's consolidated statement of cash flows.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Accounting Standards Not Yet Adopted

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU will become effective for the Company beginning October 1, 2020. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. The ASU amends the existing accounting standard for defined benefit plans by removing, modifying, and adding certain disclosures, and will become effective for the Company beginning October 1, 2021 with early adoption permitted. The Company has evaluated the potential impact of this ASU on its Defined Benefit Pension Plan disclosures. The primary impact of this ASU relates to the disclosure of significant gains and losses resulting from changes in the benefit obligation or plan assets during the period. If significant changes are noted, and they result from changes that are not otherwise apparent from the other required disclosures (e.g. changes resulting from discount rates are already required to be disclosed), the Company will provide qualitative explanations for those changes. The Company plans to early adopt this ASU in its annual financial statements for the year-ended September 30, 2019.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements. The ASU amends the existing accounting standard for fair value measurement by removing, modifying, and adding certain disclosures, and will become effective for the Company beginning October 1, 2020 with early adoption permitted. The Company has evaluated the potential impact of this ASU on its Fair Value Measurement disclosures. The primary impact of this ASU is a clarification that the measurement uncertainty disclosure related to Level 3 inputs is intended to communicate information about such uncertainty as of the reporting date, rather than sensitivity to potential future changes in those inputs. The Company plans to early adopt this ASU in its annual financial statements for the year-ended September 30, 2019.

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting. The ASU amends the existing accounting standards for share-based payments to nonemployees, and applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in its own operation by issuing share-based payment awards. Additionally, the ASU clarifies that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with selling goods or services to customers as part of a contract accounted under ASC 606. The ASU will become effective for the Company beginning October 1, 2019. As of June 30, 2019, the only nonemployees that have received awards are the nonemployee members of the Company's Board of Directors. However, as these awards represent compensation solely for their roles as Directors, the Directors are considered to be employees under Topic 718. As a result, no impact is expected from the adoption of this ASU.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The ASU allows entities to elect to classify from accumulated other comprehensive income (loss) to retained earnings stranded tax effects resulting from the Tax Cuts and Jobs Act (the "Tax Act") enacted on December 22, 2017. An entity that does not elect to reclassify the income tax effects of the Tax Act shall disclose in the period of adoption a statement that the election was not made. The ASU will become effective for the Company beginning on October 1, 2019. The Company is currently evaluating whether it will elect to reclassify the income tax effects of the Tax Act from accumulated other comprehensive income to retained earnings.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The ASU requires an entity to perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity is required to recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds the reporting unit's fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity is required to consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This guidance will become effective for the Company beginning on October 1, 2020. The Company plans to early adopt this ASU and apply it to the Company's annual impairment assessment to be performed in its fiscal fourth quarter of 2019. An impact of adoption will only be noted to the extent that the annual impairment assessment results in a reporting unit whose carrying amount exceeds its fair value.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2020, and will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts Receivable, Short-term Investments, and Promissory Note. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASC 842. ASC 842, including all amendments and related guidance, will change the way the Company recognizes its leased assets. It will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASC 842 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for the Company beginning on October 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into, after either the adoption date or the beginning of the earliest comparative period presented in the financial statements. The Company is in the process of aggregating its worldwide lease portfolio, and has identified a software solution to use in its adoption of ASC 842 and for its subsequent lease accounting requirements. In its adoption of ASU 842, the Company will not adjust its comparative periods. In addition, the Company will elect to use the package of practical expedients offered by ASC 842, which will permit the Company to not reassess whether a contract is or contains a lease, lease classification, or initial direct costs. The Company will not apply hindsight when determining the lease term. For all of its asset classes, the Company will account for both lease and nonlease components as a single component and account for it as a lease, and the Company will not recognize right-of-use assets or lease liabilities for its short-term leases. The Company will use incremental borrowing rates that are consistent with the lease term determined at the lease's commencement. The adoption of ASC 842 will result in the recognition of right-of-use assets and lease liabilities on the Company's consolidated balance sheets, and will require the Company to make quantitative and qualitative disclosures about its leases. Additional impacts, which may be material, may be identified as the Company completes its adoption process.

3.	Significant Contracts
Historically, the Company had two material vendor contracts with the DoD: the Scrap Contract and the Surplus Contract.
Under the Scrap Contract, the Company is the remarketer of all DoD non-electronic scrap turned into the Defense Logistics Agency (DLA) available for sale within the United States, Puerto Rico, and Guam.
The current Scrap Contract was awarded to the Company in April 2016. The Scrap Contract has a 36-month base term that commenced in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. The Company pays a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bears all of the costs for the sorting, merchandising and sale of the property. On June 10, 2019, the DoD informed the Company that the option periods in the Scrap Contract would not be exercised and instructed the Company to commence the phase-out period as of that date. The Scrap Contract will conclude on September 30, 2019.

Revenue from the Scrap Contract accounted for 8.2% and 12.1% of the Company's consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and 7.8% and 10.0% of the Company's consolidated revenue for the nine months ended June 30, 2019 and 2018, respectively.

The Surplus Contract was a competitive-bid contract under which the Company acquired, managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items determined by the DoD to be no longer needed and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract required the Company to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value.

On October 11, 2017, the DLA published a Request for Technical Proposal (RFTP) and draft Invitation for Bid (IFB) for the sale of surplus, useable non-rolling stock property. The RFTP and IFB related to the DLA’s award of two new term surplus contracts. On December 5, 2017, the DLA determined that the Company was not the high bidder for either of the two contracts. The Company made its final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018, had completed its wind-down of operations under the Surplus Contract.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Revenue from the Surplus Contract accounted for zero and 0.2% of the Company's consolidated revenue for the three months ended June 30, 2019 and 2018, respectively, and zero and 16.2% of the Company's consolidated revenue for the nine months ended June 30, 2019 and 2018, respectively.

4.    Goodwill

The goodwill of acquired companies is primarily related to the acquisition of an experienced and knowledgeable workforce. The following table presents changes in the carrying amount of goodwill by reportable segment:

Goodwill (in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2017	$21,657	$23,731	$—	$45,388
Business acquisition	—	—	14,558	14,558
Translation adjustments	(127)	—	—	(127)
Balance at September 30, 2018	$21,530	$23,731	$14,558	$59,819
Translation adjustments	(134)	—	—	(134)
Balance at June 30, 2019	$21,396	$23,731	$14,558	$59,685

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required performing a step one evaluation during the nine months ended June 30, 2019.

5.    Intangible Assets

The components of identifiable intangible assets as of June 30, 2019 and September 30, 2018 are as follows:

		June 30, 2019			September 30, 2018
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(dollars in thousands)
Contract intangibles	6	$3,100	$(516)	$2,584	$3,100	$(129)	$2,971
Technology	5	2,700	(540)	2,160	2,700	(135)	2,565
Patent and trademarks	3 - 10	2,346	(713)	1,633	2,269	(439)	1,830
Total intangible assets		$8,146	$(1,769)	$6,377	$8,069	$(703)	$7,366

Future expected amortization of intangible assets at June 30, 2019 is as follows:

Future Amortization
Years ending September 30,	(in thousands)
Remaining three months of 2019	$336
2020	1,342
2021	1,334
2022	1,321
2023	1,177
2024 and thereafter	867
Total	$6,377

Intangible assets amortization expense was $336 thousand and $20 thousand for the three months ended June 30, 2019 and 2018, and $1.01 million and $100 thousand for the nine months ended June 30, 2019 and 2018, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

6.	Income Taxes

On December 22, 2017, the Tax Act was signed into law. The Tax Act reduced the corporate tax rate from 35% to 21%. During the three months ending December 31, 2017, the Company revised its estimated annual effective tax rate to reflect this change in the statutory rate. The rate change was administratively effective at the beginning of the Company's 2018 fiscal year, using a blended rate of 24.5%. At September 30, 2018, the Company had not yet completed its accounting for the tax effects of the Tax Act; however, the Company recorded a provisional benefit of $10.7 million in 2018 for the remeasurement of its deferred tax balance and recognition of the realizability of its deferred tax assets. During the three months ended December 31, 2018, the Company completed its accounting for the tax effects of the Tax Act and determined no change to the amount recorded in fiscal year 2018 was required.

The international provisions of the Tax Act establish a territorial tax system and subject certain foreign earnings on which U.S. tax is currently deferred to a one-time transition tax. During the three months ended December 31, 2018, the Company completed its analysis of foreign earnings and profits and determined that no one-time transition tax was due. As a result, the Company has not recorded any amount in its financial statements for fiscal year 2018 or the nine months ended June 30, 2019 for such transition tax.

The Tax Act subjects a U.S. shareholder to a minimum tax on “global intangible low-taxed income” (“GILTI”) earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as an expense in the period the tax is incurred.

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first nine months of fiscal year 2019 and its corresponding effective tax rate is (7.9)% before discrete items of $0.1 million related to foreign taxes. Tax expense in the nine months ended June 30, 2019 is due to state and foreign taxes paid. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC Topic 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the three months ended June 30, 2019, the Company recorded a $0.1 million tax charge for unrecognized tax benefits related to foreign tax exposures. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of June 30, 2019, none of the Company's federal or state income tax returns are under examination. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2015 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2015 may be adjusted upon examination by tax authorities if they are utilized.

7.	Stockholders’ Equity

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The changes in stockholders’ equity for the prior year comparable period is as follows (in thousands):

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2017	31,503,349	$29	$227,264	$(6,431)	$(88,226)	$132,636
Cumulative adjustment related to adoption of ASU 2016-09	—	—	100	—	(207)	(107)
Net loss	—	—	—	—	(1,212)	(1,212)
Exercise of common stock options and vesting of restricted stock	386,330	—	—	—	—	—
Compensation expense from grants of common stock options and restricted stock	—	—	1,262	—	—	1,262
Foreign currency translation and other	—	—	—	(51)	(6)	(57)
Balance at December 31, 2017	31,889,679	$29	$228,626	$(6,482)	$(89,651)	$132,522
Net loss	—	—	—	—	(5,655)	(5,655)
Exercise of common stock options and vesting of restricted stock	103,398	—	12	—	—	12
Compensation expense from grants of common stock options and restricted stock	—	—	1,212	—	—	1,212
Foreign currency translation and other	—	—	—	34	12	46
Balance at March 31, 2018	31,993,077	$29	$229,850	$(6,448)	$(95,294)	$128,137
Net loss	—	—	—	—	(3,705)	(3,705)
Exercise of common stock options and vesting of restricted stock	116,654	—	—	—	—	—
Compensation expense from grants of common stock options and restricted stock	—	—	1,477	—	—	1,477
Foreign currency translation and other	—	—	—	(747)	159	(588)
Balance at June 30, 2018	32,109,731	$29	$231,327	$(7,195)	$(98,840)	$125,321

2006 Omnibus Long-Term Incentive Plan

Under the 2006 Omnibus Long-Term Incentive Plan, as amended (the 2006 Plan), 13,000,000 shares of common stock were available for issuance as of September 30, 2016. On February 23, 2017, at the Company's annual meeting of stockholders, the stockholders approved amendments to the 2006 Plan to increase the number of shares available for issuance under the 2006 Plan by 3,300,000, to a total of 16,300,000 shares. The 2006 Plan has a fungible share pool so that awards other than options or stock appreciation rights granted are counted as 1.5 shares from the shares reserved for issuance.

The maximum number of shares subject to options or stock appreciation rights that can be awarded under the 2006 Plan to any person is 1,000,000 per year. The maximum number of shares that can be awarded under the 2006 Plan to any person, other than pursuant to an option or stock appreciation right, is 700,000 per year.

Stock-based Compensation Expense

Stock-based compensation expense was $5.14 million for the nine months ended June 30, 2019, which included $5.12 million related to stock options and restricted stock and $20 thousand related to cash-settled stock appreciation rights.

Stock Options and Restricted Stock

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table presents the number of stock options and shares of restricted stock granted to employees under the Company's 2006 Plan and the grant date fair value of those stock awards for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Stock options:
Time-based	70,100	—	563,066	233,346
Weighted average grant date fair value	$2.87	$—	$2.71	$2.00

Market-based and performance-based	70,100	—	551,250	318,780
Weighted average grant date fair value	$2.87	$—	$2.69	$1.59

Restricted stock:
Time-based	48,400	20,000	250,128	271,221
Weighted average grant date fair value	$6.58	$6.50	$6.72	$6.64

Market-based and performance-based	48,400	—	178,600	246,340
Weighted average grant date fair value	$4.56	$—	$5.36	$6.53

Stock options and restricted stock generally vest over four years. The market-based options and restricted stock units issued in fiscal year 2019 will vest in installments based on the total shareholder return of the Company's common stock over a four-year performance period. The performance-based restricted stock awards will vest in installments based on achievement of certain annual revenue and adjusted EBITDA targets through calendar year 2021, in each case, subject to each recipient's continued employment with the Company.

In determining the fair value for stock options, volatility rates over the last three years have ranged from 49.71% to 54.93%, the dividend rate has been 0%, and risk-free interest rates have ranged from 1.65% to 2.78%.

Cash-Settled Stock Appreciation Rights

The Company issues cash-settled stock appreciation rights to non-executives with restrictions that lapse upon either the passage of time (service vesting), achievement of performance targets (performance vesting), achievement of market conditions (market vesting) or some combination of these conditions. The stock appreciation rights that include only service vesting conditions generally vest over a period of one- to four-years conditioned on continued employment for the incentive period. For performance vesting, stock appreciation rights generally vest and pay out on the achievement of financial metrics over a four-year period conditioned on continued employment for the incentive period. Cash-settled stock appreciation rights are recorded as liability awards.

The Company did not issue any cash-settled stock appreciation rights during the three months ended June 30, 2019. During the nine months ended June 30, 2019, the Company issued 95,000 cash-settled stock appreciation rights at an exercise price of $6.11. During the three months ended June 30, 2019, 7,954 cash-settled stock appreciation rights were exercised and 15,273 cash-settled stock appreciation rights were canceled. During the nine months ended June 30, 2019, 109,124 cash-settled stock appreciation rights were exercised and 403,321 cash-settled stock appreciation rights were canceled. As of June 30, 2019, 516,760 cash-settled stock appreciation rights were outstanding.

During the comparable three- and nine-month period in fiscal year 2018, the Company did not issue any cash-settled stock appreciation rights. During the three months ended June 30, 2018, 4,082 cash-settled stock appreciation rights were exercised and 85,756 cash-settled stock appreciation rights were canceled. During the nine months ended June 30, 2018, 87,084 cash-settled stock appreciation rights were exercised and 358,660 cash-settled stock appreciation rights were canceled. As of June 30, 2018, 1,007,889 cash-settled stock appreciation rights were outstanding.

Share Repurchase Program

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Company's Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using available cash. The Company's Board of Directors reviews the share repurchase program from time to time, with the last such review occurring in May 2016. The Company did not repurchase shares under this program during the nine months ended June 30, 2019 or 2018. As of June 30, 2019, the Company has $10.1 million of remaining authorization to repurchase shares under this program.

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

During the year ended September 30, 2018, as a result of the acquisition of Machinio, the Company recorded contingent consideration which is measured at fair value (Level 3) at June 30, 2019 and September 30, 2018. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The simulation estimated Machinio's EBITDA over the calendar year 2019 earn-out period using a market-based volatility factor and market interest rates resulting in an average EBITDA. A present value factor was applied based on the expected settlement date of the contingent consideration. The liability for this consideration is included in Accrued expenses and other current liabilities in the consolidated balance sheets as of June 30, 2019, and in Deferred taxes and other long-term liabilities as of September 30, 2018, as the earn-out is expected to settle prior to the end of the third quarter of fiscal 2020.

The changes in the earn-out liability and financial assets measured at fair value using Level 3 inputs to determine fair value for the nine months ended June 30, 2019 are as follows (in thousands):

Contingent Consideration

Balance at September 30, 2018	$1,300
Settlements	—
Change in fair value	2,300
Balance at June 30, 2019	$3,600

The increase in the fair value of the earn-out liability is primarily due to an increase in Machinio's estimated EBITDA over the earn out period, which was the result of Machinio's realized EBITDA for the six months ended June 30, 2019 exceeding the previous estimate. Secondary factors for the increase in fair value relate to the present value factor, which was impacted by the shorter period remaining until the earn out payment date, as well as a change in market conditions that reduced interest rates and the weighted average cost of capital.

During the nine months ended June 30, 2018, the Company had financial assets measured at fair value (Level 3) that represented the value of rights the Company held from its participation in certain principal transactions in the Company's commercial business. The Company no longer held these assets at September 30, 2018.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Financial Instruments

Balance at September 30, 2017	$491
Settlements	(401)
Change in fair value	(90)
Balance at June 30, 2018	$—

When valuing its Level 3 liability, management’s estimation of fair value is based on the best information available in the circumstances and may incorporate management's own assumptions around market demand which could involve a level of judgment, taking into consideration a combination of internal and external factors. Changes in the fair value of the Company's Level 3 assets and liabilities are recorded in Other operating expenses in the consolidated statements of operations.

The Company also has investments of $30 million and $20 million at June 30, 2019 and September 30, 2018, respectively, in certificates of deposit with maturities of six months or less, and interest rates between 2.5% and 2.6%. These assets were measured at fair value at June 30, 2019 and September 30, 2018 and were classified as Level 1 assets within the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), accounts receivable, a promissory note and accounts payable. The Company believes the carrying values of these instruments approximate fair value.

At June 30, 2019 and September 30, 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9.	Defined Benefit Pension Plan

Certain employees of Liquidity Services UK Limited (GoIndustry), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (HB Pension Fund), a qualified defined benefit pension plan.

The net periodic benefit recognized for the three and nine months ended June 30, 2019 and 2018 included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
Qualified Defined Benefit Pension Plan	2019	2018	2019	2018
	(dollars in thousands)
Service cost	$—	$—	$—	$—
Interest cost	136	158	446	493
Expected return on plan assets	(222)	(242)	(695)	(750)
Settlement cost	—	—	—	(8)
Total net periodic (benefit)	$(86)	$(84)	$(249)	$(265)

As a result of the adoption of ASU 2017-07, the components of net periodic benefit other than the service cost component are recorded in Interest and other income, net in the consolidated statements of operations.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

10.    Guarantees

During the second quarter of 2015, the Company issued a guarantee to GoIndustry and the Trustees of the HB Pension Fund. Under the arrangement, the Company irrevocably and unconditionally (a) guarantees to the Trustees punctual performance by GoIndustry of all its Guaranteed Obligations, defined as all present and future obligations and liabilities (whether actual or contingent and whether owed jointly or severally in any capacity whatsoever) of the Company to make payments to the HB Pension Fund up to a maximum of 10 million British pounds, (b) undertakes with the Trustees that, whenever GoIndustry does not pay any amount when due in respect of its Guaranteed Obligations, it must immediately on demand by the Trustees pay that amount as if it were the principal obligor; and (c) indemnifies the Trustees as an independent and primary obligation immediately on demand against any cost, charge, expense, loss or liability suffered or incurred by the Trustees if any payment obligation guaranteed by it is or becomes unenforceable, invalid or illegal; the amount of the cost, charge, expense, loss or liability under this indemnity will be equal to the amount the Trustees would otherwise have been entitled to recover on the basis of a guarantee. The guarantee is a continuing guarantee that will extend to the ultimate balance of all sums payable by the Company in respect of its Guaranteed Obligations. As of June 30, 2019 and September 30, 2018, the Company's plan was in an overfunded status as the plan's assets exceeded the plan liabilities. The funded status of the HB Pension Fund as of September 30, 2018, was disclosed in Note 13, Defined Benefit Pension Plan, to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018.

11. Business Realignment Expenses
In April 2019, the Company performed a strategic reorganization that consolidated its go-to-market strategy for self-directed and fully-managed market place services to capitalize on growth opportunities. As a result, the Company incurred restructuring costs of $1.1 million for employee severance and benefit costs, which were paid during the three months ended June 30, 2019.
In June 2019, as a result Scrap Contract commencing the phase-out period that will conclude on September 30, 2019, the Company incurred restructuring costs of $0.2 million for employee termination and benefit costs during the three months ended June 30, 2019, which are expected to be paid during the fourth quarter of fiscal 2019 and the first quarter of fiscal 2020.
During the fourth quarter of fiscal year 2017 the Company began to restructure its CAG business, resulting in severance costs incurred and the closure of several offices and legal entities in Europe and Asia for total restructuring costs of $1.0 million. The Company continued to implement its CAG cost cutting initiatives from the year ended September 30, 2018. As discussed in Note 3, Significant Contracts, the Company was not the high bidder for the new surplus contracts, and completed winding down its operations under the Surplus Contract during the year ended September 30, 2018. As a result, the Company recognized an additional $1.7 million of restructuring costs in fiscal 2018. During the nine months ended June 30, 2018 the Company recorded $1.5 million in restructuring costs, $1.0 million of which related to severance and occupancy costs in connection with the wind-down of the Surplus Contract. The remaining restructuring balance at June 30, 2019 of $0.3 million in occupancy related charges is expected to be paid by fiscal 2020.
During fiscal year 2017, the Company reorganized its IronDirect business. As a result, the Company recorded $1.1 million of restructuring charges during the year ended September 30, 2018. The Company continued its reorganization of the IronDirect business during the three months ended December 31, 2018 and ultimately decided to exit the business, resulting in severance costs of $0.2 million recognized during the three months ended December 31, 2018. The Company fully exited the IronDirect business and wound down its operations during January 2019. The severance costs were paid during the three months ended March 31, 2019.
In June 2017, the Company entered into an agreement to sub-lease office space at 6931 Arlington Road, Bethesda, Maryland. On the sub-lease commencement date, the Company relocated its headquarters from 1920 L Street NW, Washington DC, to the Bethesda location and recognized a $2.0 million cease-use charge in its consolidated statements of operations at September 30, 2017. At September 30, 2018, the remaining cease-use accrual was $0.8 million. During the nine months ended June 30, 2019, the Company paid down the cease-use charge by $0.7 million. The remaining balance of $0.1 million is expected to be paid during fiscal 2019. This activity is presented under occupancy cost in the table below.
During the nine months ended June 30, 2018, the Company recognized $0.5 million in severance cost primarily related to the restructuring of its Corporate Information Technology department. This cost is recorded within the Corporate & Other line item below.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Business realignment expenses were as follows for the periods presented (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

Employee severance and benefit costs:
CAG	$248	$20	$248	$900
Corporate & Other	1,125	(12)	1,295	463
Total employee severance and benefit costs	1,373	8	1,543	1,363

Occupancy and other costs:
CAG	—	241	51	675
Corporate & Other	—	—	134	35
Total occupancy and other costs	—	241	185	710
Total business realignment expenses	$1,373	$249	$1,728	$2,073
Business realignment expenses per the table above are recorded in Other operating expenses in the consolidated statements of operations.
The table below sets forth the significant components of and activity in the liability for business realignment initiatives during the periods presented, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2017	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2018	Business Realignment Expenses	Cash Payments	Liability Balance at June 30, 2019
Employee severance and benefit costs:
CAG	$793	$979	$(1,683)	$89	$248	$(89)	$248
Corporate & Other	399	472	(850)	21	1,295	(1,316)	$—
Total employee severance and benefit costs	$1,192	$1,451	$(2,533)	$110	$1,543	$(1,405)	$248
Occupancy and other costs:
CAG	—	739	(280)	459	51	(307)	$203
Corporate & Other	1,988	(248)	(933)	807	134	(843)	$98
Total occupancy and other costs	$1,988	$491	$(1,213)	$1,266	$185	$(1,150)	$301
Total business realignment	$3,180	$1,942	$(3,746)	$1,376	$1,728	$(2,555)	$549

12.      Legal Proceedings and Other Contingencies

The Company reserves for contingent liabilities based on ASC 450, Contingencies, when it determines that a liability is probable and reasonably estimable. From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. During the three months ended June 30, 2019, the Company determined that it was probable that a liability would result from a sales tax audit performed by the State of California. The liability was estimated at $0.6 million, including interest and penalties, and is recorded as a component of Accrued expenses and other current liabilities in the consolidated balance sheets. There are no other claims or actions pending or threatened against the Company that, if adversely determined, would in the Company's management's judgment have a material adverse effect on the Company.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

13.     Segment Information

The Company provides results in four reportable operating segments: GovDeals, CAG, RSCG and Machinio. The GovDeals, CAG, RSCG and Machinio segments constituted over 99% of the Company's revenue during the nine months ended June 30, 2019. Each reportable segment offers separately branded marketplaces to enable Sellers to achieve their respective channel marketing objectives to reach Buyers. Across its segments, the Company offers its Sellers two primary transaction models, as well as a suite of services, and its revenues vary depending upon the models employed and the level of service required. A description of the reportable segments is provided below:

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

•
The CAG reportable segment provides fully-managed offerings to Sellers and consists of marketplaces that enable federal government agencies, as well as commercial businesses, to sell surplus, salvage, and scrap assets. CAG also offers a suite of services that includes marketing services, surplus management and asset valuation. Commercial Sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International, GoIndustry DoveBid, and Government Liquidation marketplaces. Sales of assets procured through our Surplus Contract, which wound down during 2018, and our Scrap Contract, which will conclude on September 30, 2019, are conducted through the Government Liquidation marketplace.

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

Corporate & Other included the IronDirect operating segment that was not individually significant as a reportable operating segment until January 2019, when the Company exited the IronDirect business and fully wound down its operations. IronDirect offered Buyers access to construction equipment, parts and services through a single ecommerce marketplace.

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

The amount of our revenue that came from sales outside of the United States for the three months ended June 30, 2019 and 2018 was 13.6% and 11.1%, respectively, and 14.9% and 12.2% for the nine months ended June 30, 2019 and 2018, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments and Corporate & Other (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
GovDeals:
Revenue	$—	$—	$—	$—
Fee revenue	9,280	8,421	24,635	22,554
Total revenue	9,280	8,421	24,635	22,554
Gross profit	$8,560	$7,795	$22,663	$20,927

CAG:
Revenue	$9,377	$8,341	$26,105	$49,164
Fee revenue	5,513	6,670	17,951	23,066
Total revenue	14,890	15,011	44,056	72,230
Gross profit	$7,759	$9,911	$25,255	$39,973

RSCG:
Revenue	$27,011	$22,952	$82,904	$63,027
Fee revenue	4,250	3,391	11,846	10,715
Total revenue	31,261	26,343	94,750	73,742
Gross profit	$10,874	$9,305	$32,710	$24,649

Machinio:
Revenue	$—	$—	$—	$—
Fee revenue	1,451	—	3,816	—
Total revenue	1,451	—	3,816	—
Gross Profit	$1,358	$—	$3,501	$—

Corporate & Other:
Revenue	$—	$787	$469	$3,273
Fee revenue	—	7	9	10
Total revenue	—	794	478	3,283
Gross profit	$—	$133	$113	$(694)

Consolidated:
Revenue	$36,388	$32,080	$109,478	$115,464
Fee revenue	20,494	18,489	58,257	56,345
Total revenue	56,882	50,569	167,735	171,809
Gross profit	$28,551	$27,144	$84,242	$84,855

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table presents a reconciliation of gross profit used in the reportable segments as well as Corporate & Other and the Company's consolidated results (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
Reconciliation:
Gross profit	$28,551	$27,144	$84,242	$84,855
Operating expenses	31,081	29,916	94,777	98,070
Other operating expenses	2,031	452	3,586	2,222
Interest and other income, net	(454)	(131)	(1,224)	(1,041)
Provision (benefit) for income taxes	542	612	1,136	(3,824)
Net loss	$(4,649)	$(3,705)	$(14,033)	$(10,572)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018 and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended June 30, 2019, the approximate number of registered Buyers increased from 3,275,000 to 3,627,000, or 10.7%.

On July 10, 2018, we acquired 100% of Machinio Corp. (Machinio), a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

LiquidityOne Strategic Initiative. Subsequent to June 30, 2019, we deployed our new core e-commerce technology platform, which combined with our reorganization announced last quarter, marks the completion of our LiquidityOne strategic initiative. We continue to focus on our marketing technology stack to support our consolidated marketplace launch.

With this deployment and new organization in place, we have unified our marketing, customer service, sales and operations teams. Our completed LiquidityOne strategic initiative empowers the continuous improvement of our e-commerce technology platform and our marketing and data analytic capabilities going forward. This includes the integration of a data driven product recommendation engine, omni-channel behavioral marketing and predictive analytics. Additionally, we are now able to provide a unified set of common services ranging from self-directed to fully-managed services.

The retail supply transaction volume, which has a unique set of services, remains part of our future integration plans.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchase from Sellers. We consider these Sellers to be our vendors. We pay our vendors either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the Seller. Because we are the primary obligor and take general and physical inventory risks and credit risk under this transaction model, we recognize as revenue the sale price paid by the Buyer upon completion of a transaction. The proceeds paid by Buyers also include transaction fees, referred to as Buyer premiums. Revenue from our purchase transaction model accounted for 64.0% and 65.3% of our total revenue for the three and nine months ended June 30, 2019, respectively. These amounts include revenue earned from the sale of property obtained under the Scrap Contract, which accounted for 8.2% and 7.8% of our total revenue for the three and nine months ended June 30, 2019, respectively. The price we paid the Defense Logistics Agency (DLA) for the property purchased under the Scrap Contract is based on a revenue share model. One of our key operating metrics is gross merchandise volume ("GMV") an operating measure which we define as the total sales value of all merchandise sold by us or our Sellers through our marketplaces and other channels during a given period of time. The merchandise sold under our purchase transaction model accounted for 21.8% and 22.5% of our GMV for the three and nine months ended June 30, 2019, respectively.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our Sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Our commission fee revenue, which we refer to as Seller commissions, represents a percentage of the sales price the Buyer pays upon completion of a transaction. We vary the percentage amount of the Seller commission depending on the various value-added services we provide to the Seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases, we collect the Seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to Seller commissions, we also collect Buyer premiums. Fee Revenue from our consignment model accounted for 30.8% and 30.0% of our total revenue for the three and nine months ended June 30, 2019, respectively. The merchandise sold under our consignment model accounted for 78.2% and 77.5% of our total GMV for the three and nine months ended June 30, 2019, respectively.
Buyer premiums. We collect a Buyer premium on most of the transactions under both of the transaction models we offer to Sellers. Buyer premiums are calculated as a percentage of the sale price of the merchandise sold and are paid to us by the Buyer. Buyer premiums are in addition to the price of the merchandise.
Other — fee revenue. We also earn non-consignment fee revenue from subscription fees and fees for other services. In the prior year, the non-consignment fee revenue also included service revenue from the Surplus Contract. This revenue is included within the Fee revenue line item on our Consolidated Statements of Operations.

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

Our Vendor Agreements

Our Department of Defense (DoD) agreements.  Historically, we had two material vendor contracts with the DoD: the Scrap Contract and the Surplus Contract.

Scrap Contract.  On April 8, 2016, the DLA awarded us the current Scrap Contract. Under the Scrap Contract, we acquire all non-electronic scrap property from the DLA and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. We bear all of the costs for the sorting, merchandising and sale of the property. Transactions under this contract follow the purchase transaction model described above. The Scrap Contract has a 36-month base term, commencing in the first quarter of fiscal year 2017, with two 12-month extension options exercisable by the DLA. On June 10, 2019, the DoD informed the Company that the option periods in the Scrap Contract would not be exercised and instructed the Company to commence the phase-out period as of that date. The Scrap Contract will conclude on September 30, 2019.

Resale of scrap property that we purchased under the Scrap Contract accounted for 8.2% and 12.1% of our revenue for the three months ended June 30, 2019 and 2018, respectively, and 7.8% and 10.0% of our revenue for the nine months ended June 30, 2019 and 2018, respectively. The property sold under the Scrap Contract accounted for 2.8% and 3.7% of our GMV for the three months ended June 30, 2019 and 2018, respectively, and 2.7% and 3.7% of our GMV for the nine months ended June 30, 2019 and 2018, respectively. This contract is included within our CAG segment.

We recorded $0.2 million of employee severance and benefits costs during the three and nine months ended June 30, 2019 as a result of the DoD's instruction to commence the phase-out period to conclude the Scrap Contract on September 30, 2019.

Surplus Contract.  The Surplus Contract was a competitive-bid contract under which we acquired, managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. In October 2017, the DLA put out for bid two new term surplus contracts, and in December 2017, the DLA determined that we were not the high bidder for either of the two contracts. As a result, we made our final inventory purchase under the Surplus Contract during December 2017, and as of June 30, 2018, we had wound down all operations under the Surplus Contract. The Surplus Contract accounted for $27.9 million, or 16.2%, of revenue in the nine months ended June 30, 2018. The property sold under the Surplus Contract accounted for 0.1% and 5.4% of our GMV for the three and nine months ended June 30, 2018, respectively. Transactions under the Surplus Contract followed the purchase transaction model described above. This contract was included within our CAG segment.

We recorded $1.0 million of severance and occupancy cost during the nine months ended June 30, 2018 as a result of the restructuring and realignment efforts undertaken due to the loss of the Surplus Contract.

Our commercial agreements. We have a vendor contract with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The inventory we purchased under this contract represented 41.6%, and 41.0% of cost of goods sold for the three months ended June 30, 2019 and 2018, respectively, and 43.9% and 28.5% of cost of goods sold for the nine months ended June 30, 2019 and 2018, respectively. This contract is included within the Company's RSCG segment.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:

GMV.  GMV, an operating measure, is the total sales value of all merchandise sold by us or our Sellers through our marketplaces and other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and, thus, the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of Buyer and Seller support, product development, sales and marketing, and operations. See Results of Operations for further information on GMV.

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

Total registered Buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered Buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered Buyers that are no longer in business, we remove them from our database. As of June 30, 2019, and September 30, 2018, we had approximately 3,627,000 and 3,357,000 registered Buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered Buyers who have bid one or more times in that auction. As a result, a registered Buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered Buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2019 and 2018, approximately 528,000 and 512,000, respectively, total auction participants participated in auctions on our marketplaces. During the nine months ended June 30, 2019 and 2018, approximately 1,561,500 and 1,580,000, respectively, total auction participants participated in auctions on our marketplaces. Largely as a result of the wind-down of the Surplus Contract, there was a decrease in auction participants during fiscal 2019.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2019 and 2018, we completed approximately 160,000 and 145,000 transactions, respectively. During the nine months ended June 30, 2019 and 2018, we completed approximately 458,000 and 429,000 transactions, respectively.

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
The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
	(In thousands) (Unaudited)
Net loss	$(4,649)	$(3,705)	$(14,033)	$(10,572)
Interest and other income, net[1]	(368)	(47)	(976)	(776)
Provision (benefit) for income taxes	542	612	1,136	(3,824)
Depreciation and amortization	1,206	1,020	3,575	3,375
EBITDA	(3,269)	(2,120)	(10,298)	(11,797)
Stock compensation expense[2]	1,362	1,436	5,456	4,134
Acquisition costs and impairment of long-lived assets[3]	52	204	171	204
Business realignment expenses[4]	1,055	249	1,095	2,073
Fair value adjustments to acquisition earn-outs[3]	900	—	2,300	—
Deferred revenue purchase accounting adjustment	110	—	800	—
Adjusted EBITDA	$210	$(231)	$(476)	$(5,386)
1 Interest and other income, net excludes non-services pension and other postretirement benefit expense.
2 Excludes the impact of forfeitures of stock awards by employees terminated by business realignment actions. That impact is included in the business realignment expenses line.
3 Acquisition costs and impairment of long-lived assets, and fair value adjustments to acquisition earn-outs, which are excluded from Adjusted EBITDA, are included in Other operating expenses on the Statements of Operations.
4 Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 11 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. Those related impacts were $317 thousand for the three and nine months ended June 30, 2019, primarily due to forfeitures of stock awards by terminated employees. No related impacts were associated with the other periods presented.

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

Our significant accounting policies are described in our Annual Report on Form 10-K for the year ended September 30, 2018, Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements. The same accounting policies are used in preparing our interim consolidated financial statements. As a result of adopting ASC 606, there were significant changes to our revenue recognition policy from the policy disclosed in the Form 10-K. See Note 1 to the unaudited consolidated financial statements in Item 1 of Part I, "Financial Statements," of this Form 10-Q for a description of the revisions to our revenue recognition policy.

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

Seller distributions. Under the current Scrap Contract, we acquire scrap property from the DLA for resale and pay the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. We bear all of the costs for the sorting, merchandising and sale of the property. The Scrap Contract will conclude on September 30, 2019 and we will not incur further Seller distributions once the contract concludes.

Technology and operations.  Technology expenses consist primarily of the cost of technical staff who develop, deploy, and maintain our marketplaces and corporate infrastructure. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our LiquidityOne initiative.

Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred. However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350, Intangibles-Goodwill and Other. As such, we are capitalizing certain development costs associated with our LiquidityOne platform, as well as other software development activities.
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

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax (loss) income. Our effective income tax rate before discrete items was (7.9)% for the nine months ended June 30, 2019. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Three Months Ended June 30,				Nine Months Ended June 30,
	2019	2018	$ Change	% Change	2019	2018	$ Change	% Change
Revenue	$36,388	$32,080	$4,308	13.4%	$109,478	$115,464	$(5,986)	(5.2)%
Fee revenue	20,494	18,489	2,005	10.8	58,257	56,345	1,912	3.4
Total revenue	56,882	50,569	6,313	12.5	167,735	171,809	(4,074)	(2.4)
Costs and expenses from operations:
Cost of goods sold (exclusive of depreciation and amortization)	25,337	19,489	5,848	30.0	75,100	75,847	(747)	(1.0)
Seller distributions	2,994	3,936	(942)	(23.9)	8,393	11,107	(2,714)	(24.4)
Technology and operations	12,145	13,663	(1,518)	(11.1)	38,098	47,718	(9,620)	(20.2)
Sales and marketing	8,771	8,386	385	4.6	26,887	24,921	1,966	7.9
General and administrative	8,959	6,847	2,112	30.8	26,217	22,056	4,161	18.9
Depreciation and amortization	1,206	1,020	186	18.2	3,575	3,375	200	5.9
Other operating expenses	2,031	452	1,579	349.3	3,586	2,222	1,364	61.4
Total costs and expenses	61,443	53,793	7,650	14.2	181,856	187,246	(5,390)	(2.9)
Loss from operations	(4,561)	(3,224)	(1,337)	(41.5)	(14,121)	(15,437)	1,316	8.5
Interest and other income, net	(454)	(131)	(323)	(246.6)	(1,224)	(1,041)	(183)	(17.6)
Loss before provision (benefit) for income taxes	(4,107)	(3,093)	(1,014)	(32.8)	(12,897)	(14,396)	1,499	10.4
Provision (benefit) for income taxes	542	612	(70)	(11.4)	1,136	(3,824)	4,960	129.7
Net loss	$(4,649)	$(3,705)	$(944)	(25.5)%	$(14,033)	$(10,572)	$(3,461)	(32.7)%

The following table presents segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization) and Seller distributions), and gross profit margin for the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018
GovDeals:
GMV	$90,927	$85,415	$244,626	$225,996
Total revenue	9,280	8,421	24,635	22,554
Gross profit	8,560	7,795	22,663	20,927
Gross profit margin	92.2%	92.6%	92.0%	92.8%

CAG:
GMV	37,656	43,841	120,086	144,002
Total revenue	14,890	15,011	44,056	72,230
Gross profit	7,759	9,911	25,255	39,973
Gross profit margin	52.1%	66.0%	57.3%	55.3%

RSCG:
GMV	39,561	33,550	116,904	97,857
Total revenue	31,261	26,343	94,750	73,742
Gross profit	10,874	9,305	32,710	24,649
Gross profit margin	34.8%	35.3%	34.5%	33.4%

Machinio:
GMV	—	—	—	—
Total revenue	1,451	—	3,816	—
Gross profit	1,358	—	3,501	—
Gross profit margin	93.6%	—	91.7%	—

Corporate & Other:
GMV	—	787	469	3,273
Total revenue	—	794	478	3,283
Gross profit	—	133	113	(694)
Gross profit margin	—%	16.8%	23.6%	(21.1)%

Consolidated:
GMV	168,144	163,593	482,084	471,128
Total revenue	56,882	50,569	167,735	171,809
Gross profit	28,551	27,144	84,242	84,855
Gross profit margin	50.2%	53.7%	50.2%	49.4%

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Segment Results

GovDeals. Revenue from our GovDeals segment increased 10.2%, or $0.9 million, due a 6.5%, or $5.5 million increase in GMV resulting from additional sales volume from existing Sellers and an increase in the number of new Sellers. As a result of the increase in revenues, gross profit increased 9.8%, or $0.8 million. Gross profit margin was consistent between the periods.

CAG. Revenue from our CAG segment decreased 0.8%, or $0.1 million, due to a 14.1%, or $6.2 million, reduction in GMV, offset by an increase in the mix of transactions conducted under the purchase model. The reduction in GMV was driven by the prior period including strong performance in international consignment sales, as well as unfavorable price and mix effects on the Scrap contract that were partially offset by volume increases. Gross profit decreased 21.7%, or $2.2 million due to the reduction in GMV and the increase in mix of transactions conducted under the purchase model. Gross profit margin decreased to 52.1% from 66.0% due to the increase in mix of transactions conducted under the purchase model.

RSCG. Revenue from our RSCG segment increased 18.7%, or $4.9 million, due to a 17.9%, or $6.0 million, increase in GMV driven by transactions under both the purchase and consignment models related to higher volumes within existing and new accounts and strong Buyer participation in our retail marketplace, as well as an increase in other service fees. As a result of the increase in revenues, gross profit increased 16.9%, or $1.6 million. Gross profit margin was consistent between the periods.

Machinio. Machinio's revenues for the period represent $1.1 million related to new subscriptions and subscription renewals during fiscal 2019, and $0.4 million related to revenues recognized for subscriptions that started prior to fiscal 2019. Because Machinio was acquired on July 10, 2018, there is no reported revenue in the prior period.

Corporate & Other. The changes in revenue, GMV, gross profit and gross profit margin are due to the Company's exit from the IronDirect business in January 2019.

Consolidated Results

Cost of goods sold.  Cost of goods sold increased $5.8 million, or 30.0%, primarily related to the increase in transactions conducted under the purchase model in the CAG and RSCG segments, partially offset by a $0.6 million decrease due to the Company's exit from the IronDirect business in January 2019.

Seller distributions.  Seller distributions decreased $0.9 million, or 23.9%, due to lower revenues under the Scrap Contract.

Technology and operations expenses.  Technology and operations expenses decreased $1.6 million, or 11.1%, due to $1.0 million of reduced operations expenses associated with the Surplus and Scrap Contracts, $0.6 million in lower operation expenses in the CAG segment primarily driven by the effects of the prior period business realignment activity (see Note 11 to the accompanying Notes to the Unaudited Consolidated Financial Statements), and reduced stock-based compensation expense driven by reductions in the fair value of cash-settled stock appreciation rights. Technology and operations expenses for the three months ended June 30, 2019 includes $0.6 million related to an estimated liability from a sales tax audit being performed by the State of California (see Note 12 to the accompanying Notes to the Unaudited Consolidated Financial Statements). The Company continues to capitalize technology costs associated with its LiquidityOne initiative and other development activities, with a total of $1.0 million of costs capitalized during the three months ended June 30, 2019.

Sales and marketing expenses.  Sales and marketing expenses increased $0.4 million, or 4.6%, primarily due to the impact of the acquisition of Machinio, which did not incur sales and marketing expenses in the prior period.

General and administrative expenses.  General and administrative expenses increased $2.2 million, or 30.8%, primarily due to an increase in labor costs mapped to general and administrative expenses resulting from the Company's management reorganization activities to capitalize on its RISE strategy, and the impact of the acquisition of Machinio, which did not incur general and administrative expenses in the prior period.

Other operating expenses.  For the three months ended June 30, 2019, other operating expenses included $1.4 million of business realignment expenses (see Note 11 to the accompanying Notes to the Unaudited Consolidated Financial Statements), partially offset by $0.3 million of reversed stock-based compensation expense due to the related forfeitures, and a $0.9 million increase in the fair value the Machinio earn-out liability. For the three months ended June 30, 2018, other operating expenses included $0.3 million of business realignment expenses (see Note 11 to the accompanying Notes to the Unaudited Consolidated Financial Statements), and $0.2 million costs associated with the Machinio acquisition.

Interest and other income, net.  Interest and other income, net, increased by $0.3 million, primarily driven by increased holdings of short-term investments.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes decreased $0.1 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Nine Months Ended June 30, 2019 Compared to the Nine Months Ended June 30, 2018

Segment Results

GovDeals. Revenue from our GovDeals segment increased 9.2%, or $2.1 million, primarily due to an 8.2%, or $18.6 million, increase in GMV resulting from additional sales volume from existing Sellers and an increase in the number of new Sellers. As a result of the increase in revenues, gross profit increased 8.3%, or $1.7 million. Gross profit margin was consistent between the periods.

CAG. Revenue from our CAG segment decreased 39.0%, or $28.2 million, due to a 16.6%, or $23.9 million reduction in GMV. These declines were primarily caused by the wind-down of the Surplus Contract, which had $25.6 million of higher revenue and GMV in the prior period. The Scrap Contract had a $4.6 million decrease in revenue and GMV due to unfavorable price, mix and volume variances. These decreases were partially offset by increases in revenues and GMV associated with commercial transactions under the purchase model. Gross profit decreased 36.8%, or $14.7 million, primarily due to the impacts of the reduced revenues under the Surplus and Scrap Contracts, as well as the increase in mix of commercial transactions conducted under the purchase model. Gross profit margin increased to 57.3% from 55.3% primarily due to the wind-down of the Surplus Contract, partially offset by the increase in mix of commercial transactions conducted under the purchase model.

RSCG. Revenue from our RSCG segment increased 28.5%, or $21.0 million, due to a 19.5%, or $19.0 million increase in GMV, and an increase in the mix of transactions conducted under the purchase transaction model related to higher volumes within existing and new accounts and strong Buyer participation in our retail marketplace, as well an increase in other service fees. Gross profit increased 32.7%, or $8.1 million, due to the increase in GMV and an increase in margins on transactions conducted under the purchase model. Gross profit margin increased to 34.5%, from 33.4%, primarily due to an increase in margins on transactions conducted under the purchase model.

Machinio. Machinio's revenues for the period represent $1.9 million related to new subscriptions and subscription renewals during fiscal 2019, and $1.9 million related to revenues recognized for subscriptions that started prior to fiscal 2019. Because Machinio was acquired on July 10, 2018, there is no reported revenue in the prior period.

Corporate & Other. The changes in revenue, GMV, gross profit and gross profit margin are due to the Company's exit from the IronDirect business in January 2019.

Consolidated Results

Cost of goods sold.  Cost of goods sold decreased $0.7 million, or 0.9%, primarily due to a $18.5 million reduction from the reduced revenues on the Surplus and Scrap Contracts, and a $1.6 million reduction due to the Company's exit from the IronDirect business in January 2019. These reductions were partially offset by increases in CAG and RSCG segments due to the increase in transactions conducted under the purchase model.

Seller distributions.  Seller distributions decreased $2.7 million, or 24.3%, due to lower revenues under the Scrap Contract.

Technology and operations expenses.  Technology and operations expenses decreased $9.6 million, or 20.1%, due to $6.8 million of reduced operations expenses associated with the Surplus and Scrap Contracts, $2.6 million in lower operation expenses in the CAG segment primarily driven by the effects of the prior period business realignment activity (see Note 11 to the accompanying Notes to the Unaudited Consolidated Financial Statements), and reduced stock-based compensation expense driven by reductions in the fair value of cash-settled stock appreciation rights. Technology and operations expenses for the nine months ended June 30, 2019 includes $0.6 million related to an estimated liability from a sales tax audit being performed by the State of California (see Note 12 to the accompanying Notes to the Unaudited Consolidated Financial Statements). The Company continues to capitalize technology costs associated with its LiquidityOne initiative and other development activities, with a total of $2.8 million costs capitalized during the nine months ended June 30, 2019.

Sales and marketing expenses.  Sales and marketing expenses increased $2.0 million, or 8.0%, primarily due to the impact of the acquisition of Machinio, which did not incur sales and marketing expenses in the prior period.

General and administrative expenses.  General and administrative expenses increased $4.1 million, or 18.6%, primarily due to an increase in labor costs mapped to general and administrative expenses resulting from the Company's management reorganization activities to capitalize on its RISE strategy, and the impact of the acquisition of Machinio, which did not incur general and administrative expenses in the prior period.

Other operating expenses.  For the nine months ended June 30, 2019, other operating expenses included $1.5 million of business realignment expenses (see Note 11 to the accompanying Notes to the Unaudited Consolidated Financial Statements), partially offset by $0.3 million of reversed stock-based compensation expense due to related forfeitures, and a $2.3 million increase in the fair value of the Machinio earn-out liability. For the nine months ended June 30, 2018, other operating expenses included $2.1 million of business realignment expenses (see Note 11 to the accompanying Notes to the Unaudited Consolidated Financial Statements), and $0.2 million of costs associated with the Machinio acquisition.

Interest and other income, net.  Interest and other income, net, increased $0.2 million, primarily driven by increased holdings of short-term investments.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes increased $4.9 million due to benefits resulting from the Tax Cut and Jobs Act enacted in fiscal year 2018 and the impact of foreign, state, and local taxes and permanent tax adjustments.

Liquidity and Capital Resources

Historically, our primary cash needs have been working capital, including inventory purchases, which we have funded through cash on-hand and cash generated from operations. As of June 30, 2019, we had $36.4 million in cash as well as $30.0 million in short-term investments.

Subsequent to June 30, 2019, we deployed our new e-commerce technology platform and completed our LiquidityOne strategic initiative. We expect to continue investment as we prepare for the launch of a new consolidated marketplace and for the implementation of tools for data-driven product recommendation, omni-channel behavioral marketing and predictive analytics. In addition, the retail supply transaction volume, which has a unique set of services, remains a part of our future integration plans. We may also invest in new business ventures, such as Machinio in July 2018, for which we paid $16.7 million in cash and have contingent consideration in an amount up to $5.0 million payable in 2020.
We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $2.8 million as of June 30, 2019. As of June 30, 2019 and September 30, 2018, $16.4 million and $14.4 million, respectively, of cash and cash equivalents was held outside of the U.S.
We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.  We did not repurchase shares under this program during the nine months ended June 30, 2019 or 2018.  As of June 30, 2019, the Company has $10.1 million of remaining authorization to repurchase shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2019 Compared to the Nine Months Ended June 30, 2018

Net cash used in operating activities was $7.2 million for the nine months ended June 30, 2019, as compared to net cash provided by operating activities of $1.6 million for the nine months ended June 30, 2018. The $8.8 million increase in cash used in operations between periods was attributable to changes in working capital primarily from change in accounts receivable, settlement of accounts payable, payables to Sellers and purchase of inventory. Our working capital accounts are subject to natural variations depending on the timing of cash receipts and payments, however, there have been no significant changes to the working capital requirements for the Company, other than the Machinio earn-out that will be paid in fiscal 2020.

Net cash used in investing activities was $14.7 million for the nine months ended June 30, 2019, and $11.9 million for the nine months ended June 30, 2018.  Net cash used in investing activities for the nine months ended June 30, 2019 consisted of $10 million of net purchases of short-term investments, as well as expenditures for capitalized software, purchases of equipment, and leasehold improvements. Net cash used in investing activities for the nine months ended June 30, 2018 consisted of $10 million of purchases of short-term investments, as well as expenditures for capitalized software, purchases of equipment, and leasehold improvements.

Net cash provided by financing activities was $0.13 million for the nine months ended June 30, 2019 compared to $0.01 million cash provided by financing activities for the nine months ended June 30, 2018.  Net cash provided by financing activities consisted primarily of proceeds from the exercise of common stock options.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. Capitalized software includes costs associated with our LiquidityOne initiative. The timing and volume of capital expenditures in the future will be affected by the addition of new customers or expansion of existing customer relationships, as well as our development of our LiquidityOne initiative. We intend to fund those expenditures primarily with cash on hand. Our capital expenditures for the nine months ended June 30, 2019 were $4.8 million. As of June 30, 2019, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. We had no debt as of June 30, 2019, and thus do not have any related interest rate exposure. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

During the three months ended June 30, 2019, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding the Company's legal proceedings may be found in Note 12 of the accompanying Notes to the Unaudited Consolidated Financial Statements.

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

Item 5. Other Information.

Appointment of Chief Technology Officer

The Company anticipates that on August 5, 2019, Mr. Steven Weiskircher will join the Company and be appointed as the Company’s Senior Vice President and Chief Technology Officer. Mr. Weiskircher, age 46, will report to Mr. William P. Angrick, III, the Company’s Chairman and Chief Executive Officer.

As Senior Vice President and Chief Technology Officer, Mr. Weiskircher will lead the Company’s information technology activities. The Company looks forward to leveraging Mr. Weiskircher’s more than 18 years of experience in the information technology industry. Prior to joining the Company, Mr. Weiskircher worked for GameStop as Vice President, Omnichannel, Marketing, and Digital Technology Delivery from July 2018 through July 2019. Prior to that, Mr. Weiskircher worked for ThinkGeek as Chief Information Officer/Acting General Manager from February 2013 through July 2018. Mr. Weiskircher has also been employed as Chief Information Officer at Fanatics, Inc. and as Vice President, Information Technology at Crutchfield Corporation. Mr. Weiskircher served as a Captain in the U.S. Army Signal Corps.

Mr. Weiskircher holds a B.S. in Mechanical Engineering from Virginia Tech and a M.S. in Management Information Systems from the University of Virginia.

Mr. Weiskircher’s base salary will be $320,000 and his target bonus percentage will be 50% of his base salary. In connection with his appointment, Mr. Weiskircher will receive an award of 150,000 restricted stock units. Half (75,000) of the restricted stock units will vest, if at all, based on the Company’s achievement of total shareholder return (“TSR”) milestones. TSR is calculated based on the change in the Company’s stock price during the performance period. The other half (75,000) of the restricted stock units will vest over time, with 25% vesting on September 1, 2020 and an additional 25% vesting on each of September 1, 2021, 2022 and 2023, subject to Mr. Weiskircher’s continued employment with the Company. In addition to the initial equity award, Mr. Weiskircher will be eligible for a period of three (3) years for annual equity awards with an approximate value of $160,000. In subsequent years, Mr. Weiskircher will be eligible to receive additional long-term incentive compensation each year as approved by the Company’s Board of Directors. The Executive Employment Agreement by and between the Company and Mr. Weiskircher is attached hereto as Exhibit 10.3.

There are no family relationships between Mr. Weiskircher and any other director or executive officer of the Company. The Company had no transactions, and has no transaction proposed, in which Mr. Weiskircher, or any member of his immediate family, has a direct or indirect material interest.

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

3.2	Amended and Restated Bylaws dated August 2, 2016,incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on 10-Q, filed with SEC on August 4, 2016.
10.1	Severance Agreement and General Release, dated May 6, 2019, by and between James M. Rallo and the Company
10.2	Retirement Agreement and General Release dated May 13, 2019 by and between Roger Gravley and the Company
10.3	Executive Employment agreement by and between the Company and Steven Weiskircher (filed herewith)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

August 1, 2019	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

August 1, 2019	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

August 1, 2019	By:	/s/ Samuel M. Guzman, Jr.
Samuel M. Guzman, Jr.
Vice President and Chief Accounting Officer