Form 10-K
period 2019-09-30
LIQUIDITY SERVICES INC
filed 2019-12-10
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019
OR
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

Aggregate market value of the Common Stock held by non-affiliates computed by reference to the Nasdaq closing price on March 29, 2019, the last business day of the most recently completed second fiscal quarter, was $208.6 million.

The number of shares of Common Stock outstanding as of December 6, 2019 was 33,886,003.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to its 2020 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

INDEX

Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

PART I
Item 1.    Business.
Overview
The Company operates a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. The Company has over 13,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.
During November 2019, we also launched our new aggregated marketplace. This site is in early beta phase and we will deploy capabilities and integrate more product categories incrementally throughout FY2020. This approach allows us flexibility to prioritize functionality based on customer feedback.
We believe our ability to create liquid marketplaces for surplus and scrap assets generates a continuous flow of goods from our sellers. This valuable and reliable flow of goods, in turn, attracts an increasing number of professional buyers to our marketplaces. Increasing numbers of professional buyers to our marketplaces, in turn, attracts more sellers to our marketplace which, in turn, reinforces a valuable and reliable flow of surplus assets. During the past three fiscal years, we have conducted over 1,750,000 online transactions generating $1.9 billion in gross merchandise volume or GMV. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.
During 2019, the number of registered buyers grew from 3,357,000 to 3,580,000, or 6.6%. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.
During the year ended September 30, 2019, we generated GMV of $639.9 million and revenue of $226.5 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges. Our GMV has grown at a compound annual growth rate of 10.6% since 2006.
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
Results from our operations are organized into four reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 16 to the Consolidated Financial Statements for Segment Information.
Industry Overview
While a well-established forward supply chain exists for the procurement of assets, many manufacturers, retailers, corporations and government agencies have not made significant investments in their reverse supply chain process or systems. For example, research from Brightpearl (2018) has found that more than half of all retailers (51%) claim their margins are being squeezed by returns, yet 69% are not deploying any technology solutions to help process them. The reverse supply chain addresses the redeployment and remarketing of surplus and salvage assets. These assets generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. The market is large, as indicated by an Appriss Retail report in 2018 that shows $369 billion, or 10% of total sales, of merchandise is returned on an annual basis. Estimates based on Bureau of Economic Analysis (BEA), U.S. Census, and World Bank reports, the global used equipment market is valued at approximately $350 billion.

The supply of surplus and salvage assets in the reverse supply chain results from a number of factors, including:
•Supply chain inefficiencies.  Forecasting inaccuracies, manufacturer overruns, canceled orders, evolving market preferences, discontinued product lines, merchandise packaging changes and seasonal fluctuations result in the growth of surplus assets. Organizations that manufacture, distribute, sell or use finished goods regularly dispose of excess inventory or returned merchandise.
•Product innovation.  Continuous innovation in technology products, such as computer and office equipment, consumer electronics, and personal communication and entertainment devices, results in a continuous flow of surplus assets. Innovation also results in manufacturing equipment and tooling being upgraded and replaced which generates a separate flow of surplus capital assets.
•Return policies of large national and online retailers.  The flexible return practices of many large national retailers and online shopping sites result in a continuous supply of returned merchandise, a significant portion of which must be liquidated.
•Compliance with government regulations.  An increasingly stringent regulatory environment necessitates the verifiable recycling and remarketing of surplus assets that would otherwise be disposed of as waste.
•Increasing focus by corporate and government agencies to seek green solutions for surplus assets.  Many organizations appreciate the growing need to be environmentally friendly by improving their management of end of life or surplus goods, including the need to repurpose or efficiently redistribute surplus and capital assets to minimize waste and maximize value for themselves and the communities they serve.
•Changing budgetary trends in corporate and governmental entities.  As corporate and governmental entities increasingly are being pressured to enhance efficiencies, while utilizing less resources, they are looking to the liquidation of surplus and salvage capital assets as a source of funds.
The management and remarketing of surplus assets traditionally has been an inefficient process. While many organizations spend considerable resources developing systems and channels supporting the flow of finished goods to their core customers and developing procurement processes for acquiring equipment and assets to support their operations, we believe that many have not historically dedicated significant resources to the reverse supply chain. Factors contributing to these inefficiencies in the reverse supply chain include the lack of:
•a centralized and global marketplace to sell bulk products as well as machinery and equipment in the reverse supply chain;
•awareness of effective methods and mechanisms for disposal of surplus assets;
•experience in managing the reverse supply chain to seek optimal net returns and improve gross margins; and
•real time market data on surplus assets.
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
A significant number of professional buyers seek surplus and salvage assets to sustain their operations and meet demands of end-customers. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms, and small businesses. Traditionally, these buyers have had limited access to a reliable flow of surplus goods and assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:
•global access to an available continuous supply of desired goods and assets;
•efficient and inexpensive sourcing processes;
•a professionally managed central marketplace with transparent, high quality services;
•detailed information and product description for the offered goods; and
•pricing transparency or ability to compare asset prices.

The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Strong growth has occurred in the business-to-business (B2B) online retail market, which can be attributed to the rapid migration of manufacturers and wholesalers to open, online platforms. Forrester Research (2018) forecasts that US B2B eCommerce will reach $1.8 trillion and account for 17% of all B2B sales in the US by 2023. At the end of 2018, Forrester expected eCommerce to have reached $1.1 trillion and represent 12% of total B2B sales in the US. They also forecast a compound annual growth rate (CAGR) of 10% for B2B eCommerce over the next five years. We believe professional buyers of surplus and salvage assets will increasingly use these B2B platforms to identify and source goods available for immediate online purchase.
Our Solution
Our solution comprises e-commerce marketplaces, self-directed auction listing tools, and value-added services. Our marketplaces and services provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 3.58 million professional buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, and self-directed service tools to efficiently manage our sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

Through our relationships with our sellers, we provide our buyers convenient access to a substantial and continuous flow of surplus and salvage assets. Buyers can find products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and individual items. Our solution combines leading e-commerce marketplaces with integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers a convenient method for sourcing surplus consumer goods and commercial capital assets, including industrial equipment, energy equipment, and biopharma assets. We also are continually looking for new categories in which we can expand our presence, including mobile devices and construction and heavy equipment. For any given asset, our buyers have access to a detailed product description, product manifest, digital images, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become an important source for surplus and salvage assets for many of our professional buyers and end-users.

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of September 30, 2019, we had 3,580,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the year ended September 30, 2019 we had over 2,085,000 auction participants in our online auctions. During 2019, we grew our registered buyer base by 6.6% or 223,000. None of our buyers represented more than 10% of our revenue during the year ended September 30, 2019. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Competitive Factors
We have created liquid marketplaces for virtually any type, quantity or condition of surplus or salvage assets. The strengths of our business model include:
Aggregation of supply and demand for surplus and salvage assets
The strength of our business model rests on our ability to aggregate sellers and buyers through our marketplaces. Sellers benefit from a liquid, transparent market and the active participation of our large base of professional buyers, which enhances their returns in comparison to less efficient models. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of surplus and salvage assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators. Instead, sellers and buyers access our global e-commerce marketplaces for their entire surplus and salvage asset needs.
Integrated and comprehensive solution
Our marketplaces provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus and salvage assets. We offer marketplaces with full-service solutions such as Liquidation.com, GoIndustry DoveBid, and Network International and we offer self-directed service solutions on our GovDeals marketplace, Network International, Liquidiation.com, and our newly launched aggregated marketplace that provides transaction settlement and marketing support while allowing sellers to save on their commissions by undertaking the work of photographing, cataloging, and building auctions.

We also have a full suite of value-added services to simplify the sales and supply chain processes for our sellers and improve the utility of our marketplaces for our buyers. For corporate and certain government sellers, we provide sales, marketing, logistics and seller support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and reverse supply chain for our sellers, reducing complexity while providing the ability to optimize the seller's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the sale proceeds (less our portion of such proceeds and/or our commissions or fees) after the sale is completed. In response to sellers feedback, we have learned that our sellers would like bespoke returns process management or return to vendor solutions tailored to their own systems, and accordingly, we shifted focus from developing SaaS solutions to refining our own internal returns management processes that we use to serve our sellers.

We have also expanded our efforts to further penetrate the mobile device category. According to Counterpoint, the Global refurbished smartphone market is growing faster than the new smartphone market and is expected to grow to 140 million devices in 2019.

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

Solutions that promote sustainability and green solutions for improved corporate/government stewardship
Our solutions provide a range of capabilities that enable corporate and government agency sellers to directly reduce waste generated by redistributing end-of-life products or assets, through our solutions, thereby improving the net financial recovery generated while positively impacting the communities they serve. Some of the world's largest forward-thinking corporations and government agencies have significantly enhanced their stewardship of communities and the environment by utilizing our services and selling their surplus assets through our marketplaces.
Our Strategy
The focus of our growth strategy is to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet. Our strategic plan rests on four pillars, that we refer to by the acronym RISE, which pillars are as follows: (1) Recovery maximization; (2) Increase volume; (3) Service Expansion; and (4) Expense Leverage.

R Recovery Maximization

I Increase Volume

S Service Expansion

E Expense Leverage

Recovery Maximization
Based on feedback from our sellers, we believe recovery maximization is the single most important driver to attracting sellers to our marketplaces. We believe that the key to achieving higher net recovery is, in turn, driven by attracting buyers to our marketplace which we believe that we can do through technology and innovation that improves the buyer experience across our network of marketplaces. An improved buyer experience should drive growth in our buyer base which will, in turn, improve recovery rates for our sellers. Our new e-commerce technology platform includes:
•a new global taxonomy to classify and present assets for sale consistently across our businesses;
•a new mobile responsive design with enhanced usability and speed;
•improved search and navigation by industry vertical, location and other parameters;
•a new My Account tool to manage transaction activity; and
•multilingual and multi-currency capabilities to support cross-border commerce.
Most recently, we launched our new aggregated marketplace. While in beta testing today, we expect that this marketplace will aggregate over time all of our supply surplus in a single destination for buyers to find and bid on our entire inventory of assets. We are investing in enhanced asset promotion and marketing to our existing and target buyer base that will leverage a data-driven recommendation engine to promote relevant assets to buyers based on stated or implied preferences. Lastly, we plan to increase buyer participation by enhancing our mobile experience through new mobile apps for buyers to find and buy assets on any device.
Increase Volume
We intend to grow the volume of transacted surplus on our marketplaces with flexible service offerings and pricing models to meet the needs of existing and new sellers. We have expanded our self-directed service model to allow commercial sellers that do not require a full-service solution to leverage the power of our marketing and online marketplaces to drive buyer demand for their assets. This approach allows us to more completely penetrate the total addressable market by better meeting the needs of small and mid-sized organizations, equipment dealers, and organizations with lower volume needs. We also anticipate increasing volume by placing a greater focus on certain categories, including construction and heavy equipment. We also intend to grow our volume within the retail supply chain by leveraging the self-directed service model and expanding our mobile device category. We will continue to provide flexible pricing models that allow our sellers to use either a consignment or a principal-based model.
Service Expansion
We intend to grow our services with recurring revenue characteristics that leverage our technology platform, domain expertise, data, and marketplace channels. By leveraging our extensive knowledge and technology, we intend to grow our revenue by attracting more sellers and more volume through expanding our services to better support sellers and buyers in the construction and heavy equipment and mobile device categories, expanding and improving our asset management and redeployment tools for commercial and municipal government sellers on our new aggregated marketplace. Lastly, our recent acquisition of Machinio expands our capabilities with respect to technology-enabled advertising and is a natural adjunct to our self-service and full-service solutions available in our marketplaces.

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
Our Marketplaces
Our e-commerce marketplaces are efficient and convenient methods for the sale of surplus and salvage consumer goods and capital assets. They are designed to address the particular requirements and needs of buyers and sellers. We operate and enable several marketplaces, including the following:
•Our www.liquidation.com marketplace enables corporations located in the United States to sell surplus and salvage consumer goods and retail capital assets. This leading B2B marketplace and our related value-added services are designed to meet the needs of our sellers by selling their surplus assets to domestic and international buyers.
•Our www.govdeals.com marketplace provides self-directed service solutions in which sellers list their own assets, and enables local and state government entities including city, county and state agencies, located in the United States and Canada to sell surplus and salvage assets. GovDeals also offers a suite of self-directed solutions that include transaction settlement and buyer marketing.
•Our www.networkintl.com marketplace enables corporations to sell idle, surplus, and scrap equipment in the oil and gas, petrochemical and power generation industries. This marketplace and our related services are designed to meet the unique needs of energy sector sellers.
•Our www.go-dove.com marketplace enables corporations located in the United States, Europe, and Asia to sell manufacturing surplus, salvage capital assets, and scrap material. This marketplace and our related services are designed to meet the specific needs of manufacturing sector sellers selling their surplus assets to domestic and international buyers.
•Our new aggregated marketplace leverages our 20 years of experience in the online surplus industry to create a centralized marketplace that connects our entire global buyer base with assets from across our network of legacy marketplaces in a single destination. This marketplace will continually evolve as we enhance our marketplace platform technology and add new seller and buyer services.

Besides these leading business-to-business marketplaces, we recognize the need to reach end users for some assets our sellers have entrusted to us. We have developed the capability to sell products on our sellers' behalf directly to end-users and/or consumers using a range of existing marketplaces. Our www.secondipity.com marketplace provides consumers a trusted source of value products through a socially conscious online experience designed to provide "Better Value, Better Life," by donating a portion of the proceeds of every sale to charity. We also have an established global buyer base that seeks to buy in larger quantities than are offered through our standard auction platform. We have dedicated sales teams to support their needs and supply chain. These range from a single truckload to ongoing flows of goods for export anywhere in the world, where we market, handle, and support the full transaction on behalf of our buyers. We expect to continue to meet the needs of our sellers and to access a growing range of products for all our buyers by enhancing our multi-channel strategy to ensure we create the greatest value for assets at the end of their initial product life cycle.

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

Our Value-Added Services for Buyers and Sellers

In addition to our self-directed tools for our sellers, we have integrated value-added services to simplify the reverse supply chain processes for both our sellers and buyers. We believe these services create the greatest operational efficiencies within this element of the supply chain enabling the greatest value for sellers and buyers with the highest level of confidence and transparency in the services we provide. Additionally, we believe these services improve compliance with the policies, regulations and sale restrictions of our corporate and government sellers while supporting, or greatly enhancing, many corporate or government environmental initiatives.
Seller services.    We offer value-added services to sellers in three areas: (1) merchandising and channel optimization, (2) logistics and (3) settlement and seller support, including compliance services.
•Merchandising and Channel Optimization. Our efforts encompass the services necessary to prepare merchandise for a successful auction and include the following:
◦Channel Optimization—we determine the marketplace and channel sales strategy that we believe will create the most value for the individual asset using our real-time transaction systems and proprietary data to support ongoing optimization.
◦Marketing and promotion—we use a variety of both online and traditional marketing methods to promote our sellers' merchandise and generate the interest in each asset.
◦Asset lotting and merchandising—we leverage our industry experience to organize the merchandise we receive into size and product combinations that meet buyer preferences within each marketplace and channel.
◦Product information enhancement—we provide digital images of the merchandise to be sold and combine the images with relevant information. To increase the realized sales value, we also research, collect and use supplemental product information to enhance product descriptions.

•Logistics.  We provide logistics services designed to support the receipt, handling, transportation and tracking of merchandise offered through our marketplaces, including the following:
◦Distribution centers—we provide sellers with the flexibility of either having us manage the sales process at their location or delivering merchandise to one of our distribution centers.
◦Inventory management—sellers benefit from our management and inventory tracking system designed so merchandise is received, processed and delivered promptly.
◦Cataloguing merchandise—we catalogue all merchandise, which enables us to provide useful product information to buyers and sellers. In certain circumstances, we inspect the merchandise and provide condition descriptions to improve quality and the financial recovery to the seller.
◦Testing, data wiping, de-labeling and refurbishment—we test products, wipe electronic data, refurbish and remove labels and product markings from merchandise prior to sale in order to add value to the asset and protect sellers' brand equity and distribution relationships.
◦Return to vendor or product disposition to non-sales channels—we manage the end-to-end processes for our sellers ensuring that returned merchandise is disposed of in compliance with a variety of disposition requirements. We provide end-to-end management of returning products to vendors, charities, or channels outside of our leading marketplace solutions.
◦Outbound fulfillment—we can arrange for domestic or international shipping for all merchandise, whether it is a small item or container load for export located in one of our distribution centers or at a seller's facility.
◦Settlement and seller support.  Settlement and seller support services are designed for successful and reliable completion of transactions and include:
▪Buyer qualification—we qualify buyers to ensure their compliance with government or seller mandated terms of sale, as well as to confirm their ability to complete a transaction.
▪Collection and settlement—we collect payments on behalf of sellers prior to delivery of any merchandise and disburse the proceeds to the seller after the satisfaction of all conditions of a sale.

▪Transaction tracking and reporting—we enable sellers and buyers to track and monitor the status of their transactions throughout the sales process. We support the successful completion of each transaction on behalf of the buyer and seller. We provide a range of comprehensive reporting services to sellers upon the completion of a transaction. Our invoicing and reporting tools can be integrated with the seller's information system, providing a more efficient flow of data.

•Seller support and dispute resolution. We provide full support throughout the transaction process and dispute resolution for our buyers and sellers if needed.
Buyer services.    Many of the services we provide to sellers also benefit buyers by providing them with the information to make a more informed bid and by delivering the goods they purchased. Our buyer-focused services include:
•Intelligent alerts and recommendations—we notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to ensure informed recommendations whenever we identify a product that fits a buyer's preference. We will alert our buyers based on their preferences when auctions are initially launched or nearing conclusion and based on various other parameters to enable our buyers to see relevant products.
•Search and navigation tools—buyers can search our marketplaces for products based on a variety of criteria and personalized settings, including product category, keyword, lot size, product condition, product geographic location and auction ending date.
•Dynamic pricing tools, product information, and shipping quotes—we offer multiple dynamic pricing tools including outbid notification, automated bid agent and automatic auction extension. In addition, we provide buyers the information they need to make informed decisions, including product data, seller performance, and online shipping quotes to help understand their landed cost.
•Broad and flexible range of shipping/pick-up options—we can provide packaging and shipping services for each transaction, whether it is a small item or container loads for export, including buyer pick-up at our premises, for the majority of transactions, or support buyer arranged transportation.
•Secure settlement and buyer support—besides qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, which enhances buyer confidence. In addition, we provide full reliable buyer support throughout the transaction process.
Sales and Marketing
We utilize a direct sales and marketing force to acquire and manage our seller and buyer accounts. Our sales activities are focused on acquiring new sellers and expanding existing sellers' use of our solutions. Our marketing activities are focused on acquiring and activating new buyers and increasing existing buyers' participation. Our marketing team also manages our marketplace brands and drives seller lead generation efforts that support the sales team.
Sales
Our sales personnel develop seller relationships, contract to provide our services and manage the business accounts on an on-going basis. Our sales team focuses on building long-term relationships with sellers that we believe will generate recurring transactions. They also leverage our years of experience and market data of completed transactions to identify which of our various services would be beneficial to each new or existing seller. Our sales team works with several auction partners globally for both purchase and consignment transaction model projects. In addition, we have a lead generation team which tracks announcements regarding plant closures around the world. The lead generation team uses several sources to research plant closures, which sources include news aggregators, trade journals, industry specific web sites and bankruptcy reports on a global basis.
We organize our sellers group into two distinct groups: large full-service sellers, and self-directed sellers. We base our approach on our experience in understanding and serving the unique needs of each type of seller:
•Large full-service sellers.  These sellers require a customized approach, using a combination of our industry-focused sales team and our value-added services to create a comprehensive solution tailored to their needs.
•Self-directed sellers.  These sellers are offered a turn-key solution enabling them to self-direct the sale of their assets on our marketplaces by accessing tools and resources to optimize their net recovery.

Our sales personnel receive salary and performance-based commissions.

Marketing
We use a variety of online and traditional marketing strategies to attract and activate professional buyers to maximize the number of bidders participating in our e-commerce marketplaces as well as to support our sales team:
•Buyer acquisition.  We utilize marketing automation and digital online marketing, including paid search advertising, search engine optimization, affiliate programs and cross promotion to acquire new buyers. We supplement this online marketing with special event print media, classified advertisements and selected direct mail campaigns. Public relations campaigns, participation in trade shows and speaking engagements also complement our overall buyer acquisition efforts.
•Buyer participation.  We use many tools to increase buyer participation, including: targeted opt-in e-mail newsletters that provide content based on the buyer's stated categories of interest and past bidding or transaction activity; special e-mail alerts highlighting specific products of interest; personalized recommendation engines; and convenient search tools that enable a buyer or prospective buyer to find desired items on our e-commerce marketplaces.
•Market research.  In order to better target buyers by industry segment, geographic location or other criteria, our marketing department continually gathers data and information from each of the buyer segments we serve. In addition, the marketing department conducts regular surveys to better understand buyers' behavior and needs. We have adopted a privacy policy and have implemented security measures to protect this information.
•Sales support.  Our marketing department employs a robust lead generation program, creates documentation and research to support our sales team in presenting our company to potential sellers and buyers, including sales brochures and white papers, and participation in selected trade shows.
All marketing activities are evaluated based on the level of auction participation in our marketplaces, the cost to acquire new sellers, and the cost effectiveness of each action.
Technology and IT Infrastructure
Our marketplaces are web-based and can be accessed from any Internet-enabled device by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed by us, providing us with control over the marketplaces and the ability to make enhancements quickly to better fit the specific needs of our buyers and sellers. Our infrastructure provides:
•an efficient channel to sell online through a variety of pricing mechanisms (standard auction, sealed bid, make an offer, and fixed price);
•a scalable back office that enables buyers and sellers to efficiently manage transactions among remote business users by utilizing account management tools, including payment collection, invoicing management, shipping and transaction settlement; and
•an input/output agnostic platform, including Application Programming Interface or other conduits that enable us to integrate seamlessly with partner enterprise applications of sellers and third party service providers.
We have designed our websites and supporting infrastructure to be robust and to support new services and increased traffic. Our servers are fully-managed and hosted by Amazon Web Services and Microsoft Azure Public Cloud Platforms. Every critical piece of our application is regionally resilient, and we maintain off-site back-up systems and we can provision a disaster recovery facility. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no material service interruptions on our e-commerce marketplaces.
Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote significant resources to protecting our systems from intrusion.
Further, we devote resources to continuous improvement of our technology and IT infrastructure. In 2019, we completed our new e-commerce technology platform that includes:
•a new global taxonomy to classify and present assets for sale consistently across our businesses;
•a new mobile responsive design with enhanced usability and speed;
•improved search and navigation by industry vertical, location and other parameters;
•a new My Account tool to manage transaction activity; and
•multilingual and multi-currency capabilities to support cross-border commerce.

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
Buyer relations
Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments and resolving disputes. Our websites contain extensive information about buying through our e-commerce marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently-asked buyer questions and an indexed help section. Buyers can contact a buyer support service representative by live chat and e-mail or phone if they need additional support.
Shipping logistics
Our shipping logistics group manages and coordinates inbound and outbound shipping of merchandise for sellers and buyers. We offer, as part of our value-added services, integrated shipping services using our own fleet or multiple vetted and pre-qualified carrier partners. In addition, our shipping coordinators monitor the performance and service level of our network of carriers to help ensure speed and quality of service.
Distribution center and field service operations
Our distribution center and field service operations group performs selected pre-sale and post-sale value-added services at our distribution centers and at seller locations globally. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images and/or video and providing additional optional value-added services such as returns management (RM) services, return to vendor (RTV) services and product delabelling, data cleaning/wiping, testing, refurbishment and repackaging. Our distribution center and field service operations group personnel also arranges the outbound shipping or pick-up of purchased assets for our buyers.
Competition
The online services market for auctioning or liquidating surplus and salvage assets is competitive and growing rapidly. We compete with:
•other e-commerce platforms;
•auction, reverse auction, and direct sale websites;
•government agencies that have created websites to sell surplus and salvage assets; and
•traditional liquidators and fixed-site auctioneers.

In our marketplaces for surplus and salvage assets, we compete with a variety of online, mobile, and offline channels. These include, but are not limited to, e-commerce providers, auction websites, retailers, distributors, liquidators, import and export companies, auctioneers, and government agencies that have created websites to sell surplus. As our product offerings continue to broaden into new categories of surplus and salvage items, we expect to face additional competition from other online, mobile, and offline channels.

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
Our Vendor Contracts with Amazon.com, Inc. and the United States Department of Defense
Our RSCG segment has multiple vendor contracts with Amazon.com, Inc., under which we acquire commercial merchandise to sell under the purchase model. The commercial merchandise we purchased under this contract represented 43.6%, 33.7% and 21.8% of consolidated cost of goods sold for the years ended September 30, 2019, 2018 and 2017, respectively.

DoD agreements.  Historically, we had two material vendor contracts with the DoD, the Scrap Contract and the Surplus Contract. Both contracts are included in the results of our CAG segment.
•Scrap Contract.  Under the Scrap Contract, which concluded on September 30, 2019, we acquired, managed and sold all non-electronic scrap property of the DoD turned into the Defense Logistics Agency (DLA), and paid the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. Scrap property generally consisted of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bore all of the costs for the sorting, merchandising and sale of the property. The resale transactions for scrap property sourced under this contract followed the purchase model.
Resale of scrap property that we purchased under the Scrap Contract accounted for 7.4%, 10.2%, and 11.1%, of our total revenues, and 2.6%, 3.6%, and 4.7% of our GMV, in the years ended September 30, 2019, 2018, and 2017, respectively.
•Surplus Contract.  Under the Surplus Contract, which concluded on June 30, 2018, we acquired, managed and sold usable surplus personal property of the DoD turned into the DLA. We paid the DLA 4.35% of the DoD's original acquisition value for the surplus property, which property consisted of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property. The resale transactions for surplus property sourced under this contract followed the purchase model.
Resales of surplus property that we purchased from the DoD under the Surplus Contract, as well as services we provided to the DoD under the Surplus Contract, accounted for 0.0%, 12.4%, and 27.6%, of our total revenues, and 0.0%, 4.1%, and 9.4%, of our GMV, for the years ended September 30, 2019, 2018, and 2017, respectively.
Government Regulation
We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. The growth and demand for e-commerce has resulted in and may continue to result in more stringent consumer protection laws that impose additional compliance burdens on e-commerce companies. Many jurisdictions also regulate "auctions" and "auctioneers" and may regulate online auction services. These consumer protection laws and regulations could cause substantial compliance costs and could interfere with the conduct of our business.
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
Within the EU, the General Data Protection Regulation ("GDPR") strengthens the existing data protection regulations in the EU in connection with the collection, storage, retention, use, processing, transmission, sharing, disclosure and protection of personal information and other customer data. The GDPR applies to all EU citizens' data, regardless of whether such data is collected, stored or processed within the EU. Penalties for non-compliance with the GDPR are considerable, allowing EU regulators to impose a monetary penalty equal to the greater of €100 million or 4% of a non-compliant organization's worldwide annual sales. Such fines would be in addition to the rights of individuals to sue for damages in respect of any data privacy breach which causes them to suffer loss. As Internet commerce and related technologies continue to evolve, thereby increasing a service provider's capacity to collect, store, retain, protect, use, process and transmit large volumes of personal information, increasingly restrictive regulation by international, federal, and state agencies becomes more likely. We believe that the adoption of increasingly restrictive regulation in the field of data privacy and security is likely in both the United States and in other jurisdictions, possibly as or more restrictive as the EU model. Obligations and restrictions imposed by current and future applicable laws, regulations, contracts and industry standards may affect our ability to provide all the current features of our products and services, and could require us to change our business practices in a manner adverse to our business.

Intellectual Property
We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.machinio.com. We pursue the registration of our trademarks in the U.S. and internationally. Effective patent, copyright, trademarks, trade secret and domain name protections are expensive to maintain and we may have to litigate to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not succeed in certain jurisdictions.
Employees
As of September 30, 2019, we had 578 U.S. employees, including 174 in sales and marketing, 60 in technology, 29 in buyer and seller support service, 232 in operations and 83 in finance and administration. In addition, as of that date, we had 109 international employees, including 46 in sales and marketing, 5 in technology, 2 in buyer and seller support service, 38 in operations and 18 in finance and administration.
None of our U.S. employees are covered by collective bargaining agreements. We believe that we have good relationships with our employees.
Available Information
Our annual, quarterly and current reports, proxy statements, amendments to those reports and other information are provided free of charge on our website www.liquidityservices.com, as soon as reasonably practicable after we electronically file these materials with, or furnish them to the Securities and Exchange Commission (the “SEC”). We use our website as a channel of distribution for material company information. We post important information, including news releases, analyst presentations, investor presentations, and financial information regarding the Company at www.liquidityservices.com.
Cautionary Note Regarding Forward-Looking Statements
This document contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. These statements are only predictions. The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to, statements regarding the Company’s business outlook; the Company’s proprietary e-commerce marketplace platform; the migration of legacy marketplaces to our new aggregated marketplace, the launch of the retail liquidation marketplace on our new aggregated marketplace and the timing of these actions; restructuring efforts and refinement in our sales and marketing strategy; expected investment in, benefits of and timing of completion of improvements to our new aggregated marketplace; the ERP rollout; the pricing for services, and the pricing, supply, and mix of inventory from our sellers; expected future effective tax rates; and trends and assumptions about future periods, the numerous factors that influence the supply of and demand for used equipment; economic and other conditions in local, regional and global sectors; and those listed in Part I, Item 1A ("Risk Factors") and in our other filings with the (SEC) from time to time. You can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.
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

The success of our business depends on our ability to successfully obtain a supply of surplus assets sufficient to attract buyers to our platform and our ability to successfully attract and retain active professional buyers to create demand for surplus assets sufficient to attract sellers.

Our ability to increase our revenue and earn profits depends on whether we can successfully retain existing sellers, attract new sellers, expand the supply of merchandise available for sale on our e-commerce marketplaces and attract and retain active professional buyers to purchase the merchandise. Our ability to attract enough quantities of suitable merchandise and buyers will depend on various factors, some of which are out of our control. These factors include our ability to:

•offer sellers liquid marketplaces for their surplus and salvage assets;
•offer buyers desirable merchandise;
•develop and implement effective sales and marketing strategies;
•comply with regulatory and corporate seller requirements affecting marketing and disposition of certain categories of merchandise;
•efficiently catalogue, handle, store, ship and track merchandise; and
•achieve high levels of seller and buyer satisfaction.

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
We may not realize the anticipated benefits from our recent initiatives.
We expect that our recent initiatives will increase our efficiency and productivity, the functionality of our marketplaces and our cross-selling opportunities, as well as decrease the cost of our systems infrastructure, all of which we expect will drive our scale and growth and have a positive effect on our business, competitive position and results of operations over time. Many of our previous operating and financial systems have been recently replaced, and if these new systems do not operate as expected, we may have to incur significant additional costs and delays to modify them. We cannot assure you that these initiatives will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. If our initiatives are not implemented successfully and within budget, or if the new systems, including the new Enterprise Resource Planning (“ERP”) system, do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations, as well as divert management resources. Similarly, if our buyers and sellers fail to accept our new platform or our new unified process for handling transactions across all our marketplaces, it could materially adversely affect our business and results of operations.

The information technology and digital marketing improvements that are core to our RISE strategy place a significant strain on our management, operational, financial and other resources.

We continue to decommission non-scalable legacy IT platforms with a singular, modular technology platform with key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire company. Our new aggregated marketplace, which was launched during Q1 of Fiscal Year 2020 and is presently in a beta phase of testing in order to get customer feedback, is designed to provide our buyers access to all the property available in all our marketplaces, provide a common account experience for sellers and harmonize, simplify and streamline our operations. This program is placing significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. Information technology and digital marketing change requires management time and resources to educate employees, redesign internal processes and implement new ways of conducting business. If we do not effectively manage improvements to our new aggregated marketplace, including consolidation of other marketplaces onto our new aggregated marketplace, digital marketing and data driven improvements or the timing, costs, and adoption by sellers and buyers, it could negatively affect our business and our operating results, as well as damage our reputation and our prospects. In addition, the dedication of resources to the continuous improvement of our new aggregated marketplace initiative limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our internal systems. Further, the timing of completion of various remaining phases of brand phase-outs and transitions to the new aggregated marketplace could be delayed, resulting in higher costs during implementation and greater strain on management time and resources.

If we fail to deliver a mobile e-commerce experience that meets our users’ expectations, our business will be adversely affected.

Mobile devices are increasingly used for e-commerce transactions. A significant and growing portion of users access our marketplaces through mobile devices. We may not be able to grow our business as fast as we expect, and we may lose users if we are unable to deliver a mobile e-commerce experience that meets our users’ expectations.

We have vendor contracts with Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our purchased inventory, and if our relationship with Amazon is disrupted, we would experience a significant decrease in revenue and income.

We have multiple vendor contracts with Amazon.com, Inc., under which we acquire then resell merchandise. The property we purchased under these contracts represented approximately 43.6%, 33.7% and 21.8% of cost of goods sold for the years ended September 30, 2019, 2018 and 2017, respectively. If Amazon stopped selling inventory to us on acceptable terms, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, and would therefore experience a significant decrease in revenue and have difficulty generating income.

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
Our future success, including our ability to successfully implement recent initiatives, depends substantially on the continued service of our senior management and other key personnel, particularly William P. Angrick, III, our Chairman and Chief

Executive Officer. We do not have key-person insurance on any of our officers or employees. Losing any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to operate our business and achieve our business goals.
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
Any system interruptions that affect our websites or our transaction systems could impair the services we provide to our sellers and buyers. In addition, our systems and data centers may be vulnerable to damage from a variety of other sources, including:
•damage to, or failure of, our computer software or hardware, or our connections to, and outsourced service arrangements with, third parties;
•failure of, or defects in, the third-party systems, software or equipment on which we rely to access our data centers and other systems;
•errors in the processing of data;
•computer viruses, malware or software defects;
•physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism and similar events; and
•telecommunications failures, power outages, pandemics, political unrest, malicious human acts and natural disasters.
Improving the reliability and redundancy of our systems may be expensive, reduce our margins and may not be successful in preventing system failures.
Our ability to provide services depends substantially on systems provided by third parties, over whom we have little control. We have occasionally experienced interruptions to our services due to system failures. Any disruption to our data centers, interruptions or failures of our systems or our ability to communicate with third party systems could negatively affect the demand for our services and our ability to grow our revenue.
We recently implemented a new e-commerce marketplace and back-office solution to upgrade the information technology systems used to operate our business and replace them with cloud-based solutions. Our new e-commerce marketplace and back-office solution is integrated with our new ERP system. As a result, many of our information technology systems consist of outsourced, cloud-based infrastructure, platform, and software-as-a-service solutions not under our direct management or control. Any disruption to either the outsourced systems or the communication links between us and the outsourced supplier could negatively affect our ability to operate our websites or our transaction systems and could impair our ability to provide services to our sellers and buyers. We may incur additional costs to remedy the damages caused by these disruptions.
Our inability to use software licensed from third parties or our use of open source software under license terms that interfere with our proprietary rights could disrupt our business.
We use software licensed from third parties, including some open-source software that we use without charge. We use, among others, the following licensed or open-source software: Microsoft Azure, Microsoft SQL Database, Amazon Web Services, Heroku, Solr Search Engine, HARPROXY Load Balancer, The .net Framework, Linux (an operating system), MySQL (database software), PERL (an interpreter), Apache (a web server), Java, Ruby on Rails, Cold Fusion, Angular, Node, Liferay (content management system), Mule (enterprise service bus), ActiveMQ (message queue), Tomcat (application container), Chef (infrastructure automation), and Jenkins (code deployment), and we may use additional open-source software. Licenses to third party software may not continue to be available on terms that are acceptable to us, or at all.
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
We retain highly confidential information on behalf of our buyers and sellers in our systems and databases. Although we maintain security features in our systems designed to protect user information and prevent data loss and other security breaches, such measures cannot provide absolute security and our operations may be susceptible to breaches, including from circumvention of security systems, denial of service attacks or other cyber-attacks, hacking, computer viruses or malware, technical malfunction, employee error, malfeasance, physical breaches, system disruptions or other disruptions. For example, in 2018, we experienced a data breach incident that involved an employee’s email account and may have resulted in the exposure of personally identifiable information of our employees. We cannot be certain that the measures and processes taken by us to address this incident will prevent harm to our employees from the incident or prevent all similar events in the future.
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
These issues are likely to become more difficult as we expand our operations. Any breach of our security measures, or even a perceived breach of our security measures, could cause us to lose sellers or buyers, suffer material harm to our business, financial condition, operating results and reputation or be subject to regulatory actions, sanctions or other statutory penalties, litigation, or liability for failure to safeguard our sellers’ and buyers’ information. Further, losing confidential seller or buyer information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our users’ confidential information, we may lose the ability to retain existing, and attract new, sellers and buyers, and therefore our revenue could decline.
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
We rely upon third-party carriers such as United Parcel Service, or UPS, for timely delivery of our merchandise shipments. We are subject to carrier disruptions and increased costs due to factors beyond our control, including labor difficulties, inclement weather, terrorist activity and increased fuel costs. In addition, we do not have a long-term agreement with UPS or any other third-party carriers, and we cannot be sure that our relationship with UPS will continue on terms favorable to us, if at all. If our relationship with UPS is terminated or impaired or if UPS cannot deliver merchandise for us, we would have to use alternative carriers for the shipment of products to our buyers. We may not be able to engage alternative carriers timely or on terms favorable to us. Potential adverse consequences may include:
•reduced visibility of order status and package tracking;
•delays in merchandise receipt and delivery;
•increased cost of shipment; and
•reduced shipment quality, which may damage merchandise.
Any failure to receive merchandise at our distribution centers or deliver products to our buyers in a timely and accurate manner could lead to seller or buyer dissatisfaction and cause us to lose sellers and buyers.
An interruption in the operations of our buyer and seller support service system or our distribution centers could significantly harm our business and operating results.
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
Our prior operating results have fluctuated due to changes in our business and the e-commerce industry. Similarly, our future operating results may vary significantly from quarter to quarter due to many factors, including factors beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may, among others, affect our quarterly operating results include the following:
•our ability to increase sales to existing buyers, attract and retain new buyers and satisfy buyer demands;
•our ability to retain and expand our base of sellers;
•entry into, or the modification, termination or expiration of, material contracts;
•the volume, size, timing and completion rate of transactions in our marketplaces, including variability due to the timing of large, project-based activities;
•changes in the supply and demand for and the volume, price, mix and quality of our supply of surplus and salvage assets;
•introduction of new or enhanced websites, services or product offerings by us or our competitors, which may affect our margins;
•implementation costs of new contracts, particularly those requiring custom integrations and value-added services;
•changes in our pricing policies or the pricing policies of our competitors;
•changes in the conditions and economic prospects of the e-commerce industry or the economy generally, which could alter current or prospective buyers' and sellers' priorities;
•the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages and similar events;
•event-driven disruptions such as war, terrorism, armed hostilities, disease and natural disasters;
•changes in energy and commodities prices, including the timing and speed of recovery in energy sector macro conditions;
•seasonal patterns in selling and purchasing activity; and
•costs related to acquisitions of technology or equipment.
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
Acquisitions could cause dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill and substantial amortization expenses of other intangible assets. We may not obtain any required acquisition financing on favorable terms, or at all, which could make it impossible or costlier to acquire other businesses. If we can obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business.
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
Some products we sell through our e-commerce marketplaces may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may be the subject of product recalls or other actions. Our exposure to product liability claims may be increased if, for example, the manufacturers of the relevant products do not have enough protection from such claims. Defense of any such actions could be costly and involve significant time and attention of our management and commitment of other resources, may cause us to incur monetary liabilities or penalties, and may require us to change our business in ways adverse to us. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us against product liability.
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
It is costly to establish, develop, and maintain international operations and websites, and promote our brand internationally. Our international operations may not be profitable on a sustained basis or at all. In addition to the risks described elsewhere in this section, our international operations are subject to several risks, including:

•local economic and political conditions, or civil unrest that may disrupt economic activity in affected countries;
•government regulation of e-commerce and other services, competition, and restrictive governmental actions (such as trade protection measures, including export duties and quotas and custom duties and tariffs), nationalization, and restrictions on foreign ownership;
•restrictions on sales or distribution of certain products or services and uncertainty regarding liability for products and services, including uncertainty because of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the enforcement of intellectual property rights;
•business licensing or certification requirements, such as for imports, exports, and web services;
•limitations on the repatriation and investment of funds and foreign currency exchange restrictions;
•shorter payable and longer receivable cycles and the resultant negative impact on cash flow;
•laws and regulations regarding consumer and data protection, privacy, network security, encryption, payments, and restrictions on pricing or discounts;
•lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;
•lower levels of credit card usage and increased payment risk;
•different employee/employer relationships and the existence of works councils;
•compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting certain payments to government officials and other third parties;
•laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and
•geopolitical events, including war and terrorism.
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
Applying indirect taxes (such as sales and use tax, value-added tax, or VAT, goods and services tax, including “digital services tax”, business tax and gross receipt tax) to e-commerce businesses is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the adoption and growth of the Internet and e-commerce. Often, it is not clear how existing statutes apply to e-commerce services. In addition, governments around the world are looking for ways to increase revenues, which has resulted in legislative action, including new taxes on services and gross revenues and through other indirect taxes. Many transactions occur during the ordinary course of business for which the ultimate tax determination is uncertain.

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

In June 2018, the U.S. Supreme Court ruled in favor of South Dakota in a case involving a South Dakota law that requires out-of-state sellers to collect sales tax from South Dakota customers if the sellers satisfy certain thresholds. This decision overrules a previous case that required a company to have a physical presence in a state before it could require tax collection. A number of states have adopted or are considering laws that require marketplace facilitators to collect and remit taxes on behalf of its marketplace sellers. These rules increase our tax compliance costs and risks related to transactions conducted on our marketplaces. Changes in state or federal laws, or our business model, business strategy, or marketing initiatives may require us to collect tax where we do not currently collect such tax. These developments may cause a decrease in future sales, may decrease our ability to compete, increase our compliance costs or otherwise harm our business.

Similar issues exist outside of the United States, where the application of VAT or other indirect taxes on e-commerce providers is complex and evolving. For example, we pay input VAT on applicable taxable purchases within the various countries in which we operate. Usually, we may reclaim this input VAT from the relevant countries. However, the application of the laws and rules that allow such reclamation is sometimes uncertain. A successful assertion by one or more countries that we may not reclaim VAT could harm our business. In certain jurisdictions, we collect and remit indirect taxes on our fees and pay taxes on our purchases of goods and services. However, tax authorities may raise questions about our calculation, reporting and collection of taxes and may ask us to remit additional taxes. Should any new taxes become applicable or if the taxes we pay are deficient, our business could be harmed.

Our international operations expose us to foreign exchange fluctuations that could harm our operations.
We conduct business in many countries around the world and receive fees and pay expenses (including salaries to our international workforce) in several different currencies despite reporting our financial results in U.S. dollars. As a result, our financial results are impacted by fluctuations in foreign currency rates. The results of our foreign subsidiaries are translated from the local currency to US dollars for financial reporting purposes. For example, if the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues and expenses will result in increased U.S. dollar denominated revenues and expenses. These factors and others may harm our business and our results of operations. In addition, currency exchange rates may negatively affect our results if we pay for inventory using a different currency than we receive when we sell the inventory.
Fraudulent activities involving our websites and disputes relating to transactions on our websites may cause us to lose sellers and buyers and hurt our ability to grow our business.
We periodically receive complaints of fraudulent activities of buyers or sellers on our marketplace, including disputes over the quality of goods and services, unauthorized use of credit card and bank account information and identity theft, potential breaches of system security, and infringement of third-party copyrights, trademarks and trade names or other intellectual property rights. From time to time, we have received complaints that our sellers or buyers trading in our marketplaces are alleged to have engaged in fraudulent or unlawful activity. In addition, we may suffer losses because of purchases paid for with fraudulent credit card data even though the associated financial institution approved payment. If a transaction is disputed, we may not be able to require users of our services to make required payments or to deliver promised goods. We also may receive complaints from buyers about the quality of purchased goods, requests for reimbursement or communications threatening or commencing legal actions against us. Negative publicity generated because of fraudulent conduct by third parties or failure to satisfactorily settle disputes related to transactions on our websites could damage our reputation, cause us to lose sellers and buyers and hurt our ability to grow our business.
Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Recently completed initiatives, as well as other changes in our business, including initiatives to invest in information systems or to transition particular functions to third party providers, have and will necessitate modifications to our internal controls. We cannot be certain that our design for internal control over financial reporting, or any changes to be made, will enable management to determine that our internal controls are effective for any period. If we cannot conclude that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and seller and buyer perception of our business may suffer.
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
Our accounting policies are fundamental to determining and understanding our financial results and condition. Some require our management to use estimates and make subjective and complex judgments about matters that are uncertain. Factors may arise over time that lead us to change our estimates and judgments. Sometimes, our management must select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may cause us to report materially different results than would have been reported under a different alternative. Any changes in accounting policies or methods could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline. For example, our operating results for the year ended September 30, 2019 were affected by the required adoption of ASC 606, Revenue from Contracts with Customers. Similar impacts related to changes in accounting policies may occur in the future.
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
•actual or anticipated variations in quarterly operating results;
•changes in financial estimates by us or by a securities analyst who covers our stock;
•publication of research reports about our company or industry;
•conditions or trends in our industry;
•stock market price and volume fluctuations of other publicly traded companies and, in particular, those whose business involves the Internet and e-commerce;
•announcements by us or our competitors of significant contracts (or the amendment or loss of such contracts), acquisitions, commercial relationships, strategic partnerships or divestitures;
•announcements by us or our competitors of technological innovations, new services or service enhancements;
•announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•the passage of legislation or other regulatory developments that adversely affect us, our sellers or buyers, or our industry;
•additions or departures of key personnel;
•sales of our common stock, including sales of our common stock by our directors and officers or specific stockholders; and
•general economic conditions and slow or negative growth of related markets.
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
Some provisions of our charter, bylaws and Delaware law inhibit potential acquisition bids that some investors may consider favorable to management.
Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions include:
•a staggered board of directors;
•a prohibition on actions by our stockholders by written consent;
•limitations on persons authorized to call a special meeting of stockholders;
•the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;
•advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and
•the requirement that board vacancies be filled by a majority of our directors then in office.
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
We may need additional funds to finance our operations, as well as to enhance our services, acquire inventory for our businesses, fund initiatives, respond to competitive pressures, acquire complementary businesses or technologies or otherwise support our growth. We may also require additional funds if vendors and other third parties from whom we purchase inventory, other goods or services extend less favorable credit terms to us. Our business may not generate the cash needed to finance such requirements. We do not have a credit facility with third-party lenders from which we may draw funds. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. The general economic and capital market conditions in the United States and other parts of the world can deteriorate significantly, limiting access to capital and increasing the cost of capital. A large degree of economic uncertainty remains both domestically and abroad, which can adversely affect access to capital, and the cost of capital. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund strategic initiatives, respond to competitive pressures, take advantage of business opportunities or grow our business would be limited, and we might need to restrict our operations and initiatives.
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
We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com and www.machinio.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret and domain name protection are expensive to maintain and may require litigation to enforce. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Our competitors may adopt trade names or domain names similar to ours, impeding our ability to promote our marketplaces and possibly leading to buyer or seller confusion. In addition, we could face trade name, trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or confusion related to our marketplaces could damage our reputation and negatively affect the growth of our business.
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
Our operations and performance depend significantly on global and economic conditions. Adverse economic conditions and events, including uncertainties and instability in economic and market conditions caused by the United Kingdom’s vote to exit the European Union, could have an adverse and negative impact on companies and customers with which we do business. This could have a material adverse effect on our business including by reducing the volume and prices of transactions on our marketplaces. Separately, any factors that reduce cross border trade or make such trade more difficult could harm our business. Increasing costs, such as increasing tariffs, would make international trade less profitable and adversely affect our global business.
Item 1B.    Unresolved Staff Comments.
Not Applicable

Item 2.    Properties.
We lease the following properties as of September 30, 2019:

Purpose	Location	Segment	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, Maryland, USA	Corporate & Other	18,412	April 30, 2023
Warehouse	Dallas, Texas, USA	RSCG	127,144	December 31, 2020
Warehouse	Plainfield, Indiana, USA	RSCG	187,704	April 30, 2024
Warehouse	North Las Vegas, Nevada, USA	RSCG	102,400	March 31, 2021
Administrative	Scottsdale, Arizona, USA	CAG	23,536	December 31, 2020
Administrative	Plano, Texas USA	Corporate & Other	12,234	December 31, 2021
Administrative	Montgomery, Alabama, USA	GovDeals	14,950	December 31, 2023
Administrative	Houston, Texas, USA	CAG	9,693	May 31, 2020
Storage Lot	Fontana, California, USA	GovDeals	511,830	May 31, 2022
Warehouse	Florence, Kentucky, USA	RSCG	102,616	January 31, 2021
Administrative	London, GBR	CAG	3,430	June 5, 2022
Warehouse	Brampton, Canada	RSCG	53,621	August 31, 2020
Warehouse	E. Brunswick, NJ, USA	CAG	9,600	December 31, 2020
Administrative	Berlin, Germany	Machinio	3,143	July 31, 2022
Administrative	Chicago, Illinois, USA	Machinio	4,298	December 31, 2021
Warehouse	Atlanta, Georgia, USA	GovDeals	47,636	May 31, 2021
In addition, we lease various administrative spaces in North America totaling 18,952 square feet, in Europe, 1,690 square feet, and in Asia, 4,980 square feet. We also own a 420,000 square foot warehouse located in North Wilkesboro, North Carolina, USA.
Item 3.    Legal Proceedings.
From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. There are no other claims or actions pending or threatened against us that, if adversely determined, would in the Company's management's judgment have a material adverse effect on the Company.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Price Range of Common Stock
Our common stock has been traded on Nasdaq Stock Market under the symbol LQDT since February 23, 2006.
As of December 6, 2019, there were approximately 1,825 beneficial holders of our common stock and 26 holders of record of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Liquidity Services, Inc, the Russell 2000 Index, the S&P Smallcap 6000 Index, and a Peer Group

300
250
200
150
100
50
0
9/30/2014
12/31/2014
3/31/2015
6/30/2015
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
Liquidity Services, Inc
Russell 2000
S&P Smallcap 600
Peer Group

_______________________________________________________________________________
*$100 invested on 9/30/14 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.
Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved. Copyright© 2019 Russell Investment Group. All rights reserved.
Item 6.    Selected Financial Data.
You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2019, 2018 and 2017 and the consolidated balance sheet data as of September 30, 2019 and 2018 are derived from, and are qualified by reference to, our consolidated financial statements that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2016 and 2015, and the consolidated balance sheet data as of September 30, 2017, 2016 and 2015 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K, adjusted for the retrospective adoption of new accounting standards as applicable.

	Year ended September 30,
	2015	2016	2017	2018	2019
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$315,668	$233,828	$188,570	$149,677	$147,889
Fee revenue	81,457	82,626	81,445	74,837	78,636
Total revenue	397,125	316,454	270,015	224,514	226,525
Costs and expenses:
Cost of goods sold	166,009	143,127	126,227	100,087	102,414
Seller distributions	28,093	11,214	19,298	14,715	10,831
Technology and operations	99,550	93,405	82,988	60,786	51,594
Sales and marketing	41,465	37,570	35,211	33,703	36,703
General and administrative (8)	41,560	39,969	36,079	30,493	34,249
Depreciation and amortization	9,235	6,502	5,796	4,599	5,091
Acquisition costs and impairment of goodwill and long-lived assets	147,414	19,037	1,009	467	102
Business disposition loss	7,963	—	—	—	—
Other operating expenses (1)	273	—	3,651	1,392	5,049
Total costs and expenses	541,562	350,824	310,259	246,242	246,033
Loss from operations	(144,437)	(34,370)	(40,244)	(21,728)	(19,508)
Interest income and other income, net (8)	(51)	(1,469)	(606)	(785)	(1,448)
Loss before provision for income taxes	(144,386)	(32,901)	(39,638)	(20,943)	(18,060)
Provision (benefit) for income taxes	(39,571)	27,025	(451)	(9,328)	1,200
Net loss	$(104,815)	$(59,926)	$(39,187)	$(11,615)	$(19,260)
Basic earnings per common share	$(3.50)	$(1.96)	$(1.25)	$(0.36)	$(0.58)
Diluted earnings per common share	$(3.50)	$(1.96)	$(1.25)	$(0.36)	$(0.58)
Basic weighted average shares outstanding	29,987,985	30,638,163	31,402,921	32,095,491	33,062,976
Diluted weighted average shares outstanding	29,987,985	30,638,163	31,402,921	32,095,491	33,062,976
Non-GAAP Financial Measures:
EBITDA (2)	$(134,980)	$(27,616)	$(34,204)	$(16,794)	$(14,417)
Adjusted EBITDA (2)	33,075	3,668	(21,595)	(7,334)	(1,596)
Supplemental Operating Data:
Gross merchandise volume (3)	$798,977	$642,078	$629,330	$626,406	$639,876
Completed transactions (4)	567,000	600,000	576,000	567,000	607,000
Total registered buyers (5)	2,845,000	2,986,000	3,171,000	3,357,000	3,580,000
Total auction participants (6)	2,483,000	2,417,000	2,290,000	2,079,000	2,085,000

	As of September 30,
	2015	2016	2017	2018	2019
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$95,465	$134,513	$94,348	$78,448	$66,497
Working capital (7)	119,225	99,424	68,166	34,512	21,103
Total assets	288,488	260,109	215,229	201,832	187,283
Total liabilities	72,486	97,498	82,593	72,178	71,108
Total stockholders' equity	216,002	162,611	132,636	129,654	116,175
_______________________________________________________________________________

(1)The Company has reclassified certain business realignment expenses in 2015 to conform to the current year presentation. The reclassification had no effect on total operating expenses, net income, or cash flows.
(2)EBITDA and adjusted EBITDA are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net income plus (a) interest income (expense) and other income (expense), net; (b) provision (benefit) for income taxes; and (c) depreciation and amortization. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in contingent consideration estimates, losses on business dispositions, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment. For a description of our use of EBITDA and adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net income, see the discussion and related table below.
(3)Gross merchandise volume is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.
(4)Completed transactions represent the number of transactions in a given period from which we have recorded revenue. Certain prior period amounts have been revised to conform with the current period presentation, which now includes completed B2C transactions.
(5)Total registered buyers as of a given date represent the aggregate number of persons or entities who have registered on one of our marketplaces.
(6)For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times on that auction, and total auction participants for a given period is the sum of the auction participants in each auction conducted during that period.
(7)Working capital is defined as current assets minus current liabilities.
(8)As a result of adoption of ASU 2017-07 the Company retrospectively reclassified in the consolidated statement of operations the components of net periodic benefit other than the service cost component from General and administrative, a component of loss from operations, to Interest and other income, net, which is outside of loss from operations. See Note 2 for impact for the years ended September 30, 2019, 2018 and 2017. The impact for the years ended September 30, 2016 and 2015 was $252 thousand and $222 thousand, respectively.
We believe non-GAAP financial measures, such as EBITDA and adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:
1.Depreciation and amortization expense relates to property and equipment, and intangible assets. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year to year.
2.As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.
3.The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock and stock appreciation rights to be recognized in the income statement based on their estimated fair values. We believe adjusting net income for this stock-based compensation expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.
4.We believe adjusting net income for acquisition and disposition related transaction expenses and changes in contingent consideration is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

5.We believe adjusting net income for business realignment expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year, as these expenses are outside our ordinary course of business.
6.We believe isolating non-cash charges, such as amortization and depreciation, and other items, such as impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our performance.
7.We believe EBITDA and adjusted EBITDA are important indicators of our operational strength and the performance of our business because they provide a link between profitability and operating cash flow.
8.We also believe that analysts and investors use EBITDA and adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry.
Our management uses EBITDA and adjusted EBITDA:
1.as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis by removing the impact of items not directly resulting from our core operations;
2.for planning purposes, including the preparation of our internal annual operating budget;
3.to allocate resources to enhance the financial performance of our business;
4.to evaluate the effectiveness of our operational strategies; and
5.to evaluate our capacity to fund capital expenditures and expand our business.
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
The table below reconciles income from continuing operations to EBITDA and adjusted EBITDA from continuing operations for the periods presented.

	Year ended September 30,
	2015	2016	2017	2018	2019
	(in thousands)
Net loss	$(104,815)	$(59,926)	$(39,187)	$(11,615)	$(19,260)
Interest expense and other (income) expense, net[1]	171	(1,217)	(362)	(450)	(1,101)
Provision (benefit) for income taxes	(39,571)	27,025	(451)	(9,328)	1,200
Depreciation and amortization	9,235	6,502	5,796	4,599	5,091
EBITDA from continuing operations	(134,980)	(27,616)	(34,204)	(16,794)	(14,070)
Stock compensation expense[2]	12,405	12,247	7,377	6,597	6,823
Acquisition costs and impairment of goodwill and long-lived assets[3]	147,414	19,037	1,009	467	102
Business disposition loss	7,963	—	—	—	—
Business realignment expenses[4]	273	—	4,223	1,942	1,578
Fair value adjustment to acquisition earn-out liability[3]	—	—	—	—	3,500
Deferred revenue purchase accounting adjustment	—	—	—	454	818

Adjusted EBITDA from continuing operations	$33,075	$3,668	$(21,595)	$(7,334)	$(1,249)
(1) Interest expense and other income, net excludes non-services pension and other postretirement benefit expense.

(2) Excludes the impact of forfeitures of stock awards by employees terminated by business realignment actions. That impact is included in the business realignment expense line.
(3) Acquisition costs and impairment of long-lived assets, and fair value adjustments to acquisition earn-out liability are included in Other operating expenses on the Statements of Operations.
(4) Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 14 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. Those related impacts were $317 thousand for the year ended September 30, 2019, due to forfeitures of stock awards by terminated employees. No related impacts were associated with the other periods presented.
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
Overview
About us. We operate a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Our marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. We have over 13,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. We have four reportable segments, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 16 to the Consolidated Financial Statements for further information on our reportable segments.
We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During 2019, the number of registered buyers grew from 3,357,000 to 3,580,000, or 6.6%. During the past three years, we have conducted over 1,750,000 online transactions generating $1.9 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base, in turn, attracts more sellers and transactions.
On July 10, 2018, we acquired 100% of Machinio Corp., (“Machinio”), a privately-owned company based in Chicago, Illinois, with a second office in Berlin, Germany. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. See Note 4 to the Consolidated Financial Statements for further information on this acquisition.
Our revenue.    Substantially all of our revenue is earned through the following transaction models:
Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for 65.3%, 66.7% and 69.8%, of our total revenue for the years ended September 30, 2019, 2018 and 2017, respectively. These amounts included sales of commercial merchandise sourced from multiple vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under this contract represented 43.6%, 33.7% and 21.8%, of Cost of goods sold for the years ended September 30, 2019, 2018 and 2017, respectively. Purchase model revenues also include revenue earned from the sale of property obtained under the Scrap Contract, which concluded on September 30, 2019, and accounted for 7.4%, 10.2% and

11.1%, of our total revenue for the years ended September 30, 2019, 2018 and 2017, respectively. The merchandise sold under our purchase transaction model accounted for 23.0%, 22.9% and 28.6%, of our GMV for the years ended September 30, 2019, 2018 and 2017.
Consignment model—fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for 29.4%, 30.3% and 24.4%, of our total revenue for the years ended September 30, 2019, 2018 and 2017, respectively, and for 77.0%, 77.1% and 71.4%, of our GMV for the years ended September 30, 2019, 2018 and 2017, respectively.

We also earn non-consignment fee revenue from Machinio's sales listing subscription service, as well as other services including returns management and refurbishment of assets. Prior to the to the wind-down of our operations under the Surplus Contract, we also earned non-consignment fee revenue from services provided under that contract.
Industry trends.  We believe there are several industry trends positively impacting the growth of our business including: (1) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (2) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (3) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; (4) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical, and (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets.
Our Vendor Agreements
DoD agreements.  Historically, we had two material vendor contracts with the DoD, the Scrap Contract and the Surplus Contract. Both contracts are included in the results of our CAG segment.
Scrap Contract.  Under the Scrap Contract, which concluded on September 30, 2019, we acquired, managed and sold all non-electronic scrap property of the DoD turned into the DLA, and paid the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. Scrap property generally consisted of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bore all of the costs for the sorting, merchandising and sale of the property. The resale transactions for scrap property sourced under this contract followed the purchase model.
Resale of scrap property that we purchased under the Scrap Contract accounted for 7.4%, 10.2% and 11.1% of our total revenues, and 2.6%, 3.6% and 4.7%, of our GMV, in the years ended September 30, 2019, 2018, and 2017, respectively.
Surplus Contract.  Under the Surplus Contract, which concluded on June 30, 2018, we acquired, managed and sold usable surplus personal property of the DoD turned into the DLA. We paid the DLA 4.35% of the DoD's original acquisition value for the surplus property, which consisted of items determined by the DoD to be no longer needed, and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property. The resale transactions for surplus property sourced under this contract followed the purchase model.
Resale of surplus property that we purchased under the Surplus Contract, as well as services we provided to the DoD under the Surplus Contract, accounted for accounted for 0.0%, 12.4% and 27.6% of our total revenues, and 0.0%, 4.1% and 9.4% of our GMV, in the years ended September 30, 2019, 2018, and 2017, respectively.
Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented 43.6%, 33.7% and 21.8%, of cost of goods sold for the years ended September 30, 2019, 2018 and 2017, respectively. This contract is included within our RSCG segment. Our agreements our other sellers are generally terminable at will by either party.
Key Business Metrics
Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:
Gross merchandise volume (GMV).    GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. The GMV of goods sold in our marketplace during 2019 totaled $639.9 million.
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
Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2019 and 2018, we had 3,580,000 and 3,357,000 registered buyers, respectively.
Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the years ended September 30, 2019, 2018, and 2017, 2,085,000, 2,079,000, and 2,417,000 total auction participants participated in auctions on our marketplaces, respectively. Largely as a result of the wind-down of the Surplus Contract, there has been a decrease in auction participants during 2019 and 2018 compared with 2017.
Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the years ended September 30, 2019, 2018, and 2017, we completed 607,000, 567,000 and 576,000 transactions, respectively.
Critical Accounting Policies and Estimates
The Company's consolidated financial statements, included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K with their accompanying notes, have been prepared in accordance with GAAP, which requires management of the Company to make assumptions, judgments and estimates that affect amounts reported in its consolidated financial statements. Accounting policies and estimates are considered to be "critical" when then the nature of the estimate includes subjective or sensitive assumptions or judgments that can have a material impact on the financial condition or operating performance of the Company. Actual results may differ these estimates.
We consider the following accounting policies to be critical: revenue recognition, business combinations, valuation of goodwill and other intangible assets, and income taxes. Refer to Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting policies.

We consider the following accounting estimates to be critical: business combinations (Note 4 and Note 12), valuation of goodwill and other intangible assets (Note 6 and 7), and income taxes (Note 10). Refer to these individually referenced notes and Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting estimates. The following discussion is a supplement to the disclosures referenced.
Valuation of goodwill.  Goodwill is allocated to our reporting units. The Company's reporting units are GovDeals, CAG, RSCG and Machinio. As of July 1, 2019, the Company performed its annual impairment testing using a fair-value based test for all reporting units, and determined the fair value for each of its reporting units with goodwill balances substantially exceeded their carrying values except for the Machinio reporting unit, which exceeded its carrying value by approximately 11%. The Machinio reporting unit, which includes $14.6 million of goodwill, was acquired by the Company on July 10, 2018.
The Company determined the fair value of the Machinio reporting unit using a discounted cash flow (DCF) analysis. The DCF analysis relied on significant assumptions and judgments surrounding the forecasts of future cash flows over the five-year projection period, and the terminal growth rate of 2.5% applied thereafter. The cash flows were discounted at a weighted average cost of capital of 26%. The weighted average cost of capital includes a 20% company specific risk premium that captured the fact that Machinio business is smaller in size than comparable companies in its small stock risk premium decile, is in the earlier stages of developing its business models, and has limited historical financial results. The Company identified the company specific risk premium as being the most critical assumption in the DCF analysis and performed a sensitivity analysis that noted that the company specific risk premium would need to increase by over 250 basis points to impact the impairment testing result. The Company will continue to monitor this reporting unit for changes that could impact the recoverability of goodwill, which will depend on Machinio's ability to grow in size, enhance its business models, and accumulate historical financial results, which will affect the company specific risk premium used in subsequent impairment tests.

Components of Revenue and Expenses
Revenue.    Refer to the discussion in the Our revenue section above, and to Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for discussion of the Company's related accounting policies.
Cost of goods sold.    Refer to Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for discussion of the Company's costs of goods sold and related accounting policies.
Seller distributions.  Under the Scrap Contract, we acquired scrap property from the DLA for resale and paid the DLA seller distributions equal to 64.5% of the gross resale proceeds.
Technology and operations.  Technology expenses consist primarily of the cost of technical staff who develop, deploy, and maintain our marketplaces and corporate infrastructure. These personnel also develop and upgrade the software systems that support our operations, such as sales processing. Technology expenses also includes certain costs associated with our e-commerce platform.
Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred.  However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350-40, Internal-use software. As such, we are capitalizing certain development costs associated with our e-commerce platform, as well as other software development activities.
Operations expenses consist primarily of operating costs, including buyer relations, shipping logistics and distribution center operating costs.

Sales and marketing.  Sales and marketing expenses include the cost of our sales and marketing personnel as well as the cost of marketing and promotional activities. These activities include online marketing campaigns such as paid search advertising.

General and administrative.  General and administrative expenses include all corporate and administrative functions that support our operations and provide an infrastructure to facilitate our future growth. These expenses are generally more fixed in nature than our other operating expenses and do not significantly vary in response to the volume of merchandise sold through our marketplaces.

Depreciation and amortization.    Depreciation and amortization expenses consist of depreciation of property and equipment, amortization of internally developed software, and amortization of intangible assets.

Acquisition costs and impairment of goodwill and long-lived assets.    Acquisition costs and impairment of goodwill and long-lived assets consist of expenses incurred to complete a business combination, and impairment of goodwill and long-lived assets.
Other operating expenses (income). Other operating expense includes the change in fair value of financial instruments and contingent consideration, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest (income) expense and other expense, net.  Interest (income) expense and other expense, net consists of interest income on short-term investments and the promissory note issued to JTC, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes.    During 2019, 2018 and 2017, we had an effective income tax rate for continuing operations of (6.6)%, 44.6% and 1.1%, respectively, which included federal, state and foreign income taxes.

Results of Operations
The following table presents segment revenue, gross profit, and gross profit margin for the periods indicated:

	Year Ended September 30,
	2019	2018	2017
GovDeals:
GMV	$327,455	$305,628	$265,999
Total revenue	32,936	30,214	26,853
Gross profit	30,386	27,990	25,172
Gross profit margin	92.3%	92.6%	93.7%

CAG:
GMV	155,855	186,071	242,271
Total revenue	60,242	88,025	145,131
Gross profit	32,679	48,873	71,934
Gross profit margin	54.2%	55.5%	49.6%

RSCG:
GMV	156,096	131,042	116,295
Total revenue	127,321	101,954	95,032
Gross profit	44,967	33,009	30,050
Gross profit margin	35.3%	32.4%	31.6%

Machinio:
GMV	—	—	—
Total revenue	5,599	652	—
Gross profit	5,196	501	—
Gross profit margin	92.8%	76.9%	—%

Corporate & Other:
GMV	469	3,665	4,765
Total revenue	428	3,668	2,999
Gross profit	52	(661)	(2,666)
Gross profit margin	12.2%	(18.0)%	(88.9)%

Consolidated:
GMV	639,876	626,406	629,330
Total revenue	226,526	224,514	270,014
Gross profit	113,281	109,712	124,489
Gross profit margin	50.0%	48.9%	46.1%

Year Ended September 30, 2019 Compared to Year Ended September 30, 2018
Segment Results
GovDeals. Revenue from our GovDeals segment increased 9.0%, or $2.7 million, due to a 7.1%, or $21.8 million, increase in GMV resulting from additional sales volume from existing sellers and an increase in the number of new sellers. As a result of the increase in revenues, gross profit within this segment increased 8.6%, or $2.4 million. Gross profit margin was consistent between the periods.
CAG. Revenue and GMV from the CAG segment decreased 31.6%, or $27.8 million, and 16.2%, or $30.2 million, respectively. The conclusion of the Scrap and Surplus Contracts caused revenue and GMV to decline by $33.8 million and $31.5 million, respectively. Excluding the impact of the completed Scrap and Surplus Contracts, revenue increased by $6.1 million, or 16.3%, driven by a $1.3 million, or 1.0% increase in GMV, and an increase in the mix of transactions conducted under the purchase model. Gross profit within the CAG segment decreased 33.1%, or $16.2 million, due to a $14.2 million impact from the conclusion of the Scrap and Surplus Contracts, and the impact of the increase in mix of transactions conducted under the purchase model. Gross profit margin declined from 55.5% to 54.2% due the increase in the mix of transactions conducted under the purchase model, partially offset by the conclusion of the Scrap and Surplus Contracts, which had lower gross profit margins than the remaining business.
RSCG. Revenue from our RSCG segment increased 24.9%, or $25.4 million due to a 19.1%, or $25.1 million, increase in GMV, an increase in the mix of transactions conducted under the purchase model, and an increase in the non-consignment fee services provided. Gross profit within the RSCG segment increased 36.2%, or $12.0 million, due to the impacts of the increased revenues, as well as improved margins on certain retail programs. Gross profit margin increased from 32.4% to 35.3% due the improved margins on certain retail programs, and the increase in non-consignment fee services provided.
Machinio. Machinio's revenues for the period represent $3.5 million related to new subscriptions and subscription renewals during fiscal 2019, and $2.1 million related to revenues recognized for subscriptions that started prior to fiscal 2019. Because Machinio was acquired on July 10, 2018, the prior period results only include revenues recognized subsequent to that date.
Corporate & Other. The changes in revenue, GMV, gross profit and gross profit margin are due to the Company's decision to exit from the IronDirect business in January 2019.
Consolidated Results
The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$147,889	$149,677	$(1,788)	(1.2)%
Fee revenue	78,636	74,837	3,799	5.1
Total revenue from operations	226,525	224,514	2,011	0.9
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	102,414	100,087	2,327	2.3
Seller distributions	10,831	14,715	(3,884)	(26.4)
Technology and operations	51,594	60,786	(9,192)	(15.1)
Sales and marketing	36,703	33,703	3,000	8.9
General and administrative	34,249	30,493	3,756	12.3
Depreciation and amortization	5,091	4,599	492	10.7
Acquisition costs and impairment of goodwill and long-lived assets	102	467	(365)	(78.2)
Other operating expenses	5,049	1,392	3,657	262.7
Total costs and expenses	246,033	246,242	(209)	(0.1)
Loss from operations	(19,508)	(21,728)	2,220	(10.2)
Interest income and other income, net	(1,448)	(785)	(663)	84.5
Loss before provision for income taxes	(18,060)	(20,943)	2,883	(13.8)
Provision (benefit) for income taxes	1,200	(9,328)	10,528	(112.9)
Net loss	$(19,260)	$(11,615)	$(7,645)	65.8%

Total Revenue.  Total consolidated revenue increased $2.0 million, or 0.9%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.
Cost of goods sold.  Cost of goods sold increased $2.3 million, or 2.3%. This included decreases of $15.8 million due to the conclusion of the Surplus Contract and $4.0 million due to the Company's decision to exit the IronDirect business in January 2019. These decreases were primarily offset by increases of $13.4 million in RSCG and $7.9 million in CAG (excluding the Surplus Contract), driven by increases in revenues and the mix of transactions conducted under the purchase model.

Seller distributions.  Seller distributions decreased $3.9 million, or 26.4%, due to lower sales under the Scrap Contract, which concluded on September 30, 2019.
Technology and operations expenses.  Technology and operations expenses decreased $9.2 million, or 15.1%. The decrease included $6.9 million due to the conclusion of the Scrap and Surplus contracts, $4.6 reductions in Corporate and CAG (excluding the Scrap and Surplus Contract) driven by benefits from restructuring and other organizational changes, and $0.5 million from the Company's decision to exit the IronDirect business in January 2019. These decreases were partially offset by a $3.0 million increase in RSCG and GovDeals driven by increased customer support and operations expenses from the continued growth in those segments.
Sales and marketing expenses.  Sales and marketing expenses increased $3.0 million, or 8.9%, due to a $1.6 million increase in sales expenses driven by the increases in revenues, and a $1.4 million increase in marketing expenses driven by increased promotional activities related to our new e-commerce technology platform and development of our consolidated marketplace.
General and administrative expenses.  General and administrative expenses increased $3.8 million, or 12.3%, and was impacted by increases in compensation expenses, as well as external costs associated with new accounting standard adoptions.
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $0.5 million, or 10.7%, primarily due to a full year amortization expense recognized during 2019 on intangible assets acquired as part of Machinio acquisition on July 10, 2018.
Acquisition costs and impairment of goodwill and long-lived assets. Acquisition costs and impairment of goodwill and long-lived assets were $0.1 million, for the year ended September 30, 2019, compared to $0.5 million for the year ended September 30, 2018. The acquisition costs incurred during the years ended September 30, 2019 and 2018 related to the acquisition of Machinio. There were no impairments recorded during either year.
Other operating expense.  Other operating expense of $5.0 million represents $1.6 million of business restructuring costs related to organizational changes, the conclusion of the Scrap Contract, and other cost saving actions, and $3.5 million related to the increase in fair value of the Machinio earn-out liability. Other operating expense of $1.4 million during the year ended September 30, 2018 represents $1.9 million related to business restructuring costs, partially offset by $0.6 million of other miscellaneous income.
Interest income and other income, net. Interest income and other income, net, increased $0.7 million, primarily due to increased holdings of short-term investments.
(Benefit) provision for income taxes.  Income taxes increased $10.5 million, to an expense of $1.2 million for the year ended September 30, 2019, from a benefit of $9.3 million for the year ended September 30, 2018 due to benefits derived from the new Tax Act in fiscal year 2018, a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments. The Company’s effective income tax rate was (6.6)% for the twelve months ended September 30, 2019. The 2019 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the valuation allowance change and the impact of permanent tax adjustments.
Net loss.  Net loss for the year ended September 30, 2019, increased $7.6 million, to $19.3 million, compared to a loss of $11.6 million for the year ended September 30, 2018, due to the reasons described above.
Year Ended September 30, 2018 Compared to Year Ended September 30, 2017
Segment Results
GovDeals. Revenue from our GovDeals segment increased 12.5%, or $3.4 million, due to additional sales volume from existing sellers and an increase in the number of new sellers. GMV from our GovDeals segment increased 14.9%, or $39.6 million, also due to additional sales volume from existing sellers and an increase in the number of new sellers. Gross profit within this segment increased 11.2%, or $2.8 million, to $28.0 million for the year ended September 30, 2018, from $25.2 million for the year ended September 30, 2017, due to higher sales volume.
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
Corporate & Other. Revenue from Corporate & Other primarily relates to IronDirect and certain TruckCenter operations. The increase in revenue of approximately $0.7 million, is made up of a $2.6 million increase in revenue related to our IronDirect business, partially offset by a $2.0 million decrease in revenue related to our decision to exit certain TruckCenter operations in January 2017. Gross profit within Corporate & Other increased $2.0 million over prior year, attributable to a $1.9 million inventory write-down recorded within IronDirect during the third quarter of 2017.

Consolidated Results
The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2018	2017	$ Change	% Change
Revenue	$149,677	$188,570	$(38,893)	(20.6)%
Fee revenue	74,837	81,445	(6,608)	(8.1)
Total revenue from operations	224,514	270,015	(45,501)	(16.9)
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	100,087	126,227	(26,140)	(20.7)
Seller distributions	14,715	19,298	(4,583)	(23.7)
Technology and operations	60,786	82,988	(22,202)	(26.8)
Sales and marketing	33,703	35,211	(1,508)	(4.3)
General and administrative	30,493	36,079	(5,586)	(15.5)
Depreciation and amortization	4,599	5,796	(1,197)	(20.7)
Acquisition costs and impairment of goodwill and long-lived assets	467	1,009	(542)	(53.7)
Other operating expenses	1,392	3,651	(2,259)	(61.9)
Total costs and expenses	246,242	310,259	(64,017)	(20.6)
Loss from operations	(21,728)	(40,244)	18,516	(46.0)
Interest income and other income, net	(785)	(606)	(179)	29.5
Loss before provision for income taxes	(20,943)	(39,638)	18,695	(47.2)
Provision (benefit) for income taxes	(9,328)	(451)	(8,877)	1968.3
Net loss	$(11,615)	$(39,187)	$27,572	(70.4)%

Total Revenue.  Total consolidated revenue decreased $45.5 million, or 16.9%, to $224.5 million for the year ended September 30, 2018, from $270.0 million for the year ended September 30, 2017, due primarily to a $57.1 million decrease in revenue from our CAG segment, partially offset by a $3.4 million increase in revenue from our GovDeals segment, and a $6.9 million increase in revenue from our RSCG segment. Total consolidated GMV decreased $2.9 million, or 0.5%, to $626.4 million for the year ended September 30, 2018, from $629.3 million for the year ended September 30, 2017, due primarily to a $56.2 million decrease in GMV from our CAG segment, offset by a $39.6 million increase in GMV from our GovDeals segment, and an $14.7 million increase in GMV related to our RSCG segment.
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

General and administrative expenses.  General and administrative expenses decreased $5.5 million, or 15.3%, to $30.5 million for the year ended September 30, 2018, from $36.1 million for the year ended September 30, 2017. Included within this decrease are reductions in overall staff cost of approximately $4.8 million primarily resulting from business realignment and restructuring initiatives.
Depreciation and amortization expenses.  Depreciation and amortization expenses decreased $1.2 million, or 20.7%, to $4.6 million for the year ended September 30, 2018, from $5.8 million for the year ended September 30, 2017, due to an intangible asset having been fully amortized in 2017.
Acquisition costs and impairment of goodwill and long-lived assets. Acquisition costs and related fair value adjustments and impairment of goodwill and long-lived assets amounted to approximately $0.5 million, for the year ended September 30, 2018, compared to $1.0 million for the year ended September 30, 2017. The acquisition costs incurred during the year ended September 30, 2018 related to the acquisition of Machinio. During 2017, the Company recorded $1.9 million of long-lived asset impairment charges, partially offset by a $0.9 million reversal of an earn-out liability. There were no impairments recorded during 2018.
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

Interest (income) expense and other expense, net. Interest income and other income, net, increased $0.2 million, to $0.8 million of income for the year ended September 30, 2018, from $0.6 million of income for the year ended September 30, 2017.
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

Liquidity and Capital Resources
Our operational cash needs primarily relate to working capital, including capital used for inventory purchases, which we have funded through cash generated from operations. From time to time, we may use our capital resources for other activities, such as acquisitions. As of September 30, 2019, we had $36.5 million in cash and cash equivalents, as well as $30.0 million in short-term investments.

In fiscal 2019, we deployed our new e-commerce technology platform. We expect to continue investment as we prepare for the launch of a new consolidated marketplace and for the implementation of tools for data-driven product recommendation, omni-channel behavioral marketing and predictive analytics. In addition, the retail supply transaction volume, which has a unique set of services, remains a part of our future integration plans. We may also invest in new business ventures, such as Machinio in July 2018, for which we paid $16.7 million in cash and have contingent consideration in an amount up to $5.0 million payable in 2020.
We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $2.8 million as of September 30, 2019. As of September 30, 2019, and September 30, 2018, $21.0 million and $14.4 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors.  Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions.  The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.  We did not repurchase shares under this program during the years ended September 30, 2019 or 2018.  As of September 30, 2019, we are authorized to repurchase up to an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.
Changes in Cash Flows: 2019 Compared to 2018
Net cash used in operating activities was $6.2 million for the year ended September 30, 2019, and net cash provided by operating activities was $0.6 million for the year ended September 30, 2018. The $6.9 million increase in cash used in operations between periods was primarily attributable to increase in net loss as well as changes in working capital from collections of receivables, sales of inventory and payables to sellers. Our working capital accounts are subject to natural variations depending on the timing of cash receipts and payments, however, there have been no significant changes to the working capital requirements for the Company, other than the Machinio earn-out that will be paid in fiscal 2020.

Net cash used in investing activities was $15.7 million for the year ended September 30, 2019, and $37.1 million for the year ended September 30, 2018. The decrease was driven by the $16.7 million related to the acquisition of Machinio in fiscal 2018, and a $10.0 million decrease in short-term investments purchased. These decreases were partially offset by $3.0 million related to the JTC Note, as we received the 2019 annual payment in October 2019, after our fiscal year end. As discussed in Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements, the Company concluded that it remains probable that the Company will collect the amounts related to the promissory note issued to JTC. However, the Company will continue to monitor for changes that could impact the recoverability of the promissory note, which will depend on JTC's subsequent operating performance and ability to make the payments required by the new repayment schedule. There was also a $1.8 million increase in capital expenditures, primarily related to our new e-commerce technology platform.

Net cash provided by financing activities was $0.5 million for the year ended September 30, 2019, and net cash provided by financing activities was $0.4 million for the year ended September 30, 2018. The change was primarily driven from an increase in proceeds from stock option exercises.
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
Capital Expenditures.    Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the twelve months ended September 30, 2019 were $5.9 million. As of September 30, 2019, we had no significant outstanding commitments for capital expenditures.
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
Contractual and Commercial Commitments
The table below represents our significant commercial commitments as of September 30, 2019. Operating and capital leases represent commitments to rent office and warehouse space, as well as equipment used in our operations. Other contractual cash obligations represent information technology commitments related to licensing fees, hardware maintenance and other. These items are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$13,447	$5,572	$5,830	$2,044	$—
Capital leases	372	52	106	214	—
Other contractual cash obligations	4,770	3,461	1,309	—	—
Total contractual cash obligations	$18,589	$9,085	$7,245	$2,258	$—
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.
Inflation
Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended September 30, 2019, 2018 and 2017.
New Accounting Pronouncements
Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the consolidated financial statements included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity.    As of September 30, 2019, we do not have any debt, but we do hold $30.0 million of short-term investments with interest rates between 1.97% and 2.8%. Changes in interest rates on these short-term investments are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.
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
Item 8.    Financial Statements and Supplementary Data.
The consolidated financial statements and accompanying notes are included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
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
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Securities Exchange Act reports”), such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.
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
Management assessed our internal control over financial reporting as of September 30, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2019, the Company implemented accounting system and process changes related to the deployment of its new core e-commerce technology platform, and in preparation for the adoption of ASC 2016-02, Leases (Topic 842), on October 1, 2019. These implementations and process changes resulted in changes to the Company's internal control over financial reporting. There have not been any other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Liquidity Services, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Liquidity Services, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated December 10, 2019 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
December 10, 2019

Item 9B.    Other Information.
On December 4, 2019, the Board of Directors of the Company increased the size of the Board of Directors from seven to eight members and appointed Kathy Dyer to the Board as a Class III director, effective January 1, 2020. Ms. Dyer’s term will expire at the Company’s 2021 Annual Meeting of Stockholders. She will serve on the Board’s Compensation Committee.
Ms. Dyer, age 62, is the founder and Chief Executive Officer of PivotWise, a strategic advisory firm and was Global Partner and a member of the senior leadership team at IBM Global Business Services from 2016 to 2018. From 2013 to 2015, she served as EVP and General Manger, Global Chief Marketing Officer, Merchant Services at American Express Company. She has been a Director of Noora Health since 2018.
Ms. Dyer’s compensation for her service as a director will be consistent with that of the Company’s other directors who are not employees of the Company, as described in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on January 22, 2019 under the caption “Compensation of Non-Employee Directors,” which portion of such proxy statement is incorporated herein by reference.
There are no arrangements or understandings between Ms. Dyer and any other persons pursuant to which Ms. Dyer was selected as a director. There have been no transactions involving the Company or any of its subsidiaries in which Ms. Dyer has or will have a direct or indirect material interest that are required to be disclosed by Item 404(a) of Regulation S-K.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the Company's Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2019.
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
Item 11.    Executive Compensation.
Incorporated by reference from the Company's Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2019.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Incorporated by reference from the Company's Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2019.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the Company's Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2019.
Item 14.    Principal Accountant Fees and Services.
Incorporated by reference from the Company's Proxy Statement relating to its 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2019.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)		Page
(1)	The following documents related to the financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	50
	Consolidated Balance Sheets as of September 30, 2019 and 2018	51
	Consolidated Statements of Operations for the years ended September 30, 2019, 2018 and 2017	52
	Consolidated Statements of Comprehensive Loss for the years ended September 30, 2019, 2018 and 2017	53
	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2019, 2018 and 2017	54
	Consolidated Statements of Cash Flows for the years ended September 30, 2019, 2018 and 2017	55
	Notes to the Consolidated Financial Statements	56

(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2019, 2018 and 2017:
	II—Valuation and Qualifying Accounts	83
	All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required or are inapplicable and therefore have been omitted.

(3)
The documents required to be filed as exhibits to this report under Item 601 of Regulation S-K are listed in the Exhibit Index included elsewhere in this report, which list is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and Subsidiaries (the Company) as of September 30, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 10, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
December 10, 2019

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	September 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$36,497	$58,448
Short-term investments	30,000	20,000
Accounts receivable, net of allowance for doubtful accounts of $291 and $337	6,704	4,870
Inventory	5,843	10,122
Prepaid taxes and tax refund receivable	2,531	1,727
Prepaid expenses and other current assets	8,350	7,816
Total current assets	89,925	102,983
Property and equipment, net	18,846	16,610
Intangible assets, net	6,043	7,366
Goodwill	59,467	59,819
Deferred tax assets	866	930
Other assets	12,136	14,124
Total assets	$187,283	$201,832
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$15,051	$13,859
Accrued expenses and other current liabilities	28,794	21,373
Distributions payable	1,675	2,128
Deferred revenue	3,049	2,142
Payables to sellers	20,253	28,969
Total current liabilities	68,822	68,471
Deferred taxes and other long-term liabilities	2,286	3,707
Total liabilities	71,108	72,178
Commitments and contingencies (Notes 8 and 15)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,687,115 shares issued and outstanding at September 30, 2019; 32,774,118 shares issued and outstanding at September 30, 2018	34	33
Additional paid-in capital	242,686	236,115
Accumulated other comprehensive loss	(7,973)	(6,449)
Accumulated deficit	(118,572)	(100,045)
Total stockholders' equity	116,175	129,654
Total liabilities and stockholders' equity	$187,283	$201,832
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year Ended September 30,
	2019	2018	2017
Revenue	$147,889	$149,677	$188,570
Fee revenue	78,636	74,837	81,445
Total revenue from operations	226,525	224,514	270,015
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	102,414	100,087	126,227
Seller distributions	10,831	14,715	19,298
Technology and operations	51,594	60,786	82,988
Sales and marketing	36,703	33,703	35,211
General and administrative	34,249	30,493	36,079
Depreciation and amortization	5,091	4,599	5,796
Acquisition costs and impairment of goodwill and long-lived assets	102	467	1,009
Other operating expenses	5,049	1,392	3,651
Total costs and expenses	246,033	246,242	310,259
Loss from operations	(19,508)	(21,728)	(40,244)
Interest income and other income, net	(1,448)	(785)	(606)
Loss before provision for income taxes	(18,060)	(20,943)	(39,638)
Provision (benefit) for income taxes	1,200	(9,328)	(451)
Net loss	$(19,260)	$(11,615)	$(39,187)
Basic and diluted loss per common share	$(0.58)	$(0.36)	$(1.25)
Basic and diluted weighted average shares outstanding	33,062,976	32,095,491	31,402,921
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars In Thousands)

	Year Ended September 30,
	2019	2018	2017
Net loss	$(19,260)	$(11,615)	$(39,187)
Other comprehensive (loss) income:
Defined benefit pension plan—unrecognized amounts, net of taxes	(540)	773	1,589
Foreign currency translation	(984)	(791)	551
Other comprehensive (loss) income, net of taxes	(1,524)	(18)	2,140
Comprehensive loss	$(20,784)	$(11,633)	$(37,047)
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars In Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2016	30,742,662	$29	$220,192	$(8,571)	$(49,039)	$162,611
Exercise of common stock options and vesting of restricted stock	760,687	—	93	—	—	93
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	6,979	—	—	6,979
Net loss	—	—	—	—	(39,187)	(39,187)
Defined benefit pension plan—unrecognized amounts, net of taxes				1,589		1,589
Foreign currency translation	—	—	—	551	—	551
Balance at September 30, 2017	31,503,349	$29	$227,264	$(6,431)	$(88,226)	$132,636
Exercise of common stock options and vesting of restricted stock	973,755	1	403	—	—	404
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	6,346	—	—	6,346
Issuance of common stock for acquisition activity	297,014	3	2,002	—	—	2,005
Cumulative adjustment related to adoption of ASU 2016-09	—		100	—	(207)	(107)
Net loss	—	—	—	—	(11,615)	(11,615)
Defined benefit pension plan—unrecognized amounts, net of taxes				773		773
Foreign currency translation and other	—	—	—	(791)	3	(788)
Balance at September 30, 2018	32,774,118	$33	$236,115	$(6,449)	$(100,045)	$129,654
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	953,066	1	589	—	—	590
Tax settlements associated with stock compensation expense	(6,906)	—	(44)	—	—	(44)
Forfeiture of restricted stock awards	(33,163)	—	—	—	—	—
Stock compensation expense	—	—	6,026	—	—	6,026
Cumulative adjustment related to adoption of ASC 606	—	—	—	—	730	730
Net loss	—	—	—	—	(19,260)	(19,260)
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	(540)	—	(540)
Foreign currency translation and other	—	—	—	(984)	3	(981)
Balance at September 30, 2019	33,687,115	$34	$242,686	$(7,973)	$(118,572)	$116,175
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Year Ended September 30,
	2019	2018	2017
Operating activities
Net loss	$(19,260)	$(11,615)	$(39,187)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,091	4,599	5,796
Change in fair value of earnout liability	3,500	100	(954)
Stock compensation expense	6,508	6,597	7,377
Inventory adjustment to net realizable value	331	2,494	10,381
Provision for doubtful accounts	178	199	357
Deferred tax expense (benefit)	136	(10,945)	(620)
Impairment of goodwill and long-lived assets	—	—	1,963
Change in fair value of financial instruments	—	90	(573)
Incremental tax loss from exercise of common stock options and restricted stock	—	—	1,198
Gain on disposal of property and equipment	(15)	(480)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,012)	6,582	(1,611)
Inventory	3,948	8,120	(3,507)
Prepaid and deferred taxes	(811)	739	730
Prepaid expenses and other assets	1,554	(689)	(1,024)
Accounts payable	1,191	670	3,192
Accrued expenses and other current liabilities	1,999	(9,576)	(14,882)
Distributions payable	(453)	(953)	1,359
Deferred revenue	906	743	—
Payables to sellers	(8,716)	4,586	(4,519)
Other liabilities	(317)	(642)	2,871
Net cash (used in) provided by operating activities	(6,242)	619	(31,653)
Investing activities
Increase in intangibles	(23)	(35)	(119)
Purchases of property and equipment, including capitalized software	(5,938)	(4,174)	(7,805)
Proceeds from note receivable	—	3,000	—
Proceeds from sale of property and equipment	247	828	—
Purchase of short-term investments	(70,000)	(20,000)	—
Maturities of short-term investments	60,000	—	—
Cash paid for business acquisition, net of cash acquired	—	(16,673)	—
Net cash used in investing activities	(15,714)	(37,054)	(7,924)
Financing activities
Short-term borrowings, net	—	—	—
Proceeds from exercise of common stock options (net of tax)	590	404	92
Taxes paid associated with net settlement of share-based compensation	(44)	—	—
Incremental tax loss from exercise of common stock options and restricted stock	—	—	(1,198)
Net cash provided by (used in) financing activities	546	404	(1,106)
Effect of exchange rate differences on cash and cash equivalents	(541)	131	518
Net (decrease) increase in cash and cash equivalents	(21,951)	(35,900)	(40,165)
Cash and cash equivalents at beginning of year	58,448	94,348	134,513
Cash and cash equivalents at end of year	$36,497	$58,448	$94,348
Supplemental disclosure of cash flow information
Earnout liability for acquisition activity	$—	$1,200	$—
Issuance of common stock for acquisition activity	$—	$2,005	$—
Cash (paid) received for income taxes, net	$(1,008)	$(916)	$793
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization
Liquidity Services, Inc. (the Company) operates a network of e-commerce marketplaces that enable Buyers and Sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional Buyers access to a global, organized supply of new, surplus and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables corporate and government Sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, Buyer support, compliance and risk mitigation, as well as self-directed service tools for its Sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com. The Company also operates a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals and Machinio. See Note 16 for Segment Information.
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
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Certain prior period amounts have been reclassified to conform to the current year's presentation related to the adoption of ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which is discussed further in this note. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC. In addition, in the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included.
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
Notes to Consolidated Financial Statements (Continued)

Cash and Cash Equivalents
The Company considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents.
Short-term Investments
The Company's short-term investments at September 30, 2019 and 2018 consisted of various certificates of deposit with maturities of six months or less with interest rates between 1.97% and 2.8%.
Accounts Receivable
Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Allowances are based on management’s judgment, which considers historical bad debt experience, a specific review of all significant outstanding invoices, and an assessment of general economic conditions.
Inventory
Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or net realizable value. Cost is generally determined using the specific identification method. Costs associated with our warehouse operations are expensed as incurred and included within Technology and operations expenses in the Statements of Operations. Charges for unsellable inventory, as well as for inventory written down to net realizable value, are included in Cost of goods sold in the period in which they have been determined to occur.  As of September 30, 2019, and September 30, 2018, the Company's inventory reflects write-downs of $0.3 million and $0.5 million, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets includes the short-term portion of a promissory note (described in "Other Assets"), as well as other miscellaneous prepaid expenses.
Other Assets
On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC ("Tanager"). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million 5-year interest bearing promissory note to the Company. Of the $12.3 million owed to the Company under the promissory note, $4.0 million has been repaid as of September 30, 2019.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. On that date, JTC repaid $2.5 million in principal, plus $0.4 million of accrued interest. JTC has the opportunity to prepay the full amount remaining before May 15, 2020 at a $500,000 discount.

The Company considered the terms of the Forbearance Agreement and the cash flows expected to be received from JTC under the new repayment schedule in concluding that it remains probable that the Company will collect the amounts due to the Company as of September 30, 2019 and that no impairment loss has been incurred. Of the $8.3 million outstanding at September 30, 2019, $5.5 million was recorded in Other assets, and $2.8 million in Prepaid expenses and other current assets as of September 30, 2019.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Property and Equipment
Property and equipment are recorded at cost, and depreciated or amortized on a straight-line basis over the following estimated useful lives:

Computers and purchased software	One to five years
Office/operational equipment	Three to five years
Furniture and fixtures	Five to seven years
Internally developed software for internal-use	Five years (1)
Leasehold improvements	Shorter of lease term or useful life
Buildings	Thirty-nine years
Vehicles	Five years
Land	Not depreciated
(1) As part of our reassessment of the estimated useful lives of our property and equipment, our estimate of the useful life of internally developed software for internal-use changed from seven years to five years in the fourth quarter of the year ended September 30, 2019. This change in estimate was applied prospectively and it increased amortization expense by $0.1 million for the year ended September 30, 2019 and is expected to increase amortization expense by approximately $0.7 million for the year ended September 30, 2020.
Intangible Assets
Intangible assets consist of contract intangibles, brand and technology, and patent and trademarks. Intangible assets are amortized using the straight-line method over their estimated useful lives.
Impairment of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended September 30, 2019 and 2018. During the year ended September 30, 2017, the Company's IronDirect and TruckCenter businesses recorded impairment charges of $1.3 million for contract intangibles and $0.6 million for leasehold improvements. See Notes 5 and 7 for further information.
Goodwill
The Company reviews goodwill for impairment annually on July 1, or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant contract.
In evaluating goodwill for impairment, the Company may first assess qualitative factors to determine whether it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount. If the Company concludes that it is not more likely than not that the fair value of the reporting unit is less than its carrying value, no further testing of goodwill assigned to the reporting unit is required. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying value, the Company applies a fair value-based test.
The Company generally tests its goodwill for impairment using a fair-value based test, where the Company determines the fair value of each of its reporting units and compares that amount to the carrying amount of the respective reporting units, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment loss is recognized. If, instead, the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in the amount of the excess carrying value. Under previous accounting guidance applied to goodwill impairment tests performed in fiscal 2018 and prior, a second step was required. The second step involved comparing the carrying amount of a reporting unit's goodwill to the implied fair value of its goodwill, and recognizing an impairment loss in the amount that the carrying amount of goodwill exceeded the implied fair value of goodwill.
Deferred Revenue
Deferred revenue is primarily derived from subscription fees charged to customers for promotional placement on Machinio's search engine over periods ranging from one to fifteen months. Subscription fees are recognized ratably over the term of the agreements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Short-Term Borrowings
The Company may enter into collateralized short-term borrowing agreements with banks to facilitate certain international transactions conducted under the purchase model. During the year ended September 30, 2019, the Company borrowed and fully repaid its borrowings under such arrangements. No borrowings were performed during the years ended September 30, 2018 and 2017. No short-term debt was outstanding as of September 30, 2019 or 2018.
Revenue Recognition
In the Consolidated Statements of Operations, revenue from the resale of inventory that the Company purchases from Sellers is recognized within Revenue. Revenue from the sale of inventory that the Company sells on a consignment basis, and other non-consignment fee revenue, which includes Machinio's sales listing subscription service, service revenue from the Surplus Contract (defined below), as well as other services including returns management and refurbishment of assets, is recognized within Fee Revenue.

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

The Company enters into contracts with Buyers and Sellers. The Company has master agreements with some Sellers pertaining to the sale of a flow of surplus assets over the term of the master agreement; however, a revenue contract for accounting purposes exists when the Company agrees to sell a specific asset or assets. When acting as a principal (a “purchase” arrangement), the Company purchases an asset or assets from a Seller and then the Company seeks to sell the asset or assets to a Buyer. The Company recognizes as Revenue the gross proceeds from the sale, including Buyer's premiums. In purchase arrangements, the contract with the Seller is not a revenue contract in the scope of the revenue recognition guidance; rather, it is a purchase of inventory. When the Company is acting as an agent (a “consignment” arrangement), its performance obligation is to arrange for the Seller to sell an asset or assets to the Buyer directly. The Company recognizes Fee Revenue based on the sales commissions that are paid to the Company by the Sellers for utilizing the Company's services; in this situation, sales commissions represent a percentage of the gross proceeds from the sale that the Seller pays to the Company upon completion of the transaction.

In both purchase and consignment contracts, the Company sometimes provides distinct services to the Seller, such as returns management, refurbishment of assets, or valuation services. These services are distinct because the Seller could benefit from the services separately from the asset sale, and as such they are treated as separate performance obligations. Some services provided to Sellers are not distinct, like providing access to the Company’s e-commerce marketplaces or promoting the asset or assets for sale, because they could not benefit the Seller separately from the sale of the asset or assets.

The consideration received from Buyers and Sellers includes (1) Buyer’s premiums, (2) Seller’s commissions, and (3) fees for services, including reimbursed expenses. Consideration is variable based on units, final auction prices, or other factors, until the Buyer’s purchase of the asset or assets is complete, or the service has been provided. Recognition of variable consideration that is based on the results of auctions or purchases by Buyers is constrained until those transactions have been finalized. The Company estimates and recognizes amounts related to sales returns, discounts or rebates promised to customers, and reimbursed expenses, however, those estimates are not significant relative to the Company's consolidated revenues. The total transaction price is allocated to each distinct performance obligation and revenue is recognized when or as the performance obligation is satisfied. Variable consideration is allocated to individual performance obligations when the variable consideration is related to satisfying that performance obligation and consistent with the allocation objective. The Company's revenue is generally recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and PayPal, an Internet-based payment system, as methods of payments. Goods are generally not shipped before payment is received. For certain transactions, payment is due upon invoice and the payment terms vary depending on the business segment.

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

For the Company's Machinio business segment, the performance obligation is satisfied over time as the Company provides the sales listing services over the term of the subscription. At September 30, 2019, the Machinio business segment had a remaining performance obligation of $3.0 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.
Cost of Goods Sold
Cost of goods sold includes the costs of purchasing and transporting property for auction, shipping and handling costs, as well as credit card transaction fees. The Company purchases the majority of its inventory at a percentage of the vendor's original acquisition cost under the Surplus Contract and certain commercial contracts, and at a percentage of the vendor's last retail price under certain commercial contracts. Title for the inventory passes to the Company at the time of purchase and the Company bears the risks and rewards of ownership. The Company does not have title to assets sold on behalf of its commercial or government Sellers when it performs under a consignment arrangement and, as such, recognizes no inventory and related cost of goods sold associated with those sales.
Contract Assets and Liabilities
Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a Seller. The contract asset balance was $0.7 million as of October 1, 2018 and $0.3 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets on the consolidated balance sheets.
Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $2.1 million as of October 1, 2018, and $3.0 million as of September 30, 2019 and is included in the line item Deferred revenue on the consolidated balance sheets. Of the October 1, 2018 contract liability balance, $2.1 million was earned as Fee Revenue during the year ended September 30, 2019.
Contract Costs
Contract costs relate to sales commissions paid on consignment contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $0.1 million as of October 1, 2018 and $0.5 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets and Other assets on the consolidated balance sheet. Amortization expense was immaterial during the year ended September 30, 2019.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of Cash and cash equivalents in banks over FDIC limits, Short-term investments, and Accounts receivable. The Company deposits its Cash and cash equivalents with and acquires Short-term investments from financial institutions that the Company considers to be of high credit quality.
During the years ended September 30, 2019, 2018, and 2017, the Company had two material vendor contracts with the Department of Defense (DoD) under which it acquired, managed and sold government property. Revenue from the sale of property acquired, as well as provision of services, under the Surplus Contract accounted for 0%, 12.4%, and 27.6%, of the Company's consolidated revenue for the years ended September 30, 2019, 2018, and 2017, respectively. Revenue from the sale of property acquired under the Scrap Contract accounted for 7.4%, 10.2% and 11.1% of the Company's total revenue for the years ended September 30, 2019, 2018, and 2017, respectively. These contracts are included within the Company's CAG segment. See Note 3, Significant Contracts, for further information related to the Scrap and Surplus Contracts.
Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. The property purchased under this contract represented 43.6%, 33.7%, and 21.8% of cost of goods sold for the years ended September 30, 2019, 2018, and 2017, respectively. This contract is included within the RSCG segment.
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

The Company applies the authoritative guidance related to uncertainty in income taxes. Accounting Standards Codification (ASC) 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. During the year ended September 30, 2019, the Company recorded a charge of $0.3 million for unrecognized tax benefits related to foreign operations. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions including, among others, Canada and the U.K.
Stock-Based Compensation
The Company has incentive plans under which stock options, restricted stock units, restricted stock awards, and stock appreciation rights are issued. The awards issued can contain service conditions, performance conditions based upon Company financial results, and/or market conditions based upon changes in the Company's stock price.
Service- and performance-based stock awards are measured at fair value on their grant date. Stock options and stock appreciation rights are measured at fair value using the Black-Scholes option-pricing model. However, because the stock appreciation rights are cash settled, they are also measured at fair value in each reporting period. The Black-Scholes option-pricing model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company's historical results. Restricted stock units and restricted stock awards are measured at fair value using the closing price of the Company's stock on the grant date. For service-based stock awards, the Company recognizes expense on a straight-line basis over the service period, which is generally a period one to four years. For performance-based stock awards, the Company recognizes expense on a straight-line basis over the derived service period expected to be required to achieve the performance condition. The Company records a cumulative adjustment to compensation expense for performance-based awards if there is a change in determination of whether it is probable that the performance condition will be achieved.
Market-based stock awards are measured at fair value on their grant date using a Monte Carlo simulation. The Monte Carlo simulation includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company's historical results. For market-based stock option and restricted stock awards, the Company recognizes expense on a straight-line basis over the derived service period determined by the Monte Carlo simulation, for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company, however, does not reverse expense recognized if the stock price target(s) are not ultimately achieved, as required by equity accounting for market-based awards. For market-based stock appreciation rights, because they are cash settled, they are measured at fair value in each reporting period. The Company recognized expense on a straight-line basis over the derived service period determined by the Monte Carlo simulation in each reporting period, for each stock price target within

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period, and reverses expense recognized if the stock price target(s) are not ultimately achieved, as required by liability accounting for market-based awards.
The Company recognizes the impact of forfeitures in the period they occur. This policy was adopted in the first quarter of 2018 due to the adoption of ASU 2016-09, which resulted in a $0.2 million retained earnings adjustment as of October 1, 2017.
Compensation expense from the stock awards is included in the same lines on the consolidated statements of operations as the cash compensation to the employees receiving the stock awards.
Excess tax benefits realized from stock awards are reported as cash flows from operating activities on the consolidated statement of cash flows.
Advertising Costs
Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $2.7 million, $3.6 million and $5.2 million for the years ended September 30, 2019, 2018 and 2017, respectively.
Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is primarily the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in accumulated other comprehensive (loss) income, a separate component of stockholders' equity. Realized and unrealized foreign currency transaction gains and losses for 2019, 2018 and 2017 are included in interest and other income (expense), net in the Consolidated Statements of Operations.
Accumulated Other Comprehensive Income (loss)
The following table shows the changes in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2016	$(7,345)	$(1,226)	$(8,571)
Current-period other comprehensive (loss) income	551	1,589	2,140
Balance at September 30, 2017	(6,794)	363	(6,431)
Current-period other comprehensive (loss) income	(791)	773	(18)
Balance at September 30, 2018	(7,585)	1,136	(6,449)
Current-period other comprehensive (loss) income	(984)	(540)	(1,524)
Balance at September 30, 2019	$(8,569)	$596	$(7,973)

Net Income (Loss) Per Share (EPS)
The Company calculates basic EPS by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period. Unvested restricted stock awards, which are included in shares issued and outstanding on the consolidated balance sheets, are excluded from weighted-average number of common shares outstanding during the reporting period because they do not have nonforfeitable rights to dividends.
The Company calculates diluted EPS giving effect to potentially dilutive common shares using the treasury stock method. The Company's potentially dilutive common shares include stock options, restricted stock units, and restricted stock awards. For such awards that have performance- or market-conditions, they are considered only when those performance- or market-conditions have been satisfied as of the reporting date. However, in periods of a net loss, the Company's diluted EPS will equal its basic EPS, as all its potential common shares are anti-dilutive in that case.
For the years ended September 30, 2019, September 30, 2018 and 2017, the Company operated at a net loss, and basic and diluted weighted average common shares were the same because the inclusion of potentially dilutive common shares would have been anti-dilutive. See Note 11 for outstanding stock options, restricted stock units, and restricted stock awards, all of which are anti-dilutive as of September 30, 2019.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
The cumulative effect of the changes made to the consolidated October 1, 2018 balance sheet for the adoption of ASC 606 was as follows (in thousands):

	Balance at September 30, 2018	Adjustment due to adoption of ASC 606	Balance as adjusted at October 1, 2018
Prepaid expenses and other current assets	$7,816	$671	$8,487
Other assets	$14,124	$59	$14,183
Accumulated deficit	$(100,045)	$730	$(99,315)

The impact of adopting ASC 606 on the Company’s consolidated statement of operations and the consolidated balance sheet for the year ended September 30, 2019 was as follows (in thousands):

	Year ended September 30, 2019
	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Consolidated statement of operations:
Fee revenue	78,636	78,989	(353)

	September 30, 2019
	As reported	Balance without adoption of ASC 606	Effect of change Higher/(lower)
Consolidated balance sheet:
Prepaid expenses and other current assets	8,350	7,844	506
Other assets	12,136	11,827	309
Accumulated deficit	(118,572)	(117,757)	(815)

In March 2017, the FASB issued ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes how employers that sponsor defined benefit pension and/or other postretirement benefit plans present the cost of the benefits in the income statement. Under this standard, employers will present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. Employers will present the other components of the net periodic benefit cost separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. The adoption of ASU 2017-07 on October 1, 2018, using the retrospective method, did not have a material impact on the Company's consolidated financial statements. As a result of adopting this standard $347 thousand, $335 thousand and $244 thousand for years ended September 30, 2019, 2018 and 2017, respectively, were reclassified in the consolidated statement of operations from General and administrative, a component of loss from operations, to Interest and other income, net, which is outside of loss from operations.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company also adopted the following ASUs during the year ended September 30, 2019 that did not have a significant impact on the consolidated financial statements or the related footnote disclosures:

Accounting Standards Update		Effective Date

2017-09	Scope of Modification Accounting	October 1, 2018
2017-01	Clarifying the Definition of a Business	October 1, 2018
2016-16	Intra-Entity Transfers of Assets Other Than Inventory	October 1, 2018
2016-15	Classification of Certain Cash Receipts and Cash Payments	October 1, 2018
2016-01	Recognition and Measurement of Financial Assets and Liabilities, as updated by 2018-03	October 1, 2018
2017-04	Simplifying the Test for Goodwill Impairment	July 1, 2019
2018-14	Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans	September 30, 2019
2018-13	Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements	September 30, 2019

Accounting Standards Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), or ASC 842. ASC 842, including all amendments and related guidance, will change the way the Company recognizes its leased assets. It will require organizations that lease assets—referred to as "lessees"—to recognize on the balance sheet the assets and liabilities representing the rights and obligations created by those leases. ASC 842 will also require disclosures to help investors and other financial statement users better understand the amount, timing and uncertainty of cash flows arising from leases. The guidance will be effective for the Company beginning on October 1, 2019. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into, after either the adoption date or the beginning of the earliest comparative period presented in the financial statements. In its adoption of ASU 842, the Company will not adjust its comparative periods. In addition, the Company will elect to use the package of practical expedients offered by ASC 842, which will permit the Company to not reassess whether a contract is or contains a lease, lease classification, or initial direct costs. The Company will not apply hindsight when determining the lease term. For all of its asset classes, the Company will account for both lease and non-lease components as a single component and account for it as a lease, and the Company will not recognize right-of-use assets or lease liabilities for its short-term leases. The Company will use incremental borrowing rates that average between 6% and 7%, which are consistent with the lease term determined at the lease's commencement. The Company is substantially complete with its adoption of ASC 842, and expects to recognize $11.0 to $12.5 million of operating right-of-use assets and $12.0 to $13.5 million of operating lease liabilities in the Company's consolidated balance sheets on October 1, 2019. The Company does not expect to have significant finance lease assets or liabilities. Adopting ASC 842 will also require the Company to make quantitative and qualitative disclosures about its leases.

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

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023 and will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts Receivable, Short-term Investments, and Promissory Note. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company has also completed its evaluation of the following ASUs, which are not expected to have a significant impact on the consolidated financial statements or the related footnote disclosures:

Accounting Standards Update		Effective Date

2018-07	Improvements to Nonemployee Share-based Payment Accounting	October 1, 2019
2018-02	Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income	October 1, 2019

3. DoD Contracts with DLA Disposition Services
Historically, the Company had two material vendor contracts with the DoD, the Scrap Contract and the Surplus Contract. Both contracts have concluded as of September 30, 2019.
Under the Scrap Contract, which concluded on September 30, 2019, the Company was the remarketer of all DoD non-electronic scrap turned into the Defense Logistics Agency (DLA) available for sale within the United States, Puerto Rico, and Guam. The Company paid a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bore all of the costs for the sorting, merchandising and sale of the property. Revenue from the Scrap Contract accounted for 7.4%, 10.2%, and 11.1% of the Company's consolidated revenue for the years ended September 30, 2019, 2018 and 2017, respectively.

Under the Surplus Contract, which concluded on June 30, 2018, the Company managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items the DoD determined were no longer needed, and not claimed for reuse by any federal agency, such as consumer electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract required the Company to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value. The Company retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property. Revenue from the Surplus Contract accounted for 0%, 12.4% and 27.6%, of the Company's consolidated revenue for the years ended September 30, 2019, 2018 and 2017, respectively.
4. Acquisition
Machinio
On July 10, 2018, the Company, acquired 100% of the issued and outstanding capital stock of Machinio. Machinio operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. The reason for the acquisition was to expand the services and channels the Company offers to its Sellers, and to grow the Company's network of Buyers. For segment reporting purposes, Machinio is a separate reportable segment.

The consideration paid to the Sellers for the acquisition of Machinio equity was $19.9 million in cash, earn-out consideration, and Company equity, including the acquisition of Machinio cash of $1.5 million at the closing and a closing working capital purchase price adjustment (for a net cash consideration of $16.7 million). Shares of restricted stock of the Company issued in a private placement to Machinio executives in exchange for their shares of Machinio stock valued at $2.0 million were included in the consideration. In addition, the Machinio sellers are eligible to receive earn-out consideration up to $5.0 million, based upon Machinio's adjusted EBITDA performance for the calendar year ended December 31, 2019. The earn-out consideration was valued at $1.2 million at the acquisition date. The earn-out consideration is subsequent to fair value measurement each reporting period until its expected settlement in the third quarter of fiscal 2020, see Note 12 for further details.

In connection with the acquisition, the Company issued restricted stock units and restricted stock awards valued at $4.7 million in the aggregate to Machinio’s executives and employees. The restricted stock units and restricted stock awards are subject to performance-based vesting, based upon Machinio's achievement of certain annual revenue and adjusted EBITDA targets through calendar year 2021, in each case, subject to each recipient’s continued employment with the Company on such vesting dates and other standard terms and conditions set forth in the respective grant agreements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Under the acquisition method of accounting, the total estimated purchase price is allocated to Machinio's net tangible and intangible assets acquired based on their estimated fair values as of July 10, 2018. Based on management's valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, goodwill of $14.6 million was recorded, of which zero is deductible for tax purposes. The purchase price was allocated as follows:

Consideration Amount
(in thousands)
Other Current Assets	$106
Goodwill	14,558
Customer relationships intangible asset	3,100
Developed technology intangible asset	2,700
Trade name intangible asset	1,500
Property and equipment and other long-term assets	252
Liabilities excluding deferred revenue	(956)
Deferred revenue	(1,400)
Total consideration	$19,860

Related to the recognition of intangible assets for customer relationships, developed technology, and trade name, as well as the earn-out consideration and deferred revenue, certain nonrecurring fair value measurements were performed as of the acquisition date under the provisions of ASC 805. The fair value measurements were classified as Level 3 assets within the fair value hierarchy under the provisions of ASC 820 and ASC 805. The significant unobservable inputs used in the fair value measurements categorized within Level 3 of the fair value hierarchy were discount rates ranging from 30% to 35% for the identifiable intangible assets and deferred revenue and 12% to 17% for the contingent consideration. The valuation processes used included the relief from royalty method and the multi-period excess earnings method for the identifiable intangible assets, cost to fulfill method for the deferred revenue, and a Monte Carlo simulation to estimate the fair value of the contingent consideration.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2019	2018
	(in thousands)
Computers and purchased software	$2,234	$2,488
Internally developed software for internal-use	12,166	8,094
Office/Operational equipment	6,154	5,957
Leasehold improvements	2,965	2,918
Building	2,604	2,572
Furniture and fixtures	1,075	1,056
Vehicles	1,091	858
Land	754	754
Construction in progress	369	2,991
Total property and equipment	29,412	27,688
Less: Accumulated depreciation and amortization	(10,566)	(11,078)
Total property and equipment, net	$18,846	$16,610

Depreciation and amortization expense related to property and equipment for the years ended September 30, 2019, 2018 and 2017, was $3.7 million, $4.2 million and $4.8 million, respectively. Included in those amounts is amortization of internally developed software for internal-use of $1.2 million, $1.4 million and $0.4 million, respectively.
There were no property and equipment impairment charges for the years ended September 30, 2019 and 2018. During the year ended September 30, 2017, the Company recorded $0.6 million in leasehold improvement impairment charges associated with its IronDirect business. These impairment charges are recorded in the Acquisition costs and impairment of goodwill and long-lived assets line item in the Consolidated Statements of Operations.
6. Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Goodwill (in thousands)	RSCG	CAG	GovDeals	Machinio	Total
Balance at September 30, 2016	$—	$21,403	$23,731	$—	$45,134
Translation adjustments	—	254	—	—	254
Balance at September 30, 2017	$—	$21,657	$23,731	$—	$45,388
Business acquisition	—	—	—	14,558	14,558
Translation adjustments	—	(127)	—	—	(127)
Balance at September 30, 2018	$—	$21,530	$23,731	$14,558	$59,819
Translation adjustments	—	(352)	—	—	(352)
Balance at September 30, 2019	$—	$21,178	$23,731	$14,558	$59,467
Accumulated goodwill impairment losses as of September 30, 2019 and 2018 were $168.6 million.
Impairment Analysis
As of July 1, 2019, the Company performed a fair-value based test for all reporting units and determined each of its reporting units with goodwill balances substantially exceeded their carrying values, except for the Machinio reporting unit. The fair value of the Machinio reporting unit, which was acquired by the Company on July 10, 2018, exceeded its carrying value by approximately 11%. No impairment charge was recorded as a result of the annual test.
As of July 1, 2018, and July 1, 2017, the Company performed a fair-value based test for all reporting units and determined each of its reporting units with goodwill balances substantially exceeded their carrying values. No impairment charge was recorded as a result of these annual tests.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair values of the Company's reporting units were determined using discounted cash flow models, where cash flows were based upon Company estimates of future operating results for each reporting unit, and were discounted by a rate that reflected the risk inherent in each reporting unit's estimated cash flows.
7. Intangible Assets
Intangible assets consist of the following:

		Balance as of September 30, 2019			Balance as of September 30, 2018
	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted average useful Life (in years)
		(in thousands)			(in thousands)
Contract intangibles	6.0	$3,100	$(646)	$2,454	$3,100	$(129)	$2,971	6.0
Brand and technology	5.0	2,700	(675)	2,025	2,700	(135)	2,565	5.0
Patent and trademarks	7 - 10	2,276	(712)	1,564	2,269	(439)	1,830	7.8
Total intangible assets, net		$8,076	$(2,033)	$6,043	$8,069	$(703)	$7,366
Future expected amortization of intangible assets at September 30, 2019, is as follows:

Year Ending September 30,	Amortization
(in thousands)
2020	$1,336
2021	1,331
2022	1,322
2023	1,178
2024	640
2025 and after	236
Total	$6,043
Amortization expense related to intangible assets for the years ended September 30, 2019, 2018 and 2017 was $1.3 million, $0.4 million and $1.0 million, respectively.
Impairment Analysis

The Company did not record intangible asset impairment charges during the years ended September 30, 2019 and 2018. During the year ended September 30, 2017, the Company recorded a $1.3 million impairment charge for contract intangibles associated with its IronDirect and TruckCenter businesses. These impairment charges are recorded in the Acquisition costs and impairment of goodwill and long-lived assets line item in the Consolidated Statements of Operations.
8. Commitments and Contingencies
Leases
The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2024. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $0.4 million and $0.6 million, at September 30, 2019 and September 30, 2018, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Future minimum payments under the leases as of September 30, 2019, are as follows:

Year Ending September 30,	Operating Lease Payments	Capital Lease Payments	Total
	(in thousands)
2020	$5,572	$52	$5,624
2021	3,551	53	3,604
2022	2,279	53	2,332
2023	1,500	54	1,554
2024	545	160	705
Total future minimum lease payments	$13,447	$372	$13,819

Rent expense for the years ended September 30, 2019, 2018 and 2017, was $5.9 million, $10.7 million, and $10.8 million, respectively.
Contingencies
During the year ended September 30, 2019, the Company determined that it was probable that a liability would result from a sales tax audit performed by the State of California. The liability was $0.6 million, including interest and penalties, and is recorded as a component of Accrued expenses and other current liabilities in the consolidated balance sheets as of September 30, 2019. The liability was paid in the first quarter of fiscal 2020.
9. 401(k) Benefit Plan
The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. For the years ended September 30, 2019, September 30, 2018 and September 30, 2017, the Company recorded expenses of $1.6 million, $1.4 million and $2.1 million, respectively, related to its contributions to the Plan.
10. Income Taxes
The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2019	2018	2017
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$—	$108	$(234)
State	453	714	613
Foreign	611	795	(210)
	1,064	1,617	169
Deferred tax provision (benefit):
U.S. Federal	103	(6,796)	(592)
State	(31)	(4,182)	(86)
Foreign	64	33	58
	136	(10,945)	(620)
Total (benefit) provision	$1,200	$(9,328)	$(451)

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2019	2018
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$13,009	$10,163
Net operating losses—U.S.	34,856	32,328
Accrued vacation and bonus	674	437
Inventory capitalization	226	238
Allowance for doubtful accounts	87	47
Stock compensation expense	1,989	3,455
Restructuring costs	42	353
Depreciation	485	—
Other	953	1,158
Total deferred tax assets before valuation allowance	52,321	48,179
Less: valuation allowance	(41,909)	(39,337)
Net deferred tax assets	10,412	8,842
Deferred tax liabilities:
Amortization of intangibles	408	204
Amortization of goodwill	6,374	5,949
Depreciation	—	37
Capitalized costs	3,730	2,542
Pension liability	482	556
Total deferred tax liabilities	$10,994	$9,288
Net deferred taxes	$(582)	$(446)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2019	2018	2017
U.S. statutory rate	21.0%	24.5%	35.0%
Permanent items	(6.8)%	(1.2)%	(0.9)%
State taxes	(0.4)%	0.1%	1.2%
Net foreign rate differential	(0.6)%	(1.3)%	(2.8)%
Unrecognized tax benefits	(1.5)%	(0.5)%	3.51%
Change in valuation allowance	(22.5)%	(31.6)%	(34.8)%
Benefit from new Tax Act	—%	51.3%	—%
Other	4.2%	3.3%	(0.1)%
Provision for income taxes	(6.6)%	44.6%	1.1%

At September 30, 2019 and September 30, 2018, the Company had federal and state deferred tax assets of $27.9 million and $28.4 million, respectively, related to available federal and state net operating loss (NOL) carryforwards and other U.S. deductible temporary differences. The NOL carryforwards expire beginning in 2035. At September 30, 2019 and September 30, 2018, the Company had deferred tax assets related to available foreign NOL carryforwards of $13.0 million and $10.2 million

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

respectively. All but $0.4 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2020.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“The Tax Act”) was signed into law. The Tax Act reduced the corporate tax rate from 35% to 21%. The rate change was administratively effective at the beginning of the Company’s 2018 fiscal year, using a blended rate of 24.5%. At September 30, 2018, the Company had not yet completed its accounting for the tax effects of the Tax Act; however, the Company recorded a provisional benefit of $10.7 million in 2018 for the remeasurement of its deferred tax balance and recognition of the realizability of its deferred tax assets. During the three months ended December 31, 2018, the Company completed its accounting for the tax effects of the Tax Act and determined no change to the amount recorded in fiscal year 2018 was required.
The international provisions of the Tax Act establish a territorial tax system and subject certain foreign earnings on which U.S. tax is currently deferred to a one-time transition tax. During the three months ended December 31, 2018, the Company completed its analysis of foreign earnings and determined that no one-time transition tax was due. As a result, the Company has not recorded any impact in its financial statements for the years ended September 30, 2019 or 2018.

The Tax Act subjects a U.S. shareholder to a minimum tax on "global intangible low-taxed income" ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as an expense in the period the tax is incurred.
The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2019. Such objective evidence limits the ability to consider other evidence such as our projections for future growth. On the basis of this evaluation, the Company recorded a net change to its valuation allowance of $2.6 million to bring the total valuation allowance to $41.9 million at September 30, 2019.
On July 10, 2018, the Company acquired 100% of the stock of Machinio for $19.9 million. Under the acquisition method of accounting, the Company recorded a net deferred tax liability of $0.7 million comprised primarily of acquired intangibles netted against NOLs and other deferred assets and recognized a $0.7 million tax benefit from a reduction to its valuation allowance. The total amount of acquired NOLs, which are subject to limitations under Section 382, were $1.4 million.
The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was $2.8 million as of September 30, 2019. As of September 30, 2019, and 2018, $21.0 million and $14.4 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits:

	Year Ended September 30, (In thousands)
	2019	2018	2017
Beginning balance at October 1	$—	$—	$725
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	273	107	1,426
Reductions for tax positions of prior years	—	(107)	(229)
Settlements	—	—	(1,922)
Balance at September 30	$273	$—	$—

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During 2019, the Company recorded a charge of $0.3 million for unrecognized tax benefits related to foreign operations.
The Company recognizes interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

jurisdictions, primarily Canada and the U.K. The Company has no open income tax examinations and the statute of limitations for years prior to 2016 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2016 may be adjusted upon examination by tax authorities if they are utilized.
11. Equity Transactions
Stock Compensation Incentive Plans
The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Second Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio. As of September 30, 2019, the Company has reserved a total of 16,300,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of September 30, 2019, 1,321,256 shares of common stock remained available for use.
Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Year Ended September 30,
	2019	2018	2017
Equity-classified awards:
Stock options	$1,530	$858	$869
RSUs & RSAs	4,496	5,454	7,308
Liability-classified awards:
SARs	$482	$285	$(800)
Total stock compensation expense:	$6,508	$6,597	$7,377

The Company’s total liabilities for liability-classified stock compensation awards was $758 thousand and $749 thousand as of September 30, 2019 and 2018, the current portion of which was $707 thousand and $557 thousand, respectively.

Share-Based Award Activity

Stock Options

The table below presents stock option activity (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2018	2,018,323	$10.49	5.13	$1,143
Granted	1,134,316	$6.32		$—
Exercised	(132,633)	$4.44		$307
Forfeited	(347,728)	$6.78		$279
Outstanding as of September 30, 2019	2,672,278	$9.50	6.19	$2,502
Vested and expected to vest as of September 30, 2019	2,609,071	$9.58	6.15	$2,409
Exercisable as of September 30, 2019	1,270,164	$12.94	4.37	$876

Of the 1,402,114 stock options not yet exercisable as of September 30, 2019, 618,488 can become exercisable by satisfying service conditions only, and 783,626 can become exercisable by satisfying service and performance or market conditions.

Stock options containing only service conditions generally vest over periods of one to four years and expire five to ten years from the date of grant. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2019,

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

there was $1.4 million of unrecognized compensation cost related to stock options containing only service conditions, which is expected to be recognized over a weighted-average period of 2.9 years

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the years ended September 30, 2019, 2018 and 2017 were as follows:

Year ended September 30
	2019	2018	2017
Dividend yield	—	—	—
Expected volatility	47.8% - 53.7%	50.8% - 58.6%	54.2% - 54.9%
Risk-free interest rate	1.9% - 2.8%	0.5% - 2.7%	1.7% - 2.2%
Expected term	4.2- 7.1 years	3.8 years	3.8 years

The weighted-average grant date fair value of options granted during the year-ended September 30, 2019, 2018 and 2017 was $2.70, $2.04 and $3.58, respectively. The total intrinsic value of options exercised during 2019, 2018 and 2017 was $307 thousand, $30 thousand and $24 thousand, respectively.

Stock options containing performance conditions are discussed separately in the section below.

RSUs & RSAs

The table below presents RSU & RSA activity (aggregate fair value in thousands):

	RSU & RSA	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of September 30, 2018	2,316,865	$7.19	2.17	$14,712
Granted	612,728	$6.70		$4,103
Exercised	(731,433)	$6.85		$4,757
Forfeited	(274,171)	$7.02		$1,939
Outstanding as of September 30, 2019	1,923,989	$7.19	2.09	$14,237
Expected to vest as of September 30, 2019	1,193,034	$6.96	2.18	$8,828
Of the outstanding RSUs & RSAs as of September 30, 2019, 748,670 can vest by satisfying service conditions only, and 1,175,310 can vest by satisfying service and performance or market conditions.

RSUs containing only service conditions vest ratably each year over periods of one to four years. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2019, there was $2.9 million of unrecognized compensation cost related to RSUs containing only service conditions, which is expected to be recognized over a weighted-average period of 2.5 years.

RSUs and RSAs containing performance conditions and market conditions are discussed separately in the section below.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

SARs

The table below presents SAR award activity (aggregate intrinsic value in thousands):

	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2018	934,205	$7.23	0.78	$789
Granted	95,000	$6.11		$—
Exercised	(181,009)	$4.57		$491
Forfeited	(414,614)	$8.90		$74
Outstanding as of September 30, 2019	433,582	$6.49	0.93	$748
Vested and expected to vest as of September 30, 2019	379,179	$5.95	0.92	$748
Exercisable as of September 30, 2019	143,375	$5.83	0.23	$316

Of the 290,207 SARs not yet exercisable as of September 30, 2019, 164,088 can become exercisable by satisfying service conditions only, and 126,119 can become exercisable by satisfying service and performance or market conditions.

As of September 30, 2019, there was $0.1 million of unrecognized compensation cost related to SARs containing only service conditions, which is expected to be recognized over a weighted-average period of 3.2 years. The Company made cash payments of $0.5 million, $0.2 million and $0.3 million to settle SARs exercised during the years ended September 30, 2019, 2018 and 2017, respectively.

The fair value of outstanding SARs containing only service conditions is estimated using the Black-Scholes option-pricing model. The range of assumptions used to determine the fair value of outstanding SARs as of September 30, 2019, 2018, and 2017 were as follows:

Year ended September 30
	2019	2018	2017
Dividend yield	—	—	—
Expected volatility	38.2% - 48.8%	34.9% - 53.6%	38.2% - 48.8%
Risk-free interest rate	1.3% - 1.7%	2.6% - 2.8%	1.3% - 1.6%
Expected term	0.1-3.3 years	0.1-2.0 years	1.0-3.0 years

As of September 30, 2019 and 2018, the weighted-average fair value of SARs outstanding was $1.7 and $0.8 per award.
SARs containing performance conditions and market conditions are discussed separately in the section below.

Stock Awards Containing Performance and Market Conditions

Stock awards containing performance conditions vest upon the achievement of specified financial targets of the Company or its business units. Vesting is generally measured on the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing twelve months performance of the Company or its business units. When it is probable that the performance targets will be achieved, stock compensation expense is recognized ratably over the derived service period. If the Company determines that achievement of the performance targets is no longer probable, the Company no longer records expense and reverses all previously recognized expense. As of September 30, 2019, there was $0.6 million of unrecognized compensation costs related to stock options and RSUs & RSAs, containing performance conditions that are considered probable of being met, which is expected to be recognized over a weighted-average period of 2.2 years.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Stock awards containing market conditions vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the award, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. For equity-classified awards, the Company does not reverse expense recognized if the stock price target(s) are not ultimately achieved, but expense is reversed when such situations occur for liability classified awards. As of September 30, 2019, there was $1.2 million of unrecognized compensation costs related to stock options, RSUs and SARs, containing market conditions, which is expected to be recognized over a weighted-average period of 1.7 years.

The fair value of stock options, RSUs and SARs containing market conditions is estimated using Monte Carlo simulations. The range of assumptions used to determine the fair value of these awards during the years ended September 30, 2019 and 2018 were as follows:

	Year ended September 30
	2019	2018	2017
Dividend yield	—	—	—
Expected volatility	45.5% - 55.0%	50.0% - 54.5%	—%
Risk-free interest rate	1.5% - 2.9%	2.0% - 2.5%	—%
Expected holding period (% of remaining term)	25.9% - 100.0%	20.3%	—%

There were no stock awards containing market conditions granted during 2017.

Share Repurchase Program
The Board of Directors authorized the Company to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using the Company's available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in May 2016. The Company did not repurchase shares under this program during the twelve months ended September 30, 2019. As of September 30, 2019, the Company may repurchase an additional $10.1 million of shares under this program.
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
During the year ended September 30, 2018, and as a result of the acquisition of Machinio, the Company recorded contingent consideration which is measured at fair value (Level 3) at September 30, 2019 and 2018. The Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The simulation estimated Machinio's adjusted EBITDA over the calendar year 2019 earn-out period using a market-based volatility factor and market interest rates resulting in an average adjusted EBITDA. A present value factor was applied based on the expected settlement date of the contingent consideration. The liability for this consideration is included in Accrued expenses and other current liabilities in the consolidated balance sheets as of September 30, 2019, and in Deferred taxes and other long-term liabilities as of September 30, 2018, as the earn-out is expected to settle prior to the end of the third quarter of fiscal 2020.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The changes in the earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2019, are as follows (dollars in thousands):

Contingent Consideration

Balance at September 30, 2018	$1,300
Change in fair value of earn-out liability	3,500
Balance at September 30, 2019	$4,800

The increase in the fair value of the earn-out liability is primarily due to an increase in Machinio's estimated adjusted EBITDA over the earn-out period, which was the result of Machinio's realized adjusted EBITDA for the nine months ended September 30, 2019 exceeding the previous estimate. Secondary factors for the increase in fair value relate to the present value factor, which was impacted by the shorter period remaining until the earn out payment date, as well as a change in market conditions that reduced interest rates and the weighted average cost of capital.

Management’s estimation of the fair value of these assets and liabilities is based on the best information available in the circumstances and may incorporate management's own assumptions regarding market demand for these assets. Such assumptions involve management's judgment, taking into consideration a combination of internal and external factors. Changes in fair value of the Company's Level 3 assets and liabilities are recorded in Other operating expenses in the Consolidated Statements of Operations.

During the years ended September 30, 2019 and 2018, the Company invested $30.0 million and $20.0 million in certificates of deposit, respectively, with maturities of six months or less, and interest rates between 1.97% and 2.8%. These assets were measured at fair value and were classified as Level 1 assets within the fair value hierarchy.

The Company’s financial assets not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), accounts receivable, and a promissory note. The Company believes the carrying value of these instruments approximates fair value.

As of September 30, 2019 and 2018, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.
13. Defined Benefit Pension Plan
Certain employees of Liquidity Services UK Limited ("GoIndustry"), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the "Scheme"), a qualified defined benefit pension plan. The Company guarantees GoIndustry's performance on all present and future obligations to make payments to the Scheme for up to a maximum of 10 million British pounds. The Scheme was closed to new members on January 1, 2002.
The Company recognizes the funded status of its postretirement benefit plans, with a corresponding noncash adjustment to accumulated other comprehensive loss, net of tax, in stockholders' equity. The funded status is measured as the difference between the fair value of the Scheme's assets and the benefit obligation of the Scheme.
The net periodic benefit cost recognized for the years ended September 30, 2019, 2018 and 2017, included the following components:

	Year Ended September 30,
	2019	2018	2017
	(in thousands)
Interest cost	$618	$651	$582
Expected return on plan assets	(965)	(986)	(826)
Total net periodic benefit	$(347)	$(335)	$(244)

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2019 and 2018:

	Year Ended September 30,
	2019	2018
	(in thousands)
Change in benefit obligation
Beginning balance	$22,226	$25,085
Interest cost	618	651
Benefits paid	(879)	(2,297)
Actuarial loss/(gain)	2,508	(590)
Foreign currency exchange rate changes	(1,233)	(623)
Ending balance	$23,240	$22,226

	Year Ended September 30,
	2019	2018
	(in thousands)
Change in plan assets
Beginning balance at fair value	$25,132	$26,943
Actual return on plan assets	3,003	1,175
Benefits paid	(879)	(2,297)
Employer's contributions	—	—
Foreign currency exchange rate changes	(1,477)	(689)
Ending balance at fair value	$25,779	$25,132
Overfunded status of the Scheme	$2,539	$2,906

The accrued pension asset of $2.5 million is recorded in Other long-term assets in the Consolidated Balance Sheet. Because the Scheme is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, which was $23.2 million and $22.2 million at September 30, 2019 and 2018, respectively.
The amounts recognized in other comprehensive (income) loss related to the Company's qualified defined benefit pension plan, net of taxes, and the related foreign currency translation adjustments, for the years ended September 30, 2019 and 2018, is shown in the following table:

	Year Ended September 30,
	2019	2018
	(in thousands)
Accumulated other comprehensive (income) loss at beginning of year	$(892)	$(123)
Net actuarial gain (loss)	540	(773)
Foreign currency translation adjustments	49	4
Accumulated other comprehensive (income) loss at end of year	$(303)	$(892)
The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Actuarial Assumptions
The actuarial assumptions used to determine the benefit obligations at September 30, 2019 and 2018, and to determine the net periodic (benefit) cost for the year were as follows:

	September 30, 2019	September 30, 2018
Discount rate to determine net periodic (benefit) cost	2.90%	2.70%
Expected return on plan assets	4.00%	3.80%
Discount rate to determine benefit obligations	1.80%	2.90%
Rate of increases to deferred CPI linked benefits	2.10%	2.20%
Rate of increases to deferred RPI linked benefits	3.20%	3.30%
Mortality—105% for males and females of S2PxA mortality tables, projected in line with the 2018 Continuous Mortality Investigation projection model and a 1.3% per annum long-term rate of improvement.
Estimated Future Benefit Payments
The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2020	$750
2021	705
2022	828
2023	1,112
2024	964
2025 through 2029	4,779
Total	$9,138
Fair Value Measurements
The investment policy and strategy of the plan assets, as established by the Trustees (the "Trustees") of the plan, strive to maximize the likelihood of achieving primary objectives of the investment policy established for the plan, which are:
•Funding—to ensure that the Plan is fully funded using assumptions that contain a modest margin for prudence. Where an actuarial valuation reveals a deficit, a recovery plan will be put in place which will take into account the financial covenant of the employer;
•Stability—to have due regard to the likely level and volatility of required contributions when setting the Plan's investment strategy; and
•Security—to ensure that the solvency position of the Scheme is expected to improve. The Trustees will take into account the strength of employer's covenant when determining the expected improvement in the solvency position of the Plan.
The assets are allocated among equity securities, corporate bonds, and diversified funds. The assets are not rebalanced, but the allocation is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2019 and 2018:

	September 30, 2019	September 30, 2018
Equity securities	19.7%	45.7%
Corporate bonds	56.4%	53.1%
Diversified fund	23.5%	—%
Cash	0.4%	1.2%
Total	100.0%	100.0%

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

Balance as of September 30, 2018	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$11,489	$—	$11,489
Fixed-income securities	—	13,347	—	13,347
Cash equivalents	296	—	—	296
Total	$296	$24,836	$—	$25,132

Balance as of September 30, 2019	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$5,077	$—	$5,077
Corporate bonds	—	14,546	—	14,546
Diversified fund	—	6,062	—	6,062
Cash	94	—	—	94
Total	$94	$25,685	$—	$25,779

Valuation Techniques
The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources.
14. Business Realignment Expenses
Business realignment expenses are associated with management changes, exiting certain businesses, or other cost saving actions, and include employee severance and benefit costs associated with terminations, occupancy costs associated the ceased use of facilities, and other related costs, such as impairments. Business realignment expenses are recorded as a component of Other operating expenses on the Consolidated Statements of Operations.
For the year ended September 30, 2019, business realignment expenses were incurred related to: management changes associated with a strategic reorganization of the Company's go-to-market strategy for self-directed and fully-managed market place services, the conclusion of the Scrap contract, and other cost saving actions.
For the year ended September 30, 2018, business realignment expenses were incurred related to: cost saving actions in the CAG segment and Corporate IT department. These actions were partially offset by an adjustment to reduce the liability associated with the ceased use of the Company's previous headquarters location in Washington D.C. that was initially recognized during the year ended September 30, 2017.
For the year ended September 30, 2017, business realignment expenses were incurred related to: the ceased use of the Company's previous headquarters location in Washington D.C., the exit of the TruckCenter land-base, live action and retail business, cost saving actions in the CAG segment and IronDirect business, including a related onerous contract and impairment charges.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the significant components and activity in the liability for business realignment initiatives during the year ended September 30, 2019, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2017	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2018	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2019
Employee severance and benefit costs:
CAG	$793	$979	$(1,683)	$89	$443	$(118)	$414
Corporate & Other	399	472	(850)	21	1,537	(1,320)	238
Total employee severance and benefit costs	$1,192	$1,451	$(2,533)	$110	$1,980	$(1,438)	$652
Occupancy and other costs:
CAG	—	739	(280)	459	51	(341)	169
Corporate & Other	1,988	(248)	(933)	807	134	(941)	—
Total occupancy and other costs	$1,988	$491	$(1,213)	$1,266	$185	$(1,282)	$169
Total business realignment	$3,180	$1,942	$(3,746)	$1,376	$2,165	$(2,720)	$821
The Company expects that the majority of the remaining liability balance at September 30, 2019 will be paid during fiscal 2020.
15. Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company's management's judgment have a material adverse effect on the Company.

16. Segment Information

The Company provides operating results in four reportable segments: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), Machinio. The Company's reportable segments constituted over 99% of the Company's revenue for the year ended September 30, 2019. Descriptions of our reportable segments are as follows:

•The GovDeals reportable segment provides self-directed service solutions in which Sellers list their own assets, and it consists of marketplaces that enable local and state government entities including city, county and state agencies, as well as commercial businesses located in the United States and Canada to sell surplus and salvage assets. GovDeals also offers a suite of services to Sellers that includes asset sales and marketing. This segment includes the Company's GovDeals.com and AuctionDeals.com marketplaces.

•The CAG reportable segment provides full-service solutions to Sellers and it consists of marketplaces that enable commercial businesses to sell surplus, salvage, and scrap assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial Sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International and GoIndustry DoveBid marketplaces. Prior to the conclusion of the Scrap and Surplus Contracts (see Note 3), CAG sold surplus and scrap assets from the DoD on its Government Liquidation marketplace.

•The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell surplus and salvage consumer goods and retail capital assets. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce services. This segment includes the Company's Liquidation.com, Liquidation.com DIRECT, and Secondipity marketplaces.

•The Machinio reportable segment operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. Machinio was acquired by the Company on July 10, 2018.

We also report results of Corporate & Other, which combines two previously existing operating segments that did not meet the quantitative thresholds to be reportable segments, IronDirect and TruckCenter, with corporate activity and elimination adjustments. The Company exited the TruckCenter business in January 2017 and exited the IronDirect business in January 2019.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

The following table sets forth certain financial information for the Company's reportable segments:

	Year Ended September 30,
(in thousands)	2019	2018	2017
GovDeals:
Revenue	$—	$—	$—
Fee revenue	32,936	30,214	26,853
Total revenue	32,936	30,214	26,853
Gross profit	30,386	27,990	25,172

CAG:
Revenue	36,684	57,717	100,160
Fee revenue	23,558	30,308	44,971
Total revenue	60,242	88,025	145,131
Gross profit	32,679	48,873	71,934

RSCG:
Revenue	110,736	88,295	85,766
Fee revenue	16,585	13,659	9,265
Total revenue	127,321	101,954	95,032
Gross profit	44,967	33,009	30,050

Machinio:
Revenue	—	—	—
Fee revenue	5,598	653	—
Total revenue	5,598	653	—
Gross profit	5,196	501	—

Corporate & Other:
Revenue	469	3,665	2,644
Fee revenue	(41)	3	356
Total revenue	428	3,668	2,999
Gross profit	52	(661)	(2,666)

Consolidated:
Revenue	147,889	149,677	188,570
Fee revenue	78,636	74,837	81,445
Total revenue	226,525	224,514	270,015
Gross profit	113,280	109,712	124,490

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table presents a reconciliation between gross profit used in the reportable segments and the Company's consolidated results:

	Year Ended September 30,
(in thousands)	2019	2018	2017
Reconciliation:
Gross profit	113,280	109,712	124,490
Operating expenses	127,739	130,048	161,083
Other operating expenses	5,049	1,392	3,651
Interest (income) expense and other expense, net	(1,448)	(785)	(606)
Loss before provision for income taxes	(18,060)	(20,943)	(39,638)

Total segment assets reconciled to consolidated amounts are as follows. The amounts as of September 30, 2018 have been be reclassified to match the current year presentation of segment assets.

	September 30,
(in thousands)	2019	2018
Segment Assets:
GovDeals	$75,218	$47,632
CAG	128,918	146,544
RSCG	27,075	19,418
Machinio	26,613	25,916
Corporate & Other, including elimination adjustments	(70,541)	(37,678)
Total Segment Assets:	$187,283	$201,832

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
(in thousands)	2019	2018	2017
United States	$191,816	$193,240	$240,102
Rest of the world	34,709	31,274	29,913
Consolidated	$226,525	$224,514	$270,015

Total long-lived assets by geographic areas are presented as follows:

	September 30,
(in thousands)	2019	2018
United States	$18,455	$16,367
Rest of the world	391	243
Consolidated	$18,846	$16,610

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

	Three months ended
	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019
	(in thousands, except share and per share data)
Revenue	$61,143	$60,097	$50,569	$52,705	$54,053	$56,800	$56,882	$58,790
Gross profit (excludes depreciation and amortization)	$30,200	$27,511	$27,144	$24,857	$26,473	$29,218	$28,551	$29,038
Loss before provision for income taxes	$(6,027)	$(5,276)	$(3,093)	$(6,547)	$(4,756)	$(4,034)	$(4,107)	$(5,163)
Net loss	$(1,212)	$(5,655)	$(3,705)	$(1,043)	$(5,022)	$(4,362)	$(4,649)	$(5,227)
Basic and diluted loss per common share	$(0.04)	$(0.18)	$(0.12)	$(0.03)	$(0.15)	$(0.13)	$(0.14)	$(0.16)
Basic and diluted weighted average shares outstanding	31,876,603	31,972,752	32,104,368	32,425,669	32,808,144	32,987,608	33,164,750	33,291,275

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2017	$44,257	10,122	—	$54,379
Year ended September 30, 2018	54,379	(15,042)	—	39,337
Year ended September 30, 2019	$39,337	2,572	—	$41,909
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2017	$718	357	(407)	$668
Year ended September 30, 2018	668	199	(530)	337
Year ended September 30, 2019	$337	178	(224)	$291
Provision for Inventory allowance (deducted from inventory)
Year ended September 30, 2017	$3,446	10,381	(9,255)	$4,572
Year ended September 30, 2018	4,572	2,494	(6,563)	503
Year ended September 30, 2019	$503	331	(503)	$331

EXHIBIT INDEX

Exhibit No.	Description
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

2.3	First Amendment to Purchase and Sale Agreement dated September 30, 2015 by and between Jacobs Trading, LLC and Tanager Acquisitions, LLC.
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

4.2	Description of Securities
10.1#
Executive Employment Agreement, dated January 27, 2005, by and between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.1.2#
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.1.3#
Severance Agreement and General Release, dated May 6, 2019, by and between James M. Rallo and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019.

10.2#
Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.3#
Executive Employment Agreement dated July 20, 2015 by and between the Company and Jorge Celaya, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2015.

10.4#
Executive Employment Agreement, dated June 13, 2016, by and between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 17, 2016.

10.5#
Executive Employment Agreement by and between the Company and Mark A. Shaffer, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 13, 2016.

10.6#	Executive Employment Agreement, dated November 5, 2019, by and between the Company and John Daunt.
10.7#
Executive Employment Agreement, dated June 13, 2019, by and between the Company and Steven Weiskircher, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 1, 2019.

10.8#	Executive Employment Agreement, dated March 15, 2012, by and between the Company and Michael Lutz.
10.8.1#	Second Amendment to Executive Employment Agreement, dated January 18, 2016, by and between the Company and Michael Lutz.
10.9#	Executive Employment Agreement, dated November 5, 2019, by and between the Company and Nicholas Rozdilsky.

Exhibit No.	Description
10.10#
Executive Employment Agreement, dated January 10, 2018, by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 1, 2018.

10.10.1#
Letter Agreement, dated March 2, 2018, by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018.

10.10.2#
Retirement Agreement and General Release dated May 13, 2019 by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, field with the SEC on May 17, 2019.

10.11
Notice of Award, Statement and Release Document (Sales Contract Number 14-0091-0002), dated July 25, 2014, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 30, 2014.

10.12
Supplemental Agreement No. 1 to Surplus Usable Property Sales Contract (Sales Contract Number 14-0091-0002), dated December 6, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2016.

10.13#
Second Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 23, 2017.

10.14#	Machinio Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 10, 2018.
10.15#	Form of Notice of Time-Based Stock Option Grant
10.16#	Form of Notice of Time-Based Restricted Stock Units Grant
10.17#	Form of Notice of Performance Based Stock Option Grant
10.18#	Form of Notice of Performance-Based Restricted Stock Units Grant
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2019 and 2018, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2019, (iii) Consolidated Statements of Comprehensive Loss for each of the three years in the period ended September 30, 2019, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2019, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2019, and (vi) Notes to Consolidated Financial Statements.
_______________________________________________________________________________
#  Indicates management contract or compensatory plan.

Item 16.    Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 10, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 10, 2019.

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