Form 10-Q
period 2019-12-31
LIQUIDITY SERVICES INC
filed 2020-02-06
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 3, 2020 was 33,988,798.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	December 31, 2019	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,183	$36,497
Short-term investments	25,000	30,000
Accounts receivable, net of allowance for doubtful accounts of $250 and $291	5,949	6,704
Inventory, net	5,808	5,843
Prepaid taxes and tax refund receivable	2,608	2,531
Prepaid expenses and other current assets	6,975	8,350
Total current assets	70,523	89,925
Property and equipment, net of accumulated depreciation of $11,564 and $10,566	18,695	18,846
Operating lease assets	11,724	—
Intangible assets, net	5,727	6,043
Goodwill	59,728	59,467
Deferred tax assets	851	866
Other assets	11,948	12,136
Total assets	$179,196	$187,283
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,714	$15,051
Accrued expenses and other current liabilities	19,055	28,794
Current portion of operating lease liabilities	4,893	—
Distributions payable	—	1,675
Deferred revenue	2,689	3,049
Payables to sellers	20,910	20,253
Total current liabilities	57,261	68,822
Operating lease liabilities	7,646	—
Deferred taxes and other long-term liabilities	1,852	2,286
Total liabilities	66,759	71,108
Commitments and contingencies (Note 11)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,887,591 shares issued and outstanding at December 31, 2019; 33,687,115 shares issued and outstanding at September 30, 2019	34	34
Additional paid-in capital	243,311	242,686
Accumulated other comprehensive loss	(7,140)	(7,973)
Accumulated deficit	(123,768)	(118,572)
Total stockholders’ equity	112,437	116,175
Total liabilities and stockholders’ equity	$179,196	$187,283

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2019	2018
	(Unaudited)
Revenue	$30,349	$35,735
Fee revenue	19,155	18,318
Total revenue	49,504	54,053
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	24,176	24,956
Seller distributions	—	2,624
Technology and operations	11,241	12,524
Sales and marketing	9,605	8,981
General and administrative	7,707	8,634
Depreciation and amortization	1,572	1,204
Other operating expenses	193	205
Total costs and expenses	54,494	59,128
Loss from operations	(4,990)	(5,075)
Interest and other income, net	(252)	(319)
Loss before provision (benefit) for income taxes	(4,738)	(4,756)
Provision (benefit) for income taxes	458	266
Net loss	$(5,196)	$(5,022)
Basic and diluted loss per common share	$(0.15)	$(0.15)
Basic and diluted weighted average shares outstanding	33,545,235	32,808,144

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended December 31,
	2019	2018
	(Unaudited)
Net loss	$(5,196)	$(5,022)
Other comprehensive income (loss):
Foreign currency translation	833	(427)
Other comprehensive income (loss)	833	(427)
Comprehensive loss	$(4,363)	$(5,449)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2019	33,687,115	$34	$242,686	$(7,973)	$(118,572)	$116,175
Net loss	—	—	—	—	(5,196)	(5,196)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	283,164	—	2	—	—	2
Taxes paid associated with net settlement of stock compensation awards	(67,688)	—	(498)	—	—	(498)
Forfeitures of restricted stock awards	(15,000)	—	—	—	—	—
Stock compensation expense	—	—	1,121	—	—	1,121
Foreign currency translation	—	—	—	833	—	833
Balance at December 31, 2019	33,887,591	$34	$243,311	$(7,140)	$(123,768)	$112,437

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended December 31,
	2019	2018
	(Unaudited)
Operating activities
Net loss	$(5,196)	$(5,022)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,572	1,204
Stock compensation expense	1,039	1,513
Provision for doubtful accounts	21	81
Deferred tax provision (benefit)	100	20
Gain on disposal of property and equipment	(12)	(11)
Change in fair value of earnout liability	200	100
Changes in operating assets and liabilities:
Accounts receivable	734	(1,298)
Inventory	35	(374)
Prepaid and deferred taxes	(77)	211
Prepaid expenses and other assets	(725)	1,401
Operating lease assets and liabilities	(97)	—
Accounts payable	(5,337)	(3,490)
Accrued expenses and other current liabilities	(9,409)	(413)
Distributions payable	(1,675)	(607)
Deferred revenue	(359)	633
Payables to sellers	658	(1,785)
Other liabilities	(75)	(239)
Net cash (used in) provided by operating activities	(18,603)	(8,076)
Investing activities
Increase in intangibles	(20)	(5)
Purchases of property and equipment, including capitalized software	(1,330)	(1,575)
Proceeds from sales of property and equipment	12	24
Proceeds from promissory note	2,553	—
Purchases of short-term investments	(25,000)	(10,000)
Maturities of short-term investments	30,000	—
Net cash (used in) provided by investing activities	6,215	(11,556)
Financing activities
Payments of the principal portion of finance lease liabilities	(8)	—
Taxes paid associated with net settlement of stock compensation awards	(498)	—
Proceeds from exercise of stock options	2	8
Net cash (used in) provided by financing activities	(504)	8
Effect of exchange rate differences on cash and cash equivalents	578	(311)
Net (decrease) increase in cash and cash equivalents	(12,314)	(19,935)
Cash and cash equivalents at beginning of period	36,497	58,448
Cash and cash equivalents at end of period	$24,183	$38,513
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$9	$32

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements
1. Organization

Liquidity Services, Inc. (the Company) operates a network of ecommerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Currently, the Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. The Company also operates a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. See Note 12 in the Notes to the Consolidated Financial Statements for Segment Information.

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

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2019 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020 or for any future period.

Leases

The Company adopted Accounting Standards Codification (ASC) Topic 842, Leases (ASC 842) effective October 1, 2019. As a result of adopting ASC 842, there have been significant changes to the Company's lease accounting policy from the disclosures in the Company’s Annual Report on Form 10-K for the year ended September 30, 2019. These changes are described below.

The Company determines if an arrangement is a lease upon inception. A contract is or contains a lease if the contract provides the right to control the use of an identified asset for a period of time.

Lease assets and liabilities are recognized at the lease commencement date at an amount equal to the present value of the lease payments to be made over the lease term. The lease payments represent the combination of lease and nonlease components. The discount rate used to determine the present value is the Company’s incremental borrowing rate for a duration that is consistent with the lease term, as the rates implicit in the Company’s leases are generally not determinable. The Company’s incremental borrowing rate is estimated using publicly-available information for companies with comparable financial profiles, adjusted for the impact of collateralization. The lease term includes the impacts of options to extend or terminate the lease only if it is reasonably certain that the option will be exercised.

Lease expense related to operating lease assets and liabilities is recognized on a straight-line basis over the lease term. Lease expense related to finance lease assets is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term, while lease expense related to finance lease liabilities is recognized using the interest method. Lease-related

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

payments not included in the determination of the lease assets and liabilities, such as variable lease payments, are expensed as incurred.

Lease assets and liabilities are not recognized when the lease term is 12 months or less, however, short-term lease expense is still recognized on a straight-line basis over the lease term.

Balances related to the Company's finance leases are included with Other assets (finance lease assets), Accrued expenses and other liabilities (current portion of finance lease liabilities), and Deferred taxes and other long-term liabilities (non-current portion of finance lease liabilities).

Lease assets are assessed for impairment in accordance with the Company’s accounting policy for the impairment of long-lived assets.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.3 million as of December 31, 2019 and $0.3 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $2.7 million as of December 31, 2019 and $3.0 million as of September 30, 2019, and is included in the line item Deferred revenue on the Consolidated Balance Sheets. Of the September 30, 2019 contract liability balance, $1.4 million was earned as Fee revenue during the three months ended December 31, 2019.

The $2.7 million contract liability balance as of December 31, 2019 also represents the Company's remaining performance obligations related to contracts with customers that are one year or greater in duration. The Company expects to recognize the substantial majority of that amount as Fee revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $0.5 million as of December 31, 2019 and $0.5 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheet. Amortization expense was immaterial during the three months ended December 31, 2019 and 2018.

Other Assets - Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal, plus $0.4 million in accrued interest. JTC has the opportunity to prepay the full amount remaining before May 15, 2020 at a $0.5 million discount. Of the $12.3 million owed to the Company, $6.6 million has been repaid as of December 31, 2019.

The Company considered the terms of the Forbearance Agreement and the cash flows expected to be received from JTC under the new repayment schedule in concluding that it remains probable that the Company will collect the amounts due to the Company as of December 31, 2019 and that no impairment loss has been incurred. Of the $5.7 million outstanding at December 31, 2019, $5.1 million is recorded in Other assets, and $0.6 million is recorded in Prepaid expenses and other current assets, based on the scheduled repayment dates.

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

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf in Payables to sellers on the Consolidated Balance Sheets. The Company releases the funds, less the Company's commission and other fees due, to the seller through Accounts payable after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks over FDIC limits, certificates of deposit, accounts receivable, and the promissory note. The Company deposits its cash with financial institutions that the Company considers to be of high credit quality.

The Company's RSCG segment has vendor contracts with Amazon.com, Inc. under which the RSCG segment acquires and sells commercial merchandise. Transactions under these contracts represented 48.3% and 40.5% of consolidated Cost of goods sold for the three months ended December 31, 2019 and 2018, respectively.

During the three months ended December 31, 2018, the Company had one material vendor contract with the Department of Defense (DoD) under which its CAG segment acquired, managed and sold government property: the Scrap Contract, which concluded on September 30, 2019. Sales of property acquired under the Scrap Contract accounted for 7.5% of the Company's consolidated revenues for the three months ended December 31, 2018.

Earnings per Share

For the three months ended December 31, 2019 and 2018, basic and diluted weighted average common shares were the same because the Company operated at a net loss in both periods, causing any inclusion of potentially dilutive securities in the computation of diluted net income (loss) per share to be anti-dilutive. See Note 7 for the amounts of outstanding stock options, restricted stock awards and restricted stock units that could potentially dilute net income (loss) per share in the future.

Recent Accounting Pronouncements

Accounting Standards Adopted

On October 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method. Prior periods have not been restated. To perform the adoption, the Company elected several practical expedients, including the package of practical expedients to not reassess prior conclusions on whether a contract is or contains a lease, lease classification, and initial direct costs. The Company also elected to combine both the lease and nonlease components as a single component to be accounted for as a lease, to not recognize lease assets or liabilities for leases with initial lease terms of 12 months or less, and to not use hindsight when determining the lease term.

Upon adoption, the Company recognized $11.3 million of operating lease assets and $12.2 million of operating lease liabilities. The Company does not have significant finance lease assets and liabilities. No cumulative-effect adjustment to opening retained earnings was required. No material impacts were noted on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Refer to Note 3 for additional details on the Company’s leases.

On October 1, 2019, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As the Company had no stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017, no election to reclassify stranded tax effects from Accumulated other comprehensive to Retained earnings was made.

The Company also adopted the following ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting, during the three months ended December 31, 2019. It did not have a significant impact on the consolidated financial statements or the related footnote disclosures.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 seeks to improve the consistent application of and simplify the guidance for the accounting for income taxes. The ASU removes certain exceptions to the general principals in ASC 740, Income Taxes, and clarifies and amends other existing guidance. The ASU will become effective for the Company beginning October 1, 2021. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

3.  Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 5.7 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

Three Months Ended
(in thousands)	December 31, 2019
Finance lease – lease asset amortization	$21
Finance lease – interest on lease liabilities	7
Operating lease cost	1,336
Short-term lease cost	21
Variable lease cost (1)	331
Sublease income	(119)
Total net lease cost	$1,597
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	December 31, 2019
(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$4,165	$41
2021	3,942	56
2022	2,618	55
2023	1,897	56
2024	953	56
Thereafter	379	106
Total lease payments (1)	$13,954	$370
Less: imputed interest (2)	(1,415)	(78)
Total lease liabilities	$12,539	$292

(1) The weighted average remaining lease term is 3.3 years for operating leases and 6.6 years for finance leases.
(2) The weighted average discount rate is 6.4% for operating leases and 7.5% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

(in thousands)	Three Months Ended December 31, 2019
Cash paid for amounts included in operating lease liabilities	$1,266
Cash paid for amounts included in finance lease liabilities	8
Non-cash: lease liabilities arising from new operating lease assets obtained (1)	12,188
Non-cash: lease liabilities arising from new finance lease assets obtained	10
Non-cash: adjustments to lease assets and liabilities	1,598
(1) Amount includes $12.2 million of lease liabilities recognized upon the adoption of ASC 842 on October 1, 2019 (see Note 2).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

4. Goodwill

The following table presents changes in the carrying amount of goodwill by reportable segment:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2018	$21,530	$23,731	$14,558	$59,819
Translation adjustments	(352)	—	—	(352)
Balance at September 30, 2019	$21,178	$23,731	$14,558	$59,467
Translation adjustments	261	—	—	261
Balance at December 31, 2019	$21,439	$23,731	$14,558	$59,728

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim impairment test during the three months ended December 31, 2019.

5. Intangible Assets

The components of intangible assets are as follows:

		December 31, 2019			September 30, 2019
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6	$3,100	$(775)	$2,325	$3,100	$(646)	$2,454
Technology	5	2,700	(810)	1,890	2,700	(675)	2,025
Patent and trademarks	7 - 10	2,293	(781)	1,512	2,276	(712)	1,564
Total intangible assets		$8,093	$(2,366)	$5,727	$8,076	$(2,033)	$6,043

The remaining intangible assets balance at December 31, 2019 is expected to be amortized as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2020	$1,003
2021	1,333
2022	1,324
2023	1,180
2024	642
2025 and thereafter	245
Total	$5,727

Intangible asset amortization expense was $0.3 million and $0.3 million for the three months ended December 31, 2019 and 2018, respectively.

6. Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first three months of fiscal year 2020 and its corresponding effective tax rate is (9.7%). Tax expense in the three months ended December 31, 2019 is due to state and foreign taxes paid. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company identified no new uncertain tax positions during the three months ended December 31, 2019. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of December 31, 2019, none of the Company's federal or state income tax returns are under examination. The statute of limitations for U.S. federal income tax returns for years prior to fiscal

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

2016 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2016 may be adjusted upon examination by tax authorities if they are utilized.

7. Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows:

	Common Stock
(dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2018	32,774,118	$33	$236,115	$(6,449)	$(100,045)	$129,654
Cumulative adjustment related to the adoption of ASC 606	—	—	—	—	730	730
Net loss	—	—	—	—	(5,022)	(5,022)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	409,060	—	8	—	—	8
Stock compensation expense	—	—	1,556	—	—	1,556
Foreign currency translation	—	—	—	(427)	—	(427)
Balance at December 31, 2018	33,183,178	$33	$237,679	$(6,876)	$(104,337)	$126,499

Stock Compensation Expense

Stock-based compensation expense was $1.0 million for the three months ended December 31, 2019, which included $1.1 million of expense related to equity-classified stock options and RSUs & RSAs (restricted stock units and awards) and a$0.1 million benefit related to liability-classified SARs (cash-settled stock appreciation rights).

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Three Months Ended
December 31, 2019
Stock Options granted:
Options containing only service conditions:	387,800
Weighted average exercise price	$6.93
Weighted average grant date fair value	$2.71

Options containing market conditions:	387,800
Weighted average exercise price	$6.93
Weighted average grant date fair value	$2.66

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	158,600
Weighted average grant date fair value	$6.69

RSUs & RSAs containing market conditions:	158,600
Weighted average grant date fair value	$4.55

The stock options and RSUs & RSAs containing only service conditions will vest over a four year service period. The stock options and RSUs & RSAs containing market conditions will vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the awards, starting

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price.

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the three months ended December 31, 2019 include a dividend yield of 0%, expected volatility rates of 46.5% to 49.0%, risk-free interest rates of 1.5%, and expected terms of 4.6 to 5.0 years.

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the three months ended December 31, 2019 include a dividend yield of 0%, expected volatility rates of 46.7% to 51.2%, risk-free interest rates of 1.5% to 1.7%, and expected holding period (% of remaining term for stock options only) of 30.7% to 100%.

SARs

During the three months ended December 31, 2019, the Company did not issue any SARs, 225,267 SARs were exercised requiring the Company to make cash payments of $0.6 million, and 12,241 SARs were canceled. As of December 31, 2019, 195,894 SARs were outstanding.

Share Repurchase Program

The Company did not repurchase shares during the three months ended December 31, 2019 or 2018. As of December 31, 2019, the Company has $10.1 million of remaining authorization to repurchase shares under its share repurchase program.

8. Fair Value Measurement

The Company measures and records certain assets and liabilities at fair value on a recurring basis. Authoritative guidance issued by the FASB establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

Level 1: Quoted market prices in active markets for identical assets or liabilities;
Level 2: Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3: Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

During the year ended September 30, 2018, and as a result of the acquisition of Machinio, the Company recorded contingent consideration which is measured at fair value (Level 3) at December 31, 2019 and September 30, 2019. At September 30, 2019, the Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The simulation estimated Machinio's adjusted EBITDA over the calendar year 2019 earn-out period using a market-based volatility factor and market interest rates resulting in an average EBITDA. A present value factor was applied based on the expected settlement date of the contingent consideration. At December 31, 2019, the calendar year 2019 earn-out period was complete, and the liability was based upon Machinio's actual adjusted EBITDA results during that period.

The changes in the earn-out liability measured at fair value using Level 3 inputs to determine fair value for the three months ended December 31, 2019 are as follows:

(in thousands)	Contingent Consideration

Balance at September 30, 2019	$4,800
Change in fair value	200
Balance at December 31, 2019	$5,000

The increase in the fair value of the earn-out liability is due to Machinio's full attainment of its actual adjusted EBITDA target for the calendar year 2019 earn-out period. The liability for this consideration is included in Accrued expenses and other current liabilities in the Consolidated Balance Sheets as of December 31, 2019 and September 30, 2019, as the earn-out is expected to settle prior to the end of the second quarter of fiscal 2020. The expense for the change in fair value is included Other operating expenses in the Consolidated Statements of Operations.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The Company also has short-term investments of $25.0 million and $30.0 million at December 31, 2019 and September 30, 2019, respectively, in certificates of deposit with maturities of six months or less, and interest rates between 1.75% and 2.50%. These assets were measured at fair value at December 31, 2019 and September 30, 2019 and were classified as Level 1 assets within the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), accounts receivable, a promissory note and accounts payable. The Company believes the carrying values of these instruments approximate fair value.

At December 31, 2019 and September 30, 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

9.  Defined Benefit Pension Plan

Certain employees of Liquidity Services UK Limited (GoIndustry), which the Company acquired in July 2012, are covered by the Henry Butcher Pension Fund and Life Assurance Scheme (the Scheme), a qualified defined benefit pension plan. The Company guarantees GoIndustry's performance on all present and future obligations to make payments to the Scheme for up to a maximum of £10 million British pounds. The Scheme was closed to new members on January 1, 2002.

The net periodic benefit, other than service costs, is recognized within Interest other income, net in the Consolidated Statements of Operations, and for the three months ended December 31, 2019 and 2018 included the following components:

	Three Months Ended December 31,
(in thousands)	2019	2018
Service cost	$—	$—
Interest cost	109	158
Expected return on plan assets	(200)	(244)
Amortization of prior service cost	5	—
Total net periodic (benefit)	$(86)	$(86)

10. Business Realignment Expenses
Business realignment expenses are associated with management changes, exiting certain businesses, or other cost saving actions and are recorded as a component of Other operating expenses on the Consolidated Statements of Operations.
For the year ended September 30, 2019, business realignment expenses were incurred related to: management changes associated with a strategic reorganization of the Company's go-to-market strategy for self-directed and fully-managed market place services, the conclusion of the Scrap Contract, and other cost saving actions.
Business realignment expenses were as follows for the periods presented:

	Three Months Ended December 31,
(in thousands)	2019	2018
Employee severance and benefit costs:
CAG	$—	$—
Corporate & Other	—	170
Total employee severance and benefit costs	—	170

Occupancy and other costs:
CAG	—	46
Corporate & Other	—	134
Total occupancy and other costs	—	180
Total business realignment expenses	$—	$350

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The table below sets forth the significant components and activity in the liability for business realignment initiatives, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2018	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2019	Adoption of ASC 842	Business Realignment Expenses	Cash Payments	Liability Balance at December 31, 2019
Employee severance and benefit costs:
CAG	$89	$443	$(118)	$414	$—	$—	$(384)	$30
Corporate & Other	21	1,537	(1,320)	238	—	—	(229)	9
Total employee severance and benefit costs	$110	$1,980	$(1,438)	$652	$—	$—	$(613)	$39
Occupancy and other costs:
CAG	459	51	(341)	169	(169)	—	—	—
Corporate & Other	807	134	(941)	—	—	—	—	—
Total occupancy and other costs	$1,266	$185	$(1,282)	$169	$(169)	$—	$—	$—
Total business realignment	$1,376	$2,165	$(2,720)	$821	$(169)	$—	$(613)	$39

11.   Legal Proceedings and Other Contingencies

The Company reserves for contingent liabilities based on ASC 450, Contingencies, when it determines that a liability is probable and reasonably estimable. From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in management's judgment have a material adverse effect on the Company.

During the three months ended December 31, 2019, the Company paid its $0.6 million liability resulting from a sales tax audit performed by the State of California.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

12.  Segment Information

The Company provides results in four reportable operating segments: GovDeals, RSCG, CAG and Machinio. Descriptions of our reportable segments are as follows:

•The GovDeals reportable segment provides self-directed service solutions in which sellers list their own assets, and it consists of marketplaces that enable local and state government entities including city, county and state agencies, as well as quasi-governmental businesses located in the United States and Canada to sell surplus and salvage assets. GovDeals also offers a suite of services to sellers that includes asset sales and marketing. Through the end of fiscal 2019, GovDeals provided self-directed service solutions to commercial businesses as part of the Auction Deals marketplace.

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

•The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable commercial businesses to sell surplus, salvage, and scrap assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International and GoIndustry DoveBid marketplaces and, beginning in fiscal 2020, self-directed service solutions for commercial businesses within a unified marketplace previously referred to as Auction Deals. Prior to the conclusion of the Scrap Contract (see Note 2), CAG sold scrap assets from the DoD on its Government Liquidation marketplace.

•The Machinio reportable segment operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

We also report results of Corporate & Other, which for the three months ended December 31, 2018 includes a previously existing operating segment that did not meet the quantitative thresholds to be a reportable segment, IronDirect. The Company exited the IronDirect business in January 2019.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (CODM), which is the Company's Chief Executive Officer. The Company reports segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM uses segment gross profit to evaluate the performance of each segment. Gross profit is calculated as total revenue less cost of goods sold and seller distributions.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended December 31,
(in thousands)	2019	2018
GovDeals:
Revenue	$—	$—
Fee revenue	8,015	7,658
Total revenue	8,015	7,658
Gross profit	$7,446	$7,061

RSCG:
Revenue	$27,826	$26,070
Fee revenue	3,871	3,408
Total revenue	31,697	29,478
Gross profit	$10,305	$9,549

CAG:
Revenue	$2,523	$9,230
Fee revenue	5,419	6,252
Total revenue	7,942	15,482
Gross profit	$5,814	$8,883

Machinio:
Revenue	$—	$—
Fee revenue	1,850	991
Total revenue	1,850	991
Gross Profit	$1,763	$878

Corporate & Other:
Revenue	$—	$435
Fee revenue	—	9
Total revenue	—	444
Gross profit	$—	$102

Consolidated:
Revenue	$30,349	$35,735
Fee revenue	19,155	18,318
Total revenue	49,504	54,053
Gross profit	$25,328	$26,473

The following table presents a reconciliation of gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended December 31,
(in thousands)	2019	2018
Reconciliation:
Gross profit	$25,328	$26,473
Operating expenses	30,125	31,343
Other operating expenses	193	205
Interest and other income, net	(252)	(319)
Loss before provision for income taxes	$(4,738)	$(4,756)

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended December 31, 2019 and 2018 was 13.9% and 16.3%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

The Company operates a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Currently, the Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. The Company has over 13,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended December 31, 2019, the approximate number of registered buyers increased from 3,514,000 to 3,630,000, or 3.3%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three months ended December 31, 2019 and 2018, our purchase transaction model accounted for 20.5% and 21.9% of our GMV, and 61.3% and 66.1% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts represented 48.3% and 40.5% of consolidated Costs of goods sold for three months ended December 31, 2019 and

2018. For the three months ended December 31, 2018, purchase model revenues also included revenue earned from the sale of property obtained under the Scrap Contract, which concluded on September 30, 2019, and accounted for 7.5% of our total revenue for the that period.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three months ended December 31, 2019 and 2018, our consignment model accounted for 79.5% and 78.1% of our GMV, and 32.0% and 29.8% of our total revenues, respectively.
Other — fee revenue. We also earn non-consignment fee revenue from Machinio's sales listing subscription service, as well as other services including returns management and refurbishment of assets, as well as asset valuation services. For the three months ended December 31, 2019 and 2018, our other revenues accounted for 6.7% and 4.1% of our total revenues, respectively.

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

Our Vendor Agreements

Our commercial agreements. We have vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under these contracts represented 48.3%, and 40.5% of consolidated Cost of goods sold for the three months ended December 31, 2019 and 2018, respectively.

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

For the three months ended December 31, 2018, the resale of scrap property that we purchased under the Scrap Contract accounted for 2.6% of our GMV and 7.5% of our total revenues. The results of the Scrap Contract were included in our CAG segment.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2019 and 2018, we had approximately 3,630,000 and 3,514,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2019 and 2018, approximately 453,000 and 493,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2019 and 2018, we completed approximately 136,000 and 145,000 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net (loss) income plus interest and other expense, net excluding the non-service components of net periodic pension (benefit) expense; provision (benefit) for income taxes; and depreciation and amortization. Interest and other expense, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

We believe EBITDA and Adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

•Depreciation and amortization expense primarily relates to property and equipment and the amortization of intangible assets. These expenses are non-cash charges that have fluctuated significantly in the past. As a result, we believe that adding back these non-cash charges is useful in evaluating the operating performance of our business on a consistent basis from year-to-year.
•As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts for provision (benefit) for income taxes is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.
•The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock and stock appreciation rights to be recognized in the income statement based on their estimated fair values. We believe adjusting for this stock-based compensation expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.
•The authoritative guidance related to business combinations requires the initial recognition of contingent consideration at fair value with subsequent changes in fair value recorded through the statements of operations, and disallows the capitalization of transaction costs. We believe adjusting for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.
•We believe adjusting for business realignment expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year, as these expenses are outside our ordinary course of business.
•We believe isolating non-cash charges, such as amortization and depreciation, and other items, such as impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our performance.
•We believe EBITDA and Adjusted EBITDA are important indicators of our operational strength and the performance of our business because they provide a link between profitability and operating cash flow.
•We also believe that analysts and investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry.
Our management uses EBITDA and Adjusted EBITDA:
•as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis as they remove the impact of items not directly resulting from our core operations;
•for planning purposes, including the preparation of our internal annual operating budget;
•to allocate resources to enhance the financial performance of our business;
•to evaluate the effectiveness of our operational strategies; and
•to evaluate our capacity to fund capital expenditures and expand our business.

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
The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2019	2018
(in thousands)	(Unaudited)
Net loss	$(5,196)	$(5,022)
Interest and other income, net[1]	(166)	(233)
Provision (benefit) for income taxes	458	266
Depreciation and amortization	1,572	1,204
EBITDA	(3,332)	(3,785)
Stock compensation expense[2]	1,039	1,513
Acquisition costs and impairment of long-lived assets[3]	5	82
Business realignment expenses[3,4]	—	34
Fair value adjustments to acquisition earn-outs[3]	200	—
Deferred revenue purchase accounting adjustment	3	432
Adjusted EBITDA	$(2,085)	$(1,724)
1 Represents Interest and other income, net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit) expense.
2 Excludes the impact of forfeitures of stock awards by employees terminated by business realignment actions, which is included in the business realignment expenses line. There were no impacts for the three months ended December 31, 2019 and 2018.
3 Acquisition costs, impairment of long-lived assets, fair value adjustments to acquisition earn-outs, and business realignment expenses are components of Other operating expenses on the Statements of Operations.

4 Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 10 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. There were no related impacts for the three months ended December 31, 2019 and 2018.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2019, and in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements.

As discussed in Note 2 — Summary of Significant Accounting Policies, we adopted ASC 842, Leases, as of October 1, 2019, using a modified retrospective approach where our Consolidated Balance Sheet as of September 30, 2019 was not changed. Relative to the most recent annual report on Form 10-K, there have been no other material changes to the Company's accounting policies used in preparing these interim consolidated financial statements.

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

The Company continues to monitor this reporting unit for changes that could impact the recoverability of goodwill, which will depend on Machinio's ability to grow in size, enhance its business models, and accumulate historical financial results, which will affect the company specific risk premium used in subsequent impairment tests. As no changes occurred during the three months ended December 31, 2019 that represented impairment indicators, no interim impairment testing was performed.

Components of Revenue and Expenses

Revenue. Refer to the discussion in the Our revenue section above, and to Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for discussion of the Company's related accounting policies.

Cost of goods sold. Refer to the discussion in Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for discussion of the Company's Costs of goods sold and related accounting policies.

Seller distributions. Under the Scrap Contract, which concluded on September 30, 2019, we acquired scrap property from the DLA for resale and paid the DLA seller distributions equal to 64.5% of the gross resale proceeds.

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
Sales and marketing.  Sales and marketing expenses include the cost of our sales and marketing personnel as well as the cost of marketing and promotional activities. These activities include all sales and marketing-related activity, including but not limited to trade shows and online marketing campaigns such as paid search advertising.

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

Other operating expenses (income). Other operating expense includes the change in fair value of contingent consideration, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other (income) expense, net.  Interest (income) expense and other expense, net consists of interest income on short-term investments and the promissory note issued to JTC, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax (loss) income. Our effective income tax rate before discrete items was (9.7%) for the three months ended December 31, 2019. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended December 31,
(dollars in thousands)	2019	2018	$ Change	% Change
Revenue	$30,349	$35,735	$(5,386)	(15.1)%
Fee revenue	19,155	18,318	837	4.6
Total revenue	49,504	54,053	(4,549)	(8.4)
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	24,176	24,956	(780)	(3.1)
Seller distributions	—	2,624	(2,624)	(100.0)
Technology and operations	11,241	12,524	(1,283)	(10.2)
Sales and marketing	9,605	8,981	624	6.9
General and administrative	7,707	8,634	(927)	(10.7)
Depreciation and amortization	1,572	1,204	368	30.6
Other operating expenses	193	205	(12)	(5.9)
Total costs and expenses	54,494	59,128	(4,634)	(7.8)
Loss from operations	(4,990)	(5,075)	85	1.7
Interest and other income, net	(252)	(319)	67	21.0
Loss before provision (benefit) for income taxes	(4,738)	(4,756)	18	0.4
Provision (benefit) for income taxes	458	266	192	72.2
Net loss	$(5,196)	$(5,022)	$(174)	(3.5)%

The following table presents segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization) and Seller distributions), and gross profit margin for the periods indicated:

	Three Months Ended December 31,
(dollars in thousands)	2019	2018
GovDeals:
GMV	$79,191	$76,309
Total revenue	8,015	7,658
Gross profit	7,446	7,061
Gross profit margin	92.9%	92.2%

RSCG:
GMV	39,870	35,444
Total revenue	31,697	29,478
Gross profit	10,305	9,549
Gross profit margin	32.5%	32.4%

CAG:
GMV	29,533	46,360
Total revenue	7,942	15,482
Gross profit	5,814	8,883
Gross profit margin	73.2%	57.4%

Machinio:
GMV	—	—
Total revenue	1,850	991
Gross profit	1,763	878
Gross profit margin	95.3%	88.6%

Corporate & Other:
GMV	—	435
Total revenue	—	444
Gross profit	—	102
Gross profit margin	—%	23.0%

Consolidated:
GMV	148,594	158,548
Total revenue	49,504	54,053
Gross profit	25,328	26,473
Gross profit margin	51.2%	49.0%

Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Segment Results

GovDeals. Revenue from our GovDeals segment increased 4.7%, or $0.4 million, due to a 3.8%, or $2.9 million increase in GMV from adding new sellers. As a result of the increase in revenues, gross profit increased 5.5%, or $0.4 million. Gross profit margin was consistent between the periods.

RSCG. Revenue from our RSCG segment increased 7.5%, or $2.2 million, due to a 12.5%, or $4.4 million, increase in GMV driven by transactions under both the purchase and consignment models related to growing volumes within existing and new seller accounts, partially offset by a decline in shipping fees charged on transactions conducted under the purchase model. As a result of the increase in revenues, gross profit increased 7.9%, or $0.8 million. Gross profit margin was consistent between the periods.

CAG. Revenue and GMV from the CAG segment decreased 48.7%, or $7.5 million, and 36.3%, or $16.8 million, respectively. The conclusion of the Scrap Contract caused revenue and GMV to each decline by $4.0 million. Excluding the impact of the completed Scrap Contract, revenue decreased by 31.2%, or $3.6 million, and GMV decreased by 30.4%, or $12.8 million. The declines were influenced by a strong prior year performance in the Asia-Pacific region, and associated with softness in the energy and industrial verticals. Gross profit within the CAG segment decreased 34.5%, or $3.1 million, due to a $1.4 million impact from the completion of the Scrap Contract, and as a result of reduction in revenues. Gross profit margin increased to 73.2% from 57.4% due the completion of the Scrap Contract, which had lower gross profit margins than the remaining business, and from the increase in mix of revenues earned from the consignment model.

Machinio. Revenue from our Machinio segment increased 86.7%, or $0.9 million, due to an increase in subscription activity, and $0.4 million due to revenue earned from deferred revenues no longer containing effects from purchase accounting. As a result of the increase in revenues, gross profit increased 100.8%, or $0.9 million.
Corporate & Other. The changes in revenue, GMV, gross profit and gross profit margin are due to the Company's exit from the IronDirect business in January 2019.

Consolidated Results

Revenue - Total consolidated revenue decreased $4.5 million, or 8.4%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.

Cost of goods sold.  Cost of goods sold decreased $0.8 million, or 3.1%, primarily due to the revenue declines in CAG and the Company's exit from the IronDirect business in January 2019, partially offset by the revenue increases in RSCG.

Seller distributions.  Seller distributions decreased $2.6 million, or 100.0%, due to the completion of the Scrap Contract.

Technology and operations expenses.  Technology and operations expenses decreased $1.3 million, or 10.2%. The decrease included $1.3 million due to the completion of the Scrap Contract and $0.8 million in reductions in Corporate and CAG (excluding the Scrap Contract) driven by benefits from restructuring and other organizational changes performed in fiscal 2019. These decreases were partially offset by a $1.0 million increase in RSCG and GovDeals driven by increased customer support and operations expenses from the continued growth in those segments.

Sales and marketing expenses.  Sales and marketing expenses increased $0.6 million, or 6.9%, due to a $0.2 million increase in sales expenses driven by the increases in revenues at GovDeals and RSCG, partially offset by the reduced revenues in CAG, and a $0.4 million increase in marketing labor expenses to promote our new e-commerce technology platform and develop our consolidated marketplace.

General and administrative expenses.  General and administrative expenses decreased $0.9 million, or 10.7%, and was impacted by the completion of the Scrap Contract and by benefits from restructuring and other organizational changes performed in fiscal 2019.

Other operating expenses.  Other operating expense of $0.2 million for the three months ended December 31, 2019 represents the increase in fair value of the Machinio earn-out liability. Other operating expense of $0.2 million for the three months ended December 31, 2018 represents the increase in the fair value of the Machinio earn-out liability and business restructuring activities.

Interest and other income, net.  Interest and other income, net, decreased by $0.1 million.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes increased $0.2 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including capital used for inventory purchases, which we have funded through cash generated from operations. From time to time, we may use our capital resources for other activities, such as acquisitions. As of December 31, 2019, we had $24.2 million in cash as well as $25.0 million in short-term investments.

In fiscal 2019, we deployed our new e-commerce technology platform. We expect to continue investment as we prepare for the launch of a new consolidated marketplace capabilities and for the implementation of tools for data-driven product recommendation, omni-channel behavioral marketing and predictive analytics. In addition, the retail supply transaction volume, which has a unique set of services, remains a part of our future integration plans. We may also invest in new business ventures, such as Machinio in July 2018, for which we paid $16.7 million in cash and have a $5.0 million earn-out payment that is expected to settle prior to the end of the second quarter of fiscal 2020.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $3.6 million as of December 31, 2019. As of December 31, 2019 and September 30, 2019, $19.7 million and $21.0 million, respectively, of cash and cash equivalents was held outside of the U.S.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash. We did not repurchase shares under this program during the three months ended December 31, 2019 or 2018. As of December 31, 2019, we are authorized to repurchase up to an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2019 Compared to the Three Months Ended December 31, 2018

Net cash used in operating activities was $18.6 million and $8.1 million for the three months ended December 31, 2019 and 2018, respectively. The $10.5 million increase in cash used in operations between periods was attributable to higher year-end compensation payments made due to the improved financial performance in FY19 compared to FY18, final payments of seller distributions associated with the completion of the Scrap Contract, the settlement of the sales tax audit performed by the State of California, and changes in working capital primarily from change in accounts receivable, settlement of accounts payable, payables to sellers and purchase of inventory. Our working capital accounts are subject to natural variations depending on the timing of cash receipts and payments, however, other than the Machinio earn-out that will be paid in the second quarter of fiscal 2020, there have been no additional significant changes to the working capital requirements for the Company.

Net cash provided by investing activities was $6.2 million for the three months ended December 31, 2019, and $11.6 million was used by investing activities for the three months ended December 31, 2018. The $17.8 million increase in cash provided by investing activities was driven by a $15.0 million increase in activity related to short-term investments which are used to manage the Company's excess cash balances, and $2.5 million principal payment on the promissory note issued to JTC. As discussed in Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements, the Company concluded that it remains probable that the Company will collect the amounts related to the promissory note issued to JTC. However, the Company will continue to monitor for changes that could impact the recoverability of the promissory note, which will depend on JTC's subsequent operating performance and ability to make the payments required by the new repayment schedule.

Net cash used in financing activities was $0.5 million for the three months ended December 31, 2019. The $0.5 million increase in cash used by financing activities consisted of taxes paid associated with net settlement of stock compensation awards. Net settlement was not used in the prior year comparable period.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the three months ended December 31, 2019 were $1.3 million. As of December 31, 2019, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. We had no debt as of December 31, 2019, but we do hold $25.0 million of short-term investments with interest rates between 1.75% and 1.95%. Changes in interest rates on these short-term investments are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

During the three months ended December 31, 2019, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding the Company's legal proceedings may be found in Note 11 of the accompanying Notes to the Unaudited Consolidated Financial Statements.

Item 1A. Risk Factors.

Certain global conditions or events may affect our ability to conduct our operations.

Like most businesses with global operations, we are subject to the risk of certain global or regional adverse conditions, such as pandemics or other disease outbreaks or natural disasters including extreme weather or other events, such as hurricanes, tornadoes, earthquakes, forest fires or floods that could hinder our ability to conduct our scheduled auctions, restrict our customers’ travel patterns or impact our online operations, including disrupting the Internet or mobile networks or one or more of our service providers. If global or regional adverse conditions were to occur, we may not be able to generate sufficient sellers and surplus assets to sustain our business or to attract enough bidders to our auctions to achieve world fair market values for the items we sell. This could harm our financial condition and results of operations. Some climatic models indicate that global warming may result in rising sea levels, increased intensity of weather, and increased frequency of extreme precipitation and flooding. To the extent these phenomena occur, the risks noted above may increase.

As an example of such global or regional adverse events, the recent outbreak of the coronavirus in China could adversely impact us and our sellers and buyers. Disruptions of transactions due to the coronavirus outbreak, including the impact of such disruptions on our ability to generate profits, stabilize or grow GMV in our CAG segment or accurately forecast transactions involving Chinese buyers or sellers, including transactions outside of China, could impact our financial condition and results of operations.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5. Other Information.

None

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
10.1
Executive Employment Agreement, dated November 5, 2019, by and between the Company and John Daunt, incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

February 6, 2020	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

February 6, 2020	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

February 6, 2020	By:	/s/ Samuel M. Guzman, Jr.
Samuel M. Guzman, Jr.
Vice President and Chief Accounting Officer