Form 10-Q
period 2020-03-31
LIQUIDITY SERVICES INC
filed 2020-05-07
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 4, 2020 was 34,020,716.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	March 31, 2020	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$41,816	$36,497
Short-term investments	10,000	30,000
Accounts receivable, net of allowance for doubtful accounts of $291 and $291	5,972	6,704
Inventory, net	8,491	5,843
Prepaid taxes and tax refund receivable	3,399	2,531
Prepaid expenses and other current assets	6,168	8,350
Total current assets	75,846	89,925
Property and equipment, net of accumulated depreciation of $12,682 and $10,566	18,940	18,846
Operating lease assets	10,437	—
Intangible assets, net	5,417	6,043
Goodwill	59,530	59,467
Deferred tax assets	836	866
Other assets	11,066	12,136
Total assets	$182,072	$187,283
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,166	$15,051
Accrued expenses and other current liabilities	17,214	28,794
Current portion of operating lease liabilities	4,635	—
Distributions payable	—	1,675
Deferred revenue	2,960	3,049
Payables to sellers	21,366	20,253
Total current liabilities	65,341	68,822
Operating lease liabilities	6,539	—
Deferred taxes and other long-term liabilities	2,080	2,286
Total liabilities	73,960	71,108
Commitments and contingencies (Note 11)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 33,988,798 shares issued and outstanding at March 31, 2020; 33,687,115 shares issued and outstanding at September 30, 2019	34	34
Additional paid-in capital	244,527	242,686
Accumulated other comprehensive loss	(8,443)	(7,973)
Accumulated deficit	(128,006)	(118,572)
Total stockholders’ equity	108,112	116,175
Total liabilities and stockholders’ equity	$182,072	$187,283

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Unaudited)
Revenue	$35,203	$37,355	$65,552	$73,090
Fee revenue	17,621	19,445	36,776	37,763
Total revenue	52,824	56,800	102,328	110,853
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	26,619	24,807	50,795	49,763
Seller distributions	—	2,775	—	5,399
Technology and operations	11,586	13,429	22,827	25,953
Sales and marketing	10,109	9,135	19,714	18,116
General and administrative	7,397	8,624	15,104	17,258
Depreciation and amortization	1,577	1,165	3,149	2,369
Other operating (income) expenses	(12)	1,350	181	1,555
Total costs and expenses	57,276	61,285	111,770	120,413
Loss from operations	(4,452)	(4,485)	(9,442)	(9,560)
Interest and other income, net	(257)	(451)	(509)	(770)
Loss before provision for income taxes	(4,195)	(4,034)	(8,933)	(8,790)
Provision for income taxes	43	328	501	594
Net loss	$(4,238)	$(4,362)	$(9,434)	$(9,384)
Basic and diluted loss per common share	$(0.13)	$(0.13)	$(0.28)	$(0.29)
Basic and diluted weighted average shares outstanding	33,624,889	32,987,608	33,584,844	32,896,890

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
	(Unaudited)
Net loss	$(4,238)	$(4,362)	$(9,434)	$(9,384)
Other comprehensive income (loss):
Foreign currency translation	(1,303)	198	(470)	(229)
Other comprehensive income (loss)	(1,303)	198	(470)	(229)
Comprehensive loss	$(5,541)	$(4,164)	$(9,904)	$(9,613)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2019	33,687,115	$34	$242,686	$(7,973)	$(118,572)	$116,175
Net loss	—	—	—	—	(5,196)	(5,196)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	283,164	—	2	—	—	2
Taxes paid associated with net settlement of stock compensation awards	(67,688)	—	(498)	—	—	(498)
Forfeitures of restricted stock awards	(15,000)	—	—	—	—	—
Stock compensation expense	—	—	1,121	—	—	1,121
Foreign currency translation	—	—	—	833	—	833
Balance at December 31, 2019	33,887,591	34	243,311	(7,140)	(123,768)	112,437
Net loss	—	—	—	—	(4,238)	(4,238)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	111,272	—	32	—	—	32
Taxes paid associated with net settlement of stock compensation awards	(10,065)	—	(60)	—	—	(60)
Stock compensation expense	—	—	1,244	—	—	1,244
Foreign currency translation				(1,303)		(1,303)
Balance at March 31, 2020	33,988,798	$34	$244,527	$(8,443)	$(128,006)	$108,112

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended March 31,
	2020	2019
	(Unaudited)
Operating activities
Net loss	$(9,434)	$(9,384)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,149	2,369
Stock compensation expense	2,270	4,094
Provision for doubtful accounts	66	126
Deferred tax provision	362	81
Gain on disposal of property and equipment	(25)	(6)
Change in fair value of earnout liability	200	1,400
Changes in operating assets and liabilities:
Accounts receivable	666	(1,425)
Inventory	(2,648)	(2,937)
Prepaid and deferred taxes	(869)	(46)
Prepaid expenses and other assets	2,337	(352)
Operating lease assets and liabilities	(174)	—
Accounts payable	4,116	(2,733)
Accrued expenses and other current liabilities	(10,060)	772
Distributions payable	(1,675)	(521)
Deferred revenue	(88)	955
Payables to sellers	1,113	(3,838)
Other liabilities	(1,443)	(143)
Net cash used in operating activities	(12,137)	(11,588)
Investing activities
Increase in intangibles	(48)	(14)
Purchases of property and equipment, including capitalized software	(2,834)	(2,989)
Proceeds from sales of property and equipment	36	24
Proceeds from promissory note	2,554	—
Purchases of short-term investments	(25,000)	(30,000)
Maturities of short-term investments	45,000	20,000
Net cash (used in) provided by investing activities	19,708	(12,979)
Financing activities
Payments of the principal portion of finance lease liabilities	(17)	—
Taxes paid associated with net settlement of stock compensation awards	(558)	—
Proceeds from exercise of stock options	34	124
Payment of earnout liability related to business acquisition	(1,200)	—
Net cash (used in) provided by financing activities	(1,741)	124
Effect of exchange rate differences on cash and cash equivalents	(511)	(83)
Net decrease in cash and cash equivalents	5,319	(24,526)
Cash and cash equivalents at beginning of period	36,497	58,448
Cash and cash equivalents at end of period	$41,816	$33,922
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$177	$558

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

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends, including the extent and duration of the COVID-19 pandemic; the Company's susceptibility to rapid technological change; actual and potential competition by entities with greater financial and other resources; and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. For the three months ended March 31, 2020, these estimates required the Company to make assumptions about the extent and duration of the COVID-19 pandemic and its impacts on the Company's results of operations. As there is uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

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

Lease expense related to operating lease assets and liabilities is recognized on a straight-line basis over the lease term. Lease expense related to finance lease assets is recognized on a straight-line basis over the shorter of the useful life of the asset or the lease term, while lease expense related to finance lease liabilities is recognized using the interest method. Lease-related payments not included in the determination of the lease assets and liabilities, such as variable lease payments, are expensed as incurred.

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

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.3 million as of March 31, 2020 and $0.3 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $3.0 million as of March 31, 2020 and $3.0 million as of September 30, 2019, and is included in the line item Deferred revenue on the Consolidated Balance Sheets. Of the September 30, 2019 contract liability balance, $2.3 million was earned as Fee revenue during the six months ended March 31, 2020.

The $3.0 million contract liability balance as of March 31, 2020 also represents the Company's remaining performance obligations related to contracts with customers that are one year or greater in duration. The Company expects to recognize the substantial majority of that amount as Fee revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $0.5 million as of March 31, 2020 and $0.5 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheet. Amortization expense was immaterial during the three and six months ended March 31, 2020 and 2019.

Other Assets - Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal, plus $0.4 million in accrued interest. JTC has the opportunity to prepay the full amount remaining before May 15, 2020 at a $0.5 million discount. Of the $12.3 million owed to the Company, $6.6 million has been repaid as of March 31, 2020.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The Company considered the terms of the Forbearance Agreement and the cash flows expected to be received from JTC under the new repayment schedule in concluding that it remains probable that the Company will collect the amounts due to the Company as of March 31, 2020 and that no impairment loss has been incurred. Of the $5.7 million outstanding at March 31, 2020, $4.6 million is recorded in Other assets, and $1.1 million is recorded in Prepaid expenses and other current assets, based on the scheduled repayment dates.

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

The Company's RSCG segment has vendor contracts with Amazon.com, Inc. under which the RSCG segment acquires and sells commercial merchandise. Transactions under these contracts represented 55.3% and 49.4% of consolidated Cost of goods sold for the three months ended March 31, 2020 and 2019, respectively, and 51.9% and 44.9% of consolidated Cost of goods sold for the six months ended March 31, 2020 and 2019, respectively.

During the three and six months ended March 31, 2019, the Company had one material vendor contract with the Department of Defense (DoD) under which its CAG segment acquired, managed and sold government property: the Scrap Contract, which concluded on September 30, 2019. Sales of property acquired under the Scrap Contract accounted for 7.6% and 7.6% of the Company's consolidated revenues for the three and six months ended March 31, 2019, respectively.

Earnings per Share

For the three and six months ended March 31, 2020 and 2019, basic and diluted weighted average common shares were the same because the Company operated at a net loss in both periods, causing any inclusion of potentially dilutive securities in the computation of diluted net income (loss) per share to be anti-dilutive. See Note 7 for the amounts of outstanding stock options, restricted stock awards and restricted stock units that could potentially dilute net income (loss) per share in the future.

Recent Accounting Pronouncements

Accounting Standards Adopted

On October 1, 2019, the Company adopted ASC 842 using the modified retrospective transition method. Prior periods have not been restated. To perform the adoption, the Company elected several practical expedients, including the package of practical expedients to not reassess prior conclusions on whether a contract is or contains a lease, lease classification, and initial direct costs. The Company also elected to combine both the lease and non-lease components as a single component to be accounted for as a lease, to not recognize lease assets or liabilities for leases with initial lease terms of 12 months or less, and to not use hindsight when determining the lease term.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The Company also adopted the following ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting, during the six months ended March 31, 2020. It did not have a significant impact on the consolidated financial statements or the related footnote disclosures.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

3. Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 5.4 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

(in thousands)	Three months ended March 31, 2020	Six months ended March 31, 2020
Finance lease – lease asset amortization	$16	$37
Finance lease – interest on lease liabilities	5	12
Operating lease cost	1,344	2,680
Short-term lease cost	23	44
Variable lease cost (1)	420	751
Sublease income	(20)	(139)
Total net lease cost	$1,788	$3,385
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	March 31, 2020
(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$2,736	$28
2021	3,932	56
2022	2,594	55
2023	1,864	56
2024	919	56
Thereafter	348	105
Total lease payments (1)	$12,393	$356
Less: imputed interest (2)	(1,219)	(72)
Total lease liabilities	$11,174	$284

(1) The weighted average remaining lease term is 3.1 years for operating leases and 6.3 years for finance leases.
(2) The weighted average discount rate is 6.4% for operating leases and 7.5% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

(in thousands)	Six Months Ended March 31, 2020
Cash paid for amounts included in operating lease liabilities	$2,506
Cash paid for amounts included in finance lease liabilities	17
Non-cash: lease liabilities arising from new operating lease assets obtained (1)	12,188
Non-cash: lease liabilities arising from new finance lease assets obtained	10
Non-cash: adjustments to lease assets and liabilities	1,675
(1) Amount includes $12.2 million of lease liabilities recognized upon the adoption of ASC 842 on October 1, 2019 (see Note 2).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

4. Goodwill

The following table presents changes in the carrying amount of goodwill by reportable segment:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2018	$21,530	$23,731	$14,558	$59,819
Translation adjustments	(352)	—	—	(352)
Balance at September 30, 2019	$21,178	$23,731	$14,558	$59,467
Translation adjustments	63	—	—	63
Balance at March 31, 2020	$21,241	$23,731	$14,558	$59,530

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable.

During the three months ended March 31, 2020, the Company identified factors associated with the COVID-19 pandemic that indicated that an interim goodwill impairment test was necessary. These factors included a deterioration of macroeconomic conditions, near-term declines in the Company's results of operations as a result of "shelter-in-place" orders and other related measures, and a decline in the Company's market capitalization.

For the interim goodwill impairment test, the Company performed a fair-value based test for all reporting units with goodwill balances. The fair value of each reporting unit was determined using a discounted cash flow (DCF) analysis. The DCF analysis relied on significant assumptions and judgments about the forecasted future cash flows over the five-year projection period, including revenues, gross profit margins, operating expenses, income taxes, capital expenditures, working capital, and an estimate of the impact and duration of COVID-19 on those factors. These forecasts of future cash flows represent the Company's best estimate using information that is currently available. However, given the uncertainty associated with the COVID-19 pandemic, including its extent and duration, actual results could differ significantly from those estimates. The DCF analysis also used included significant assumptions and judgments about long-term growth rates and discount rates.

The fair value of the GovDeals reporting unit is substantially in excess of its carrying value. The fair value of the CAG and Machinio reporting units exceeded their carrying values by 21% and 12%, respectively. No impairment charge was recorded as a result of the interim goodwill impairment test.

5. Intangible Assets

The components of intangible assets are as follows:

		March 31, 2020			September 30, 2019
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6	$3,100	$(904)	$2,196	$3,100	$(646)	$2,454
Technology	5	2,700	(945)	1,755	2,700	(675)	2,025
Patent and trademarks	7 - 10	2,321	(855)	1,466	2,276	(712)	1,564
Total intangible assets		$8,121	$(2,704)	$5,417	$8,076	$(2,033)	$6,043

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The remaining intangible assets balance at March 31, 2020 is expected to be amortized as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2020	$670
2021	1,335
2022	1,327
2023	1,183
2024	645
2025 and thereafter	257
Total	$5,417

Intangible asset amortization expense was $0.3 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively and $0.7 million and $0.7 million for the six months ended March 31, 2020 and 2019, respectively.

The factors associated with the COVID-19 pandemic discussed in Note 4 also indicated that an interim long-lived asset impairment test was necessary during the three months ended March 31, 2020. For each asset group, the Company performed an undiscounted cash flow analysis that relies on significant assumptions and judgments surrounding the forecasts of future cash flows over each asset group's projection period. These forecasts of future cash flows represent the Company's best estimate using information that is currently available. However, given the significant uncertainty associated with the COVID-19 pandemic, including its extent and duration, actual results could differ significantly from those estimates.

For each asset group, the undiscounted cash flows exceeded the asset group's carrying value. No impairment charge was recorded as a result of the interim long-lived asset impairment test.

6. Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first six months of fiscal year 2020 and its corresponding effective tax rate is (5.6%). Tax expense in the six months ended March 31, 2020 is due to state and foreign taxes paid. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company identified no new uncertain tax positions during the six months ended March 31, 2020. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of March 31, 2020, none of the Company's federal or state income tax returns are under examination, however, we remain subject to examination for certain of our foreign income tax returns. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2016 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2016 may be adjusted upon examination by tax authorities if they are utilized.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. The CARES Act provides opportunities for additional liquidity, loan guarantees, and other government programs to support companies affected by the COVID-19 pandemic and their employees. Based on our preliminary analysis of the CARES Act, we do not expect a significant impact to our consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

7. Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows:

	Common Stock
(dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2018	32,774,118	$33	$236,115	$(6,449)	$(100,045)	$129,654
Cumulative adjustment related to the adoption of ASC 606	—	—	—	—	730	730
Net loss	—	—	—	—	(5,022)	(5,022)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	409,060	—	8	—	—	8
Stock compensation expense	—	—	1,556	—	—	1,556
Foreign currency translation	—	—	—	(427)	—	(427)
Balance at December 31, 2018	33,183,178	$33	$237,679	$(6,876)	$(104,337)	$126,499
Net loss	—	—	—	—	(4,362)	(4,362)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	197,642	—	116	—	—	116
Stock compensation expense	—	—	2,011	—	—	2,011
Forfeitures of restricted stock awards	(33,163)	—	—	—	—	—
Foreign currency translation	—	—	—	198	3	201
Balance at March 31, 2019	33,347,657	$33	$239,806	$(6,678)	$(108,696)	$124,465

Stock Compensation Incentive Plans

During the quarter ended March 31, 2020, the Company's shareholders approved an amendment and restatement to its Second Amended and Restated 2006 Omnibus Long-Term Incentive Plan (the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan) to increase the number of shares of common stock reserved for issuance from 16,300,000 to 19,100,000.

Stock Compensation Expense

Stock-based compensation expense was $2.3 million for the six months ended March 31, 2020, which included $2.4 million of expense related to equity-classified stock options and RSUs & RSAs (restricted stock units and awards) and a $0.1 million benefit related to liability-classified SARs (cash-settled stock appreciation rights).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Six Months Ended
March 31, 2020
Stock Options granted:
Options containing only service conditions:	415,719
Weighted average exercise price	$6.82
Weighted average grant date fair value	$2.72

Options containing performance or market conditions:	402,800
Weighted average exercise price	$6.82
Weighted average grant date fair value	$2.62

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	310,493
Weighted average grant date fair value	$5.92

RSUs & RSAs containing performance or market conditions:	173,600
Weighted average grant date fair value	$4.49

The stock options and RSUs & RSAs containing only service conditions will vest over a four year service period. The stock options and RSUs & RSAs containing performance conditions will vest upon the achievement of specified financial targets of the Company or its business units. The stock options and RSUs & RSAs containing market conditions will vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price.

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the six months ended March 31, 2020 include a dividend yield of 0.0%, expected volatility rates of 46.5% to 51.0%, risk-free interest rates of 0.5% to 1.5%, and expected terms of 4.6 to 7.4 years.

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the six months ended March 31, 2020 include a dividend yield of 0.0%, expected volatility rates of 46.7% to 51.2%, risk-free interest rates of 1.5% to 1.7%, and expected holding period (% of remaining term for stock options only) of 30.7% to 100%.

SARs

During the three months ended March 31, 2020, the Company did not issue any SARs, 225,267 SARs were exercised requiring the Company to make cash payments of $0.6 million, and 29,815 SARs were canceled. As of March 31, 2020, 178,500 SARs were outstanding.

Share Repurchase Program

The Company did not repurchase shares during the six months ended March 31, 2020 or 2019. As of March 31, 2020, the Company has $10.1 million of remaining authorization to repurchase shares under its share repurchase program.

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

During the year ended September 30, 2018, and as a result of the acquisition of Machinio, the Company recorded contingent consideration which was measured at fair value (Level 3). At September 30, 2019, the Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The simulation estimated Machinio's adjusted EBITDA over the calendar year 2019 earn-out period using a market-based volatility factor and market interest rates resulting in an average EBITDA. A present value factor was applied based on the expected settlement date of the contingent consideration. At March 31, 2020, the calendar year 2019 earn-out period was complete and the liability has been paid in full.

The changes in the earn-out liability measured at fair value using Level 3 inputs to determine fair value for the six months ended March 31, 2020 are as follows:

(in thousands)	Contingent Consideration

Balance at September 30, 2019	$4,800
Change in fair value	200
Settlement	(5,000)
Balance at March 31, 2020	$—

The increase in the fair value of the earn-out liability is due to Machinio's full attainment of its actual adjusted EBITDA target for the calendar year 2019 earn-out period. The expense for the change in fair value was included in Other operating expenses in the Consolidated Statements of Operations. The earn-out liability was paid in full during the three months ended March 31, 2020.

The Company also has short-term investments of $10.0 million and $30.0 million at March 31, 2020 and September 30, 2019, respectively, in certificates of deposit with maturities of six months or less, and interest rates between 1.76% and 2.50%. These assets were measured at fair value at March 31, 2020 and September 30, 2019 and were classified as Level 1 assets within the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), accounts receivable, a promissory note and accounts payable. The Company believes the carrying values of these instruments approximate fair value.

At March 31, 2020 and September 30, 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The net periodic benefit, other than service costs, is recognized within Interest other income, net in the Consolidated Statements of Operations, and for the three and six months ended March 31, 2020 and 2019 included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	109	154	217	$311
Expected return on plan assets	(204)	(229)	(404)	(473)
Amortization of prior service cost	5	—	10	—
Total net periodic (benefit)	$(90)	$(75)	$(177)	$(162)

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
Business realignment expenses were as follows for the periods presented:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Employee severance and benefit costs:
CAG	$—	$—	$—	$—
Corporate & Other	—	—	—	170
Total employee severance and benefit costs	—	—	—	170

Occupancy and other costs:
CAG	—	5	—	51
Corporate & Other	—	—	—	134
Total occupancy and other costs	—	5	—	185
Total business realignment expenses	$—	$5	$—	$355

The table below sets forth the significant components and activity in the liability for business realignment initiatives, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2018	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2019	Adoption of ASC 842	Business Realignment Expenses	Cash Payments	Liability Balance at March 31, 2020
Employee severance and benefit costs:
CAG	$89	$443	$(118)	$414	$—	$—	$(414)	$—
Corporate & Other	21	1,537	(1,320)	238	—	—	(238)	—
Total employee severance and benefit costs	$110	$1,980	$(1,438)	$652	$—	$—	$(652)	$—
Occupancy and other costs:
CAG	459	51	(341)	169	(169)	—	—	—
Corporate & Other	807	134	(941)	—	—	—	—	—
Total occupancy and other costs	$1,266	$185	$(1,282)	$169	$(169)	$—	$—	$—
Total business realignment	$1,376	$2,165	$(2,720)	$821	$(169)	$—	$(652)	$—

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

We also report results of Corporate & Other, which for the three and six months ended March 31, 2019 includes a previously existing operating segment that did not meet the quantitative thresholds to be a reportable segment, IronDirect. The Company exited the IronDirect business in January 2019.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
GovDeals:
Revenue	$—	$—	$—	$—
Fee revenue	7,822	7,697	15,837	15,355
Total revenue	7,822	7,697	15,837	15,355
Gross profit	$7,278	$7,042	$14,724	$14,103

RSCG:
Revenue	$32,577	$29,823	$60,403	$55,894
Fee revenue	3,680	4,188	7,551	7,595
Total revenue	36,257	34,011	67,954	63,489
Gross profit	$12,394	$12,287	$22,699	$21,836

CAG:
Revenue	$2,626	$7,498	$5,149	$16,727
Fee revenue	4,413	6,186	9,832	12,438
Total revenue	7,039	13,684	14,981	29,165
Gross profit	$4,922	$8,614	$10,736	$17,496

Machinio:
Revenue	$—	$—	$—	$—
Fee revenue	1,706	1,374	3,556	2,366
Total revenue	1,706	1,374	3,556	2,366
Gross Profit	$1,611	$1,265	$3,374	$2,143

Corporate & Other:
Revenue	$—	$34	$—	$469
Fee revenue	—	—	—	9
Total revenue	—	34	—	478
Gross profit	$—	$10	$—	$113

Consolidated:
Revenue	$35,203	$37,355	$65,552	$73,090
Fee revenue	17,621	19,445	36,776	37,763
Total revenue	52,824	56,800	102,328	110,853
Gross profit	$26,205	$29,218	$51,533	$55,691

The following table presents a reconciliation of gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2020	2019	2020	2019
Reconciliation:
Gross profit	$26,205	$29,218	$51,533	$55,691
Operating expenses	30,669	32,353	60,794	63,696
Other operating expenses	(12)	1,350	181	1,555
Interest and other income, net	(257)	(451)	(509)	(770)
Loss before provision for income taxes	$(4,195)	$(4,034)	$(8,933)	$(8,790)

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended March 31, 2020 and 2019 was 10.9% and 14.6%, respectively and the percent of our revenues that came from transactions conducted outside of the United States for the six months ended March 31, 2020 and 2019 was 13.1% and 15.4%, respectively.

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

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. By mid-March, the Company began to experience an impact on its operations, resulting from the actions taken by governments and private sector entities to limit the spread of COVID-19. These actions included meaningful restrictions on economic activity, including business closures, limitations on the operations of business activity, or significant prioritization of essential business functions. As direct correlation to these actions, the flow of assets into our network of marketplaces has been hindered as seller facilities have been closed, which has reduced ability of their employees to process assets and for buyers to pick-up or arrange for shipping of assets.

Our RSCG segment expects to continue to support retailer needs, including online retailers, through our Liquidation.com marketplace even if at a lower than average volume in the short-term. As long as we can ensure the safety of our employees, we will maintain our warehouse operations in support of the essential supply-chain needs of our sellers and buyers. As the pandemic restrictions subside, we expect retailers to address their reverse supply chain needs in a more comprehensive way, turning to third-party vendors such as ourselves to address any accumulation of returns or excess inventory during the shelter-in-place and safer-at-home phases of the pandemic.

We expect lower volume from our GovDeals segment until state government re-opening phases take place. As the economy re-opens and the business climate improves, we believe our government sellers will resume their selling activity over time.

We also expect our CAG segment to see reduced volumes as many seller facilities are closed and restrict buyer inspection of assets, asset pick-up, and in many cases, employee cataloging of assets for sale. Yet, we believe the need for liquidity from our sellers in the CAG segment and the demand for value-priced equipment from our buyers will create future, positive conditions of supply and demand within our CAG segment. We have a longstanding market-maker reputation for selling high-value equipment globally across numerous industries and will continue to support the needs of our traditional seller base. At the same time, we will offer our new, expanded, and timely solution to sell-in-place with our self-service, low-touch solution on AllSurplus.com, which aligns with our long term strategy.

The likelihood, magnitude and timing of these events across our segments is difficult to predict and we expect to be negatively impacted by a lower number of transactions on our marketplaces in the short-term, and possibly longer, which will have an adverse effect on our results of operations and cash flows. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

We are starting to see seller facilities reopen across the globe and anticipate activity will increase steadily as long as governments continue to reduce restrictions related to COVID-19. In the longer term we are highly focused on creating the efficiencies for ourselves, our sellers and our buyers by focusing on the people, processes and technologies that will deliver optimal liquidity in the reverse supply chain and further enable our growth through an asset light, low-touch self-service marketplace solution.

Our Responses to the COVID-19 Pandemic

The following are just a few examples of our commitment to our mission during this unprecedented time:

•We immediately took numerous steps to help customers and employees practice social distancing and other safety measures in keeping with current health-expert recommendations:
◦instituted work-from-home measures for all employees except essential warehouse and call center employees;
◦created safe work environments for those coming into facilities including social distancing enforcement and skeleton crews and regular cleanings;
◦implemented new safety procedures for buyer pickups at our warehouse facilities and reduced shipping fees on parcels to limit person-to-person contact; and
◦enforced travel restrictions on all employees and leveraged video conference technology.

•In mid-March, we acted quickly and aggressively to conserve resources in April by taking the following temporary actions:
◦eliminating CEO salary payments and reducing executive salaries by 50%;
◦implementing material furloughs and salary reductions in line with reduced business activity;
◦eliminating cash compensation for members of the Board of Directors;
◦restricting travel and related expenses;
◦delaying some immediate investments in our technology platform; and
◦addressing more flexible payment terms with vendors and service providers.

Our Marketplace Transactions

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended March 31, 2020, the approximate number of registered buyers increased from 3,580,000 to 3,675,000, or 2.7%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three and six months ended March 31, 2020, our purchase transaction model accounted for 24.7% and 22.6% of our GMV, and 66.6% and 64.1% of our total revenues, respectively. For the three and six months ended March 31, 2019, our purchase transaction model accounted for 24.0%

and 22.9% of our GMV, and 65.8% and 65.9% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts represented 55.3% and 51.9% of consolidated Costs of goods sold for three and six months ended March 31, 2020 and 49.4% and 44.9% of consolidated Costs of goods sold for three and six months ended March 31, 2019. For the three and six months ended March 31, 2019, purchase model revenues also included revenue earned from the sale of property obtained under the Scrap Contract, which concluded on September 30, 2019, and accounted for 7.6% of our total revenue for the those periods.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three and six months ended March 31, 2020, our consignment model accounted for 75.3% and 77.4% of our GMV, and 27.6% and 29.7% of our total revenues, respectively. For the three and six months ended March 31, 2019, our consignment model accounted for 76.0% and 77.1% of our GMV, and 29.4% and 29.6% of our total revenues, respectively.
Other — fee revenue. We also earn non-consignment fee revenue from Machinio's sales listing subscription service, as well as other services including returns management and refurbishment of assets, as well as asset valuation services. For the three and six months ended March 31, 2020, our other revenues accounted for 5.8% and 6.2% of our total revenues, respectively. For the three and six months ended March 31, 2019, our other revenues accounted for 4.9% and 4.5% of our total revenues, respectively

Industry trends.  While we are experiencing challenges presented by the COVID-19 pandemic, we believe there are several industry trends positively impacting the long-term growth of our business including: (1) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (2) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (3) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; (4) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical, and (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets.

Our Vendor Agreements

Our commercial agreements. We have vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under these contracts represented 55.3% and 49.4% of consolidated cost of goods sold for the three months ended March 31, 2020 and 2019, respectively, and 51.9%, and 44.9% of consolidated cost of goods sold for the six months ended March 31, 2020 and 2019, respectively.

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

For the three and six months ended March 31, 2019, the resale of scrap property that we purchased under the Scrap Contract accounted for approximately 2.8% of our GMV and 7.6% of our total revenues. The results of the Scrap Contract were included in our CAG segment.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2020 and 2019, we had approximately 3,675,000 and 3,580,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2020 and 2019, approximately 490,000 and 540,000, respectively, total auction participants participated in auctions on our marketplaces. During the six months ended March 31, 2020 and 2019, approximately 943,000 and 1,033,200, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31, 2020 and 2019, we completed approximately 150,000 and 153,000 transactions, respectively. During the six months ended March 31, 2020 and 2019, we completed approximately 286,000 and 297,500 transactions, respectively.

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

The table below reconciles net loss to EBITDA and Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019
(in thousands)	(Unaudited)
Net loss	$(4,238)	$(4,362)	$(9,434)	$(9,384)
Interest and other income, net[1]	(167)	(376)	(332)	(608)
Provision for income taxes	43	328	501	594
Depreciation and amortization	1,577	1,165	3,149	2,369
EBITDA	(2,785)	(3,245)	(6,116)	(7,029)
Stock compensation expense[2]	1,231	2,581	2,270	4,094
Acquisition costs and impairment of long-lived assets[3]	—	38	5	119
Business realignment expenses[3,4]	—	5	—	39
Fair value adjustments to acquisition earn-outs[3]	—	1,300	200	1,400
Deferred revenue purchase accounting adjustment	—	258	3	690
Adjusted EBITDA	$(1,554)	$937	$(3,638)	$(687)
1 Represents Interest and other income, net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit) expense.
2 Excludes the impact of forfeitures of stock awards by employees terminated by business realignment actions, which is included in the business realignment expenses line. There were no impacts for the three and six months ended March 31, 2020 and 2019.
3 Acquisition costs, impairment of long-lived assets, fair value adjustments to acquisition earn-outs, and business realignment expenses are components of Other operating expenses on the Statements of Operations.
4 Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 10 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. There were no related impacts for the three and six months ended March 31, 2020 and 2019.

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

As of March 31, 2020, in response change in economic conditions resulting from the COVID-19 pandemic, the Company performed an interim impairment test using a fair-value based test for all reporting units with goodwill balances, and determined that the fair value for each of its reporting units with goodwill balances substantially exceeded their carrying values except for CAG and Machinio, which exceeded their carrying values by approximately 21% and 12%, respectively.

The Company determined the fair value of the CAG and Machinio reporting units using a discounted cash flow (DCF) analysis. The DCF analysis relied on significant assumptions and judgments about the forecasts of future cash flows over the five-year projection period, including revenues, gross profit margins, operating expenses, income taxes, capital expenditures, working capital, and an estimate of the impact and duration of COVID-19 on those factors. A long-term growth rate of 2.5% was applied thereafter. These forecasts of future cash flows represent the Company's best estimate using information that is currently available. However, given the uncertainty associated with the COVID-19 pandemic, including its extent and duration, actual results could differ significantly from those estimates.

The cash flows for CAG and Machinio were discounted at a weighted average cost of capital (WACC) of 17% and 26%, respectively, and reflected an increase in the equity risk premium caused by the emergence of the COVID-19 pandemic. Given the uncertainty that COVID-19 has introduced into the equity markets, the Company performed a sensitivity analysis that noted

that the CAG and Machinio WACCs would need to increase by over 180 and 260 basis points, respectively, to impact the recovery of goodwill.

The Company will continue to monitor these reporting units for changes that could impact the recoverability of goodwill, which will depend on changes to the extent and duration of the COVID-19 pandemic, and its impact on the equity markets.

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

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax (loss) income. Our effective income tax rate before discrete items was (5.6%) for the six months ended March 31, 2020. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$35,203	$37,355	$(2,152)	(5.8)%	$65,552	$73,090	$(7,538)	(10.3)%
Fee revenue	17,621	19,445	(1,824)	(9.4)	36,776	37,763	(987)	(2.6)
Total revenue	52,824	56,800	(3,976)	(7.0)	102,328	110,853	(8,525)	(7.7)
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	26,619	24,807	1,812	7.3	50,795	49,763	1,032	2.1
Seller distributions	—	2,775	(2,775)	(100.0)	—	5,399	(5,399)	(100.0)
Technology and operations	11,586	13,429	(1,843)	(13.7)	22,827	25,953	(3,126)	(12.0)
Sales and marketing	10,109	9,135	974	10.7	19,714	18,116	1,598	8.8
General and administrative	7,397	8,624	(1,227)	(14.2)	15,104	17,258	(2,154)	(12.5)
Depreciation and amortization	1,577	1,165	412	35.4	3,149	2,369	780	32.9
Other operating (income) expenses	(12)	1,350	(1,362)	(100.9)	181	1,555	(1,374)	(88.4)
Total costs and expenses	57,276	61,285	(4,009)	(6.5)	111,770	120,413	(8,643)	(7.2)
Loss from operations	(4,452)	(4,485)	33	0.7	(9,442)	(9,560)	118	1.2
Interest and other income, net	(257)	(451)	194	43.0	(509)	(770)	261	33.9
Loss before provision for income taxes	(4,195)	(4,034)	(161)	(4.0)	(8,933)	(8,790)	(143)	(1.6)
Provision for income taxes	43	328	(285)	(86.9)	501	594	(93)	(15.7)
Net loss	$(4,238)	$(4,362)	$124	2.8%	$(9,434)	$(9,384)	$(50)	(0.5)%

The following table presents segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization) and Seller distributions), and gross profit margin for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2020	2019	2020	2019
GovDeals:
GMV	$77,158	$77,390	$156,349	$153,698
Total revenue	7,822	7,697	15,837	15,355
Gross profit	7,278	7,042	14,724	14,103
Gross profit margin	93.0%	91.5%	93.0%	91.8%

RSCG:
GMV	44,320	41,899	84,190	77,343
Total revenue	36,257	34,011	67,954	63,489
Gross profit	12,394	12,287	22,699	21,836
Gross profit margin	34.2%	36.1%	33.4%	34.4%

CAG:
GMV	22,822	36,070	52,355	82,429
Total revenue	7,039	13,684	14,981	29,165
Gross profit	4,922	8,614	10,736	17,496
Gross profit margin	69.9%	62.9%	71.7%	60.0%

Machinio:
GMV	—	—	—	—
Total revenue	1,706	1,374	3,556	2,366
Gross profit	1,611	1,265	3,374	2,143
Gross profit margin	94.4%	92.1%	94.9%	90.6%

Corporate & Other:
GMV	—	34	—	469
Total revenue	—	34	—	478
Gross profit	—	10	—	113
Gross profit margin	—%	29.4%	—%	23.6%

Consolidated:
GMV	144,300	155,393	292,894	313,939
Total revenue	52,824	56,800	102,328	110,853
Gross profit	26,205	29,218	51,533	55,691
Gross profit margin	49.6%	51.4%	50.4%	50.2%

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Segment Results

GovDeals. Revenue from our GovDeals segment increased 1.6%, or $0.1 million, and GMV decreased 0.3%, or $0.2 million. Beginning in mid-March, GovDeals began to experience reduced volumes resulting from government facility closures in response to the COVID-19 pandemic, which also prevented buyer pickups and ability to complete related transactions. As a result of the increase in revenues and an increase in gross profit margin, gross profit increased 3.4%, or $0.2 million. Gross profit margin increased 1.5%, primarily due to a decline in vehicle sales which required transportation costs to arrive at the point of sale.

RSCG. Revenue from our RSCG segment increased 6.6%, or $2.2 million, due to a 5.8%, or $2.4 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with mid-sized and large retailers, and an increase in the mix of transactions performed under the purchase model. Beginning in mid-March, RSCG began to experience reduced volumes resulting from retailers prioritizing their attention and resources to meet the demands for essential goods in response to the COVID-19 pandemic. Buyer demand has been mixed, with some buyers increasing their average purchases and some decreasing, depending on varying circumstances. As a result of the increase in revenues, partially offset by a decline in gross profit margin, gross profit increased 0.9%, or $0.1 million. Gross profit margin decreased 1.9% primarily due to increased shipping costs and an increase in mix from lower margin product categories.

CAG. Revenue and GMV from the CAG segment decreased 48.6%, or $6.6 million, and 36.7%, or $13.2 million, respectively. The conclusion of the Scrap Contract caused revenue and GMV to each decline by $4.3 million. Excluding the impact of the completed Scrap Contract, revenue decreased by 24.9%, or $2.3 million, and GMV decreased by 28.1%, or $8.9 million. The declines were driven by the COVID-19 pandemic, which had a larger effect on CAG, as travel restrictions and facility closures in China early in the quarter interrupted supply from sellers and prevented buyers from inspecting goods already for sale. This trend affected our EMEA and North American regions in March as the pandemic spread. In addition, the North American region experienced softness in its industrial and bio-pharma verticals. Gross profit within the CAG segment decreased 42.9%, or $3.7 million, due to a $1.4 million impact from the completion of the Scrap Contract, and the impacts of the revenue declines. Gross profit margin increased to 69.9% from 62.9% due the completion of the Scrap Contract, which had lower gross profit margins than the remaining business, partially offset by an increase in mix of revenues earned from the purchase model.

Machinio. Revenue from our Machinio segment increased 24.2%, or $0.3 million, due to an increase in subscription activity, and due to revenue earned from deferred revenues no longer containing effects from purchase accounting. As a result of the increase in revenues, gross profit increased 27.4%, or $0.3 million. However, beginning in March, Machinio began to experience a reduction in traffic due to the COVID-19 pandemic.
Corporate & Other. The changes in revenue, GMV, gross profit and gross profit margin are due to the Company's exit from the IronDirect business in January 2019.

Consolidated Results

Revenue - Total consolidated revenue decreased $4.0 million, or 7.0%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.

Cost of goods sold.  Cost of goods sold increased $1.8 million, or 7.3%, primarily due to revenue increases in RSCG, partially offset by revenue declines in CAG.

Seller distributions.  Seller distributions decreased $2.8 million, or 100.0%, due to the completion of the Scrap Contract.

Technology and operations expenses.  Technology and operations expenses decreased $1.8 million, or 13.7%. The decrease included $1.4 million due to the completion of the Scrap Contract and $1.6 million in reductions in Corporate and CAG (excluding the Scrap Contract) driven by benefits from restructuring and other organizational changes performed in fiscal 2019. These decreases were partially offset by a $1.2 million increase in RSCG and GovDeals driven by increased customer support and operations expenses from the continued growth in those segments. Due to the timing of implementation, the actions taken to reduce operating expenses in response to the COVID-19 pandemic did not have a significant impact this quarter, but are expected to result in decreased technology and operations expenses while they are in effect.

Sales and marketing expenses.  Sales and marketing expenses increased $1.0 million, or 10.7%, due to a $0.4 million increase in sales expenses driven by the increases in revenues at GovDeals, RSCG and Machinio, and a $0.3 million increase in marketing labor and expenses to promote our new e-commerce technology platform and develop our consolidated marketplace. Due to the timing of implementation, the actions taken to reduce operating expenses in response to the COVID-19 pandemic did not have a significant impact this quarter, but are expected to result in decreased sales and marketing expenses while they are in effect.

General and administrative expenses.  General and administrative expenses decreased $1.2 million, or 14.2%, and was impacted by the completion of the Scrap Contract and by benefits from restructuring and other organizational changes performed in fiscal 2019. Due to the timing of implementation, the actions taken to reduce operating expenses in response to the COVID-19 pandemic did not have a significant impact this quarter, but are expected to result in decreased general and administrative expenses while they are in effect.

Other operating expenses.  Other operating expense for the three months ended March 31, 2020 was not significant. Other operating expense of $1.4 million for the three months ended March 31, 2019 represents the increase in the fair value of the Machinio earn-out liability and acquisition related costs.

Interest and other income, net.  Interest and other income, net, decreased by $0.2 million due to a decline in the holdings of short-term investments and also in their interest rates.

Provision for income taxes.  Provision for income taxes decreased $0.3 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

Segment Results

GovDeals. Revenue from our GovDeals segment increased 3.1%, or $0.5 million, due to a 1.7%, or $2.7 million increase in GMV from adding new sellers. However, beginning in mid-March, GovDeals began to experience reduced volumes resulting from government facility closures in response to the COVID-19 pandemic, which also prevented buyer pickups and ability to complete related transactions. As a result of the increase in revenues and an increase in gross profit margin, gross profit increased 4.4%, or $0.6 million. Gross profit margin increased 1.2%, primarily due to a decline in vehicle sales which required transportation costs to arrive at the point of sale.

RSCG. Revenue from our RSCG segment increased 7.0%, or $4.5 million, due to an 8.9%, or $6.8 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with mid-sized and large retailers. Beginning in mid-March, RSCG began to experience reduced volumes resulting from retailers prioritizing their attention and resources to meet the demands for essential goods in response to the COVID-19 pandemic. Buyer demand has been mixed, with some buyers increasing their average purchases and some decreasing, depending on varying circumstances. As a result of the increase in revenues, partially offset by a decline in gross profit margin, gross profit increased 4.0%, or $0.9 million. Gross profit margin decreased 1.0% primarily due to increased shipping costs and an increase in mix from lower margin product categories.

CAG. Revenue and GMV from the CAG segment decreased 48.6%, or $14.2 million, and 36.5%, or $30.1 million, respectively. The conclusion of the Scrap Contract caused revenue and GMV to each decline by $8.4 million. Excluding the impact of the completed Scrap Contract, revenue decreased by 28.3%, or $5.9 million, and GMV decreased by 29.4%, or $21.8 million. The declines were driven by the COVID-19 pandemic, which had a larger effect on CAG, as travel restrictions and facility closures in China early in the quarter interrupted supply from sellers and prevented buyers from inspecting goods already for sale. This trend affected our EMEA and North American regions in March as the pandemic spread. The declines were also influenced by a strong prior year performance in the Asia-Pacific region, and associated with softness in the energy, industrial, and bio-pharma verticals in North America. Gross profit within the CAG segment decreased 38.6%, or $6.8 million, due to a $2.9 million impact from the completion of the Scrap Contract, and as a result of reduction in revenues. Gross profit margin increased to 71.7% from 60.0% due the completion of the Scrap Contract, which had lower gross profit margins than the remaining business, and from the increase in mix of revenues earned from the consignment model.

Machinio. Revenue from our Machinio segment increased 50.3%, or $1.2 million, due to an increase in subscription activity, and due to revenue earned from deferred revenues no longer containing effects from purchase accounting. As a result of the increase in revenues, gross profit increased 57.4%, or $1.2 million.
Corporate & Other. The changes in revenue, GMV, gross profit and gross profit margin are due to the Company's exit from the IronDirect business in January 2019.

Consolidated Results

Revenue - Total consolidated revenue decreased $8.5 million, or 7.7%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.

Cost of goods sold.  Cost of goods sold increased $1.0 million, or 2.1%, primarily due to revenue increases in RSCG, partially offset by revenue declines in CAG.

Seller distributions.  Seller distributions decreased $5.4 million, or 100.0%, due to the completion of the Scrap Contract.

Technology and operations expenses.  Technology and operations expenses decreased $3.1 million, or 12.0%. The decrease included $2.7 million due to the completion of the Scrap Contract and $2.3 million in reductions in Corporate and CAG (excluding the Scrap Contract) driven by benefits from restructuring and other organizational changes performed in fiscal 2019. These decreases were partially offset by a $2.2 million increase in RSCG and GovDeals driven by increased customer support and operations expenses from the continued growth in those segments. Due to the timing of implementation, the actions taken to reduce operating expenses in response to the COVID-19 pandemic did not have a significant impact this period, but are expected to result in decreased technology and operations expenses while they are in effect.

Sales and marketing expenses.  Sales and marketing expenses increased $1.6 million, or 8.8%, due to a $0.4 million increase in sales expenses driven by the increases in revenues at GovDeals and RSCG, partially offset by the reduced revenues in CAG, and a $1.1 million increase in marketing labor and expenses to promote our new e-commerce technology platform and develop our consolidated marketplace. Due to the timing of implementation, the actions taken to reduce operating expenses in response to the COVID-19 pandemic did not have a significant impact this quarter, but are expected to result in decreased sales and marketing expenses while they are in effect.

General and administrative expenses.  General and administrative expenses decreased $2.2 million, or 12.5%, and were impacted by the completion of the Scrap Contract and by benefits from restructuring and other organizational changes performed in fiscal 2019. Due to the timing of implementation, the actions taken to reduce operating expenses in response to the COVID-19 pandemic did not have a significant impact this quarter, but are expected to result in decreased general and administrative expenses while they are in effect.

Other operating expenses.  Other operating expense of $0.2 million for the six months ended March 31, 2020 represents the increase in fair value of the Machinio earn-out liability. Other operating expense of $1.6 million for the six months ended March 31, 2019 represents the increase in the fair value of the Machinio earn-out liability and acquisition related costs.

Interest and other income, net.  Interest and other income, net, decreased by $0.3 million due to a decline in the holdings of short-term investments and also in their interest rates.

Provision for income taxes.  Provision for income taxes decreased $0.1 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses and capital used for inventory purchases, which we have funded through cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures and acquisitions. As of March 31, 2020, we had $41.8 million in cash as well as $10.0 million in short-term investments.

We expect that the COVID-19 pandemic may cause the Company's GMV, EBITDA and cash position to decline in the short-term although the Company's actions taken to conserve resources and the speed at which business activity may return may mitigate these short-term declines. These mitigation efforts include salary reductions, furloughs, moderation in discretionary spending and non-essential investments, and amendments to vendor payment terms. However, we believe that our existing cash, cash equivalents, and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months.

In fiscal 2019, we deployed our new e-commerce technology platform. We expect to continue to invest in enhancements to our marketplace capabilities and for the implementation of tools for data-driven product recommendations, omni-channel behavioral marketing and predictive analytics and integrated services for our retail supply chain segment.

During the second quarter of fiscal 2020 the Company paid the $5.0 million earn-out payment for the Machinio acquisition we made in July 2018 for which we paid $16.7 million in cash.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $4.0 million as of March 31, 2020. As of March 31, 2020 and September 30, 2019, $16.9 million and $21.0 million, respectively, of cash and cash equivalents was held outside of the U.S.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash. We did not repurchase shares under this program during the six months ended March 31, 2020 or 2019. As of March 31, 2020, we are authorized to repurchase up to an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2020 Compared to the Six Months Ended March 31, 2019

Net cash used in operating activities was $12.1 million and $11.6 million for the six months ended March 31, 2020 and 2019, respectively. The $0.5 million increase in cash used in operations between periods was attributable to the $3.8 million portion of the Machinio earn-out payment associated with its increase in value post-acquisition, partially offset by $2.1 million of lower net income as adjusted for non-cash items, and $1.1 million of final payments of seller distributions associated with the completion of the Scrap Contract. Our working capital accounts are subject to natural variations depending on the timing of cash receipts and payments, and our variations in our transaction volumes are related to settlements between our buyers and sellers.

Net cash provided by investing activities was $19.7 million for the six months ended March 31, 2020, and $13.0 million was used by investing activities for the six months ended March 31, 2019. The $32.7 million increase in cash provided by investing activities was driven by a $30.0 million increase in activity related to short-term investments which are used to manage the Company's excess cash balances, and $2.5 million principal payment on the promissory note issued to JTC. As discussed in Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements, the Company concluded that it remains probable that the Company will collect the amounts related to the promissory note issued to JTC. However, the Company will continue to monitor for changes that could impact the recoverability of the promissory note, which will depend on JTC's subsequent operating performance and ability to make the payments required by the new repayment schedule.

Net cash used in financing activities was $1.7 million for the six months ended March 31, 2020. The $1.9 million increase in cash used by financing activities consisted of $1.2 million the portion of the Machinio earn-out payment that represented its fair value at the date of acquisition, and $0.6 million taxes paid associated with net settlement of stock compensation awards. Net settlement was not used in the prior year comparable period.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the six months ended March 31, 2020 were $2.8 million. As of March 31, 2020, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. We had no debt as of March 31, 2020, but we do hold $10.0 million of short-term investments with interest rates of 1.76% and $10.0 million of cash equivalents in money market funds. Changes in interest rates on these short-term investments are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars. Outside the United States, we predominantly generate revenues and expenses in the local currency. When we translate the results and net assets of these operations into U.S. dollars for reporting purposes, movements in exchange rates will affect reported results and net assets. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, which would affect our results of operations expressed in U.S. dollars.

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

During the three months ended March 31, 2020, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. While the impact of COVID-19 pandemic and our actions taken in response, including furloughs and employees working remotely, has not materially affected our internal control over financial reporting as of March 31, 2020, we will continue to monitor and assess this ongoing situation for potential material affects.

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding the Company's legal proceedings may be found in Note 11 of the accompanying Notes to the Unaudited Consolidated Financial Statements.

Item 1A. Risk Factors.

Natural or man-made disasters, including health emergencies related to the COVID-19 (coronavirus) pandemic, could have a material adverse effect on our business operations, results of operations, cash flows and financial position.

COVID-19 has caused volatility in the global financial markets and threatened a slowdown in the global economy. In addition, we cannot predict the impact that COVID-19 will have on our sellers, buyers, vendors, and other business partners, and each of their financial conditions; however, any material effect on these parties could adversely impact us. The COVID-19 pandemic has already begun to disrupt our marketplace operations, including by reducing the supply of surplus assets that might otherwise be sold due to government and commercial business closures. Further, shelter-in-place orders could cause buyers to refrain from bidding or otherwise engaging in transactions, at least in the near term, as they may have reduced demand in their businesses or, alternatively, are unable to engage in inspection and pick-up activities relating to winning auctions or closing sales.

A prolonged quarantine or border closure could result in temporary or longer-term disruptions of surplus disposal patterns, consumption and trade patterns, supply chains, production processes, and operations. A widespread health crisis, such as the COVID-19 pandemic, could negatively affect the economies and financial markets of many countries resulting in a global economic downturn which could negatively impact the volume of assets available for sale, the number of interested buyers or bidders, recovery maximization on marketplace transactions and marketplace GMV.

The COVID-19 pandemic has also heightened the risk that a significant portion of our workforce will suffer illness or otherwise not be permitted or be unable to work and exposing us to cyber and other risks associated with a large number of our employees working remotely. Certain of our RSCG warehouse facilities have experienced cases of COVID-19, and although we have not had temporary workplace disruptions, we cannot predict whether these will occur in the future or if our RSCG warehouse facilities will experience more significant or frequent disruptions in the future.

Pandemics, such as the current global COVID-19 virus, outbreaks of communicable infections or diseases, or other public health concerns in the markets in which our consumers or employees live and/or in which we or our distributors, retailers, and suppliers operate.

Supply disruption may result from restrictions on the ability of employees and others in the reverse supply chain to travel and work, such as caused by quarantine or individual illness, or which may result from border closures imposed by governments to deter the spread of communicable infection or disease, or determinations by us or our sellers or buyers to temporarily suspend operations in affected areas, or other actions which restrict the ability to engage in transactions for surplus assets or which may otherwise negatively impact our ability to facilitate inspection and shipment of surplus assets. Ports or channels of entry may be closed or operate at only a portion of capacity, or transportation of surplus assets within a region or country may be limited, if workers are unable to report to work due to travel restrictions or personal illness. Our operations and the operations of our sellers and buyers may become less efficient or otherwise become negatively impacted if our executive leaders or other personnel critical to our operations are unable to work or if a significant percentage of the workforce is unable to work or is required to work from home. Cost saving measures may not be enough. A prolonged quarantine or border closure could result in temporary or longer-term disruptions of reverse supply chain patterns, consumption and trade patterns. A widespread health crisis, such as the COVID-19 pandemic, could negatively affect the economies and financial markets of many countries resulting in a global economic downturn that could, in turn, negatively impact demand for surplus assets and our ability to facilitate transactions. Any of these events could have a material adverse effect on our business, liquidity, financial condition, or results of operations.

As a result of a decline in transactional activity attributable to the COVID-19 pandemic and our need to conserve cash, we have implemented furloughs and temporary pay cuts, which could adversely impact the morale and performance of employees and our ability to retain them.

Certain employees have been furloughed without pay and most other employees earning more than $50,000 in base salary have received pay cuts. These actions could have unintended impact on our employees, could lead to a decline in employee morale, and could lead to a loss of these or other employees. In the event of employee attrition, we may not be able to replace the lost employees on a timely basis, or with individuals having the same level of skills. In either case, our business prospects, results of operations and financial condition could be materially and adversely affected.

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

Item 5. Other Information.

Given the continued uncertainty in the current business climate and to respond to changing conditions resulting from the COVID-19 pandemic, Mr. William P. Angrick, III, Chairman and Chief Executive Officer of the Company, has agreed to continue his voluntary reduction in his base salary at a level of a 50% reduction. Messrs. Jorge A. Celaya, John Daunt, Michael Lutz, Nicholas Rozdilsky, Mark A. Shaffer, and Steven Weiskircher have also voluntarily agreed to continue to reduce their base salaries at a level of a 25% reduction.

In addition, each member of the Board of Directors has agreed to continue to voluntarily forgo half of all fees paid to such directors for his or her service on the Board, including the annual retainer, committee membership and lead and committee chair fees.

These measures are effective for the months of May and June and will be reviewed based on evolving operating and financial conditions in the future.

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
10.1#
Executive Employment Agreement, dated November 5, 2019, by and between the Company and John Daunt, incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

10.2#	Executive Limited Waiver of Base Salary Agreement, dated March 25, 2020, by and between the Company and William Angrick.
10.3#	Executive Limited Waiver of Base Salary Agreement, dated March 25, 2020, by and between the Company and Steven Weiskircher.
10.4#	Executive Limited Waiver of Base Salary Agreement, dated March 25, 2020, by and between the Company and Nick Rozdilsky.
10.5#	Executive Limited Waiver of Base Salary Agreement, dated March 25, 2020, by and between the Company and Michael Lutz.
10.6#	Executive Limited Waiver of Base Salary Agreement, dated March 25, 2020, by and between the Company and John Daunt.
10.7#	Executive Limited Waiver of Base Salary Agreement, dated March 25, 2020, by and between the Company and Jorge Celaya.
10.8#	Executive Limited Waiver of Base Salary Agreement, dated March 25, 2020, by and between the Company and Mark Shaffer.
10.9#	Form of Extension of Executive Salary Waiver
10.10#
Liquidity Services, Inc. Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 28, 2020.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

# Indicates management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

May 7, 2020	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

May 7, 2020	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

May 7, 2020	By:	/s/ Samuel M. Guzman, Jr.
Samuel M. Guzman, Jr.
Vice President and Chief Accounting Officer