Form 10-Q
period 2020-06-30
LIQUIDITY SERVICES INC
filed 2020-08-06
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 3, 2020 was 34,045,094.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	June 30, 2020	September 30, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$72,729	$36,497
Short-term investments	—	30,000
Accounts receivable, net of allowance for doubtful accounts of $357 and $291	5,159	6,704
Inventory, net	7,415	5,843
Prepaid taxes and tax refund receivable	3,081	2,531
Prepaid expenses and other current assets	6,546	8,350
Total current assets	94,930	89,925
Property and equipment, net of accumulated depreciation of $13,678 and $10,566	18,500	18,846
Operating lease assets	9,263	—
Intangible assets, net	5,086	6,043
Goodwill	59,587	59,467
Deferred tax assets	821	866
Other assets	10,677	12,136
Total assets	$198,864	$187,283
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$29,002	$15,051
Accrued expenses and other current liabilities	17,757	28,794
Current portion of operating lease liabilities	4,127	—
Distributions payable	—	1,675
Deferred revenue	3,025	3,049
Payables to sellers	26,325	20,253
Total current liabilities	80,236	68,822
Operating lease liabilities	5,908	—
Deferred taxes and other long-term liabilities	2,482	2,286
Total liabilities	88,626	71,108
Commitments and contingencies (Note 11)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 34,021,773 shares issued and outstanding at June 30, 2020; 33,687,115 shares issued and outstanding at September 30, 2019	34	34
Additional paid-in capital	246,016	242,686
Accumulated other comprehensive loss	(8,019)	(7,973)
Accumulated deficit	(127,793)	(118,572)
Total stockholders’ equity	110,238	116,175
Total liabilities and stockholders’ equity	$198,864	$187,283

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Revenue	$30,442	$36,388	$95,994	$109,478
Fee revenue	17,280	20,494	54,056	58,257
Total revenue	47,722	56,882	150,050	167,735
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	22,494	25,337	73,289	75,100
Seller distributions	—	2,994	—	8,393
Technology and operations	9,515	12,145	32,342	38,098
Sales and marketing	7,412	8,771	27,126	26,887
General and administrative	6,217	8,959	21,321	26,217
Depreciation and amortization	1,567	1,206	4,716	3,575
Other operating expenses	319	2,031	500	3,586
Total costs and expenses	47,524	61,443	159,294	181,856
Income (loss) from operations	198	(4,561)	(9,244)	(14,121)
Interest and other income, net	(224)	(454)	(733)	(1,224)
Income (loss) before provision for income taxes	422	(4,107)	(8,511)	(12,897)
Provision for income taxes	209	542	710	1,136
Net income (loss)	$213	$(4,649)	$(9,221)	$(14,033)
Basic income (loss) per common share	$0.01	$(0.14)	$(0.27)	$(0.43)
Diluted income (loss) per common share	$0.01	$(0.14)	$(0.27)	$(0.43)
Basic weighted average shares outstanding	33,695,936	33,164,750	33,621,740	32,986,040
Diluted weighted average shares outstanding	33,815,332	33,164,750	33,621,740	32,986,040

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)
Net income (loss)	$213	$(4,649)	$(9,221)	$(14,033)
Other comprehensive income (loss):
Foreign currency translation	424	(255)	(46)	(484)
Other comprehensive income (loss)	424	(255)	(46)	(484)
Comprehensive income (loss)	$637	$(4,904)	$(9,267)	$(14,517)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2019	33,687,115	$34	$242,686	$(7,973)	$(118,572)	$116,175
Net loss	—	—	—	—	(5,196)	(5,196)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	283,164	—	2	—	—	2
Taxes paid associated with net settlement of stock compensation awards	(67,688)	—	(498)	—	—	(498)
Forfeitures of restricted stock awards	(15,000)	—	—	—	—	—
Stock compensation expense	—	—	1,121	—	—	1,121
Foreign currency translation	—	—	—	833	—	833
Balance at December 31, 2019	33,887,591	34	243,311	(7,140)	(123,768)	112,437
Net loss	—	—	—	—	(4,238)	(4,238)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	111,272	—	32	—	—	32
Taxes paid associated with net settlement of stock compensation awards	(10,065)	—	(60)	—	—	(60)
Stock compensation expense	—	—	1,244	—	—	1,244
Foreign currency translation	—	—	—	(1,303)	—	(1,303)
Balance at March 31, 2020	33,988,798	34	244,527	(8,443)	(128,006)	108,112
Net income	—	—	—	—	213	213
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	34,185	—	1	—	—	1
Taxes paid associated with net settlement of stock compensation awards	(1,210)	—	(6)	—	—	(6)
Stock compensation expense	—	—	1,494	—	—	1,494
Foreign currency translation	—	—	—	424	—	424
Balance at June 30, 2020	34,021,773	$34	$246,016	$(8,019)	$(127,793)	$110,238

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended June 30,
	2020	2019
	(Unaudited)
Operating activities
Net loss	$(9,221)	$(14,033)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,716	3,575
Stock compensation expense	3,785	5,138
Provision for doubtful accounts	131	184
Deferred tax provision	228	81
Loss (gain) on disposal of property and equipment	(29)	20
Change in fair value of earnout liability	200	2,300
Changes in operating assets and liabilities:
Accounts receivable	1,415	(1,056)
Inventory	(1,572)	1,231
Prepaid and deferred taxes	(551)	47
Prepaid expenses and other assets	942	244
Operating lease assets and liabilities	(165)	—
Accounts payable	13,951	(570)
Accrued expenses and other current liabilities	(9,525)	(777)
Distributions payable	(1,675)	(301)
Deferred revenue	(23)	1,043
Payables to sellers	6,072	(4,129)
Other liabilities	522	(222)
Net cash provided by (used in) operating activities	9,201	(7,225)
Investing activities
Increase in intangibles	(53)	(20)
Purchases of property and equipment, including capitalized software	(3,608)	(4,784)
Proceeds from sales of property and equipment	47	112
Proceeds from promissory note	2,553	—
Purchases of short-term investments	(25,000)	(50,000)
Maturities of short-term investments	55,000	40,000
Net cash provided by (used in) investing activities	28,939	(14,692)
Financing activities
Payments of the principal portion of finance lease liabilities	(26)	—
Taxes paid associated with net settlement of stock compensation awards	(564)	—
Proceeds from exercise of stock options	36	129
Payment of earnout liability related to business acquisition	(1,200)	—
Net cash (used in) provided by financing activities	(1,754)	129
Effect of exchange rate differences on cash and cash equivalents	(154)	(246)
Net increase (decrease) in cash and cash equivalents	36,232	(22,034)
Cash and cash equivalents at beginning of period	36,497	58,448
Cash and cash equivalents at end of period	$72,729	$36,414
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$203	$872

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

2.  Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2020 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. For the three and nine months ended June 30, 2020, these estimates required the Company to make assumptions about the extent and duration of the COVID-19 pandemic and its impacts on the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

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

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.5 million as of June 30, 2020 and $0.3 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $3.0 million as of June 30, 2020 and $3.0 million as of September 30, 2019, and is included in the line item Deferred revenue on the Consolidated Balance Sheets. Of the September 30, 2019 contract liability balance, $2.8 million was earned as Fee revenue during the nine months ended June 30, 2020.

The $3.0 million contract liability balance as of June 30, 2020 also represents the Company's remaining performance obligations related to contracts with customers that are one year or greater in duration. The Company expects to recognize the substantial majority of that amount as Fee revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $0.6 million as of June 30, 2020 and $0.5 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheet. Amortization expense was immaterial during the three and nine months ended June 30, 2020 and 2019.

Other Assets - Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal, plus $0.4 million in accrued interest. JTC had the opportunity to prepay the full amount remaining before May 15, 2020 at a $0.5 million discount. Of the $12.3 million owed to the Company, $6.6 million has been repaid as of June 30, 2020.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The Company considered the terms of the Forbearance Agreement and the cash flows expected to be received from JTC under the new repayment schedule in concluding that it remains probable that the Company will collect the amounts due to the Company as of June 30, 2020 and that no impairment loss has been incurred. Of the $5.7 million outstanding at June 30, 2020, $4.2 million is recorded in Other assets, and $1.5 million is recorded in Prepaid expenses and other current assets, based on the scheduled repayment dates.

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

The Company's RSCG segment has vendor contracts with Amazon.com, Inc. under which the RSCG segment acquires and sells commercial merchandise. Transactions under these contracts represented 60.4% and 41.6% of consolidated Cost of goods sold for the three months ended June 30, 2020 and 2019, respectively, and 54.5% and 43.9% of consolidated Cost of goods sold for the nine months ended June 30, 2020 and 2019, respectively.

During the three and nine months ended June 30, 2019, the Company had one material vendor contract with the Department of Defense (DoD) under which its CAG segment acquired, managed and sold government property: the Scrap Contract, which concluded on September 30, 2019. Sales of property acquired under the Scrap Contract accounted for 8.2% and 7.8% of the Company's consolidated revenues for the three and nine months ended June 30, 2019, respectively.

Earnings per Share

For the three months ended June 30, 2020, diluted weighted average common shares outstanding contains 119,396 shares representing the dilutive impact of stock options, RSUs and RSAs. 3,841,385 stock options, RSUs and RSAs were excluded from the computation of diluted weighted average common shares outstanding as they were anti-dilutive. For the nine months ended June 30, 2020 and the three and nine months ended June 30, 2019, basic and diluted weighted average common shares were the same because the Company operated at a net loss in both periods, causing any inclusion of potentially dilutive securities in the computation of diluted net income (loss) per share to be anti-dilutive. See Note 7 for the amounts of outstanding stock options, restricted stock awards and restricted stock units that could potentially dilute net income (loss) per share in the future.

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

The Company also adopted the following ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting, during the nine months ended June 30, 2020. It did not have a significant impact on the consolidated financial statements or the related footnote disclosures.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

3. Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 5.2 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

(in thousands)	Three months ended June 30, 2020	Nine months ended June 30, 2020
Finance lease – lease asset amortization	$16	$53
Finance lease – interest on lease liabilities	6	18
Operating lease cost	1,310	3,990
Short-term lease cost	48	92
Variable lease cost (1)	371	1,122
Sublease income	(61)	(200)
Total net lease cost	$1,690	$5,075
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	June 30, 2020
(in thousands)	Operating Leases	Finance Leases
Remainder of 2020	$1,261	$14
2021	4,020	56
2022	2,634	55
2023	1,886	56
2024	911	56
Thereafter	361	105
Total lease payments (1)	$11,073	$342
Less: imputed interest (2)	(1,038)	(67)
Total lease liabilities	$10,035	$275

(1) The weighted average remaining lease term is 3.1 years for operating leases and 6.1 years for finance leases.
(2) The weighted average discount rate is 6.4% for operating leases and 7.5% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

(in thousands)	Nine Months Ended June 30, 2020
Cash paid for amounts included in operating lease liabilities	$3,642
Cash paid for amounts included in finance lease liabilities	26
Non-cash: lease liabilities arising from new operating lease assets obtained (1)	12,188
Non-cash: lease liabilities arising from new finance lease assets obtained	10
Non-cash: adjustments to lease assets and liabilities	1,592
(1) Amount includes $12.2 million of lease liabilities recognized upon the adoption of ASC 842 on October 1, 2019 (see Note 2).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

4. Goodwill

The following table presents changes in the carrying amount of goodwill by reportable segment:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2018	$21,530	$23,731	$14,558	$59,819
Translation adjustments	(352)	—	—	(352)
Balance at September 30, 2019	$21,178	$23,731	$14,558	$59,467
Translation adjustments	120	—	—	120
Balance at June 30, 2020	$21,298	$23,731	$14,558	$59,587

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

The fair value of the GovDeals reporting unit is substantially in excess of its carrying value. The fair value of the CAG and Machinio reporting units exceeded their carrying values by 21% and 12%, respectively, as of March 31, 2020. No impairment charge was recorded as a result of the interim goodwill impairment test.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its goodwill. As there have been favorable developments in the factors that indicated a goodwill impairment test was necessary in the previous quarter, the Company did not identify any indicators of impairment that required an additional interim goodwill impairment test during the three months ended June 30, 2020.

5. Intangible Assets

The components of intangible assets are as follows:

		June 30, 2020			September 30, 2019
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6	$3,100	$(1,033)	$2,067	$3,100	$(646)	$2,454
Technology	5	2,700	(1,080)	1,620	2,700	(675)	2,025
Patent and trademarks	7 - 10	2,322	(923)	1,399	2,276	(712)	1,564
Total intangible assets		$8,122	$(3,036)	$5,086	$8,076	$(2,033)	$6,043

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The remaining intangible assets balance at June 30, 2020 is expected to be amortized as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2020	$335
2021	1,336
2022	1,327
2023	1,183
2024	645
2025 and thereafter	260
Total	$5,086

Intangible asset amortization expense was $0.3 million and $0.3 million for the three months ended June 30, 2020 and 2019, respectively and $1.0 million and $1.0 million for the nine months ended June 30, 2020 and 2019, respectively.

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

For each asset group, the undiscounted cash flows exceeded the asset group's carrying value as of March 31, 2020. No impairment charge was recorded as a result of the interim long-lived asset impairment test.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its long-lived assets. As there have been favorable developments in the factors that indicated a long-lived asset impairment test was necessary in the previous quarter, the Company did not identify any indicators of impairment that required an additional long-lived asset impairment test during the three months ended June 30, 2020.

6. Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded a pre-tax loss in the first nine months of fiscal year 2020 and its corresponding effective tax rate is (8.4%) compared to (8.8%) for the first nine months of fiscal year 2019. The change in the effective tax rate for the nine months ended June 30, 2020 as compared to the same period in the prior yea
r was primarily due to state and foreign taxes. Tax expense in the nine months ended June 30, 2020 is due to state and foreign taxes paid. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company identified no new uncertain tax positions during the nine months ended June 30, 2020. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of June 30, 2020, none of the Company's federal or state income tax returns are under examination, however, we remain subject to examination for certain of our foreign income tax returns. The statute of limitations for U.S. federal income tax returns for years prior to fiscal 2017 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal 2017 may be adjusted upon examination by tax authorities if they are utilized.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

7. Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows:

	Common Stock
(dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2018	32,774,118	$33	$236,115	$(6,449)	$(100,045)	$129,654
Cumulative adjustment related to the adoption of ASC 606	—	—	—	—	730	730
Net loss	—	—	—	—	(5,022)	(5,022)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	409,060	—	8	—	—	8
Stock compensation expense	—	—	1,556	—	—	1,556
Foreign currency translation	—	—	—	(427)	—	(427)
Balance at December 31, 2018	33,183,178	$33	$237,679	$(6,876)	$(104,337)	$126,499
Net loss	—	—	—	—	(4,362)	(4,362)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	197,642	—	116	—	—	116
Stock compensation expense	—	—	2,011	—	—	2,011
Forfeitures of restricted stock awards	(33,163)	—	—	—	—	—
Foreign currency translation and other	—	—	—	198	3	201
Balance at March 31, 2019	33,347,657	$33	$239,806	$(6,678)	$(108,696)	$124,465
Net loss	—	—	—	—	(4,649)	(4,649)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	150,421	—	5	—	—	5
Stock compensation expense	—	—	1,550	—	—	1,550
Foreign currency translation and other	—	—	—	(255)	(3)	(258)
Balance at June 30, 2019	33,498,078	$33	$241,361	$(6,933)	$(113,348)	$121,113

Stock Compensation Incentive Plans

During the quarter ended March 31, 2020, the Company's shareholders approved an amendment and restatement to its Second Amended and Restated 2006 Omnibus Long-Term Incentive Plan (the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan) to increase the number of shares of common stock reserved for issuance from 16,300,000 to 19,100,000.

Stock Compensation Expense

Stock-based compensation expense was $3.8 million for the nine months ended June 30, 2020, which included $3.9 million of expense related to equity-classified stock options and RSUs & RSAs (restricted stock units and awards) and a $0.1 million benefit related to liability-classified SARs (cash-settled stock appreciation rights).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Nine Months Ended
June 30, 2020
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

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the nine months ended June 30, 2020 include a dividend yield of 0.0%, expected volatility rates of 46.5% to 51.0%, risk-free interest rates of 0.5% to 1.5%, and expected terms of 4.6 to 7.4 years.

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the nine months ended June 30, 2020 include a dividend yield of 0.0%, expected volatility rates of 46.7% to 51.2%, risk-free interest rates of 1.5% to 1.7%, and expected holding period (% of remaining term for stock options only) of 30.7% to 100%.

SARs

During the six months ended June 30, 2020, the Company did not issue any SARs, 225,267 SARs were exercised requiring the Company to make cash payments of $0.6 million, and 40,355 SARs were canceled. As of June 30, 2020, 167,960 SARs were outstanding.

Share Repurchase Program

The Company did not repurchase shares during the nine months ended June 30, 2020 or 2019. As of June 30, 2020, the Company has $10.1 million of remaining authorization to repurchase shares under its share repurchase program.

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

During the year ended September 30, 2018, and as a result of the acquisition of Machinio, the Company recorded contingent consideration which was measured at fair value (Level 3). At September 30, 2019, the Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The simulation estimated Machinio's adjusted EBITDA over the calendar year 2019 earn-out period using a market-based volatility factor and market interest rates resulting in an average EBITDA. A present value factor was applied based on the expected settlement date of the contingent consideration. At June 30, 2020, the calendar year 2019 earn-out period was complete and the liability has been paid in full.

The changes in the earn-out liability measured at fair value using Level 3 inputs to determine fair value for the nine months ended June 30, 2020 are as follows:

(in thousands)	Contingent Consideration

Balance at September 30, 2019	$4,800
Change in fair value	200
Settlement	(5,000)
Balance at June 30, 2020	$—

The increase in the fair value of the earn-out liability is due to Machinio's full attainment of its actual adjusted EBITDA target for the calendar year 2019 earn-out period. The expense for the change in fair value was included in Other operating expenses in the Consolidated Statements of Operations. The earn-out liability was paid in full during the three months ended March 31, 2020.

The Company had short-term investments of $30.0 million at September 30, 2019 in certificates of deposit with maturities of six months or less, and interest rates between 1.97% and 2.50%. The Company has $30.0 million of money market funds considered cash equivalents at June 30, 2020. These assets were measured at fair value at June 30, 2020 and September 30, 2019 and were classified as Level 1 assets within the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash and cash equivalents (which includes cash and commercial paper with original maturities of less than 90 days), accounts receivable, a promissory note and accounts payable. The Company believes the carrying values of these instruments approximate fair value.

At June 30, 2020 and September 30, 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The net periodic benefit, other than service costs, is recognized within Interest other income, net in the Consolidated Statements of Operations, and for the three and nine months ended June 30, 2020 and 2019 included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Service cost	$—	$—	$—	$—
Interest cost	119	136	336	$446
Expected return on plan assets	(192)	(222)	(595)	(695)
Amortization of prior service cost	5	—	15	—
Total net periodic (benefit)	$(68)	$(86)	$(244)	$(249)

10. Business Realignment Expenses
Business realignment expenses are associated with management changes, exiting certain businesses, or other cost saving actions and are recorded as a component of Other operating expenses on the Consolidated Statements of Operations.
For the three and nine ended June 30, 2020, business realignment expenses were incurred related to the elimination of certain positions in response to the COVID-19 pandemic.
For the year ended September 30, 2019, business realignment expenses were incurred related to: management changes associated with a strategic reorganization of the Company's go-to-market strategy for self-directed and fully-managed market place services, the conclusion of the Scrap Contract, and other cost saving actions.
Business realignment expenses were as follows for the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Employee severance and benefit costs:
GovDeals	$25	$—	$25	$—
RSCG	64	—	64	—
CAG	67	248	67	248
Corporate & Other	172	1,125	172	1,295
Total employee severance and benefit costs	$328	$1,373	$328	$1,543

Occupancy and other costs:
CAG	—	—	—	51
Corporate & Other	—	—	—	134
Total occupancy and other costs	—	—	—	185
Total business realignment expenses	$328	$1,373	$328	$1,728

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The table below sets forth the significant components and activity in the liability for business realignment initiatives, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2018	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2019	Adoption of ASC 842	Business Realignment Expenses	Cash Payments	Liability Balance at June 30, 2020
Employee severance and benefit costs:
GovDeals	$—	$—	$—	$—	$—	$25	$(15)	$10
RCSG	—	—	—	—	—	64	(52)	12
CAG	89	443	(118)	414	—	67	(435)	46
Corporate & Other	21	1,537	(1,320)	238	—	172	(343)	67
Total employee severance and benefit costs	$110	$1,980	$(1,438)	$652	$—	$328	$(845)	$135
Occupancy and other costs:
CAG	459	51	(341)	169	(169)	—	—	—
Corporate & Other	807	134	(941)	—	—	—	—	—
Total occupancy and other costs	$1,266	$185	$(1,282)	$169	$(169)	$—	$—	$—
Total business realignment	$1,376	$2,165	$(2,720)	$821	$(169)	$328	$(845)	$135

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

We also report results of Corporate & Other, which for the nine months ended June 30, 2019 includes a previously existing operating segment that did not meet the quantitative thresholds to be a reportable segment, IronDirect. The Company exited the IronDirect business in January 2019.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
GovDeals:
Revenue	$—	$—	$—	$—
Fee revenue	6,021	9,280	21,858	24,635
Total revenue	6,021	9,280	21,858	24,635
Gross profit	$5,637	$8,560	$20,361	$22,663

RSCG:
Revenue	$29,454	$27,011	$89,857	$82,904
Fee revenue	4,099	4,250	11,650	11,846
Total revenue	33,553	31,261	101,507	94,750
Gross profit	$12,022	$10,874	$34,721	$32,710

CAG:
Revenue	$988	$9,377	$6,137	$26,105
Fee revenue	5,384	5,513	15,216	17,951
Total revenue	6,372	14,890	21,353	44,056
Gross profit	$5,892	$7,759	$16,628	$25,255

Machinio:
Revenue	$—	$—	$—	$—
Fee revenue	1,776	1,451	5,332	3,816
Total revenue	1,776	1,451	5,332	3,816
Gross Profit	$1,677	$1,358	$5,051	$3,501

Corporate & Other:
Revenue	$—	$—	$—	$469
Fee revenue	—	—	—	9
Total revenue	—	—	—	478
Gross profit	$—	$—	$—	$113

Consolidated:
Revenue	$30,442	$36,388	$95,994	$109,478
Fee revenue	17,280	20,494	54,056	58,257
Total revenue	47,722	56,882	150,050	167,735
Gross profit	$25,228	$28,551	$76,761	$84,242

The following table presents a reconciliation of gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Reconciliation:
Gross profit	$25,228	$28,551	$76,761	$84,242
Operating expenses	24,711	31,081	85,505	94,777
Other operating expenses	319	2,031	500	3,586
Interest and other income, net	(224)	(454)	(733)	(1,224)
Income (loss) before provision for income taxes	$422	$(4,107)	$(8,511)	$(12,897)

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended June 30, 2020 and 2019 was 11.2% and 13.6%, respectively and the percent of our revenues that came from transactions conducted outside of the United States for the nine months ended June 30, 2020 and 2019 was 12.5% and 14.9%, respectively.

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

Overview

The Company operates a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Currently, the Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. The Company has over 14,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April, the Company experienced the largest impacts on its operations, resulting from the actions taken by governments and private sector entities to limit the spread of COVID-19 that included restrictions on economic activity, including business closures, limitations on the operations of business activity, and significant prioritization of essential business functions. However, relative to April, we saw increases in GMV and revenues in May and June as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income for the three months ended June 30, 2020. However, the likelihood, magnitude and timing of business developments across our segments are difficult to predict given the current economic uncertainty, unknown timing and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

In the longer term, we continue to be highly focused on creating efficiencies and benefits for our sellers and our buyers by focusing on the platform services and support that will deliver optimal liquidity in the reverse supply chain and further enable our growth through an asset light, low-touch marketplace solution. As e-commerce penetration continues to grow substantially for both consumers and B2B, our online platform and cloud-based solutions should become even more relevant and necessary for the evolving global economy.

Evolving Response to COVID-19 Pandemic

Last quarter we announced several safety measures and temporary cost control measures to protect both our employees and our business during the COVID-19 global pandemic. While we are still strictly abiding by all social distancing and safety measures in keeping the current health-expert recommendations, the hard work and performance of the Company has enabled us to review and loosen some of our cost control measures including:

•restoring full pay and providing back pay for all salary reductions for our current workforce;
•bringing a portion of furloughed employees back to full-time status, mainly in our sales department;
•resuming technology and marketing investments over the next quarter.

Our Marketplace Transactions

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended June 30, 2020, the approximate number of registered buyers increased from 3,627,000 to 3,719,000, or 2.5%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three and nine months ended June 30, 2020, our purchase transaction model accounted for 22.1% and 22.4% of our GMV, and 63.8% and 64.0% of our total revenues, respectively. For the three and nine months ended June 30, 2019, our purchase transaction model accounted for 21.8% and 22.5% of our GMV, and 64.0% and 65.3% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts represented 60.4% and 54.5% of consolidated Costs of goods sold for three and nine months ended June 30, 2020 and 41.6% and 43.9% of consolidated Costs of goods sold for three and nine months ended June 30, 2019. For the three and nine months ended June 30, 2019, purchase model revenues also included revenue earned from the sale of property obtained under the Scrap Contract, which concluded on September 30, 2019, and accounted for 8.2% and 7.8% of our total revenue, respectively.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three and nine months ended June 30, 2020, our consignment model accounted for 77.9% and 77.6% of our GMV, and 30.2% and 29.9% of our total revenues, respectively. For the three and nine months ended June 30, 2019, our consignment model accounted for 78.2% and 77.5% of our GMV, and 30.8% and 30.0% of our total revenues, respectively.
Other — fee revenue. We also earn non-consignment fee revenue from Machinio's sales listing subscription service, as well as other services including returns management and refurbishment of assets, as well as asset valuation services. For the three and nine months ended June 30, 2020, our other revenues accounted for 6.0% and 6.2% of our total revenues, respectively. For the three and nine months ended June 30, 2019, our other revenues accounted for 5.2% and 4.7% of our total revenues, respectively

Industry trends.  While we are experiencing challenges presented by the COVID-19 pandemic, we believe there are several industry trends positively impacting the long-term growth of our business including: (1) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (2) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (3) the increase in outsourcing by corporate and government organizations of disposition activities for surplus and end-of-life assets as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain, which we expect to increase our seller base; (4) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical; (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets; and (6) the increased demand by sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events.

Our Vendor Agreements

Our commercial agreements. We have vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under these contracts represented 60.4% and 41.6% of consolidated cost of goods sold for the three months ended June 30, 2020 and 2019, respectively, and 54.5%, and 43.9% of consolidated cost of goods sold for the nine months ended June 30, 2020 and 2019, respectively.

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

The resale of scrap property that we purchased under the Scrap Contract accounted for approximately 2.8% of our GMV and 8.2% of our total revenues for the three months ended June 30, 2019 and 2.7% of our GMV and 7.8% of our total revenues for the nine months ended June 30, 2019 The results of the Scrap Contract were included in our CAG segment.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2020 and 2019, we had approximately 3,719,000 and 3,627,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2020 and 2019, approximately 420,000 and 528,000, respectively, total auction participants participated in auctions on our marketplaces. During the nine months ended June 30, 2020 and 2019, approximately 1,363,000 and 1,561,500, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2020 and 2019, we completed approximately 134,000 and 160,000 transactions, respectively. During the nine months ended June 30, 2020 and 2019, we completed approximately 420,000 and 458,000 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income (loss) plus interest and other expense, net excluding the non-service components of net periodic pension (benefit) expense; provision (benefit) for income taxes; and depreciation and amortization. Interest and other expense, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

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
The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019
(in thousands)	(Unaudited)
Net income (loss)	$213	$(4,649)	$(9,221)	$(14,033)
Interest and other income, net[1]	(156)	(368)	(489)	(976)
Provision for income taxes	209	542	710	1,136
Depreciation and amortization	1,567	1,206	4,716	3,575
EBITDA	1,833	(3,269)	(4,284)	(10,298)
Stock compensation expense[2]	1,516	1,362	3,785	5,456
Acquisition costs and impairment of long-lived assets[3]	—	52	5	171
Business realignment expenses[3,4]	328	1,055	328	1,095
Fair value adjustments to acquisition earn-outs[3]	—	900	200	2,300
Deferred revenue purchase accounting adjustment	—	110	3	800
Adjusted EBITDA	$3,677	$210	$37	$(476)
1 Represents Interest and other income, net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit) expense.
2 Excludes the impact of forfeitures of stock awards by employees terminated by business realignment actions, which is included in the business realignment expenses line for the three and nine months ended June 30, 2019. There were no such impacts for the three and nine months ended June 30, 2020.
3 Acquisition costs, impairment of long-lived assets, fair value adjustments to acquisition earn-outs, and business realignment expenses are components of Other operating expenses on the Statements of Operations.
4 Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 10 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. Those related impacts were $317 thousand for the three and nine months ended June 30, 2019, primarily due to forfeitures of stock awards by terminated employees. There were no related impacts for the three and nine months ended June 30, 2020.

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

As of March 31, 2020, the Company determined the fair value of the CAG and Machinio reporting units using a discounted cash flow (DCF) analysis. The DCF analysis relied on significant assumptions and judgments about the forecasts of future cash flows over the five-year projection period, including revenues, gross profit margins, operating expenses, income taxes, capital expenditures, working capital, and an estimate of the impact and duration of COVID-19 on those factors. A long-term growth rate of 2.5% was applied thereafter. These forecasts of future cash flows represent the Company's best estimate using information that is currently available. However, given the uncertainty associated with the COVID-19 pandemic, including its extent and duration, actual results could differ significantly from those estimates.

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

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its goodwill. As there have been favorable developments in the factors that indicated a goodwill impairment test was necessary in the previous quarter, the Company did not identify any indicators of impairment that required an additional interim goodwill impairment test during the three months ended June 30, 2020.

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

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax (loss) income. Our effective income tax rate before discrete items was (8.4%) for the nine months ended June 30, 2020. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the valuation allowance charge on current year losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2020	2019	$ Change	% Change	2020	2019	$ Change	% Change
Revenue	$30,442	$36,388	$(5,946)	(16.3)%	$95,994	$109,478	$(13,484)	(12.3)%
Fee revenue	17,280	20,494	(3,214)	(15.7)	54,056	58,257	(4,201)	(7.2)
Total revenue	47,722	56,882	(9,160)	(16.1)	150,050	167,735	(17,685)	(10.5)
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	22,494	25,337	(2,843)	(11.2)	73,289	75,100	(1,811)	(2.4)
Seller distributions	—	2,994	(2,994)	(100.0)	—	8,393	(8,393)	(100.0)
Technology and operations	9,515	12,145	(2,630)	(21.7)	32,342	38,098	(5,756)	(15.1)
Sales and marketing	7,412	8,771	(1,359)	(15.5)	27,126	26,887	239	0.9
General and administrative	6,217	8,959	(2,742)	(30.6)	21,321	26,217	(4,896)	(18.7)
Depreciation and amortization	1,567	1,206	361	29.9	4,716	3,575	1,141	31.9
Other operating expenses	319	2,031	(1,712)	(84.3)	500	3,586	(3,086)	(86.1)
Total costs and expenses	47,524	61,443	(13,919)	(22.7)	159,294	181,856	(22,562)	(12.4)
Income (loss) from operations	198	(4,561)	4,759	NM	(9,244)	(14,121)	4,877	34.5
Interest and other income, net	(224)	(454)	230	50.7	(733)	(1,224)	491	40.1
Income (loss) before provision for income taxes	422	(4,107)	4,529	NM	(8,511)	(12,897)	4,386	34.0
Provision for income taxes	209	542	(333)	(61.4)	710	1,136	(426)	(37.5)
Net income (loss)	$213	$(4,649)	$4,862	NM	$(9,221)	$(14,033)	$4,812	34.3%

 NM = not meaningful

The following table presents segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization) and Seller distributions), and gross profit margin for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2020	2019	2020	2019
GovDeals:
GMV	$57,906	$90,927	$214,255	$244,626
Total revenue	6,021	9,280	21,858	24,635
Gross profit	5,637	8,560	20,361	22,663
Gross profit margin	93.6%	92.2%	93.2%	92.0%

RSCG:
GMV	44,991	39,561	129,181	116,904
Total revenue	33,553	31,261	101,507	94,750
Gross profit	12,022	10,874	34,721	32,710
Gross profit margin	35.8%	34.8%	34.2%	34.5%

CAG:
GMV	27,191	37,656	79,546	120,086
Total revenue	6,372	14,890	21,353	44,056
Gross profit	5,892	7,759	16,628	25,255
Gross profit margin	92.5%	52.1%	77.9%	57.3%

Machinio:
GMV	—	—	—	—
Total revenue	1,776	1,451	5,332	3,816
Gross profit	1,677	1,358	5,051	3,501
Gross profit margin	94.4%	93.6%	94.7%	91.7%

Corporate & Other:
GMV	—	—	—	469
Total revenue	—	—	—	478
Gross profit	—	—	—	113
Gross profit margin	—%	—%	—%	23.6%

Consolidated:
GMV	130,088	168,144	422,982	482,085
Total revenue	47,722	56,882	150,050	167,735
Gross profit	25,228	28,551	76,761	84,242
Gross profit margin	52.9%	50.2%	51.2%	50.2%

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Segment Results

GovDeals. Revenue from our GovDeals segment decreased 35.1%, or $3.3 million due to a 36.3%, or $33.0 million decrease in GMV primarily resulting from decreased activity due to limitations on government facility operations in response to the COVID-19 pandemic. As a result of the decrease in revenues, gross profit decreased 34.1%, or $2.9 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG segment increased 7.3%, or $2.3 million, due to a 13.7%, or $5.4 million, increase in GMV driven primarily by growing volumes within existing seller accounts, partially offset by a decrease in the mix of transactions performed under the purchase model. As a result of the increase in revenues and an increase in gross profit margin, gross profit increased 10.6%, or $1.1 million. Gross profit margin remained relatively consistent between the periods.

CAG. Revenue and GMV from the CAG segment decreased 57.2%, or $8.5 million, and 27.8%, or $10.5 million, respectively. The conclusion of the Scrap Contract in fiscal 2019 caused revenue and GMV to each decline by $4.6 million. Excluding the impact of the completed Scrap Contract, revenue decreased by 37.8%, or $3.9 million, and GMV decreased by 17.6%, or $5.8 million. The declines were primarily driven by lower activity due to limitations on commercial facility operations and global travel restrictions in response to the COVID-19 pandemic. These restrictions had a larger impact on principal transactions than on transactions using our lower-touch consignment model. Gross profit within the CAG segment decreased 24.1%, or $1.9 million, primarily due to a $1.6 million impact from the completion of the Scrap Contract and the reduction in revenues. Gross profit margin increased to 92.5% from 52.1% due the larger impact of the COVID-19 pandemic on principal transactions, and the completion of the Scrap Contract, which had lower gross profit margins than the remaining business.

Machinio. Revenue from our Machinio segment increased 22.4%, or $0.3 million, due to an increase in subscription activity, and due to revenue earned from deferred revenues no longer containing effects from purchase accounting. As a result of the increase in revenues, gross profit increased 23.5%, or $0.3 million.

Corporate & Other. The are no amounts of revenue, GMV, gross profit and gross profit margin due to the Company's exit from the IronDirect business in January 2019.

Consolidated Results

Revenue - Total consolidated revenue decreased $9.2 million, or 16.1%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.

Cost of goods sold.  Cost of goods sold decreased $2.8 million, or 11.2%, primarily due to revenue declines in CAG, partially offset by the revenue increases in RSCG.

Seller distributions.  Seller distributions decreased $3.0 million, or 100.0%, due to the completion of the Scrap Contract.

Technology and operations expenses.  Technology and operations expenses decreased $2.6 million, or 21.7%. The decrease included $1.1 million due to the completion of the Scrap Contract in fiscal 2019, $1.9 million in reductions in Corporate and CAG expenses (excluding the Scrap Contract) driven by benefits from restructuring and other organizational changes performed in fiscal 2019, and actions taken to reduce operating expenses in response to the COVID-19 pandemic in the quarter ended June 30, 2020. However, the impact of the action taken to reduce our operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover. These decreases were partially offset by a $0.3 million increase in RSCG and GovDeals driven by increased customer support and operations expenses from the continued growth in those segments.

Sales and marketing expenses.  Sales and marketing expenses decreased $1.4 million, or 15.5%, due to actions taken to reduce operating expenses in response to the COVID-19 pandemic in the quarter ended June 30, 2020. However, the impact of these actions on our operating expense levels will lessen as business conditions continue to recover.

General and administrative expenses.  General and administrative expenses decreased $2.7 million, or 30.6%, and was impacted by actions taken to reduce operating expenses in response to the COVID-19 pandemic in the quarter ended June 30, 2020, benefits from restructuring and other organizational changes performed in fiscal 2019, and the completion of the Scrap Contract in fiscal 2019. The impact of the actions taken to reduce operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover.

Other operating expenses.  Other operating expense of $0.3 million for the three months ended June 30, 2020 represents business realignment expenses were incurred related to the elimination of certain positions in response to the COVID-19 pandemic. Other operating expense of $2.0 million for the three months ended June 30, 2019 included $1.4 million of business realignment expenses, partially offset by $0.3 million of reversed stock-based compensation expense due to the related forfeitures, and a $0.9 million increase in the fair value the Machinio earn-out liability.

Interest and other income, net.  Interest and other income, net, decreased by $0.2 million due to a decline in the holdings of short-term investments and also in their interest rates.

Provision for income taxes.  Provision for income taxes decreased $0.3 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

Segment Results

GovDeals. Revenue from our GovDeals segment decreased 11.3%, or $2.8 million, due to a 12.4%, or $30.4 million decrease in GMV primarily resulting from lower activity due to limitations on government facility operations in response to the COVID-19 pandemic, partially offset by adding new sellers prior to its onset. As a result of the decrease in revenues, gross profit decreased 10.2%, or $2.3 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG segment increased 7.1%, or $6.8 million, due to an 10.5%, or $12.3 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with mid-sized and large retailers. As a result of the increase in revenues, gross profit increased 6.1%, or $2.0 million. Gross profit margin remained relatively consistent between the periods.

CAG. Revenue and GMV from the CAG segment decreased 51.5%, or $22.7 million, and 33.8%, or $40.5 million, respectively. The conclusion of the Scrap Contract caused revenue and GMV to each decline by $13.0 million. Excluding the impact of the completed Scrap Contract, revenue decreased by 31.5%, or $9.8 million, and GMV decreased by 25.8%, or $27.6 million. The declines were primarily driven by lower activity due to limitations on commercial facility operations and global travel restrictions in response to the COVID-19 pandemic. These restrictions had a larger impact on principal transactions than on transactions using our lower-touch consignment model. The declines were also influenced by a strong prior year performance in the Asia-Pacific region, and associated with softness in the industrial and bio-pharma verticals in North America. Gross profit within the CAG segment decreased 34.2%, or $8.6 million, due to a $4.5 million impact from the completion of the Scrap Contract and the reduction in revenues. Gross profit margin increased to 77.9% from 57.3% due the completion of the Scrap Contract, which had lower gross profit margins than the remaining business, and due the larger impact of the COVID-19 pandemic on principal transactions

Machinio. Revenue from our Machinio segment increased 39.7%, or $1.5 million, due to an increase in subscription activity, and due to revenue earned from deferred revenues no longer containing effects from purchase accounting. As a result of the increase in revenues, gross profit increased 44.3%, or $1.6 million.
Corporate & Other. The changes in revenue, GMV, gross profit and gross profit margin are due to the Company's exit from the IronDirect business in January 2019.

Consolidated Results

Revenue - Total consolidated revenue decreased $17.7 million, or 10.5%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.

Cost of goods sold.  Cost of goods sold increased $1.8 million, or 2.4%, primarily due to revenue increases in RSCG, partially offset by revenue declines in CAG.

Seller distributions.  Seller distributions decreased $8.4 million, or 100.0%, due to the completion of the Scrap Contract.

Technology and operations expenses.  Technology and operations expenses decreased $5.8 million, or 15.1%. The decrease included $3.9 million due to the completion of the Scrap Contract in fiscal 2019, $4.2 million in reductions in Corporate and CAG (excluding the Scrap Contract) driven by benefits from restructuring and other organizational changes performed in fiscal 2019, and actions taken to reduce operating expenses in response to the COVID-19 pandemic in the quarter ended June 30, 2020. However, the impact of the action taken to reduce our operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover. These decreases were partially offset by a $2.5 million increase in RSCG and GovDeals driven by increased customer support and operations expenses from the continued growth in those segments.

Sales and marketing expenses.  Sales and marketing expenses increased $0.2 million, or 0.9%, due to an increase in marketing expenses to promote our new e-commerce technology platform and develop our consolidated marketplace, which was partially offset by actions taken to reduce operating expenses in response to the COVID-19 pandemic in the quarter ended June 30, 2020. However, the impact of these actions on our operating expense levels will lessen as business conditions continue to recover.

General and administrative expenses.  General and administrative expenses decreased $4.9 million, or 18.7%, and was impacted by actions taken to reduce operating expenses in response to the COVID-19 pandemic in the quarter ended June 30, 2020, benefits from restructuring and other organizational changes performed in fiscal 2019, and the completion of the Scrap Contract in fiscal 2019. The impact of the actions taken to reduce operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover.

Other operating expenses.  Other operating expense of $0.5 million for the nine months ended June 30, 2020 represents $0.3 million of business realignment expenses that were incurred related to the elimination of certain positions in response to the COVID-19 pandemic, and a $0.2 million increase in fair value of the Machinio earn-out liability. Other operating expense of $3.6 million for the nine months ended June 30, 2019 includes $1.5 million of business realignment expenses, partially offset by $0.3 million of reversed stock-based compensation expense due to related forfeitures, and a $2.3 million increase in the fair value of the Machinio earn-out liability.

Interest and other income, net.  Interest and other income, net, decreased by $0.5 million due to a decline in the holdings of short-term investments and also in their interest rates.

Provision for income taxes.  Provision for income taxes decreased $0.4 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures and acquisitions. As of June 30, 2020, we had $72.7 million in cash and cash equivalents.

The COVID-19 pandemic caused the Company's GMV and revenues to decline in the short-term. The temporary cost control measures put into place mitigated those declines, resulting in net income of $0.2 million for the quarter ended June 30, 2020. From a cash flow perspective, the Company employed working capital management practices, primarily in the form of temporary extensions to vendor payment terms, and also experienced accumulation in its payables to sellers balance due to COVID-19 restrictions causing some buyer delays in being able to pick up purchased assets. The effects of these items caused our cash balance to increase relative to the $41.8 million in cash as well as $10.0 million in short-term investments we held as of March 31, 2020. While the Company expects to use working capital in the near-term as these temporary effects unwind, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months.

In fiscal 2019, we deployed our new e-commerce technology platform. We expect to continue to invest in enhancements to our marketplace capabilities and for the implementation of tools for data-driven product recommendations, omni-channel behavioral marketing and predictive analytics and integrated services for our retail supply chain segment.

During the second quarter of fiscal 2020 the Company paid the $5.0 million earn-out payment for the Machinio acquisition we made in July 2018 for which we paid $16.7 million in cash at closing.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $3.7 million as of June 30, 2020. As of June 30, 2020 and September 30, 2019, $17.2 million and $21.0 million, respectively, of cash and cash equivalents was held outside of the U.S.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash. We did not repurchase shares under this program during the nine months ended June 30, 2020 or 2019. As of June 30, 2020, we are authorized to repurchase up to an additional $10.1 million in shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Nine Months Ended June 30, 2020 Compared to the Nine Months Ended June 30, 2019

Net cash provided by (used in) operating activities was $9.2 million and $(7.2) million for the nine months ended June 30, 2020 and 2019, respectively. The $16.4 million increase in cash provided by operations between periods was attributable changes in payables to sellers, driven by timings of payments, and increases in transactions that have been paid for but not yet picked up due to delays caused the COVID-19 pandemic; changes to accounts payable, accrued expenses and other liabilities driven by the management of working capital, such as temporary extensions of payment terms in response to the COVID-19 pandemic; and $2.5 million of higher net income as adjusted for non-cash items, including the impact of temporary cost control measures. These changes were partially offset by the $3.8 million portion of the Machinio earn-out payment associated with its increase in value post-acquisition, and the final payments of seller distributions associated with the completion of the Scrap Contract. Our working capital accounts are subject to natural variations depending on the timing of cash receipts and payments, and our variations in our transaction volumes are related to settlements between our buyers and sellers. However, the Company expects to use working capital in the near-term as the temporary responses to the COVID-19 pandemic implemented in the third quarter start to unwind.

Net cash provided by (used in) investing activities was $28.9 million for the nine months ended June 30, 2020, and $(14.7) million was used by investing activities for the nine months ended June 30, 2019. The $43.6 million increase in cash provided by investing activities was driven by a $40.0 million increase in activity related to short-term investments which are used to manage the Company's excess cash balances, and $2.5 million principal payment on the promissory note issued to JTC. As discussed in Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements, the Company concluded that it remains probable that the Company will collect the amounts related to the promissory note issued to JTC. However, the Company will continue to monitor for changes that could impact the recoverability of the promissory note, which will depend on JTC's subsequent operating performance and ability to make the payments required by the new repayment schedule.

Net cash used in financing activities was $1.8 million for the nine months ended June 30, 2020. The $1.9 million increase in cash used by financing activities consisted of $1.2 million the portion of the Machinio earn-out payment that represented its fair value at the date of acquisition, and $0.6 million taxes paid associated with net settlement of stock compensation awards. Net settlement was not used in the prior year comparable period.

Capital Expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from operating cash flows. Our capital expenditures for the nine months ended June 30, 2020 were $3.6 million. As of June 30, 2020, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. We had no debt as of June 30, 2020, but we do hold $30.0 million of cash equivalents in money market funds. The impact of changes in interest rates on these money market funds is not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars. Outside the United States, we predominantly generate revenues and expenses in the local currency. When we translate the results and net assets of these operations into U.S. dollars for reporting purposes, movements in exchange rates will affect reported results and net assets. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, which could affect our results of operations expressed in U.S. dollars.

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

During the three months ended June 30, 2020, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. While the impact of COVID-19 pandemic and our actions taken in response, including terminations, furloughs and employees working remotely, has not materially affected our internal control over financial reporting as of June 30, 2020, we will continue to monitor and assess this ongoing situation for potential material effects.

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (Principal Financial Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer, principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding the Company's legal proceedings may be found in Note 11 of the accompanying Notes to the Unaudited Consolidated Financial Statements.

Item 1A. Risk Factors.

The global COVID-19 pandemic could harm our business and results of operations.

The global spread of COVID-19 and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and the related measures to contain its spread have not had a material adverse effect on our consolidated results of operations to date, they have adversely affected certain components of our business, particularly revenues during times and in places in which governments ordered business and governmental closures and issued the most restrictive shelter in-place guidelines. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; any resurgence or “second waves” of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of government funding programs benefiting our sellers and buyers; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets, including the possibility of a national or global recession; the potential for shipping difficulties, including slowed deliveries from sellers to their customers; and the ability of consumers to pay for products. The COVID-19 pandemic has generally resulted in a decrease in consumer spending, which could have an adverse impact on our sellers through reduced consumer demand for their surplus assets, which could in turn negatively impact the demand for use of our platforms. Additionally, the COVID-19 pandemic has caused us to require employees to work remotely for an indefinite period of time, which could negatively impact our business and harm productivity and collaboration. If there is a prolonged impact of COVID-19, it could adversely affect our business, results of operations, financial condition and liquidity, perhaps materially. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may adversely affect our business, results of operations, financial condition and liquidity, and we cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019 and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

August 6, 2020	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

August 6, 2020	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Executive Vice President and Chief Financial Officer

August 6, 2020	By:	/s/ Samuel M. Guzman, Jr.
Samuel M. Guzman, Jr.
Vice President and Chief Accounting Officer