Form 10-K
period 2020-09-30
LIQUIDITY SERVICES INC
filed 2020-12-08
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2020
OR
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

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Aggregate market value of the Common Stock held by non-affiliates computed by reference to the Nasdaq closing price on March 31, 2020, the last business day of the most recently completed second fiscal quarter, was $101.9 million.

The number of shares of Common Stock outstanding as of December 4, 2020 was 34,148,936.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to its 2021 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

INDEX

Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

PART I
Item 1.    Business.
Overview
The Company operates a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and idle assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, heavy equipment, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.allsurplus.com, www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. The Company has over 14,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.
We believe our ability to create liquid marketplaces for surplus and idle assets generates a continuous flow of goods from our sellers. This valuable and reliable flow of goods, in turn, attracts an increasing number of professional buyers to our marketplaces. Increasing numbers of professional buyers to our marketplaces, in turn, attracts more sellers to our marketplace which, in turn, reinforces a valuable and reliable flow of surplus assets. During the past three fiscal years, we have conducted over 1,727,000 online transactions generating $1.9 billion in gross merchandise volume or GMV. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.
During 2020, the number of registered buyers grew from 3,580,000 to 3,772,000, or 5.4%. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers.
During the year ended September 30, 2020, we generated GMV of $619.8 million and revenue of $205.9 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges. Our GMV has grown at a compound annual growth rate of 9.5% since 2006.
Our Machinio segment, which operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors, grew revenue 28.8% during fiscal year 2020.
We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.
Results from our operations are organized into four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 17 to the Consolidated Financial Statements for Segment Information.
Industry Overview
While a well-established forward supply chain exists for the procurement of assets, many manufacturers, retailers, corporations and government agencies are finally making a shift to recognize the growing need for strategic reverse supply chain solutions. For example, research from Worldwide Business Research found the global reverse supply chain market generated $415.2 billion in 2017 and is expected to reach $604 billion by 2025, growing at a CAGR of 4.6% from 2017 to 2025.
The retail industry, as indicated by an Appriss Retail report in 2019, estimates that approximately $309 billion of merchandise is returned on an annual basis, representing 8% of total sales. Liquidity Services estimates that at least $50 billion of these returns are moved through secondary markets, with the remaining volume returning to retailer shelves or being sold through discount retailers.
Estimates based on Bureau of Economic Analysis (BEA), U.S. Census, and World Bank reports, indicate that the global used equipment market is valued at approximately $350 billion.

Assets handled by reverse supply chain solutions generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both the corporate and government sectors. The supply of surplus and idle assets in the reverse supply chain results from a number of factors, including:
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
•Growth of e-commerce. According to Digital Commerce 360, online retail has flourished during the COVID-19 pandemic, up 44.4% from 2019 and making up 20.8% of all retail sales. With as much as 30% of e-commerce sales being returned, the flow of assets in the retail reverse supply chain is likely to grow.
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

The management and remarketing of surplus assets traditionally has been an inefficient process. While many organizations spend considerable resources developing systems and channels supporting the flow of finished goods to their core customers and developing procurement processes for acquiring equipment and assets to support their operations, we believe that many have not historically invested resources in the reverse supply chain in the same way as the forward supply chain. Factors contributing to these inefficiencies in the reverse supply chain include the lack of:

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

The Internet is a global medium enabling millions of people worldwide to share information, communicate and conduct business electronically. Strong growth has occurred in the business-to-business (B2B) online retail market, which can be attributed to the rapid migration of manufacturers and wholesalers to open, online platforms. According to McKinsey & Company, US e-commerce penetration grew two years’ worth in two months related to the COVID-19 pandemic. Prior to the crisis in early 2020, e-commerce penetration rates were just over 15% but grew to nearly 35% penetration in spring of 2020. Further, Grandview Research estimates the global business-to-business e-commerce market size was valued at $5.7 trillion in 2019 and is expected to expand at a compound annual growth rate (CAGR) of 17.5% from 2020 to 2027.

We believe professional buyers of surplus and salvage assets will increasingly use these B2B platforms to identify and source goods available for immediate online purchase.
Our Solution
Our solution comprises e-commerce marketplaces, self-directed auction listing tools, and value-added services. Our marketplaces and services provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 3.7 million professional buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, and self-directed service tools to efficiently manage our sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

Through our relationships with our sellers, we provide our buyers convenient access to a substantial and continuous flow of surplus and salvage assets. Buyers can find products in over 500 categories in lot sizes ranging from full truck loads to pallets, packages and individual items. Our solution combines leading e-commerce marketplaces with integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers a convenient method for sourcing surplus consumer goods and commercial capital assets, including industrial equipment, energy equipment, and biopharma assets. We also are continually looking for new categories in which we can expand our presence, including construction and heavy equipment. For any given asset, our buyers have access to a detailed product description, product manifest, digital images, relevant transaction history regarding the seller, shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become an important source for surplus and salvage assets for many of our professional buyers and end-users.

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of September 30, 2020, we had 3,772,000 registered buyers in our marketplaces and access to millions of end-users through a range of existing consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of professional buyers. During the year ended September 30, 2020 we had approximately 1,899,000 auction participants in our online auctions. During 2020, we grew our registered buyer base by 5.4% or 192,000. None of our buyers represented more than 10% of our revenue during the year ended September 30, 2020. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Our marketplaces serve clients in a large variety of industry verticals, including:

Industry Verticals	Marketplaces	Examples of Asset Categories Sold on Marketplaces	Segment
Business & Government Surplus	ALLSURPLUS	• Heavy Equipment • Industrial Equipment • Transportation • Construction, Mining & Farming • Vehicles • Laboratory Equipment • Energy Equipment	Capital Assets Group (CAG)
Government	GovDeals	• Tools & Machinery • Emergency Responder Equipment • Vehicles • Industrial Equipment • Laboratory Equipment • Office Equipment/Supplies • School Equipment	GovDeals
Retail Consumer Brands & OEMs	Liquidation.com Liquidation.com DIRECT secondipity Multiple storefronts that we operate on Amazon and eBay	• General Merchandise • Apparel • Small Appliances • Laptops & Tablets • Phones • Housewares • Jewelry & Watches • Tools & Machinery • Consumer Electronics	Retail Supply Chain Group (RSCG)
Energy	Network INTERNATIONAL	• Pipe and Pipeline Equipment • Production Equipment • Process Equipment • Drilling and Well Service Equipment • Industrial and Heavy Equipment • Complete Plants • Power, Transmission & Distribution Equipment	Capital Assets Group (CAG)
Industrial, Automotive & Electronics Manufacturing	GoIndustry DoveBid	• Machine Tool • Lathes • Metalworking • Metal Finishing • Drilling Machines • Grinding Machines • Machining Centers and Way-Type Machines	
Biopharmaceuticals		• Manufacturing Equipment • Laboratory Equipment and Supplies • Refrigeration Equipment • Compressors and Vacuum Pumps • Centrifuges • Optical Instruments	
Transportation, Mining & Construction		• Trucks and Truck Tractors • Passenger Vehicles • Petroleum Production and Distribution • Storage Tanks

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
Integrated and comprehensive solution
Our marketplaces provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus and salvage assets. We offer marketplaces with full-service solutions such as Liquidation.com, GoIndustry DoveBid, and Network International and we offer self-directed service solutions on GovDeals, Network International, Liquidiation.com, and AllSurplus.com, our newly launched aggregated marketplace that provides transaction settlement and marketing support while allowing sellers to save on their commissions by undertaking the work of photographing, cataloging, and building auctions.

We also have a full suite of value-added services to simplify the sales and supply chain processes for our sellers and improve the utility of our marketplaces for our buyers. For corporate and certain government sellers, we provide sales, marketing, logistics and seller support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and reverse supply chain for our sellers, reducing complexity while providing the ability to optimize the seller's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the sale proceeds, less our portion of such proceeds and/or our commissions or fees, after the sale is completed. In response to feedback from our sellers, we have learned that our sellers would like bespoke returns process management or return to vendor solutions tailored to their own systems, and accordingly, we shifted focus from developing SaaS solutions to refining our own internal returns management processes that we use to serve our sellers.

We have also expanded our capabilities to process individual items, pallets, less-than-truckload (LTL) and full-truckload (FTL) auctions. This provides our retail sellers with flexible solutions that can scale to solve their unique liquidity challenges while leveraging our various retail channels to maximize their recovery value.

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
Solutions that promote sustainability and green solutions for improved corporate/government stewardship
Our solutions provide a range of capabilities that enable corporate and government agency sellers to directly reduce waste generated by redistributing end-of-life products or assets through our solutions, thereby improving the net financial recovery generated while positively impacting the communities they serve. Some of the world's largest forward-thinking corporations and government agencies have enhanced their stewardship of communities and the environment by utilizing our services and selling their surplus assets through our marketplaces.
Technology, data & analytics are enhancing our services and solutions for buyers and sellers
We continue to make strategic investments in our technology capabilities. Aligning the capabilities of our auction platforms with the Company’s unique, vertical-specific knowledge has enabled us to develop our newest marketplace, AllSurplus.com. This platform provides an aggregated view of all assets available globally in our government and commercial sectors. By coupling an intuitive, mobile optimized design with machine-learning driven site search and recommendations, the platform is optimized to assist buyers in quickly finding the assets that meet their needs. Our sellers benefit from the unique nature of our unified platform by having their assets available, simultaneously, on multiple marketplaces while guaranteeing the integrity of the cross-site auction bidding. Placing the assets on multiple sites enables the marketing organization to directly target unique buyer segments that resonate with a brand's identity.
Our data infrastructure and analytics continue to evolve to provide near real-time operational insights. By coupling our click-stream data and bid activity with our campaign activity, the marketing organization is able to create a feedback loop on campaign effectiveness and optimizing spend.
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
Increase Volume
We intend to grow the volume of transacted surplus on our marketplaces with flexible service offerings and pricing models to meet the needs of existing and new sellers. We have expanded our self-directed service model to allow commercial sellers that do not require a full-service solution to leverage the power of our marketing and online marketplaces to drive buyer demand for their assets. This approach allows us to more completely penetrate the total addressable market by better meeting the needs of small and mid-sized organizations, equipment dealers, and organizations with lower volume needs. We also anticipate increasing volume by placing a greater focus on certain categories, including construction and heavy equipment. We also intend to grow our volume within the retail supply chain by leveraging the self-directed service model. We will continue to provide flexible pricing models that allow our sellers to use either a consignment or a principal-based model.
Service Expansion
We intend to grow our services with recurring revenue characteristics that leverage our technology platform, domain expertise, data, and marketplace channels. By leveraging our extensive knowledge and technology, we intend to grow our revenue by attracting more sellers and more volume through expanding our services to better support sellers and buyers and expanding and improving our asset management and redeployment tools for commercial and municipal government sellers on our new aggregated marketplace. Lastly, we are leveraging our Machinio segment to expand our capabilities with respect to technology-enabled advertising. This is a natural adjunct to our self-service and full-service solutions available in our marketplaces.

Expense Leverage
We intend to improve operating expense leverage by controlling costs and through technology and innovation that increases productivity. We have simplified and streamlined our operations and consolidated business processes and systems, which has reduced our fixed costs and improved scalability. We have developed and will leverage a unified marketing organization to improve our seller and buyer marketing productivity by increasing the number of sellers using our platform and by driving increased volumes of highly targeted buyers to our marketplaces.
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
Our Marketplaces
Our e-commerce marketplaces are efficient and convenient methods for the sale of surplus and salvage consumer goods and capital assets. They are designed to address the particular requirements and needs of buyers and sellers. We operate and enable several marketplaces, including the following:
•Our Liquidation.com marketplace enables corporations located in the United States and Canada to sell surplus and salvage consumer goods and retail capital assets. This leading B2B marketplace and our related value-added services are designed to meet the needs of our sellers by selling their surplus assets to domestic and international buyers.
•Our GovDeals.com marketplace provides self-directed service solutions in which sellers list their own assets, and enables local and state government entities including city, county and state agencies, located in the United States and Canada to sell surplus and salvage assets. GovDeals also offers a suite of self-directed solutions that include transaction settlement and buyer marketing.
•Our AllSurplus.com marketplace, launched in fiscal 2020, leverages our 20 years of experience in the online surplus industry to create a centralized marketplace that connects our entire global buyer base with assets from across our network of legacy marketplaces in a single destination. This marketplace also serves our heavy equipment vertical as we ramp up our service for this industry. AllSurplus will continually evolve as we enhance our marketplace platform technology and add new seller and buyer services.

•Our NetworkIntl.com marketplace enables corporations to sell idle, surplus, and scrap equipment in the oil and gas, petrochemical and power generation industries. This marketplace and our related services are designed to meet the unique needs of energy sector sellers.
•Our Go-Dove.com marketplace enables corporations located in the United States, Europe, and Asia to sell manufacturing surplus, salvage capital assets, and scrap material. This marketplace and our related services are designed to meet the specific needs of manufacturing sector sellers selling their surplus assets to domestic and international buyers.

Besides these leading business-to-business marketplaces, we recognize the need to reach end users for some assets our sellers have entrusted to us. We have developed the capability to sell products on our sellers' behalf directly to end-users and/or consumers using a range of existing marketplaces. Our www.secondipity.com marketplace provides consumers a trusted source of value products through a socially conscious online experience designed to provide "Better Value, Better Life," by donating a portion of the proceeds of every sale to charity. We also have an established global buyer base that seeks to buy in larger quantities than are offered through our standard auction platform. We have dedicated sales teams to support their needs and supply chain. These range from a single truckload to ongoing flows of goods for export anywhere in the world, where we market, handle, and support the full transaction on behalf of our buyers. We expect to continue to meet the needs of our sellers and to access a growing range of products for all our buyers by enhancing our multi-channel strategy to ensure we create value for assets at the end of their initial product life cycle.

We also operate www.machinio.com and www.machineryhost.com, which provide a global online platform and search engine for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

Our Value-Added Services for Buyers and Sellers

In addition to our self-directed tools for our sellers, we have integrated value-added services to simplify the reverse supply chain processes for both our sellers and buyers. We believe these services generate operational efficiencies within this element of the supply chain enabling the greatest value for sellers and buyers with the highest level of confidence and transparency in the services we provide. Additionally, we believe these services improve compliance with the policies, regulations and sale restrictions of our corporate and government sellers while supporting, or greatly enhancing, many corporate or government environmental initiatives.
Seller services.    We offer value-added services to sellers in three areas: (1) merchandising and channel optimization; (2) logistics; and (3) settlement and seller support, including compliance services.
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
Technology and IT Infrastructure
Our marketplaces are web-based and can be accessed from any Internet-enabled device by using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for and shipping surplus and salvage assets. The technology and content behind our marketplaces and integrated value-added services were developed by us, providing us with control over the marketplaces and the ability to make enhancements quickly to better fit the specific needs of our buyers and sellers. Our infrastructure provides:
•an efficient channel to sell online through a variety of pricing mechanisms (standard auction, sealed bid, make an offer, fixed price, and a combination of fixed price and auction);
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

We have designed our websites and supporting infrastructure to be robust and to support new services and increased traffic. Our servers are fully-managed and hosted by Amazon Web Services and Microsoft Azure Public Cloud Platforms. Our applications are designed with resiliency and fault tolerance in mind. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no financially material service interruptions on our e-commerce marketplaces.
Our applications support multiple layers of security, including password-protected log-ins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote resources to protecting our systems from intrusion.

Further, we devote resources to continuous improvement of our technology and IT infrastructure. In fiscal 2020, we continued to expand the capabilities of our newest e-commerce platform including:
•launching our new, aggregated marketplace, AllSurplus.com;
•incorporating a machine learning powered product recommendation engine;
•introduction of an improved site search engine, leveraging natural language processing and filtered navigation to assist customers with quickly identifying relevant assets; and
•creation of dedicated page templates, search, and navigation features supporting grouped asset auctions; virtual ‘events’ to facilitate clustered auctions in specific verticals.
Additionally, we introduced cross-listing and cross-bidding to our AllSurplus.com marketplace. This capability provides our GovDeals and commercial sellers’ assets additional visibility by presenting them on multiple marketplaces, simultaneously, allowing real-time bidding to occur across marketplaces, while guaranteeing the integrity of the bid process.

For our existing marketplaces we continue to deploy new capabilities to improve the customer experience.
GovDeals is now optimized for mobile device viewing via responsive design while Liquidation.com has an improved site-wide navigation.

Our core back office infrastructure is flexible by design. In response to the COVID-19 travel restrictions and shelter-in-place orders, we quickly pivoted to a virtual working environment for both our corporate staff as well as our sales/sales support staff. We were able to swiftly transition to remote work because of the investments we had previously made in VoIP telephony, collaboration software, mobile device support, cloud-based enterprise services, as well as ‘always on’ VPN technology. These investments enable a global, remote workforce to service our customers’ needs regardless of location.
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

In our marketplaces for surplus and salvage assets, we compete with a variety of online, mobile, and offline channels. These include, but are not limited to, e-commerce providers, B2B online marketplace platforms, auction websites, retailers, distributors, liquidators, import and export companies, auctioneers, and government agencies that have created websites to sell surplus. As our product offerings continue to broaden into new categories of surplus and salvage items, we expect to face additional competition from other online, mobile, and offline channels.

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
Our Vendor Contracts with Amazon.com, Inc. and the United States Department of Defense
Our RSCG segment has multiple vendor contracts with Amazon.com, Inc., under which we acquire commercial merchandise to sell under the purchase model. The commercial merchandise we purchased under this contract represented 55.1%, 43.6% and 33.7% of consolidated cost of goods sold for the years ended September 30, 2020, 2019 and 2018, respectively.
DoD agreements.  Historically, we had two material vendor contracts with the Department of Defense (DoD): the Scrap Contract and the Surplus Contract. Both contracts were included in the results of our CAG segment.
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
Resale of scrap property that we purchased under the Scrap Contract accounted for 7.4% and 10.2% of our total revenues and 2.6% and 3.6% of our GMV in the years ended September 30, 2019 and 2018, respectively.
•Surplus Contract.  Under the Surplus Contract, which concluded on June 30, 2018, we acquired, managed and sold usable surplus personal property of the DoD turned into the DLA. We paid the DLA 4.35% of the DoD's original acquisition value for the surplus property, which property consisted of items determined by the DoD to be no longer needed and not claimed for reuse by any federal agency, such as electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. We retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property. The resale transactions for surplus property sourced under this contract followed the purchase model.
Resales of surplus property that we purchased from the DoD under the Surplus Contract, as well as services we provided to the DoD under the Surplus Contract, accounted for 12.4% of our total revenues and 4.1% of our GMV for the year ended September 30, 2018.
Government Regulation
We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. The growth and demand for e-commerce has resulted in and may continue to result in more stringent consumer protection laws and data privacy laws that impose additional compliance burdens on e-commerce companies. In particular, we continue to address changes in state, federal and international privacy laws and regulations, including the General Data Protection Regulations (GDPR) in the European Union. Many jurisdictions also regulate "auctions" and "auctioneers" and may regulate online auction services. These consumer protection laws and regulations could cause substantial compliance costs and could interfere with the conduct of our business.

Intellectual Property
We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We are the registered owners of several Internet domain names, including www.allsurplus.com, www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.machinio.com. We pursue the registration of our trademarks in the U.S. and internationally. Effective patent, copyright, trademarks, trade secret and domain name protections are expensive to maintain and we may have to litigate to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not succeed in certain jurisdictions.

Human Capital Management

In order to achieve our goal to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet, it is crucial that we attract, develop and retain employees who deliver outstanding performance. To do so, we strive to make LSI a rewarding place to work and an environment where we promote diversity, equity and inclusion. As of September 30, 2020, we had 574 employees worldwide. We also utilize temporary workers to augment staffing during peak business cycles and to fill certain open positions on a temporary basis.
We believe our employees are key to achieving our business goals and growth strategy. We track and report internally on certain key metrics, such as employee engagement, employee net promoter score, turnover rate, workforce growth and internal mobility.

We embrace diversity, equity and inclusion. We actively recruit talent with a diversity of experiences, background and ideas. By doing so, we aim to leverage the variety of skills and perspectives inherent in a diverse workforce, improve our problem-solving abilities, and bring innovative solutions to a wider range of clients and customers.

We believe our management team has the experience, talent and dedication necessary to effectively execute our business goals and growth strategy. For discussion of the risks relating to the attraction and retention of key employees, see “Item 1A. Risk Factors.”
Available Information
Our annual, quarterly and current reports, proxy statements, amendments to those reports and other information are provided free of charge on our website www.liquidityservices.com, as soon as reasonably practicable after we electronically file these materials with, or furnish them to the Securities and Exchange Commission (the SEC). We use our website as a channel of distribution for material company information. We post important information, including news releases, analyst presentations, investor presentations, and financial information regarding the Company at www.liquidityservices.com.
Cautionary Note Regarding Forward-Looking Statements
This document contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. These statements are only predictions. The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to, statements regarding the Company’s business outlook; anticipated economic and operational impacts of the COVID-19 global pandemic, especially if there is a rise in COVID-19 deaths that precipitates re-closures or extended restrictions on international travel; the migration of our retail marketplace to our core e-commerce technology platform; expected future effective tax rates; and trends and assumptions about future periods, the numerous factors that influence the supply of and demand for used equipment; economic and other conditions in local, regional and global sectors; and those listed in Part I, Item 1A ("Risk Factors") and in our other filings with the SEC from time to time. You can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Business and Operating Risks

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

We expect that our recent initiatives will increase our efficiency and productivity, the functionality of our marketplaces and our cross-selling opportunities, as well as decrease the cost of our systems infrastructure, all of which we expect will drive our scale and growth and have a positive effect on our business, competitive position and results of operations over time. Many of our previous operating and financial systems have been recently replaced, and if these new systems do not operate as expected, we may have to incur significant additional costs and delays to modify them. We cannot assure you that these initiatives will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. If our initiatives are not implemented successfully and within budget, or if our systems do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations, as well as divert management resources. Similarly, if our buyers and sellers fail to accept our new platform or our new unified process for handling transactions across our marketplaces, it could materially adversely affect our business and results of operations.

The information technology and digital marketing improvements that are core to our RISE strategy place a significant strain on our management, operational, financial and other resources.

We continue to decommission non-scalable legacy IT platforms with modular technology including key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire company. Our AllSurplus marketplace launched during Q1 of Fiscal Year 2020 and has continued to receive regular capability updates as we leverage customer feedback and data analytics to optimize the user experience. Our AllSurplus marketplace is designed to provide our buyers access to all the property available in our CAG and GovDeals marketplaces, provides a common account experience for sellers and simplifies our operations. This program continues to place significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. Iterative information technology and digital marketing improvements require management time and resources to educate employees, redesign internal processes and implement new ways of conducting business with our sellers and buyers. If we do not effectively manage improvements to our marketplaces, including consolidation of our Network International and GoIndustry DoveBid marketplaces onto our AllSurplus marketplace, digital marketing and data driven improvements or the timing, costs, and adoption by sellers and buyers, it could negatively affect our business and our operating results, as well as damage our reputation and our prospects. In addition, the dedication of resources to the continuous improvement of our new aggregated marketplace initiative limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our internal systems.

We have vendor contracts with Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our purchased inventory, and if our relationship with Amazon is disrupted, we would experience a significant decrease in revenue and income.

We have multiple vendor contracts with Amazon.com, Inc., under which we acquire then resell merchandise. The property we purchased under these contracts represented approximately 55.1%, 43.6% and 33.7% of cost of goods sold for the years ended September 30, 2020, 2019 and 2018, respectively. If Amazon stopped selling inventory to us on acceptable terms, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, and would therefore experience a significant decrease in revenue and have difficulty generating income.

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

During the COVID-19 pandemic, several of our competitors were driven to upgrade aspects of their core information and marketing technology stacks. This heightened focus on e-commerce has increased the competition we face. If this competition continues to intensify, it may become progressively more difficult to attract enough buyers and sellers to our marketplaces to sustain growth without significant increases in resources.

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

If we do not retain our senior management and other highly skilled employees, we may not achieve our business objectives.

Our future success, including our ability to successfully implement recent initiatives, depends substantially on the continued service of our senior management and other key personnel, particularly William P. Angrick, III, our Chairman and Chief Executive Officer. We do not have key-person insurance on any of our officers or employees. Losing any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to operate our business and achieve our business goals. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with sales, marketing, operations and technology expertise. Competition for employees in our industry is intense. We have experienced occasional difficulty in attracting the personnel to support the growth of our business, and we may experience similar difficulties. If we cannot attract, assimilate and retain employees with the skills we require, we may not grow our business and revenue as expected and we could experience increased turnover, decreased levels of buyer and seller service, low morale, inefficiency or internal control failures.

Our operating results depend on our websites, network infrastructure and transaction processing systems, and our software runs on public clouds. Service interruptions or system failures could negatively affect the demand for our services and our ability to grow our revenue.

Any system interruptions that affect our websites or our transaction systems could impair the services we provide to our sellers and buyers. In addition, our systems and data centers may be vulnerable to damage from a variety of other sources, including: damage to, or failure of, our computer software or hardware, or our connections to, and outsourced service arrangements with, third parties; failure of, or defects in, the third-party systems, software or equipment on which we rely to access our data centers and other systems; errors in the processing of data; computer viruses, malware or software defects; physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism and similar events; and telecommunications failures, power outages, pandemics, political unrest, malicious human acts and natural disasters.

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
We use software licensed from third parties, including some open-source software that we use without charge. We use, among others, the following licensed or open-source software: ADP, Akamai, Amazon Web Services, Google, Heroku, Jenkins, LeaseQuery, Liferay, Microsoft, MuleSoft, MySQL, Oracle and Red Hat Enterprise Linux Software, and we may use additional open-source software. Licenses to third party software may not continue to be available on terms that are acceptable to us, or at all.

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

Certain aspects of our marketing technology are dependent on third parties over whom we have no control.

Obtaining organic search engine traffic from Google is a significant traffic driver for our marketplaces. If Google were to modify the search engine algorithms that control our page rankings, we may experience a significant negative impact on the traffic coming to our marketplaces. A decrease in traffic would reduce the number of new buyers and sellers on our marketplaces and could harm our business.

Additionally, our marketing technology relies heavily on our ability to track our promotional campaign performance across marketing channels (i.e., email, search engines, social media and third party banner ads). If industry leading software browsers, such as Google Chrome or Apple Safari, disable user analytics tracking or other similar capabilities, our ability to track our promotional campaign performance could be affected, which could in turn prevent us from fully optimizing the marketing spend associated with our promotional campaigns.

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

Potential adverse consequences may include reduced visibility of order status and package tracking; delays in merchandise receipt and delivery; increased cost of shipment; and reduced shipment quality, which may damage merchandise.

Any failure to receive merchandise at our distribution centers or deliver products to our buyers in a timely and accurate manner could lead to seller or buyer dissatisfaction and cause us to lose sellers and buyers.

An interruption in the operations of our buyer and seller support service system or our distribution centers could significantly harm our business and operating results.

Our business depends, to a large degree, on the provision of effective support services to our buyers and sellers, and on effective distribution center operations (including leased commercial warehouse distribution space). These operations could be harmed by several factors, including any material disruption or slowdown at our distribution centers resulting from labor disputes, changes in the terms of our underlying lease agreements, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters, government mandated business closures and shelter-in-place guidelines designed to contain the spread of epidemic or pandemic disease or other events.

If we fail to accurately predict our ability to sell merchandise in which we take inventory risk and credit risk our margins may decline.

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

We experience seasonality in each portion of our business. We expect a disproportionate amount of transactions on our marketplaces to occur at certain times during the year. If we cannot effectively manage increased demand, or the increased flow of goods we typically experience during these times, it could adversely affect our revenue and our future growth. If too many buyers and sellers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from providing efficient service, which may reduce our GMV and the attractiveness of our value-added services. In addition, we may not adequately staff our distribution centers during these peak periods. If we cannot staff warehouses adequately, we may not be able to process assets quickly enough which, in turn, could mean dissatisfaction of sellers and reduced GMV or increased third party storage costs and reduced profitability.

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

We conduct business in many countries around the world and receive fees and pay expenses (including salaries to our international workforce) in several different currencies despite reporting our financial results in U.S. dollars. As a result, our financial results are impacted by fluctuations in foreign currency rates. The results of our foreign subsidiaries are translated from the local currency to U.S. dollars for financial reporting purposes. For example, if the U.S. dollar weakens against foreign currencies, the translation of these foreign currency denominated revenues and expenses will result in increased U.S. dollar denominated revenues and expenses. These factors and others may harm our business and our results of operations. In addition, currency exchange rates may negatively affect our results if we pay for inventory using a different currency than we receive when we sell the inventory.

Our stock price has been volatile, and your investment in our common stock could decline in value.

Worldwide financial crises have led to an increase in the overall volatility of the stock market. Increased volatility and other broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Other factors that could cause fluctuation in our stock price may include:

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
•general economic conditions and slow or negative growth of related markets; and
•the continued global spread of COVID-19 and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines).

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

The global spread of COVID-19 and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines) have created significant volatility, uncertainty and economic disruption. Although the COVID-19 pandemic and the related measures to contain its spread have not had a material adverse effect on our consolidated results of operations to date, they have adversely affected certain components of our business, particularly revenues during times and in places in which governments ordered business and governmental closures and issued the most restrictive shelter in-place guidelines. The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that we cannot predict, including the duration and scope of the pandemic; any resurgence or “additional waves” of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability of government funding programs benefiting our sellers and buyers; the impact of the pandemic on national and global economic activity, unemployment levels and financial markets, including the possibility of a national or global recession; the potential for shipping difficulties, including slowed deliveries from sellers to their customers; and the ability of consumers to pay for products. The COVID-19 pandemic has generally resulted in a decrease in consumer spending, which could have an adverse impact on our sellers through reduced consumer demand for their surplus assets, which could in turn negatively impact the demand for and use of our platforms. Additionally, the COVID-19 pandemic has caused us to require employees to work remotely for an indefinite period of time, which could negatively impact our business and harm productivity and collaboration. The future impact of COVID-19 and these containment measures cannot be predicted with certainty and may adversely affect our business, results of operations, financial condition and liquidity, perhaps materially. We cannot assure that we will have access to external financing at times and on terms we consider acceptable, or at all, or that we will not experience other liquidity issues going forward in light of uncertainties regarding the pandemic

Global and regional economic conditions could harm our business.

Our operations and performance depend significantly on global and economic conditions. Adverse economic conditions and events include, but are not limited to, uncertainties and instability due to the global COVID-19 pandemic. These conditions could have a material adverse effect on our business by reducing the ability of international buyers and sellers to conduct businesses due to travel restrictions impacting the ability of: sellers and their agents to travel to prepare assets for sale; buyers travelling to inspect assets; sellers and buyers completing international transactions requiring assets to cross export and import border control points; and the overall willingness of sellers and buyers to decommission capital assets and engage in cross-border transactions. Separately, any factors that reduce cross border trade or make such trade more difficult could harm our business. Increasing costs, such as increasing tariffs and trade wars between nations, may make international trade less profitable and adversely affect our global business.

Legal and Regulatory Risks

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

If we violate privacy regulations, our business could suffer harm.

We are subject to regulation at the federal, state and international levels relating to privacy and the use of third-party data, including personal user information and employee data. These statutory and regulatory requirements are evolving, increasing in complexity and number, sometimes conflicting and may change significantly. How companies collect, process, use, store, share or transmit personal and employee data is subject to increasing scrutiny by governments and the public, which could accelerate the adoption of additional legislation or regulation. New statutory or regulatory developments may restrict our ability to collect and use demographic and personal information from our buyers and our sellers, which could be costly or harm our marketing efforts. Further, there may be conflicts among the privacy and data protections laws adopted by the countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and may also limit our marketing efforts. Compliance with regulations regarding privacy, security and protection of user and employee data, increased government or private enforcement, and changing public attitudes about data privacy, may increase the cost of growing our business and require us to expend significant capital and other resources. Our failure to comply with these federal, state and international laws and regulations could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity and other costs which could decrease our profitability.

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

Fraudulent activities involving our websites and disputes relating to transactions on our websites may cause us to lose sellers and buyers, and hurt our ability to grow our business.

We periodically receive complaints of fraudulent activities of buyers or sellers on our marketplace, including disputes over the quality of goods and services, unauthorized use of credit card and bank account information and identity theft, credit chargebacks that are fraudulent in nature, potential breaches of system security, and infringement of third-party copyrights, trademarks and trade names or other intellectual property rights. From time to time, we have received complaints that our sellers or buyers trading in our marketplaces are alleged to have engaged in fraudulent or unlawful activity. In addition, we may suffer losses because of purchases paid for with fraudulent credit card data even though the associated financial institution approved payment. If a transaction is disputed, we may not be able to require users of our services to make required payments or to deliver promised goods. We also may receive complaints from buyers about the quality of purchased goods, requests for reimbursement or communications threatening or commencing legal actions against us. Negative publicity generated because of fraudulent conduct by third parties or failure to satisfactorily settle disputes related to transactions on our websites could damage our reputation, cause us to lose sellers and buyers and hurt our ability to grow our business.

Some provisions of our charter, bylaws and Delaware law inhibit potential acquisition bids that some investors may consider favorable to management.
Our corporate documents and Delaware law contain provisions that may enable our board of directors to resist a change in control of our company even if a change in control were to be considered favorable by you and other stockholders. These provisions include: a staggered board of directors; a prohibition on actions by our stockholders by written consent; limitations on persons authorized to call a special meeting of stockholders; the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and the requirement that board vacancies be filled by a majority of our directors then in office.

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

We regard our intellectual property, particularly domain names, copyrights and buyer database trade secrets, as critical to our success. We rely on contractual restrictions and copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. Despite these protections, a third party could copy or otherwise obtain and use our intellectual property without authorization or independently develop similar intellectual property.

We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, www.machinio.com, www.machineryhost.com and www.allsurplus.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret and domain name protection are expensive to maintain and may require litigation to enforce. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Our competitors may adopt trade names or domain names similar to ours, impeding our ability to promote our marketplaces and possibly leading to buyer or seller confusion. In addition, we could face trade name, trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or confusion related to our marketplaces could damage our reputation and negatively affect the growth of our business.

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

General Business Risks

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

Item 1B.    Unresolved Staff Comments.
Not Applicable

Item 2.    Properties.
We lease the following properties as of September 30, 2020:

Purpose	Location	Segment	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, Maryland, USA	Corporate & Other	18,412	April 30, 2023
Warehouse	Dallas, Texas, USA	RSCG	127,144	January 31, 2026
Warehouse	Plainfield, Indiana, USA	RSCG	187,704	April 30, 2024
Warehouse	North Las Vegas, Nevada, USA	RSCG	102,400	March 31, 2021
Administrative	Scottsdale, Arizona, USA	CAG	23,536	December 31, 2020
Administrative	Plano, Texas USA	Corporate & Other	12,234	December 31, 2021
Administrative	Montgomery, Alabama, USA	GovDeals	16,168	December 31, 2023
Storage Lot	Fontana, California, USA	GovDeals	511,830	May 31, 2022
Warehouse	Florence, Kentucky, USA	RSCG	85,514	January 31, 2021
Administrative	London, GBR	CAG	3,430	June 5, 2022
Warehouse	Brampton, Canada	RSCG	53,621	August 31, 2025
Warehouse	E. Brunswick, NJ, USA	CAG	9,600	December 31, 2020
Administrative	Berlin, Germany	Machinio	3,143	July 31, 2022
Administrative	Chicago, Illinois, USA	Machinio	4,298	December 31, 2021
Warehouse	Atlanta, Georgia, USA	GovDeals	47,636	May 31, 2021
In addition, we lease various administrative spaces in North America totaling 18,952 square feet and in Asia, 3,745 square feet. We also own a 420,000 square foot warehouse located in North Wilkesboro, North Carolina, USA.
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
Market Information

Our common stock has been traded on Nasdaq Stock Market under the symbol LQDT since February 23, 2006.
Holders
As of December 2, 2020, there were approximately 6,332 beneficial holders of our common stock and 23 holders of record of our common stock.
Dividends
We have not paid any cash dividends on our common stock, and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our Board of Directors after consideration of our financial condition, operating results, current and anticipated cash needs and other relevant factors.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Liquidity Services, Inc, the Russell 2000 Index, the S&P Smallcap 6000 Index, and a Peer Group of Business Services Companies

300
250
200
150
100
50
0
9/30/2015
12/31/2015
3/31/2016
6/30/2016
9/30/2016
12/31/2016
3/31/2017
6/30/2017
9/30/2017
12/31/2017
3/31/2018
6/30/2018
9/30/2018
12/31/2018
3/31/2019
6/30/2019
9/30/2019
12/31/2019
3/31/2020
6/30/2020
9/30/2020
Liquidity Services, Inc
Russell 2000
S&P Smallcap 600
Peer Group

_______________________________________________________________________________
*$100 invested on 9/30/15 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.
Copyright© 2020 Standard & Poor's, a division of S&P Global. All rights reserved. Copyright© 2020 Russell Investment Group. All rights reserved.
Issuer Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made through open market transactions during the three months ended September 30, 2020 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1 to July 31, 2020	—	$—	—	$10.1
August 1 to August 31, 2020	62,630	6.21	62,630	9.7
September 1 to September 30, 2020	484,878	7.41	484,878	6.1
Total	547,508		547,508

Item 6.    Selected Financial Data.
You should read the following selected consolidated financial data together with our consolidated financial statements and the related notes, and with "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2020, 2019 and 2018 and the consolidated balance sheet data as of September 30, 2020 and 2019 are derived from, and are qualified by reference to, our consolidated financial statements that are included in this Annual Report on Form 10-K. The consolidated statement of operations data for the years ended September 30, 2017 and 2016, and the consolidated balance sheet data as of September 30, 2018, 2017 and 2016 are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K, adjusted for the retrospective adoption of new accounting standards as applicable.

	Year ended September 30,
	2016	2017	2018	2019	2020
	(dollars in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$233,828	$188,570	$149,677	$147,889	$127,580
Fee revenue	82,626	81,445	74,837	78,636	78,360
Total revenue	316,454	270,015	224,514	226,525	205,940
Costs and expenses:
Cost of goods sold	143,127	126,227	100,087	102,414	96,016
Seller distributions	11,214	19,298	14,715	10,831	—
Technology and operations	93,405	82,988	60,786	51,594	42,158
Sales and marketing	37,570	35,211	33,703	36,703	35,629
General and administrative (7)	39,969	36,079	30,493	34,249	29,166
Depreciation and amortization	6,502	5,796	4,599	5,091	6,290
Acquisition costs and impairment of goodwill and long-lived assets	19,037	1,009	467	102	5
Other operating expenses	—	3,651	1,392	5,049	573
Total costs and expenses	350,824	310,259	246,242	246,033	209,837
Loss from operations	(34,370)	(40,244)	(21,728)	(19,508)	(3,897)
Interest and other income, net (7)	(1,469)	(606)	(785)	(1,448)	(924)
Loss before provision for income taxes	(32,901)	(39,638)	(20,943)	(18,060)	(2,973)
Provision (benefit) for income taxes	27,025	(451)	(9,328)	1,200	801
Net loss	$(59,926)	$(39,187)	$(11,615)	$(19,260)	$(3,774)
Basic earnings per common share	$(1.96)	$(1.25)	$(0.36)	$(0.58)	$(0.11)
Diluted earnings per common share	$(1.96)	$(1.25)	$(0.36)	$(0.58)	$(0.11)
Basic weighted average shares outstanding	30,638,163	31,402,921	32,095,491	33,062,976	33,612,263
Diluted weighted average shares outstanding	30,638,163	31,402,921	32,095,491	33,062,976	33,612,263
Non-GAAP Financial Measures:
EBITDA (1)	$(27,616)	$(34,204)	$(16,794)	$(14,070)	$2,740
Adjusted EBITDA (1)	3,668	(21,595)	(7,334)	(1,249)	9,013
Supplemental Operating Data:
Gross merchandise volume (2)	$642,078	$629,330	$626,406	$639,876	$619,850
Completed transactions (3)	600,000	576,000	567,000	607,000	553,000
Total registered buyers (4)	2,986,000	3,171,000	3,357,000	3,580,000	3,772,000
Total auction participants (5)	2,417,000	2,290,000	2,079,000	2,085,000	1,899,000

	As of September 30,
	2016	2017	2018	2019	2020
	(in thousands)
Consolidated Balance Sheet Data
Cash, cash equivalents and short-term investments	$134,513	$94,348	$78,448	$66,497	$76,036
Working capital (6)	99,424	68,166	34,512	21,103	20,255
Total assets (8)	260,109	215,229	201,832	187,283	196,634
Total liabilities (8)	97,498	82,593	72,178	71,108	84,819
Total stockholders' equity	162,611	132,636	129,654	116,175	111,815
_______________________________________________________________________________

(1)EBITDA and Adjusted EBITDA are supplemental non-GAAP financial measures. GAAP means generally accepted accounting principles in the United States. EBITDA is equal to net loss plus interest and other income, net; provision (benefit) for income taxes; and depreciation and amortization. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn-out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment. For a description of our use of EBITDA and Adjusted EBITDA and a reconciliation of these non-GAAP financial measures to net loss, see the discussion and related table below.
(2)Gross merchandise volume is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.
(3)Completed transactions represent the number of transactions in a given period from which we have recorded revenue.
(4)Total registered buyers as of a given date represent the aggregate number of persons or entities who have registered on one of our marketplaces.
(5)For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times on that auction, and total auction participants for a given period is the sum of the auction participants in each auction conducted during that period.
(6)Working capital is defined as current assets minus current liabilities.
(7)On October 1, 2018, the Company adopted ASU 2017-17, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, and retrospectively reclassified the components of net periodic benefit other than the service cost component from General and administrative, a component of loss from operations, to Interest and other income, net, which is outside of loss from operations. This retrospective reclassification was made in our prior year audited financial statements covering the years ended September 30, 2019, 2018 and 2017. The impact for the year ended September 30, 2016 was $252 thousand.
(8)On October 1, 2019, the Company adopted ASC 842, Leases, using the modified retrospective transition method. Prior periods have not been restated. Upon adoption, the Company recognized $11.3 million of operating lease assets and $12.2 million of operating lease liabilities. See Note 2 to the Consolidated Financial Statements for further details.
We believe non-GAAP financial measures, such as EBITDA and Adjusted EBITDA, are useful to an investor in evaluating our performance for the following reasons:
•.Depreciation and amortization expense relates to property and equipment, and intangible assets. Both of these expenses are non-cash charges that have significantly fluctuated over the past five years. As a result, we believe that adding back these non-cash charges to net income is useful in evaluating the operating performance of our business on a consistent basis from year to year.
•.As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts net income for provision for income taxes is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.
•.The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock and stock appreciation rights to be recognized in the income statement based on their estimated fair values. We believe adjusting net income for this stock-based compensation expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.

•.We believe adjusting net income for acquisition and disposition related transaction expenses and changes in contingent consideration is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.
•.We believe adjusting net income for business realignment expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year, as these expenses are outside our ordinary course of business.
•.We believe isolating non-cash charges, such as amortization and depreciation, and other items, such as impairment costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our performance.
•.We believe EBITDA and Adjusted EBITDA are important indicators of our operational strength and the performance of our business because they provide a link between profitability and operating cash flow.
•.We also believe that analysts and investors use EBITDA and Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry.
Our management uses EBITDA and Adjusted EBITDA:
•.as measurements of operating performance because they assist us in comparing our operating performance on a consistent basis by removing the impact of items not directly resulting from our core operations;
•.for planning purposes, including the preparation of our internal annual operating budget;
•.to allocate resources to enhance the financial performance of our business;
•.to evaluate the effectiveness of our operational strategies; and
•.to evaluate our capacity to fund capital expenditures and expand our business.
EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, EBITDA and Adjusted EBITDA: (a) do not represent net income or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net loss, loss from operations, cash provided by (used in) operating activities or our other financial information as determined under GAAP.
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
The table below reconciles income from continuing operations to EBITDA and Adjusted EBITDA for the periods presented:

	Year ended September 30,
	2016	2017	2018	2019	2020
	(in thousands)
Net loss	$(59,926)	$(39,187)	$(11,615)	$(19,260)	$(3,774)
Interest and other income, net(1)	(1,217)	(362)	(450)	(1,101)	(577)
Provision (benefit) for income taxes	27,025	(451)	(9,328)	1,200	801
Depreciation and amortization	6,502	5,796	4,599	5,091	6,290
EBITDA	(27,616)	(34,204)	(16,794)	(14,070)	2,740
Stock compensation expense(2)	12,247	7,377	6,597	6,823	5,660
Acquisition costs and impairment of goodwill and long-lived assets(3)	19,037	1,009	467	102	5
Business realignment expenses(4)	—	4,223	1,942	1,578	405
Fair value adjustment to acquisition earn-out liability(3)	—	—	—	3,500	200
Deferred revenue purchase accounting adjustment	—	—	454	818	3

Adjusted EBITDA	$3,668	$(21,595)	$(7,334)	$(1,249)	$9,013
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
(4) Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 15 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. Those related impacts were $317 thousand for the year ended September 30, 2019, due to forfeitures of stock awards by terminated employees. No related impacts were associated with the other periods presented.
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
Overview
About us. We operate a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. Our marketplaces provide professional buyers access to a global, organized supply of new, surplus, and idle assets presented with digital images and other relevant product information. Additionally, we enable our corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. Our services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. We organize the products on our marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, heavy equipment, fleet and transportation equipment and specialty equipment. Our marketplaces are: www.allsurplus.com, www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. We have over 14,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies. We have four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 17 to the Consolidated Financial Statements for further information on our reportable segments.
We believe our ability to create liquid marketplaces for surplus and idle assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During 2020, the number of registered buyers grew from 3,580,000 to 3,772,000, or 5.4%. During the past three years, we have conducted over 1,727,000 online transactions generating $1.9 billion in gross merchandise volume or GMV. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which, in turn, attracts more sellers and transactions.
Our Machinio segment, which operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors, grew revenue 28.8% during fiscal year 2020.
Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April, the Company experienced the largest impacts on its operations thus far stemming from the actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Starting in May, we have seen subsequent increases in GMV and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income for the third and fourth quarters of fiscal 2020. However, the likelihood, magnitude and timing of business developments across our segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. In the fourth quarter of fiscal 2020, the Company determined that its liquidity position and working capital was more than sufficient to meet its projected needs and commenced share repurchases, acquiring 547.5 thousand shares for $4.0 million as of September 30, 2020.

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

See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to the COVID-19 pandemic.
Industry Trends
While we are experiencing challenges presented by the COVID-19 pandemic, we believe there are several industry trends positively impacting the long-term growth of our business including: (1) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (2) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (3) the increase in outsourcing the disposition of surplus and end-of-life assets by corporations and government entities as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain; (4) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical; (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets; and (6) the increase in demand from sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events.

Revenues

Substantially all of our revenue is earned through the following transaction models:
Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for 62.0%, 65.3% and 66.7%, of our total revenue for the years ended September 30, 2020, 2019 and 2018, respectively. These amounts included sales of commercial merchandise sourced from multiple vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under this contract represented 55.1%, 43.6% and 33.7%, of Cost of goods sold for the years ended September 30, 2020, 2019 and 2018, respectively. The merchandise sold under our purchase transaction model accounted for 20.9%, 23.0% and 22.9%, of our GMV for the years ended September 30, 2020, 2019 and 2018.
Consignment model—fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for 31.8%, 29.4% and 30.3%, of our total revenue for the years ended September 30, 2020, 2019 and 2018, respectively, and 79.1%, 77.0% and 77.1%, of our GMV for the years ended September 30, 2020, 2019 and 2018, respectively.

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's sales listing subscription and MachineryHost services, as well as other services including returns management, refurbishment of assets, and asset valuation services. Prior to the wind-down of our operations under the Surplus Contract, we also earned non-consignment fee revenue from services provided under that contract. Other revenues accounted for 6.2%, 5.3% and 3.0% of our total revenue for the years ended September 30, 2020, 2019 and 2018, respectively.
Our Vendor Agreements
Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented 55.1%, 43.6% and 33.7%, of cost of goods sold for the years ended September 30, 2020, 2019 and 2018, respectively. This contract is included within our RSCG segment. Our agreements with our other sellers are generally terminable at will by either party.
DoD agreements.  Historically, we had two material vendor contracts with the DoD: the Scrap Contract and the Surplus Contract. Both contracts were included in the results of our CAG segment.
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
Resale of scrap property that we purchased under the Scrap Contract accounted for 7.4% and 10.2% of our total revenues and 2.6% and 3.6% of our GMV in the years ended September 30, 2019 and 2018, respectively.
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
Resale of surplus property that we purchased under the Surplus Contract, as well as services we provided to the DoD under the Surplus Contract, accounted for 12.4% of our total revenues and 4.1% of our GMV in the year ended September 30, 2018.
Key Business Metrics
Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:
Gross merchandise volume (GMV).    GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the year ended September 30, 2020 was $619.8 million.
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
Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2020 and 2019, we had 3,772,000 and 3,580,000 registered buyers, respectively.

Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the years ended September 30, 2020, 2019, and 2018, 1,899,000, 2,085,000, and 2,079,000 total auction participants participated in auctions on our marketplaces, respectively. Largely as a result of the wind-down of the Scrap Contract, there has been a decrease in auction participants during 2020 compared with 2019.
Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the years ended September 30, 2020, 2019, and 2018, we completed 553,000, 607,000 and 567,000 transactions, respectively.
Critical Accounting Policies and Estimates
The Company's consolidated financial statements, included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K with their accompanying notes, have been prepared in accordance with GAAP, which requires management of the Company to make assumptions, judgments and estimates that affect amounts reported in its consolidated financial statements. Accounting policies and estimates are considered to be "critical" when the nature of the estimate includes subjective or sensitive assumptions or judgments that can have a material impact on the financial condition or operating performance of the Company. Actual results may differ from these estimates.
We consider the following accounting policies to be critical: revenue recognition, business combinations, valuation of goodwill and other intangible assets, and income taxes. Refer to Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting policies.
We consider the following accounting estimates to be critical: business combinations (Notes 4 and 13), valuation of goodwill and other intangible assets (Notes 7 and 8), and income taxes (Note 11). Refer to these individually referenced notes and Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting estimates. The following discussion is a supplement to the disclosures referenced.
Valuation of goodwill.  Goodwill is allocated to our reporting units. The Company's reporting units are GovDeals, CAG, RSCG and Machinio. Only the GovDeals, CAG and Machinio reporting units have goodwill balances.
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
As of March 31, 2020, the Company determined the fair value of the CAG and Machinio reporting units using a discounted cash flow (DCF) analysis. The DCF analysis relied on significant assumptions and judgments about the forecasts of future cash flows over the five-year projection period, including revenues, gross profit margins, operating expenses, income taxes, capital expenditures, working capital, and an estimate of the impact and duration of COVID-19 on those factors. A long-term growth rate of 2.5% was applied thereafter. These forecasts of future cash flows represented the Company's best estimate using information that was available at the time.

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

As of July 1, 2020, the Company performed its annual impairment testing using a fair-value based test for all reporting units with goodwill balances. As there were favorable developments in the factors that indicated a goodwill impairment test was necessary as of March 31, 2020, the fair values of each of our reporting units with goodwill balances was higher as of July 1, 2020 than on March 31, 2020, and the fair values of each of those reporting units exceeded their carrying values by at least 20%.

Given the uncertainty associated with the COVID-19 pandemic, including its extent and duration, actual results could differ significantly from these estimates. The Company will continue to monitor these reporting units for changes that could impact the recoverability of goodwill, which will depend, in part, on the extent and duration of the COVID-19 pandemic, and its impact on the equity markets.
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

Interest and other income, net.  Interest and other income, net consists of interest income on short-term investments and the promissory note issued to JTC, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes.    During the years ended September 30, 2020, 2019, and 2018 had an effective income tax rate for continuing operations of (26.9)%, (6.6)% and 44.6%, respectively, which included federal, state and foreign income taxes.

Results of Operations
The following table presents segment revenue, gross profit, and gross profit margin for the periods indicated ($ in thousands):

	Year Ended September 30,
	2020	2019	2018
GovDeals:
GMV	$325,993	$327,455	$305,628
Total revenue	32,806	32,936	30,214
Gross profit	30,721	30,386	27,990
Gross profit margin	93.6%	92.3%	92.6%

RSCG:
GMV	181,473	156,096	131,042
Total revenue	136,491	127,321	101,954
Gross profit	49,727	44,967	33,009
Gross profit margin	36.4%	35.3%	32.4%

CAG:
GMV	112,384	155,855	186,071
Total revenue	29,481	60,242	88,025
Gross profit	22,714	32,679	48,873
Gross profit margin	77.0%	54.2%	55.5%

Machinio:
GMV	—	—	—
Total revenue	7,213	5,598	653
Gross profit	6,813	5,196	501
Gross profit margin	94.4%	92.8%	76.9%

Corporate & Other, including elimination adjustments:
GMV	—	469	3,665
Total revenue	(51)	428	3,668
Gross profit	(51)	52	(661)
Gross profit margin	NM	12.2%	(18.0)%

Consolidated:
GMV	619,850	639,876	626,406
Total revenue	205,940	226,525	224,514
Gross profit	109,924	113,280	109,712
Gross profit margin	53.4%	50.0%	48.9%
NM = not meaningful
Year Ended September 30, 2020 Compared to Year Ended September 30, 2019
Segment Results
GovDeals. Revenue from our GovDeals segment decreased 0.4%, or $0.1 million, due to a 0.4%, or $1.5 million, decrease in GMV primarily resulting from decreased activity due to limitations on government facility operations in response to the COVID-19 pandemic. These declines were mostly offset by increasing transaction activity as those facilities re-opened, as well as increased recovery rates on vehicles sales. Gross profit within this segment increased 1.1%, or $0.3 million, and gross profit margin increased from 92.3% to 93.6%, as fewer of the vehicles sold during the year ended September 30, 2020 required transportation costs to arrive at the point of sale.

RSCG. Revenue from our RSCG segment increased 7.2%, or $9.2 million due to a 16.3%, or $25.4 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with large and mid-sized retailers. As a result of the increase in revenues, gross profit increased 10.6%, or $4.8 million. Gross profit margin increased from 35.3% to 36.4% due the improved margins on certain retail programs.
CAG. Revenue and GMV from the CAG segment decreased 51.1%, or $30.8 million, and 27.9%, or $43.5 million, respectively. The conclusion of the Scrap Contract caused revenue and GMV to each decline by $16.8 million. Excluding the impact of the completed Scrap Contract, revenue decreased by 32.3%, or $14.0 million, and GMV decreased by 19.2%, or $26.7 million. These declines were primarily driven by lower activity due to limitations on commercial facility operations and global travel restrictions in response to the COVID-19 pandemic. These restrictions had a larger impact on principal transactions than on transactions using our lower-touch consignment model. The declines were also influenced by a strong prior year performance with principal transactions in the Asia-Pacific region. Gross profit within the CAG segment decreased 30.5%, or $10.0 million, due to a $5.9 million impact from the completion of the Scrap Contract and the reduction in revenues. Gross profit margin increased from 54.2% to 77.0% due the completion of the Scrap Contract, which had lower gross profit margins than the remaining business, and due to the larger impact of the COVID-19 pandemic on principal transactions.
Machinio. Revenue from our Machinio segment increased 28.8%, or $1.6 million, due to an increase in subscription activity, and due to revenue earned from deferred revenues no longer containing effects from purchase accounting. As a result of the increase in revenues, gross profit increased 31.1%, or $1.6 million.
Corporate & Other. The changes in revenue, GMV, gross profit and gross profit margin are primarily due to the Company's exit from the IronDirect business in January 2019. The activity for the year ended September 30, 2020 represents elimination adjustments.

Consolidated Results
The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$127,580	$147,889	$(20,309)	(13.7)%
Fee revenue	78,360	78,636	(276)	(0.4)
Total revenue	205,940	226,525	(20,585)	(9.1)
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	96,016	102,414	(6,398)	(6.2)
Seller distributions	—	10,831	(10,831)	(100.0)
Technology and operations	42,158	51,594	(9,436)	(18.3)
Sales and marketing	35,629	36,703	(1,074)	(2.9)
General and administrative	29,166	34,249	(5,083)	(14.8)
Depreciation and amortization	6,290	5,091	1,199	23.6
Acquisition costs and impairment of goodwill and long-lived assets	5	102	(97)	(95.1)
Other operating expenses	573	5,049	(4,476)	(88.7)
Total costs and expenses	209,837	246,033	(36,196)	(14.7)
Loss from operations	(3,897)	(19,508)	15,611	(80.0)
Interest and other income, net	(924)	(1,448)	524	(36.2)
Loss before provision for income taxes	(2,973)	(18,060)	15,087	(83.5)
Provision (benefit) for income taxes	801	1,200	(399)	(33.3)
Net loss	$(3,774)	$(19,260)	$15,486	(80.4)%

Total Revenue.  Total consolidated revenue decreased $20.6 million, or 9.1%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.

Cost of goods sold.  Cost of goods sold decreased $6.4 million, or 6.2%, primarily due to revenue declines in CAG, partially offset by the revenue increases in RSCG.
Seller distributions.  Seller distributions decreased $10.8 million, or 100.0%, due to the completion of the Scrap Contract.
Technology and operations expenses.  Technology and operations expenses decreased $9.4 million, or 18.3%. The decrease included $5.2 million due to the conclusion of the Scrap Contract in fiscal year 2019, $5.7 million reductions in Corporate and CAG (excluding the Scrap Contract) driven by benefits from restructuring and other organizational changes performed in fiscal 2019, and actions taken to reduce operating expenses in response to the COVID-19 pandemic. However, the impact of the actions taken to reduce our operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover. These decreases were partially offset by a $1.5 million increase in RSCG and GovDeals driven by increased customer support and operations expenses from the continued growth in those segments.
Sales and marketing expenses.  Sales and marketing expenses decreased $1.1 million, or 2.9%, due to actions taken to reduce operating expenses in response to the COVID-19 pandemic in the year ended September 30, 2020, partially offset by increased marketing expenses to promote our new e-commerce technology platform and consolidated marketplace. However, the impact of the action taken in response to COVID-19 on our operating expense levels will lessen as business conditions continue to recover.
General and administrative expenses.  General and administrative expenses decreased $5.1 million, or 14.8%, and was impacted by actions taken to reduce operating expenses in response to the COVID-19 pandemic in the year ended September 30, 2020, benefits from restructuring and other organizational changes performed in fiscal 2019, and the completion of the Scrap Contract in fiscal 2019. The impact of the actions taken to reduce operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover.
Depreciation and amortization expenses.  Depreciation and amortization expenses increased $1.2 million, or 23.6%, primarily due the launch of our new e-commerce technology platform and related change of useful lives of internally developed software for internal-use, both occurring in the fourth quarter of fiscal 2019.
Acquisition costs and impairment of goodwill and long-lived assets. Acquisition costs and impairment of goodwill and long-lived assets were not significant for the years ended September 30, 2020 and 2019.
Other operating expense.  Other operating expense of $0.6 million represents $0.4 million of business realignment expenses that were incurred related to the elimination of certain positions in response to the COVID-19 pandemic, and a $0.2 million increase in fair value of the Machinio earn-out liability. Other operating expense of $5.0 million during the year ended September 30, 2019 includes $1.6 million of business realignment expenses, and a $3.5 million increase in the fair value of the Machinio earn-out liability.
Interest and other income, net. Interest and other income, net, declined $0.5 million, primarily due to a decline in the holdings of short-term investments and also in their interest rates.
Provision (benefit) for income taxes.  Income taxes decreased $0.4 million, to an expense of $0.8 million for the year ended September 30, 2020, from an expense of $1.2 million for the year ended September 30, 2019 due to lower state tax expense and the release of $0.2 million of unrecognized tax benefits related to foreign operations. The Company’s effective income tax rate was (26.9)%. for the twelve months ended September 30, 2020. The 2020 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the valuation allowance on deferred tax assets, state taxes, and the impact of permanent tax adjustments.
Net loss.  Net loss for the year ended September 30, 2020, decreased $15.5 million, to $3.8 million, compared to a loss of $19.3 million for the year ended September 30, 2019, due to the reasons described above.
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

Consolidated Results
The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2019	2018	$ Change	% Change
Revenue	$147,889	$149,677	$(1,788)	(1.2)%
Fee revenue	78,636	74,837	3,799	5.1
Total revenue	226,525	224,514	2,011	0.9
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	102,414	100,087	2,327	2.3
Seller distributions	10,831	14,715	(3,884)	(26.4)
Technology and operations	51,594	60,786	(9,192)	(15.1)
Sales and marketing	36,703	33,703	3,000	8.9
General and administrative	34,249	30,493	3,756	12.3
Depreciation and amortization	5,091	4,599	492	10.7
Acquisition costs and impairment of goodwill and long-lived assets	102	467	(365)	(78.2)
Other operating expenses	5,049	1,392	3,657	262.7
Total costs and expenses	246,033	246,242	(209)	(0.1)
Loss from operations	(19,508)	(21,728)	2,220	(10.2)
Interest and other income, net	(1,448)	(785)	(663)	84.5
Loss before provision for income taxes	(18,060)	(20,943)	2,883	(13.8)
Provision (benefit) for income taxes	1,200	(9,328)	10,528	NM
Net loss	$(19,260)	$(11,615)	$(7,645)	65.8%

NM = not meaningful

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

General and administrative expenses. General and administrative expenses increased $3.8 million, or 12.3%, and were impacted by increases in compensation expenses, as well as external costs associated with new accounting standard adoptions.
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

Interest and other income, net. Interest and other income, net, increased $0.7 million, primarily due to increased holdings of short-term investments.

Provision (benefit) for income taxes. Income taxes increased $10.5 million, to an expense of $1.2 million for the year ended September 30, 2019, from a benefit of $9.3 million for the year ended September 30, 2018 due to benefits derived from the Tax Act enacted in fiscal year 2018, a valuation allowance charge and the impact of foreign, state, and local taxes and permanent tax adjustments. The Company’s effective income tax rate was (6.6)% for the twelve months ended September 30, 2019. The 2019 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the valuation allowance change and the impact of permanent tax adjustments.

Net loss. Net loss for the year ended September 30, 2019, increased $7.6 million, to $19.3 million, compared to a loss of $11.6 million for the year ended September 30, 2018, due to the reasons described above.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including capital used for inventory purchases, which we have funded through cash generated from operations. From time to time, we may use our capital resources for other activities, such as share repurchases or acquisitions. As of September 30, 2020, we had $76.0 million in cash and cash equivalents.

The COVID-19 pandemic caused the Company's GMV and revenues to decline in the short-term. The temporary cost control measures put into place mitigated those declines, resulting in net income in the third and fourth quarters of fiscal 2020. From a cash flow perspective, the Company employed working capital management practices, primarily in the form of temporary extensions to vendor payment terms, and also experienced accumulation in its payables to sellers balance due to COVID-19 restrictions causing some buyer delays in being able to pick up purchased assets. The effects of these items caused our cash balance to increase. While the Company expects to use working capital in the near-term as these temporary effects unwind, we believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months.

In fiscal 2019, we deployed our new e-commerce technology platform. We expect to continue to invest in enhancements to our marketplace capabilities and for the implementation of tools for data-driven product recommendations, omni-channel behavioral marketing, predictive analytics and integrated services for our retail supply chain segment.

During the second quarter of fiscal 2020, the Company paid the $5.0 million earn-out payment for the Machinio acquisition we made in July 2018, for which we paid $16.7 million in cash at closing.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $4.5 million as of September 30, 2020. As of September 30, 2020, and September 30, 2019, $19.5 million and $21.0 million, respectively, of cash and cash equivalents was held outside of the U.S.

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
The Company repurchased 547.5 thousand shares for $4.0 million under this program during the twelve months ended September 30, 2020. As of September 30, 2020, the Company may repurchase an additional $6.1 million of shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.
Changes in Cash Flows: 2020 Compared to 2019
Net cash provided by (used in) operating activities was $16.5 million and $(6.2) million for the year ended September 30, 2020 and 2019, respectively. The $22.7 million increase in cash provided by operations between periods was to attributable changes in accounts payable and payables to sellers driven by timing of payments, including an increase in the seller settlement cycle for sellers being paid by check due to the COVID-19 pandemic; and $12.5 million of lower net loss as adjusted for non-cash items, including the impact of temporary cost control measures. These changes were partially offset by the $3.8 million portion of the Machinio earn-out payment associated with its increase in value post-acquisition, and the final payments of seller distributions associated with the completion of the Scrap Contract. Our working capital accounts are subject to natural variations depending on the timing of cash receipts and payments, and our variations in our transaction volumes are related to settlements between our buyers and sellers. However, the Company expects to use working capital in the near-term as activity in payables to seller normalizes, and as the Company makes its annual bonus payments in the first quarter of fiscal 2021.

Net cash provided by (used in) investing activities was $28.6 million for the year ended September 30, 2020, and $(15.7) million for the year ended September 30, 2019. The $44.4 million increase in cash provided by investing activities was driven by a $40.0 million increase in activity related to short-term investments which are used to manage the Company's excess cash balances, and $2.8 million of principal payments on the promissory note issued to JTC. The Company continues to monitor for changes that could impact the recoverability of the promissory note, which depends on JTC's subsequent operating performance and ability to make the payments required by the new repayment schedule. JTC made all of its scheduled payments during the year ended September 30, 2020.

Net cash (used in) provided by financing activities was $(5.7) million for the year ended September 30, 2020, and $0.5 million for the year ended September 30, 2019. The $6.2 million increase in cash used by financing activities consisted of $4.0 million to repurchase common stock, $1.2 million as the portion of the Machinio earn-out payment that represented its fair value at the date of acquisition, and a $0.6 million increase in taxes paid associated with net settlement of stock compensation awards.

Changes in Cash Flows: 2019 Compared to 2018

Net cash used in operating activities was $6.2 million for the year ended September 30, 2019, and net cash provided by operating activities was $0.6 million for the year ended September 30, 2018. The $6.9 million increase in cash used in operations between periods was primarily attributable to increase in net loss as well as changes in working capital from collections of receivables, sales of inventory and payables to sellers. Our working capital accounts are subject to natural variations depending on the timing of cash receipts and payments, however, there have been no significant changes to the working capital requirements for the Company, other than the Machinio earn-out that was paid in fiscal 2020.

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

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances. Our capital expenditures for the year ended September 30, 2020 were $4.2 million. As of September 30, 2020, we had no significant outstanding commitments for capital expenditures.

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
Contractual and Commercial Commitments
The table below represents our significant commercial commitments as of September 30, 2020. Operating and finance leases represent commitments to rent office and warehouse space, as well as equipment used in our operations. Other contractual cash obligations represent information technology commitments related to licensing fees, hardware maintenance and other, and are not reflected on our balance sheets.

	Total	Less than 1 year	1 to 3 years	3 to 5 Years	5+ years
	(in thousands)
Operating leases	$12,723	$4,421	$5,581	$2,513	$208
Finance leases	328	56	111	111	50
Other contractual cash obligations	3,391	2,385	1,006	—	—
Total contractual cash obligations	$16,442	$6,862	$6,698	$2,624	$258

Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered material off-balance sheet arrangements.

Inflation
Inflation generally affects us by increasing our cost of labor and equipment. We do not believe that inflation had any material effect on our results of operations during the years ended September 30, 2020, 2019 and 2018.
New Accounting Pronouncements
Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the consolidated financial statements included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity.    As of September 30, 2020, we do not have any debt, and we are not holding any short-term investments, but we do hold $30.0 million of cash and cash equivalents in money market funds. Changes in yields on the money market funds are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.
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
Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Ernst & Young LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Ernst & Young LLP report for a more complete understanding of the topics presented.
Evaluation of Disclosure Controls and Procedures
Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. Internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.
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
Based upon the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to ensure assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified by the SEC, and that material information related to Liquidity Services and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. We reviewed the results of management's evaluation with the Audit Committee of our Board of Directors.
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
Management assessed our internal control over financial reporting as of September 30, 2020, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2020, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. While the impact of the COVID-19 pandemic and our actions taken in response, including terminations, furloughs and employees working remotely, have not materially affected our internal control over financial reporting as of September 30, 2020, we will continue to monitor and assess this ongoing situation for potential material effects.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Liquidity Services, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Liquidity Services, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Liquidity Services, Inc. as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated December 8, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
December 8, 2020

Item 9B.    Other Information.
Item 5.02. Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

The Board of Directors adopted an Annual Incentive Plan (the “Incentive Plan”) on December 2, 2020, which is effective as of October 1, 2020. The Incentive Plan will be administered by the Compensation Committee or other committee appointed by the Board in accordance with the plan (the “Committee”). Participation in the Incentive Plan is limited to certain eligible participants, including executive officers and certain other employees designated by the Committee. The right to receive a bonus under the Incentive Plan depends on the achievement of specific performance goals, referred to as Management Objectives. The Committee will establish the Management Objectives and amount of incentive bonus payable for a performance period.

Management Objectives may be described in terms of company-wide objectives or objectives that are related to the performance of the individual participant or of the subsidiary, division, department or function within the company or subsidiary in which the participant is employed. The Management Objectives are limited to specified levels of growth in, or relative peer company performance in, one or more of the following:

(i) sales, including net sales, unit sales volume, and aggregate product price;

(ii) share price, including market price per share, and share price appreciation;

(iii) earnings, including earnings per share, reflecting dilution of shares, gross or pretax profits, post-tax profits, operating profit, contribution profit, gross profit, earnings net of or including dividends, earnings net of or including the after-tax cost of capital, earnings before (or after) interest and taxes (“EBIT”), earnings per share from continuing operations, diluted or basic, (xi) earnings before interest, taxes, depreciation and amortization (“EBITDA”), adjusted EBIT or adjusted EBITDA, pre-tax operating earnings after interest and before incentives, service fees and extraordinary or special items, operating earnings, growth in earnings or growth in earnings per share, total earnings and operating income;

(iv) return on equity, including return on equity, return on invested capital, return or net return on assets, return on net assets, return on equity, return on gross sales, return on investment, return on capital, return on invested capital, return on committed capital, financial return ratios, value of assets, and change in assets;

(v) cash flow(s), including operating cash flow, net cash flow, free cash flow, cash flow on investment, levered free cash flow, and unlevered free cash flow;

(vi) revenue, including gross or net revenue, and changes in annual revenues;

(vii) margins, including adjusted pre-tax margin, and operating margins;

(viii) income, including net income, and consolidated net income;

(ix) economic value added;
(x) costs, including operating or administrative expenses, operating expenses as a percentage of revenue, general and administrative expenses as a percentage of revenue, expense or cost levels, reduction of losses, loss ratios or expense ratios, reduction in fixed costs, expense reduction levels, operating cost management, and cost of capital;

(xi) financial ratings, including credit rating, capital expenditures, debt, debt reduction, working capital, average invested capital, and attainment of balance sheet or income statement objectives;

(xii) market or category share, including market share, volume, unit sales volume, and market share or market penetration with respect to specific designated products or product groups and/or specific geographic areas;

(xiii) shareholder return, including total shareholder return, stockholder return based on growth measures or the attainment of a specified share price for a specified period of time, and dividends; and

(xiv) objective nonfinancial performance criteria measuring either regulatory compliance, productivity and productivity improvements, inventory turnover, average inventory turnover or inventory controls, net asset turnover, customer satisfaction based on specified objective goals or company-sponsored customer surveys, employee satisfaction based on specified objective goals or company-sponsored employee surveys, objective employee diversity goals, employee turnover, specified objective environmental goals, specified objective social goals, specified objective goals in corporate ethics and integrity, specified objective safety goals, specified objective business expansion goals or goals relating to acquisitions or divestitures, and succession plan development and implementation.

The Committee may, for a performance period, amend or adjust the applicable Management Objective(s) or other terms and conditions relating thereto in recognition of acquisitions or divestitures; litigation or claim judgments or settlements; unusual, nonrecurring or one-time events affecting us or our subsidiaries, our financial statements, or changes in law or accounting principles; asset write downs; capital charges; costs and expenses; reorganization and restructuring programs; or similar non-GAAP adjustments.

The Committee will determine whether the Management Objectives have been achieved and the amounts payable following the end of the applicable performance period. The Committee will also have the ability to modify such amounts payable in its discretion. The Committee may amend the Incentive Plan from time to time and the Incentive Plan will remain effective until otherwise terminated by the Board.

The foregoing summary is qualified by reference to the full text of the Incentive Plan, a copy of which is attached hereto as Exhibit 10.20, and is incorporated herein by reference.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the Company's Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2020.
Code of Ethics, Governance Guidelines and Committee Charters
We have adopted a Code of Conduct that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. The Code of Conduct is available on our website at http://investors.liquidityservices.com. We intend to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.
Item 11.    Executive Compensation.
Incorporated by reference from the Company's Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2020.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Incorporated by reference from the Company's Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2020.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the Company's Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2020.
Item 14.    Principal Accountant Fees and Services.
Incorporated by reference from the Company's Proxy Statement relating to its 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2020.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)		Page
(1)	The following documents related to the financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	53
	Consolidated Balance Sheets as of September 30, 2020 and 2019	54
	Consolidated Statements of Operations for the years ended September 30, 2020, 2019 and 2018	55
	Consolidated Statements of Comprehensive Loss for the years ended September 30, 2020, 2019 and 2018	56
	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2020, 2019 and 2018	57
	Consolidated Statements of Cash Flows for the years ended September 30, 2020, 2019 and 2018	58
	Notes to the Consolidated Financial Statements	59

(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2020, 2019 and 2018:
	II—Valuation and Qualifying Accounts	88
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and Subsidiaries (the Company) as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 8, 2020 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion..

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Tysons, Virginia
December 8, 2020

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	September 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$76,036	$36,497
Short-term investments	—	30,000
Accounts receivable, net of allowance for doubtful accounts of $389 and $291	5,322	6,704
Inventory, net	5,607	5,843
Prepaid taxes and tax refund receivable	1,652	2,531
Prepaid expenses and other current assets	5,962	8,350
Total current assets	94,579	89,925
Property and equipment, net	17,843	18,846
Operating lease assets	10,561	—
Intangible assets, net	4,758	6,043
Goodwill	59,839	59,467
Deferred tax assets	806	866
Other assets	8,248	12,136
Total assets	$196,634	$187,283
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$21,957	$15,051
Accrued expenses and other current liabilities	19,124	28,794
Current portion of operating lease liabilities	3,818	—
Distributions payable	—	1,675
Deferred revenue	3,255	3,049
Payables to sellers	26,170	20,253
Total current liabilities	74,324	68,822
Operating lease liabilities	7,499	—
Deferred taxes and other long-term liabilities	2,996	2,286
Total liabilities	84,819	71,108
Commitments and contingencies (Notes 9 and 16)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 34,082,406 shares issued and outstanding at September 30, 2020; 33,687,115 shares issued and outstanding at September 30, 2019	34	34
Additional paid-in capital	247,892	242,686
Treasury stock, at cost; 547,508 shares at September 30, 2020 and — shares at September 30, 2019	(3,983)	—
Accumulated other comprehensive loss	(9,782)	(7,973)
Accumulated deficit	(122,346)	(118,572)
Total stockholders' equity	111,815	116,175
Total liabilities and stockholders' equity	$196,634	$187,283

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year Ended September 30,
	2020	2019	2018
Revenue	$127,580	$147,889	$149,677
Fee revenue	78,360	78,636	74,837
Total revenue	205,940	226,525	224,514
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	96,016	102,414	100,087
Seller distributions	—	10,831	14,715
Technology and operations	42,158	51,594	60,786
Sales and marketing	35,629	36,703	33,703
General and administrative	29,166	34,249	30,493
Depreciation and amortization	6,290	5,091	4,599
Acquisition costs and impairment of goodwill and long-lived assets	5	102	467
Other operating expenses	573	5,049	1,392
Total costs and expenses	209,837	246,033	246,242
Loss from operations	(3,897)	(19,508)	(21,728)
Interest and other income, net	(924)	(1,448)	(785)
Loss before provision for income taxes	(2,973)	(18,060)	(20,943)
Provision (benefit) for income taxes	801	1,200	(9,328)
Net loss	$(3,774)	$(19,260)	$(11,615)
Basic and diluted loss per common share	$(0.11)	$(0.58)	$(0.36)
Basic and diluted weighted average shares outstanding	33,612,263	33,062,976	32,095,491
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Loss
(Dollars In Thousands)

	Year Ended September 30,
	2020	2019	2017
Net loss	$(3,774)	$(19,260)	$(11,615)
Other comprehensive (loss) income:
Defined benefit pension plan—unrecognized amounts, net of taxes	(2,293)	(540)	773
Foreign currency translation	484	(984)	(791)
Other comprehensive (loss) income, net of taxes	(1,809)	(1,524)	(18)
Comprehensive loss	$(5,583)	$(20,784)	$(11,633)
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2017	31,503,349	$29	$227,264	—	—	$(6,431)	$(88,226)	$132,636
Exercise of common stock options and vesting of restricted stock	973,755	1	403	—	—	—	—	404
Compensation expense and incremental tax benefit from grants of common stock options and restricted stock	—	—	6,346	—	—	—	—	6,346
Issuance of common stock for acquisition activity	297,014	3	2,002	—	—	—	—	2,005
Cumulative adjustment related to adoption of ASU 2016-09	—	—	100	—	—	—	(207)	(107)
Net loss	—	—	—	—	—	—	(11,615)	(11,615)
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	773	—	773
Foreign currency translation and other	—	—	—	—	—	(791)	3	(788)
Balance at September 30, 2018	32,774,118	$33	$236,115	—	—	$(6,449)	$(100,045)	$129,654
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	953,066	1	589	—	—	—	—	590
Taxes paid associated with net settlement of stock compensation awards	(6,906)	—	(44)	—	—	—	—	(44)
Forfeiture of restricted stock awards	(33,163)	—	—	—	—	—	—	—
Stock compensation expense	—	—	6,026	—	—	—	—	6,026
Cumulative adjustment related to adoption of ASC 606	—	—	—	—	—	—	730	730
Net loss	—	—	—	—		—	(19,260)	(19,260)
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(540)	—	(540)
Foreign currency translation and other	—	—	—	—	—	(984)	3	(981)
Balance at September 30, 2019	33,687,115	$34	$242,686	—	$—	$(7,973)	$(118,572)	$116,175
Common stock repurchases	—	—	—	(547,508)	(3,983)	—	—	(3,983)
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	494,683	—	111	—	—	—	—	111
Taxes paid associated with net settlement of stock compensation awards	(84,392)	—	(594)	—	—	—	—	(594)
Forfeiture of restricted stock awards	(15,000)	—	—	—	—	—	—	—
Stock compensation expense	—	—	5,689	—	—	—	—	5,689
Net loss	—	—	—	—	—	—	(3,774)	(3,774)
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(2,293)	—	(2,293)
Foreign currency translation	—	—	—	—	—	484	—	484
Balance at September 30, 2020	34,082,406	$34	$247,892	(547,508)	$(3,983)	$(9,782)	$(122,346)	$111,815
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Year Ended September 30,
	2020	2019	2018
Operating activities
Net loss	$(3,774)	$(19,260)	$(11,615)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,290	5,091	4,599
Change in fair value of earnout liability	200	3,500	100
Stock compensation expense	5,660	6,508	6,597
Inventory adjustment to net realizable value	300	331	2,494
Provision for doubtful accounts	200	178	199
Deferred tax expense (benefit)	106	136	(10,945)
Change in fair value of financial instruments	—	—	90
Gain on disposal of property and equipment	(29)	(15)	(480)
Changes in operating assets and liabilities:
Accounts receivable	1,182	(2,012)	6,582
Inventory	(64)	3,948	8,120
Prepaid taxes and tax refund receivable	878	(811)	739
Prepaid expenses and other assets	1,375	1,554	(689)
Operating lease assets and liabilities	(187)	—	—
Accounts payable	6,907	1,191	670
Accrued expenses and other current liabilities	(8,198)	1,999	(9,576)
Distributions payable	(1,675)	(453)	(953)
Deferred revenue	207	906	743
Payables to sellers	5,917	(8,716)	4,586
Other liabilities	1,183	(317)	(642)
Net cash provided by (used in) operating activities	16,478	(6,242)	619
Investing activities
Increase in intangibles	(62)	(23)	(35)
Purchases of property and equipment, including capitalized software	(4,186)	(5,938)	(4,174)
Proceeds from note receivable	2,824	—	3,000
Proceeds from sale of property and equipment	71	247	828
Purchase of short-term investments	(25,000)	(70,000)	(20,000)
Maturities of short-term investments	55,000	60,000	—
Cash paid for business acquisition, net of cash acquired	—	—	(16,673)
Net cash provided by (used in) investing activities	28,647	(15,714)	(37,054)
Financing activities
Payments of the principal portion of finance lease liabilities	(34)	—	—
Proceeds from exercise of common stock options (net of tax)	111	590	404
Taxes paid associated with net settlement of stock compensation awards	(594)	(44)	—
Payment of earnout liability related to business acquisition	(1,200)	—	—
Common stock repurchases	(3,983)	—	—
Net cash (used in) provided by financing activities	(5,700)	546	404
Effect of exchange rate differences on cash and cash equivalents	114	(541)	131
Net increase (decrease) in cash and cash equivalents	39,539	(21,951)	(35,900)
Cash and cash equivalents at beginning of year	36,497	58,448	94,348
Cash and cash equivalents at end of year	$76,036	$36,497	$58,448
Supplemental disclosure of cash flow information
Earnout liability for acquisition activity	$—	$—	$1,200
Issuance of common stock for acquisition activity	—	—	2,005
Cash paid (received for) for income taxes, net of refunds	(1,519)	1,008	916
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization
Liquidity Services, Inc. (the Company) operates a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 500 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus and idle assets presented with digital images and other relevant product information. Additionally, the Company enables corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, heavy equipment, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.allsurplus.com, www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com. The Company also operates a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals and Machinio. See Note 17 for Segment Information.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. For the year ended September 30, 2020, these estimates required the Company to make assumptions about the extent and duration of the COVID-19 pandemic and its impacts on the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ from those estimates.
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
Short-term Investments
The Company's short-term investments at September 30, 2019 consisted of various certificates of deposit with maturities of six months or less with interest rates between 1.97% and 2.50%.
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
Inventory
Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or net realizable value. Cost is generally determined using the specific identification method. Costs associated with our warehouse operations are expensed as incurred and included within Technology and operations expenses in the Statements of Operations. Charges for unsellable inventory, as well as for inventory written down to net realizable value, are included in Cost of goods sold in the period in which they have been determined to occur.  As of September 30, 2020 and September 30, 2019, the Company's inventory reflects write-downs of $0.3 million and $0.3 million, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets includes the short-term portion of a promissory note (described in "Other Assets"), as well as other miscellaneous prepaid expenses.
Other Assets
On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC ("Tanager"). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal, plus $0.4 million of accrued interest. JTC had the opportunity to prepay the full amount remaining before May 15, 2020 at a $0.5 million discount. Of the $12.3 million initially owed to the Company in conjunction with the sale of the Jacobs Trading business, $6.9 million of principal has been repaid as of September 30, 2020. Of the $5.4 million in principal outstanding at September 30, 2020, $3.8 million was recorded in Other assets, and $1.6 million in Prepaid expenses and other current assets based on the scheduled repayment dates.

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
(1) As part of our reassessment of the estimated useful lives of our property and equipment, our estimate of the useful life of internally developed software for internal-use changed from seven years to five years in the fourth quarter of the year ended September 30, 2019. This change in estimate was applied prospectively and it increased amortization expense by $0.1 million for the year ended September 30, 2019 and $0.7 million for the year ended September 30, 2020.
Leases
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
Impairment of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. No impairment charges were recorded during the years ended September 30, 2020 and 2019 and 2018.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
Deferred Revenue
Deferred revenue is primarily derived from Machinio and MachineryHost subscriptions that range from one to forty months. Subscription fees are recognized ratably over the term of the agreements.
Short-Term Borrowings
The Company may enter into collateralized short-term borrowing agreements with banks to facilitate certain international transactions conducted under the purchase model. During the year ended September 30, 2019, the Company borrowed and fully repaid its borrowings under such arrangements. No short-term debt was outstanding as of September 30, 2020 and 2019.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

For the Company's Machinio business segment, the performance obligation is satisfied over time as the Company provides the services over the term of the subscription. At September 30, 2020, the Machinio business segment had a remaining performance obligation of $3.3 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.
Cost of Goods Sold
Cost of goods sold includes the costs of purchasing inventory, transporting property for auction, shipping and handling costs, and credit card transaction fees. For transactions where the Company resells inventory that was purchased from sellers, the cost of goods sold includes the cost of that inventory, generally using specific identification. There are no inventory costs associated with consignment sales.
Contract Assets and Liabilities
Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.3 million as of September 30, 2019 and $0.4 million as of September 30, 2020 and is included in the line item Prepaid expenses and other current assets on the consolidated balance sheets.
Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $3.0 million as of September 30, 2019, and $3.3 million as of September 30, 2020 and is included in the line item

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Deferred revenue on the consolidated balance sheets. Of the September 30, 2019 contract liability balance, $3.0 million was earned as Fee Revenue during the year ended September 30, 2020.
Contract Costs
Contract costs relate to sales commissions paid on consignment contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $0.7 million as of September 30, 2020 and $0.5 million as of September 30, 2019 and is included in the line item Prepaid expenses and other current assets and Other assets on the consolidated balance sheet. Amortization expense was immaterial during the year ended September 30, 2020.
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
Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. The property purchased under this contract represented 55.1%, 43.6%, and 33.7% of cost of goods sold for the years ended September 30, 2020, 2019, and 2018, respectively. This contract is included within the RSCG segment.
During the years ended September 30, 2019 and 2018, the Company had two material vendor contracts with the Department of Defense (DoD) under which it acquired, managed and sold government property. Revenue from the sale of property acquired, as well as provision of services, under the Surplus Contract accounted for 0% and 12.4% of the Company's consolidated revenue for the years ended September 30, 2019 and 2018, respectively. Revenue from the sale of property acquired under the Scrap Contract accounted for 7.4% and 10.2% of the Company's total revenue for the years ended September 30, 2019 and 2018, respectively. These contracts are included within the Company's CAG segment. See Note 3, Significant Contracts, for further information related to the Scrap and Surplus Contracts.
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

The Company applies the authoritative guidance related to uncertainty in income taxes. Accounting Standards Codification (ASC) 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. During the year ended September 30, 2020, the Company recorded a benefit of $0.2 million for the reversal of an unrecognized tax benefit related to foreign operations. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions including, among others, Canada and the U.K.
Stock-Based Compensation
The Company has incentive plans under which stock options, restricted stock units, restricted stock awards, and stock appreciation rights are issued. The awards issued can contain service conditions, performance conditions based upon Company financial results, and/or market conditions based upon changes in the Company's stock price.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
Market-based stock awards are measured at fair value on their grant date using a Monte Carlo simulation. The Monte Carlo simulation includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company's historical results. For market-based stock option and restricted stock awards, the Company recognizes expense on a straight-line basis over the derived service period determined by the Monte Carlo simulation, for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. The Company, however, does not reverse expense recognized if the stock price target(s) are not ultimately achieved, as required by equity accounting for market-based awards. For market-based stock appreciation rights, because they are cash settled, they are measured at fair value in each reporting period. The Company recognized expense on a straight-line basis over the derived service period determined by the Monte Carlo simulation in each reporting period, for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period, and reverses expense recognized if the stock price target(s) are not ultimately achieved, as required by liability accounting for market-based awards.
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
Advertising Costs
Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $2.6 million, $2.7 million and $3.6 million for the years ended September 30, 2020, 2019, and 2018, respectively.
Treasury Stock
Treasury stock is presented at cost, including any applicable commissions and fees, as a reduction of stockholders’ equity in the consolidated balance sheets and statements of equity. Treasury stock held by us may be retired or reissued in the future.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation
The functional currency of the Company's foreign subsidiaries is primarily the local currency. The translation of the subsidiary's financial statements into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. The resulting translation adjustments are recognized in Accumulated other comprehensive loss, a separate component of stockholders' equity. Realized and unrealized foreign currency transaction gains and losses are included in Interest and other income, net in the Consolidated Statements of Operations.
Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive income loss, net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2017	$(6,794)	$363	$(6,431)
Current-period other comprehensive (loss) income	(791)	773	(18)
Balance at September 30, 2018	(7,585)	1,136	(6,449)
Current-period other comprehensive (loss) income	(984)	(540)	(1,524)
Balance at September 30, 2019	(8,569)	596	(7,973)
Current-period other comprehensive (loss) income	484	(2,293)	(1,809)
Balance at September 30, 2020	$(8,085)	$(1,697)	$(9,782)

Net Loss Per Share (EPS)
The Company calculates basic EPS by dividing net loss by the weighted-average number of common shares outstanding during the reporting period, excluding unvested restricted stock awards.
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
For the years ended September 30, 2020, 2019 and 2018, the Company operated at a net loss, and basic and diluted weighted average common shares were the same because the inclusion of potentially dilutive common shares would have been anti-dilutive. See Note 12 for outstanding stock options, restricted stock units, and restricted stock awards, all of which are anti-dilutive as of September 30, 2020.
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

Upon adoption, the Company recognized $11.3 million of operating lease assets and $12.2 million of operating lease liabilities. The Company does not have significant finance lease assets and liabilities. No cumulative-effect adjustment to opening retained earnings was required. No material impacts were noted on the Consolidated Statements of Operations or Consolidated Statements of Cash Flows. Refer to Note 6 for additional details on the Company’s leases.

On October 1, 2019, the Company adopted ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. As the Company had no stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

December 22, 2017, no election to reclassify stranded tax effects from Accumulated other comprehensive to Retained earnings was made.

The Company also adopted the following ASU 2018-07, Improvements to Nonemployee Share-based Payment Accounting, during the year ended September 30, 2020. It did not have a significant impact on the consolidated financial statements or the related footnote disclosures.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023 and will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts receivable, Cash equivalents, and promissory note. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.

In August 2018, the FASB issued ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. ASU 2018-15 aligns the requirements for capitalizing implementation costs in a cloud computing arrangement with the requirement for capitalizing implementation costs incurred to develop or obtain internal-use software. This ASU will become effective for the Company beginning October 1, 2020. The Company does not expect that the adoption of this ASU will have an immediate material impact on its consolidated financial statements. Material impacts could be experienced if and when the Company implements cloud computing arrangements in the future.

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
Under the Scrap Contract, which concluded on September 30, 2019, the Company was the remarketer of all DoD non-electronic scrap turned into the Defense Logistics Agency (DLA) available for sale within the United States, Puerto Rico, and Guam. The Company paid a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bore all of the costs for the sorting, merchandising and sale of the property. Revenue from the Scrap Contract accounted for 7.4% and 10.2% of the Company's consolidated revenue for the years ended September 30, 2019 and 2018, respectively.

Under the Surplus Contract, which concluded on June 30, 2018, the Company managed and sold usable DoD surplus personal property turned into the DLA. Surplus property generally consisted of items the DoD determined were no longer needed, and not claimed for reuse by any federal agency, such as consumer electronics, industrial equipment, office supplies, scientific and medical equipment, aircraft parts, clothing and textiles. The Surplus Contract required the Company to purchase all usable surplus property offered to the Company by the DoD at 4.35% of the DoD's original acquisition value. The Company retained 100% of the profits from the resale of the property and bore all of the costs for the merchandising and sale of the property. Revenue from the Surplus Contract accounted for 12.4% of the Company's consolidated revenue for the year ended September 30, 2018.
4. Acquisition
Machinio
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The consideration paid to the Sellers for the acquisition of Machinio equity was $19.9 million in cash, earn-out consideration, and Company equity, including the acquisition of Machinio cash of $1.5 million at the closing and a closing working capital purchase price adjustment (for a net cash consideration of $16.7 million). Shares of restricted stock of the Company issued in a private placement to Machinio executives in exchange for their shares of Machinio stock valued at $2.0 million were included in the consideration. In addition, the Machinio sellers are eligible to receive earn-out consideration up to $5.0 million, based upon Machinio's adjusted EBITDA performance for the calendar year ended December 31, 2019. The earn-out consideration was valued at $1.2 million at the acquisition date. The earn-out consideration was subject to fair value measurement each reporting period until it was settled in fiscal 2020, see Note 13 for further details.

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following pro-forma financial information presents the Company's results as if the acquisition had occurred on October 1, 2016:

Year Ended September 30, 2018
(in thousands)
Revenue	$228,484
Net loss	$(12,857)
This pro-forma information includes nonrecurring adjustments for the amortization of intangible assets and the recognition of deferred revenue.
5. Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2020	2019
	(in thousands)
Computers and purchased software	$2,060	$2,234
Internally developed software for internal-use	13,860	12,166
Office/Operational equipment	5,781	6,154
Leasehold improvements	3,451	2,965
Building	2,151	2,604
Furniture and fixtures	945	1,075
Vehicles	1,043	1,091
Land	754	754
Construction in progress	2,353	369
Total property and equipment	32,398	29,412
Less: Accumulated depreciation and amortization	(14,555)	(10,566)
Total property and equipment, net	$17,843	$18,846

Depreciation and amortization expense related to property and equipment for the years ended September 30, 2020, 2019 and 2018, was $4.9 million, $3.7 million and $4.2 million, respectively. Included in those amounts is amortization of internally developed software for internal-use of $2.9 million, $1.2 million and $1.4 million, respectively.
There were no property and equipment impairment charges for the years ended September 30, 2020, 2019 and 2018.

6.    Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 5.3 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The components of lease expense are:

(in thousands)	Year ended September 30, 2020
Finance lease – lease asset amortization	$69
Finance lease – interest on lease liabilities	23
Operating lease cost	5,264
Short-term lease cost	125
Variable lease cost (1)	1,463
Sublease income	(258)
Total net lease cost	$6,686

(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	September 30, 2020
(in thousands)	Operating Leases	Finance Leases
2021	$4,421	$56
2022	3,097	55
2023	2,484	56
2024	1,525	56
2024	988	55
Thereafter	208	50
Total lease payments (1)	$12,723	$328
Less: imputed interest (2)	(1,406)	(62)
Total lease liabilities	$11,317	$266

(1) The weighted average remaining lease term is 3.5 years for operating leases and 5.8 years for finance leases.
(2) The weighted average discount rate is 6.6% for operating leases and 7.5% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

(in thousands)	Year ended September 30, 2020
Cash paid for amounts included in operating lease liabilities	$4,771
Cash paid for amounts included in finance lease liabilities	34
Non-cash: lease liabilities arising from new operating lease assets obtained (1)	12,190
Non-cash: lease liabilities arising from new finance lease assets obtained	10
Non-cash: adjustments to lease assets and liabilities	3,942
(1) Amount includes $12.2 million of lease liabilities recognized upon the adoption of ASC 842 on October 1, 2019 (see Note 2).

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Goodwill (in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2017	$21,657	$23,731	$—	$45,388
Business acquisition	—	—	14,558	14,558
Translation adjustments	(127)	—	—	(127)
Balance at September 30, 2018	$21,530	$23,731	$14,558	$59,819
Translation adjustments	(352)	—	—	(352)
Balance at September 30, 2019	$21,178	$23,731	$14,558	$59,467
Translation adjustments	372	—	—	372
Balance at September 30, 2020	$21,550	$23,731	$14,558	$59,839
Accumulated goodwill impairment losses as of September 30, 2020 and 2019 were $168.6 million.
Impairment Analysis
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

For the interim goodwill impairment test, the Company performed a fair-value based test for all reporting units with goodwill balances. The fair value of each reporting unit was determined using a discounted cash flow (DCF) analysis. The DCF analysis relied on significant assumptions and judgments about the forecasted future cash flows over the five-year projection period, including revenues, gross profit margins, operating expenses, income taxes, capital expenditures, working capital, and an estimate of the impact and duration of COVID-19 on those factors. These forecasts of future cash flows represent the Company's best estimate using information that was available at the time. The DCF analysis also used included significant assumptions and judgments about long-term growth rates and discount rates.

As of March 31, 2020, the fair value of the GovDeals reporting unit was substantially in excess of its carrying value, and the fair value of the CAG and Machinio reporting units exceeded their carrying values by 21% and 12%, respectively. No impairment charge was recorded as a result of the interim goodwill impairment test.

As of July 1, 2020, the Company performed its annual impairment testing using a fair-value based test for all reporting units with goodwill balances. As there were favorable developments in the factors that indicated a goodwill impairment test was necessary as of March 31, 2020, the fair values of each of our reporting units with goodwill balances was higher as of July 1, 2020 than on March 31, 2020, and the fair values of each of those reporting units exceeded their carrying values by at least 20%. No impairment charge was recorded as a result of the annual test. However, given the uncertainty associated with the COVID-19 pandemic, including its extent and duration, actual results could differ significantly from the assumptions made in these goodwill impairment tests.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

8. Intangible Assets
Intangible assets consist of the following:

			Balance as of September 30, 2020			Balance as of September 30, 2019
	Useful Life (in years)	Weighted average useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Contract intangibles	6	6.0	$3,100	$(1,162)	$1,938	$3,100	$(646)	$2,454
Brand and technology	5	5.0	2,700	(1,215)	1,485	2,700	(675)	2,025
Patent and trademarks	7 - 10	8.0	2,329	(994)	1,335	2,276	(712)	1,564
Total intangible assets, net			$8,129	$(3,371)	$4,758	$8,076	$(2,033)	$6,043
Future expected amortization of intangible assets at September 30, 2020, is as follows:

Year Ending September 30,	Amortization
(in thousands)
2021	$1,336
2022	1,328
2023	1,184
2024	645
2025	265
Thereafter	—
Total	$4,758
Amortization expense related to intangible assets for the years ended September 30, 2020, 2019 and 2018 was $1.3 million, $1.3 million and $0.4 million, respectively.
Impairment Analysis

The factors associated with the COVID-19 pandemic discussed in Note 7 also indicated that an interim long-lived asset impairment test was necessary during the three months ended March 31, 2020. For each asset group, the Company performed an undiscounted cash flow analysis that relies on significant assumptions and judgments surrounding the forecasts of future cash flows over each asset group's projection period. These forecasts of future cash flows represent the Company's best estimate using information that was available at the time. For each asset group, the undiscounted cash flows exceeded the asset group's carrying value as of March 31, 2020. No impairment charge was recorded as a result of the interim long-lived asset impairment test. However, given the uncertainty associated with the COVID-19 pandemic, including its extent and duration, actual results could differ significantly from the assumptions made in this test.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its long-lived assets. As there have been favorable developments in the factors that previously indicated that a long-lived asset impairment test was necessary as of March 31, 2020, the Company did not identify any indicators of impairment that required an additional long-lived asset impairment test during the year ended September 30, 2020.

The Company did not record intangible asset impairment charges during the years ended September 30, 2020, 2019 and 2018.
9. Commitments and Contingencies
Leases
The Company leases certain office space and equipment under non-cancelable operating lease agreements, which expire at various dates through 2026. Certain of the leases contain escalation clauses and provide for the pass-through of increases in operating expenses and real estate taxes. Rent related to leases that have escalation clauses is recognized on a straight-line basis. Resulting deferred rent charges are included in other long-term liabilities and were $0.4 million at September 30, 2019.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Future minimum payments under the leases as of September 30, 2019, are as follows:

Year Ending September 30,	Operating Lease Payments	Capital Lease Payments	Total
	(in thousands)
2020	$5,572	$52	$5,624
2021	3,551	53	$3,604
2022	2,279	53	$2,332
2023	1,500	54	$1,554
2024	545	160	$705
Total future minimum lease payments	$13,447	$372	$13,819

Rent expense for the years ended September 30, 2019 and 2018, was $5.9 million and $10.7 million, respectively.
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
10. 401(k) Benefit Plan
The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. During the year ended September 30, 2020, the Company changed its employer contributions from a safe harbor matching program to be fully discretionary where employer contributions may be provided to participants based upon the Company's financial performance and metrics at the end of its fiscal and calendar years. For the years ended September 30, 2020, 2019, and 2018, the Company recorded expenses of $0.9 million, $1.6 million and $1.4 million, respectively, related to its contributions to the Plan.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

11. Income Taxes
The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2020	2019	2018
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$—	$—	$108
State	382	453	714
Foreign	313	611	795
	695	1,064	1,617
Deferred tax provision (benefit):
U.S. Federal	74	103	(6,796)
State	(27)	(31)	(4,182)
Foreign	59	64	33
	106	136	(10,945)
Total (benefit) provision	$801	$1,200	$(9,328)

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2020	2019
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$12,709	$13,009
Net operating losses—U.S.	35,126	34,856
Accrued vacation and bonus	571	674
Inventory capitalization	54	226
Allowance for doubtful accounts	65	87
Stock compensation expense	1,804	1,989
Operating lease assets	2,236	—
Restructuring costs	—	42
Depreciation	1,266	485
Other	893	953
Total deferred tax assets before valuation allowance	54,724	52,321
Less: valuation allowance	(41,788)	(41,909)
Net deferred tax assets	12,936	10,412
Deferred tax liabilities:
Amortization of intangibles	291	408
Amortization of goodwill	6,666	6,374
Depreciation	—	—
Capitalized costs	4,470	3,730
Operating lease liabilities	2,059	—
Pension liability	138	482
Total deferred tax liabilities	$13,624	$10,994
Net deferred taxes	$(688)	$(582)

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2020	2019	2018
U.S. statutory rate	21.0%	21.0%	24.5%
Stock-based stock compensation expense	(14.9)%	(2.0)%	(0.7)%
Non deductible compensation expense	(6.0)%	(0.6)%	—%
Other permanent items	(1.1)%	(4.2)%	(0.5)%
State taxes	(13.2)%	(0.4)%	0.1%
Net foreign rate differential	(0.8)%	(0.6)%	(1.3)%
Unrecognized tax benefits	5.1%	(1.5)%	(0.5)%
Change in valuation allowance	9.9%	(22.5)%	(31.6)%
Benefit from new Tax Act	—%	—%	51.3%
Write-down of deferred tax assets on share-based stock compensation	(12.3)%	(7.9)%	—%
Write-down of deferred tax assets on net operating loss	(15.9)%	10.6%	—%
Other	1.3%	1.5%	3.3%
Provision for income taxes	(26.9)%	(6.6)%	44.6%

At September 30, 2020 and 2019, the Company had federal and state deferred tax assets of $27.7 million and $27.9 million, respectively, related to available federal and state net operating loss (NOL) carryforwards, foreign tax credit carryforwards, and other U.S. deductible temporary differences. The federal and state NOL carryforwards expire beginning in 2032 and 2021, respectively. The foreign tax credit carryforwards expire beginning in 2023. At September 30, 2020 and 2019, the Company had deferred tax assets related to available foreign NOL carryforwards of $12.7 million and $13.0 million respectively. All but $0.2 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2021.
On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, accelerates the recovery of alternative minimum tax (AMT) credits into fiscal year 2020. During fiscal year 2020, the Company recovered its full AMT refund of $1.7 million. Prior to the CARES Act, the Company’s AMT credits were recoverable in fiscal years 2021 through 2023. The CARES Act also permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, NOLs incurred in fiscal years 2019, 2020, and 2021 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect the NOL provisions of the CARES Act to result in a material cash benefit.
The Tax Act and Jobs Act of 2017 ("The Tax Act") subjects a U.S. shareholder to a minimum tax on "global intangible low-taxed income" ("GILTI") earned by certain foreign subsidiaries. The FASB Staff Q&A Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as an expense in the period the tax is incurred.
The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended September 30, 2020. Such objective evidence limits the ability to consider other evidence such as our projections for future growth. On the basis of this evaluation, the Company recorded a net change to its valuation allowance of $(0.1) million to bring the total valuation allowance to $41.8 million at September 30, 2020.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was $4.5 million as of September 30, 2020. As of September 30, 2020, and 2019, $19.5 million and $21.0 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended September 30,
	2020	2019	2018
Beginning balance at October 1	$273	$—	$—
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	—	273	107
Reductions for tax positions of prior years	(150)	—	(107)
Settlements	—	—	—
Balance at September 30	$123	$273	$—

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During 2020, the Company recorded a benefit of $0.2 million due to the reduction of unrecognized tax benefits related to foreign operations.
The Company recognizes interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. The Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2017 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2017 may be adjusted upon examination by tax authorities if they are utilized. The Company's Hong Kong subsidiary is currently under examination for fiscal years 2015 through 2017.
12. Equity Transactions
Stock Compensation Incentive Plans
The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio. As of September 30, 2020, the Company has reserved at total of 19,100,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of September 30, 2020, 3,087,929 shares of common stock remained available for use.
Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Year Ended September 30,
	2020	2019	2018
Equity-classified awards:
Stock options	$2,054	$1,530	$858
RSUs & RSAs	3,635	4,496	5,454
Liability-classified awards:
SARs	$(29)	$482	$285
Total stock compensation expense:	$5,660	$6,508	$6,597

The Company’s total liabilities for liability-classified stock compensation awards was $102 thousand and $758 thousand as of September 30, 2020 and 2019, the current portion of which was $61 thousand and $707 thousand, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Share-Based Award Activity

Stock Options

The table below presents stock option activity (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2019	2,672,278	$9.50	6.12	$2,502
Granted	818,519	$6.82		$—
Exercised	(28,399)	$3.91		$92
Forfeited	(282,266)	$12.16		$58
Expired	(104,218)	$11.12		$—
Outstanding as of September 30, 2020	3,075,914	$8.54	6.16	$2,841
Vested and expected to vest as of September 30, 2020	2,951,816	$8.60	6.14	$2,742
Exercisable as of September 30, 2020	1,313,243	$11.15	4.61	$1,199

Of the 1,762,671 stock options not yet exercisable as of September 30, 2020, 707,834 can become exercisable by satisfying service conditions only, and 1,054,837 can become exercisable by satisfying service and performance or market conditions.

Stock options containing only service conditions generally vest over periods of one to four years and expire five to ten years from the date of grant. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2020, there was $1.6 million of unrecognized compensation cost related to stock options containing only service conditions, which is expected to be recognized over a weighted-average period of 2.7 years.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the years ended September 30, 2020, 2019 and 2018 were as follows:

Year ended September 30
	2020	2019	2018
Dividend yield	—	—	—
Expected volatility	46.5% - 51.0%	47.8% - 53.7%	50.8% - 58.6%
Risk-free interest rate	0.5% - 1.5%	1.9% - 2.8%	0.5% - 2.7%
Expected term	4.6- 7.4 years	4.2 - 7.1 years	3.8 years

The weighted-average grant date fair value of options granted during the year-ended September 30, 2020, 2019 and 2018 was $2.66, $2.70 and $2.04, respectively. The total intrinsic value of options exercised during 2020, 2019 and 2018 was $92 thousand, $307 thousand and $30 thousand, respectively.

Stock options containing performance conditions are discussed separately in the section below.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

RSUs & RSAs

The table below presents RSU & RSA activity (aggregate fair value in thousands):

	RSU & RSA	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of September 30, 2019	1,923,980	$7.19	2.10	$14,237
Granted	524,093	$6.21		$3,257
Vested	(488,913)	$7.19		$3,145
Forfeited	(413,875)	$7.00		$2,410
Outstanding as of September 30, 2020	1,545,285	$6.84	1.85	$11,528
Expected to vest as of September 30, 2020	1,160,925	$6.72	2.11	$8,661
Of the outstanding RSUs & RSAs as of September 30, 2020, 629,303 can vest by satisfying service conditions only, and 915,982 can vest by satisfying service and performance or market conditions.

RSUs containing only service conditions vest ratably each year over periods of one to four years. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2020, there was $2.6 million of unrecognized compensation cost related to RSUs containing only service conditions, which is expected to be recognized over a weighted-average period of 2.5 years.

RSUs and RSAs containing performance conditions and market conditions are discussed separately in the section below.

SARs

The table below presents SAR award activity (aggregate intrinsic value in thousands):

	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2019	433,582	$6.49	0.93	$748
Exercised	(226,142)	$4.58		$595
Forfeited	(46,630)	$9.02		$—
Outstanding as of September 30, 2020	160,810	$8.45	1.00	$96
Vested and expected to vest as of September 30, 2020	141,973	$8.21	1.13	$96
Exercisable as of September 30, 2020	47,662	$9.53	0.42	$12

Of the 113,148 SARs not yet exercisable as of September 30, 2020, 37,974 can become exercisable by satisfying service conditions only, and 75,174 can become exercisable by satisfying service and performance or market conditions.

As of September 30, 2020, there was less than $0.1 million of unrecognized compensation cost related to SARs containing only service conditions, which is expected to be recognized over a weighted-average period of 2.3 years. The Company made cash payments of $0.6 million, $0.5 million and $0.2 million to settle SARs exercised during the years ended September 30, 2020, 2019 and 2018, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value of outstanding SARs containing only service conditions is estimated using the Black-Scholes option-pricing model. The range of assumptions used to determine the fair value of outstanding SARs as of September 30, 2020, 2019 and 2018 were as follows:

Year ended September 30
	2020	2019	2018
Dividend yield	—	—	—
Expected volatility	55.0% - 68.8%	38.2% - 48.8%	34.9% - 53.6%
Risk-free interest rate	0.1% - 0.1%	1.3% - 1.7%	2.6% - 2.8%
Expected term	0.0-2.3 years	0.1-3.3 years	0.1-2.0 years

As of September 30, 2020 and 2019, the weighted-average fair value of SARs outstanding was $0.63 and $1.67 per award.
SARs containing performance conditions and market conditions are discussed separately in the section below.

Stock Awards Containing Performance and Market Conditions

Stock awards containing performance conditions vest upon the achievement of specified financial targets of the Company or its business units. Vesting is generally measured on the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing twelve months performance of the Company or its business units. When it is probable that the performance targets will be achieved, stock compensation expense is recognized ratably over the derived service period. If the Company determines that achievement of the performance targets is no longer probable, the Company no longer records expense and reverses all previously recognized expense. As of September 30, 2020, there was $0.1 million of unrecognized compensation costs related to stock options and RSUs & RSAs, containing performance conditions that are considered probable of being met, which is expected to be recognized over a weighted-average period of 1.1 years.

Stock awards containing market conditions vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the award, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. For equity-classified awards, the Company does not reverse expense recognized if the stock price target(s) are not ultimately achieved, but expense is reversed when such situations occur for liability classified awards. As of September 30, 2020, there was $1.0 million of unrecognized compensation costs related to stock options, RSUs and SARs, containing market conditions, which is expected to be recognized over a weighted-average period of 0.8 years.

The fair value of stock options, RSUs and SARs containing market conditions is estimated using Monte Carlo simulations. The range of assumptions used to determine the fair value of these awards during the years ended September 30, 2020, 2019 and 2018 were as follows:

	Year ended September 30
	2020	2019	2018
Dividend yield	—	—	—
Expected volatility	45.2% - 54.9%	45.5% - 55.0%	50.0% - 54.5%
Risk-free interest rate	0.1% - 1.7%	1.5% - 2.9%	2.0% - 2.5%
Expected holding period (% of remaining term)	30.7% - 100.0%	25.9% - 100.0%	20.3%

Share Repurchase Program
The Company is authorized to repurchase issued and outstanding shares of its common stock under a share repurchase program approved by the Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using the Company's

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

available cash. The Company's Board of Directors reviews the share repurchase program periodically, the last such review having occurred in September 2020. During the year ended September 30, 2020, the Company repurchased 547,508 shares of its common stock for $4.0 million. As of September 30, 2020, the Company may repurchase an additional $6.1 million of shares under this program.
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
During the year ended September 30, 2018, and as a result of the acquisition of Machinio, the Company recorded contingent consideration which was measured at fair value (Level 3). At September 30, 2019, the Company estimated the fair value of the contingent consideration using a Monte Carlo simulation. The simulation estimated Machinio's adjusted EBITDA over the calendar year 2019 earn-out period using a market-based volatility factor and market interest rates resulting in an average EBITDA. A present value factor was applied based on the expected settlement date of the contingent consideration. At September 30, 2020, the calendar year 2019 earn-out period was complete and the liability has been paid in full.
The changes in the earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value for the year ended September 30, 2020, are as follows (dollars in thousands):

Contingent Consideration

Balance at September 30, 2019	$4,800
Change in fair value of earn-out liability	200
Settlement	$(5,000)
Balance at September 30, 2020	$—

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

The Company had short-term investments of $30.0 million at September 30, 2019 in certificates of deposit with maturities of six months or less, and interest rates between 1.97% and 2.5%. The Company has $30.0 million of money market funds considered cash equivalents at September 30, 2020. These assets were measured at fair value at September 30, 2020 and 2019 and were classified as Level 1 assets within the fair value hierarchy.

The Company’s financial assets not measured at fair value are cash, accounts receivable, and a promissory note. The Company believes the carrying values of these instruments approximate fair value.

As of September 30, 2020 and 2019, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.
14. Defined Benefit Pension Plan
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
The net periodic benefit cost is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the years ended September 30, 2020, 2019 and 2018, included the following components:

	Year Ended September 30,
	2020	2019	2018
	(in thousands)
Interest cost	$431	$618	$651
Expected return on plan assets	(797)	(965)	(986)
Amortization of prior service cost	19	—	—
Total net periodic benefit	$(347)	$(347)	$(335)

The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2020 and 2019:

	Year Ended September 30,
	2020	2019
	(in thousands)
Change in benefit obligation
Beginning balance	$23,240	$22,226
Interest cost	431	618
Benefits paid	(597)	(879)
Actuarial loss/(gain)	1,803	2,508
Foreign currency exchange rate changes	1,170	(1,233)
Ending balance	$26,047	$23,240

	Year Ended September 30,
	2020	2019
	(in thousands)
Change in plan assets
Beginning balance at fair value	$25,779	$25,132
Actual return on plan assets	297	3,003
Benefits paid	(597)	(879)
Foreign currency exchange rate changes	1,292	(1,477)
Ending balance at fair value	$26,771	$25,779
Overfunded status of the Scheme	$724	$2,539

The pension asset of $0.7 million is recorded in Other long-term assets in the Consolidated Balance Sheet. Because the Scheme is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, which was $26.0 million and $23.2 million at September 30, 2020 and 2019, respectively.
The amounts recognized in other comprehensive (income) loss related to the Company's qualified defined benefit pension plan, net of taxes, and the related foreign currency translation adjustments, for the years ended September 30, 2020 and 2019, is shown in the following table:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
	2020	2019
	(in thousands)
Accumulated other comprehensive income at beginning of year	$303	$892
Net actuarial loss	(2,293)	(540)
Foreign currency translation adjustments	19	(49)
Accumulated other comprehensive income (loss) at end of year	$(1,971)	$303
The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.
Actuarial Assumptions
The actuarial assumptions used to determine the benefit obligations at September 30, 2020 and 2019, and to determine the net periodic (benefit) cost for the year were as follows:

	September 30, 2020	September 30, 2019
Discount rate to determine net periodic (benefit) cost	1.80%	2.90%
Expected return on plan assets	3.00%	4.00%
Discount rate to determine benefit obligations	1.60%	1.80%
Rate of increases to deferred CPI linked benefits	2.50%	2.10%
Rate of increases to deferred RPI linked benefits	3.00%	3.20%
Mortality—105% for males and females of S2PxA mortality tables, projected in line with the 2019 Continuous Mortality Investigation projection model and a 1.3% per annum long-term rate of improvement.
Estimated Future Benefit Payments
The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2021	$740
2022	869
2023	758
2024	1,168
2025	1,013
2026 through 2030	5,020
Total	$9,568
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The assets are allocated among equity securities, corporate bonds, and diversified funds. The assets are not rebalanced, but the allocation is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2020 and 2019:

	2020	2019
Equity securities	20.6%	19.7%
Corporate bonds	53.0%	56.4%
Diversified fund	26.0%	23.5%
Cash	0.4%	0.4%
Total	100.0%	100.0%
The expected long-term rate of return for the plan's total assets is based on the expected returns of each of the above categories, weighted based on the current target allocation for each class. The Trustees evaluate whether adjustments are needed based on historical returns to more accurately reflect expectations of future returns.
The Company is required to present certain fair value disclosures related to its postretirement benefit plan assets, even though those assets are not included in the Company's Consolidated Balance Sheets. The following table presents the fair value of the assets of the Company's qualified defined benefit pension plan by asset category and their level within the fair value hierarchy.

Balance as of September 30, 2020	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$5,526	$—	$5,526
Corporate bonds	—	14,194	—	14,194
Diversified fund	—	6,957	—	6,957
Cash	94	—	—	94
Total	$94	$26,677	$—	$26,771

Balance as of September 30, 2019	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$5,077	$—	$5,077
Corporate bonds	—	14,546	—	14,546
Diversified fund	—	6,062	—	6,062
Cash	94	—	—	94
Total	$94	$25,685	$—	$25,779

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
For the year ended September 30, 2020, business realignment expenses were incurred related to the elimination of certain positions in response to the COVID-19 pandemic.
For the year ended September 30, 2019, business realignment expenses were incurred related to: management changes associated with a strategic reorganization of the Company's go-to-market strategy for self-directed and fully-managed market place services, the conclusion of the Scrap contract, and other cost saving actions.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
The table below sets forth the significant components and activity in the liability for business realignment initiatives during the year ended September 30, 2020, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2018	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2019	Adoption of ASC 842	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2020
Employee severance and benefit costs:
GovDeals	$—	$—	$—	$—	$—	$29	$(25)	$4
RSCG	—	—	—	—	—	84	(64)	20
CAG	89	443	(118)	414	—	120	(481)	53
Corporate & Other	21	1,537	(1,320)	238	—	172	(410)	—
Total employee severance and benefit costs	110	1,980	(1,438)	652	—	405	(980)	77
Occupancy and other costs:
CAG	459	51	(341)	169	(169)	—	—	—
Corporate & Other	807	134	(941)	—	—	—	—	—
Total occupancy and other costs	1,266	185	(1,282)	169	(169)	—	—	—
Total business realignment	$1,376	$2,165	$(2,720)	$821	$(169)	$405	$(980)	$77

16. Legal Proceedings
From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. There are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company's management's judgment have a material adverse effect on the Company.

17. Segment Information

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

•The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable commercial businesses to sell surplus and idle assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International and GoIndustry DoveBid marketplaces and, beginning in fiscal 2020, self-directed service solutions for commercial businesses on the AllSurplus marketplace. Prior to the conclusion of the Scrap and Surplus Contracts (see Note 3), CAG sold surplus and scrap assets from the DoD on its Government Liquidation marketplace.

•The Machinio reportable segment operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

We also report results of Corporate & Other, including elimination adjustments. For the years ended September 30, 2019 and 2018 Corporate & Other included a previously existing operating segment that did not meet the quantitative thresholds to be a reportable segment, IronDirect. The Company exited the IronDirect business in January 2019.

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Year Ended September 30,
(in thousands)	2020	2019	2018
GovDeals:
Revenue	$—	$—	$—
Fee revenue	32,806	32,936	30,214
Total revenue	32,806	32,936	30,214
Gross profit	30,721	30,386	27,990

RSCG:
Revenue	118,398	110,736	88,295
Fee revenue	18,093	16,585	13,659
Total revenue	136,491	127,321	101,954
Gross profit	49,727	44,967	33,009

CAG:
Revenue	9,182	36,684	57,717
Fee revenue	20,299	23,558	30,308
Total revenue	29,481	60,242	88,025
Gross profit	22,714	32,679	48,873

Machinio:
Revenue	—	—	—
Fee revenue	7,213	5,598	653
Total revenue	7,213	5,598	653
Gross profit	6,813	5,196	501

Corporate & Other, including elimination adjustments:
Revenue	—	469	3,665
Fee revenue	(51)	(41)	3
Total revenue	(51)	428	3,668
Gross profit	(51)	52	(661)

Consolidated:
Revenue	127,580	147,889	149,677
Fee revenue	78,360	78,636	74,837
Total revenue	205,940	226,525	224,514
Gross profit	109,924	113,280	109,712

The following table presents a reconciliation between gross profit used in the reportable segments and the Company's consolidated results:

	Year Ended September 30,
(in thousands)	2020	2019	2018
Reconciliation:
Gross profit	109,924	113,280	109,712
Operating expenses	113,248	127,739	130,048
Other operating expenses	573	5,049	1,392
Interest and other income, net	(924)	(1,448)	(785)
Loss before provision for income taxes	(2,973)	(18,060)	(20,943)

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Total segment assets reconciled to consolidated amounts are as follows:

	September 30,
(in thousands)	2020		2019
Segment Assets:
GovDeals	$102,083		$75,218
RSCG	51,230		27,075
CAG	107,529		128,918
Machinio	26,568		26,613
Corporate & Other, including elimination adjustments	(90,776)		(70,541)
Total Segment Assets:	$196,634	196634000	$187,283

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
(in thousands)	2020	2019	2018
United States	$180,887	$191,816	$193,240
Rest of the world	25,053	34,709	31,274
Consolidated	$205,940	$226,525	$224,514

Total property and equipment by geographic areas are as follows:

	September 30,
(in thousands)	2020	2019
United States	$17,358	$18,455
Rest of the world	485	391
Consolidated	$17,843	$18,846

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

	Three months ended
	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020
	(in thousands, except share and per share data)
Revenue	$54,053	$56,800	$56,882	$58,790	$49,504	$52,824	$47,722	$55,890
Gross profit (excludes depreciation and amortization)	$26,473	$29,218	$28,551	$29,038	$25,328	$26,205	$25,228	$33,163
Income (loss) before provision for income taxes	$(4,756)	$(4,034)	$(4,107)	$(5,163)	$(4,738)	$(4,195)	$422	$5,538
Net income (loss)	$(5,022)	$(4,362)	$(4,649)	$(5,227)	$(5,196)	$(4,238)	$213	$5,447
Basic income (loss) per common share	$(0.15)	$(0.13)	$(0.14)	$(0.16)	$(0.15)	$(0.13)	$0.01	$0.16
Diluted income (loss) per common share	$(0.15)	$(0.13)	$(0.14)	$(0.16)	$(0.15)	$(0.13)	$0.01	$0.16
Basic weighted average shares outstanding	32,808,144	32,987,608	33,164,750	33,291,275	33,545,235	33,624,889	33,695,936	33,584,040
Diluted weighted average shares outstanding	32,808,144	32,987,608	33,164,750	33,291,275	33,545,235	33,624,889	33,815,332	33,986,862

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2018	$54,379	(15,042)	—	$39,337
Year ended September 30, 2019	39,337	2,572	—	41,909
Year ended September 30, 2020	$41,909	(121)	—	$41,788
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2018	$668	199	(530)	$337
Year ended September 30, 2019	337	178	(224)	291
Year ended September 30, 2020	$291	200	(102)	$389
Provision for inventory allowance (deducted from inventory)
Year ended September 30, 2018	$4,572	2,494	(6,563)	$503
Year ended September 30, 2019	503	331	(503)	331
Year ended September 30, 2020	$331	328	(359)	$300

EXHIBIT INDEX

Exhibit No.	Description
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

10.2#
Executive Employment Agreement dated July 20, 2015 by and between the Company and Jorge Celaya, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2015.

10.3#
Executive Employment Agreement, dated November 5, 2019, by and between the Company and John Daunt, incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

10.4#
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

10.6#	Executive Employment Agreement, dated October 1, 2020, by and between the Company and Novelette Murray.
10.7#
Executive Employment Agreement, dated November 5, 2019, by and between the Company and Nicholas Rozdilsky, incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

10.8#
Executive Employment Agreement, dated January 27, 2005, by and between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.8.1#
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.8.2#
Severance Agreement and General Release, dated May 6, 2019, by and between James M. Rallo and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019.

10.9#
Executive Employment Agreement, dated January 10, 2018, by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 1, 2018.

10.9.1#
Letter Agreement, dated March 2, 2018, by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018.

10.9.2#
Retirement Agreement and General Release dated May 13, 2019 by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, field with the SEC on May 17, 2019.

10.10#
Executive Employment Agreement, dated March 15, 2012, by and between the Company and Michael Lutz, incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

10.10.1#
Second Amendment to Executive Employment Agreement, dated January 18, 2016, by and between the Company and Michael Lutz, incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

10.11#
Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.11 to Amendment No. 3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.12#
Notice of Award, Statement and Release Document (Sales Contract Number 14-0091-0002), dated July 25, 2014, between the Company and DLA Disposition Services, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on July 30, 2014.

10.13#
Supplemental Agreement No. 1 to Surplus Usable Property Sales Contract (Sales Contract Number 14-0091-0002), dated December 6, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 8, 2016.

10.14#
Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 28, 2020.

10.15#	Machinio Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 10, 2018.
10.16#	Form of Notice of Time-Based Stock Option Grant, filed with the SEC on December 10, 2019.
10.17#	Form of Notice of Time-Based Restricted Stock Units Grant, filed with the SEC on December 10, 2019.
10.18#	Form of Notice of Performance Based Stock Option Grant, filed with the SEC on December 10, 2019.
10.19#	Form of Notice of Performance-Based Restricted Stock Units Grant, filed with the SEC on December 10, 2019.
10.20#	Liquidity Services Inc. Annual Incentive Plan, adopted on December 2, 2020.
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2020 and 2019, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2020, (iii) Consolidated Statements of Comprehensive Loss for each of the three years in the period ended September 30, 2020, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2020, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2020, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
#     Indicates management contract or compensatory plan.

Item 16.    Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2020.

LIQUIDITY SERVICES, INC.
By:	/s/ WILLIAM P. ANGRICK, III William P. Angrick, III Chairman of the Board of Directors and Chief Executive Officer
________________________________________________________________________________________________________________________
We, the undersigned directors and officers of Liquidity Services, Inc., hereby severally constitute William P. Angrick, III, Jorge A. Celaya, and Mark A. Shaffer, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, in our names in the capacities indicated below, any and all amendments to this Annual Report on Form 10-K filed with the Securities and Exchange Commission.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 8, 2020.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ KATHARIN S. DYER Katharin S. Dyer	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director
/s/ PATRICK W. GROSS Patrick W. Gross	Director
/s/ BEATRIZ V. INFANTE Beatriz V. Infante	Director
/s/ EDWARD J. KOLODZIESKI Edward J. Kolodzieski	Director
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director