Form 10-Q
period 2020-12-31
LIQUIDITY SERVICES INC
filed 2021-02-04
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 2, 2021 was 34,923,452.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	December 31, 2020	September 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,844	$76,036
Accounts receivable, net of allowance for doubtful accounts of $396 and $389	4,801	5,322
Inventory, net	9,931	5,607
Prepaid taxes and tax refund receivable	1,442	1,652
Prepaid expenses and other current assets	6,853	5,962
Total current assets	100,871	94,579
Property and equipment, net of accumulated depreciation of $15,300 and $14,555	17,697	17,843
Operating lease assets	13,273	10,561
Intangible assets, net	4,427	4,758
Goodwill	60,126	59,839
Deferred tax assets	792	806
Other assets	8,068	8,248
Total assets	$205,254	$196,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$25,258	$21,957
Accrued expenses and other current liabilities	17,411	19,124
Current portion of operating lease liabilities	3,956	3,818
Deferred revenue	3,429	3,255
Payables to sellers	27,239	26,170
Total current liabilities	77,293	74,324
Operating lease liabilities	10,006	7,499
Other long-term liabilities	2,892	2,996
Total liabilities	90,191	84,819
Commitments and contingencies (Note 11)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 34,212,815 shares issued and outstanding at December 31, 2020; 34,082,406 shares issued and outstanding at September 30, 2020	34	34
Additional paid-in capital	250,002	247,892
Treasury stock, at cost; 866,388 shares at December 31, 2020 and 547,508 shares at September 30, 2020	(8,255)	(3,983)
Accumulated other comprehensive loss	(8,886)	(9,782)
Accumulated deficit	(117,832)	(122,346)
Total stockholders’ equity	115,063	111,815
Total liabilities and stockholders’ equity	$205,254	$196,634

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2020	2019
	(Unaudited)
Revenue	$31,071	$30,349
Fee revenue	24,680	19,155
Total revenue	55,751	49,504
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	22,573	24,176
Technology and operations	10,573	11,241
Sales and marketing	9,108	9,605
General and administrative	6,996	7,707
Depreciation and amortization	1,871	1,572
Other operating expenses	4	193
Total costs and expenses	51,125	54,494
Income (loss) from operations	4,626	(4,990)
Interest and other income, net	(185)	(252)
Income (loss) before provision for income taxes	4,811	(4,738)
Provision for income taxes	297	458
Net income (loss)	$4,514	$(5,196)
Basic income (loss) per common share	$0.14	$(0.15)
Diluted income (loss) per common share	$0.13	$(0.15)
Basic weighted average shares outstanding	33,176,895	33,545,235
Diluted weighted average shares outstanding	34,911,119	33,545,235

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Three Months Ended December 31,
	2020	2019
	(Unaudited)
Net income (loss)	$4,514	$(5,196)
Other comprehensive income:
Foreign currency translation	896	833
Other comprehensive income	896	833
Comprehensive income (loss)	$5,410	$(4,363)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2020	34,082,406	$34	$247,892	(547,508)	(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	4,514	4,514
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	151,845	—	197	—	—	—	—	197
Taxes paid associated with net settlement of stock compensation awards	(7,703)	—	(57)	—	—	—	—	(57)
Forfeitures of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(309,496)	(4,103)	—	—	(4,103)
Common stock surrendered in the exercise of stock options	—	—	169	(9,384)	(169)	—	—	—
Stock compensation expense	—	—	1,801	—	—	—	—	1,801
Foreign currency translation	—	—	—	—	—	896	—	896
Balance at December 31, 2020	34,212,815	$34	$250,002	(866,388)	$(8,255)	$(8,886)	$(117,832)	$115,063

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended December 31,
	2020	2019
	(Unaudited)
Operating activities
Net income (loss)	$4,514	$(5,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,871	1,572
Stock compensation expense	2,229	1,039
Provision for doubtful accounts	15	21
Deferred tax provision	32	100
(Gain) on disposal of property and equipment	(1)	(12)
Change in fair value of earnout liability	—	200
Changes in operating assets and liabilities:
Accounts receivable	506	734
Inventory	(4,324)	35
Prepaid and deferred taxes	208	(77)
Prepaid expenses and other assets	(1,235)	(725)
Operating lease assets and liabilities	(89)	(97)
Accounts payable	3,301	(5,337)
Accrued expenses and other current liabilities	(1,994)	(9,409)
Distributions payable	—	(1,675)
Deferred revenue	174	(359)
Payables to sellers	1,069	658
Other liabilities	(238)	(75)
Net cash provided by (used in) operating activities	6,038	(18,603)
Investing activities
Increase in intangibles	(5)	(20)
Purchases of property and equipment, including capitalized software	(1,363)	(1,330)
Proceeds from sales of property and equipment	14	12
Proceeds from promissory note	508	2,553
Purchases of short-term investments	—	(25,000)
Maturities of short-term investments	—	30,000
Net cash (used in) provided by investing activities	(846)	6,215
Financing activities
Payments of the principal portion of finance lease liabilities	(9)	(8)
Taxes paid associated with net settlement of stock compensation awards	(58)	(498)
Proceeds from exercise of stock options	197	2
Common stock repurchased	(4,103)	—
Net cash used in financing activities	(3,973)	(504)
Effect of exchange rate differences on cash and cash equivalents	589	578
Net increase (decrease) in cash and cash equivalents	1,808	(12,314)
Cash and cash equivalents at beginning of period	76,036	36,497
Cash and cash equivalents at end of period	$77,844	$24,183
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$208	$9
Non-cash: Common stock surrendered in the exercise of stock options	$(169)	$—
See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.    Organization

Liquidity Services, Inc. (the Company) operates a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 600 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus and idle assets presented with digital images and other relevant product information. Additionally, the Company enables corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, heavy equipment, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.allsurplus.com, www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. The Company also operates a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. See Note 12 for Segment Information.

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

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2020 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. For the three months ended December 31, 2020, these estimates required the Company to make assumptions about the extent and duration of the COVID-19 pandemic and its impacts on the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.4 million as of December 31, 2020 and $0.4 million as of September 30, 2020, and is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $3.4 million as of December 31, 2020 and $3.3 million as of September 30, 2020, and is included in the line item Deferred revenue on the Consolidated Balance Sheets. Of the September 30, 2020 contract liability balance, $1.4 million was earned as Fee revenue during the three months ended December 31, 2020.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

For the Company's Machinio business segment, performance obligations are satisfied over time as the Company provides the services over the term of the subscription. At December 31, 2020, the Machinio business segment had a remaining performance obligation of $3.4 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $0.9 million as of December 31, 2020 and $0.7 million as of September 30, 2020 and is included in the line item Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheet. Amortization expense was immaterial during the three months ended December 31, 2020 and 2019.

Other Assets - Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal, plus $0.4 million in accrued interest. JTC had the opportunity to prepay the full amount remaining before May 15, 2020 at a $0.5 million discount. Of the $12.3 million owed to the Company, $7.3 million has been repaid as of December 31, 2020. Of the $5.0 million in principal outstanding at December 31, 2020, $3.4 million was recorded in Other assets, and $1.6 million in Prepaid expenses and other current assets based on the scheduled repayment dates.

Risk Associated with Certain Concentrations

For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed. However, for the remaining buyers, goods are not shipped before payment is made, and as a result the Company is not subject to significant collection risk from those buyers.

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in Cash and cash equivalents in the consolidated financial statements. The Company releases the funds to the seller, less the Company's commission and other fees due, to the seller through Accounts payable after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business.

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

Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. The property purchased under this contract represented 60.0% and 48.3% of consolidated Cost of goods sold for the three months ended December 31, 2020 and 2019, respectively. These contracts are included within the RSCG segment.

Earnings per Share

For the three months ended December 31, 2020, diluted weighted average common shares outstanding contains 1,734,225 shares representing the dilutive impact of stock options, RSUs and RSAs. 1,711,221 stock options, RSUs and RSAs were excluded from the computation of diluted weighted average common shares outstanding as they were anti-dilutive. For the three months ended December 31, 2019, basic and diluted weighted average common shares were the same because the Company operated at a net loss, causing any inclusion of potentially dilutive securities in the computation of diluted net income (loss) per share to be anti-dilutive. See Note 7 for the amounts of outstanding stock options, restricted stock awards and restricted stock units that could potentially dilute net income (loss) per share in the future.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Recent Accounting Pronouncements

Accounting Standards Adopted

On October 1, 2020, the Company adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The Company has not identified any significant impacts as a result of adoption of this ASU however, material impacts could be experienced if and when the Company implements cloud computing arrangements in the future.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023 and will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts receivable, money market funds and promissory note. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

3.    Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 5.5 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended December 31,
(in thousands)	2020	2019
Finance lease – lease asset amortization	$16	$21
Finance lease – interest on lease liabilities	5	7
Operating lease cost	1,389	1,336
Short-term lease cost	74	21
Variable lease cost (1)	363	331
Sublease income	(76)	(119)
Total net lease cost	$1,771	$1,597
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	December 31, 2020
(in thousands)	Operating Leases	Finance Leases
2021	$3,605	$42
2022	4,173	55
2023	3,302	56
2024	2,301	56
2025	1,786	55
Thereafter	744	50
Total lease payments (1)	$15,911	$314
Less: imputed interest (2)	(1,949)	(57)
Total lease liabilities	$13,962	$257

(1) The weighted average remaining lease term is 3.9 years for operating leases and 5.6 years for finance leases.
(2) The weighted average discount rate is 6.6% for operating leases and 7.5% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Three Months Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in operating lease liabilities	$1,240	$1,266
Cash paid for amounts included in finance lease liabilities	9	8
Non-cash: lease liabilities arising from new operating lease assets obtained (1)	468	12,188
Non-cash: lease liabilities arising from new finance lease assets obtained	—	10
Non-cash: adjustments to lease assets and liabilities	3,187	1,598
(1) The December 31, 2019 amount includes $12.2 million of lease liabilities recognized upon the adoption of ASC 842 on October 1, 2019.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

4.    Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2019	$21,178	$23,731	$14,558	$59,467
Translation adjustments	372	—	—	372
Balance at September 30, 2020	$21,550	$23,731	$14,558	$59,839
Translation adjustments	287	—	—	287
Balance at December 31, 2020	$21,837	$23,731	$14,558	$60,126

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim impairment test during the three months ended December 31, 2020.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its goodwill. As there have been favorable developments in the factors that previously indicated an interim goodwill impairment test was necessary during the prior fiscal year, the Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended December 31, 2020.

5.    Intangible Assets

Intangible assets consist of the following:

		December 31, 2020			September 30, 2020
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6	$3,100	$(1,292)	$1,808	$3,100	$(1,162)	$1,938
Technology	5	2,700	(1,350)	1,350	2,700	(1,215)	1,485
Patent and trademarks	7 - 10	2,333	(1,064)	1,269	2,329	(994)	1,335
Total intangible assets		$8,133	$(3,706)	$4,427	$8,129	$(3,371)	$4,758

Future expected amortization of intangible assets at December 31, 2020, is as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2021	$1,002
2022	1,328
2023	1,184
2024	646
2025	267
Total	$4,427

Intangible asset amortization expense was $0.3 million and $0.3 million for the three months ended December 31, 2020 and 2019, respectively.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its long-lived assets. As there have been favorable developments in the factors that previously indicated an interim long-lived assets impairment test was necessary during the prior fiscal year, the Company did not identify any indicators of impairment that required an interim long-lived assets impairment test during the three months ended December 31, 2020.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

6.    Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first three months of fiscal year 2021 and its corresponding effective tax rate is 6.2% compared to (9.7%) for the first three months of fiscal year 2020. The change in the effective tax rate for the three months ended December 31, 2020 as compared to the same period in the prior year was primarily due to state and foreign taxes. Tax expense in the three months ended December 31, 2020 is due to state and foreign taxes paid. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the utilization of net operating losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC Topic 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company identified no new uncertain tax positions during the three months ended December 31, 2020. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of December 31, 2020, none of the Company's federal or state income tax returns are under examination, however, we remain subject to examination for certain of our foreign income tax returns. The Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2017 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2017 may be adjusted upon examination by tax authorities if they are utilized. The Company's Hong Kong subsidiary is currently under examination for fiscal years 2015 through 2017.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio. As of December 31, 2020, the Company has reserved at total of 19,100,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of December 31, 2020, 2,037,876 shares of common stock remained available for use.

Stock Compensation Expense

Stock-based compensation expense was $2.2 million for the three months ended December 31, 2020, which included $1.8 million of expense related to equity-classified stock options and RSUs & RSAs (restricted stock units and awards) and a $0.4 million benefit related to liability-classified SARs (cash-settled stock appreciation rights).

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Three Months Ended
December 31, 2020
Stock Options granted:
Options containing only service conditions:	509,600
Weighted average exercise price	$9.72
Weighted average grant date fair value	$3.98

Options containing performance or market conditions:	509,600
Weighted average exercise price	$9.72
Weighted average grant date fair value	$3.97

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	91,950
Weighted average grant date fair value	$9.48

RSUs & RSAs containing performance or market conditions:	121,950
Weighted average grant date fair value	$7.30

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

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the three months ended December 31, 2020 include a dividend yield of 0.0%, expected volatility rates of 51.0% to 51.7%, risk-free interest rates of 0.36% to 0.42%, and expected terms of 4.6 to 5.0 years.

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the three months ended December 31, 2020 include a dividend yield of 0.0%, expected volatility rates of 51.6% to 54.6%, risk-free interest rates of 0.3% to 0.9%, and expected holding period (% of remaining term for stock options only) of 31.7% to 100%.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

SARs

During the three months ended December 31, 2020, the Company did not issue any SARs, 28,379 SARs were exercised requiring the Company to make cash payments of $0.2 million, and 72,681 SARs were canceled. As of December 31, 2020, 59,750 SARs were outstanding.

Share Repurchase Program

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

The Company repurchased 309,496 shares for $4.1 million under this program during the three months ended December 31, 2020. As of December 31, 2020, the Company may repurchase an additional $2.0 million of shares under this program.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended December 31, 2020, participants surrendered 9,384 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

The Company had $30.0 million of money market funds considered cash equivalents at December 31, 2020 and September 30, 2020. These assets were measured at fair value at December 31, 2020 and September 30, 2020 and were classified as Level 1 assets within the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash, accounts receivable, a promissory note, and accounts payable. The Company believes the carrying values of these assets and liabilities approximate fair value.

As of December 31, 2020 and September 30, 2020, the Company did not have any assets or liabilities measured at fair value on a non-recurring basis.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The net periodic (benefit) is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the three months ended December 31, 2020 and 2019 included the following components:

	Three Months Ended December 31,
(in thousands)	2020	2019
Interest cost	107	109
Expected return on plan assets	(194)	(200)
Amortization of prior service cost	5	5
Total net periodic (benefit)	$(82)	$(86)

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

The table below sets forth the significant components and activity in the liability for business realignment initiatives during the year ended September 30, 2020 and for the three months ended December 31, 2020, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2019	Adoption of ASC 842	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2020	Business Realignment Expenses	Cash Payments	Liability Balance at December 31, 2020
Employee severance and benefit costs:
GovDeals	$—	$—	$29	$(25)	$4	$—	$(4)	$—
RCSG	—	—	84	(64)	20	—	(20)	—
CAG	414	—	120	(481)	53	5	(58)	—
Corporate & Other	238	—	172	(410)	—	—	—	—
Total employee severance and benefit costs	$652	$—	$405	$(980)	$77	$5	$(82)	$—
Occupancy and other costs:
CAG	169	(169)	—	—	—	—	—	—
Corporate & Other	—	—	—	—	—	—	—	—
Total occupancy and other costs	$169	$(169)	$—	$—	$—	$—	$—	$—
Total business realignment	$821	$(169)	$405	$(980)	$77	$5	$(82)	$—

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

On December 22, 2020, the Company’s former Vice President, Human Resources filed a claim with the Equal Employment Opportunity Commission for wrongful termination on the basis of gender, race, and age. Separately, he has alleged wage and hour violations under Maryland law for failure to pay his fiscal year 2020 performance bonus. The Company believes the allegations are without merit and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of these claims.

Unless otherwise noted, there are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company's management's judgment have a material adverse effect on the Company.

12.     Segment Information

The Company provides operating results in four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Asset Group (CAG), and Machinio. Descriptions of our reportable segments are as follows:

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

•The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable commercial businesses to sell surplus and idle assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's Network International and GoIndustry DoveBid marketplaces and self-directed service solutions for commercial businesses on the AllSurplus marketplace.

•The Machinio reportable segment operates a global online platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

We also report results of Corporate & Other, including elimination adjustments.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (CODM), which is the Company's Chief Executive Officer, with oversight by the Board of Directors. The Company reports segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM uses segment gross profit to evaluate the performance of each segment. Segment gross profit is calculated as total revenue less cost of goods sold (excludes depreciation and amortization).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended December 31,
(in thousands)	2020	2019
GovDeals:
Revenue	$—	$—
Fee revenue	10,818	8,015
Total revenue	10,818	8,015
Gross profit	$10,203	$7,446

RSCG:
Revenue	$28,161	$27,826
Fee revenue	6,745	3,871
Total revenue	34,906	31,697
Gross profit	$14,627	$10,305

CAG:
Revenue	$2,910	$2,523
Fee revenue	5,003	5,419
Total revenue	7,913	7,942
Gross profit	$6,358	$5,814

Machinio:
Revenue	$—	$—
Fee revenue	2,114	1,850
Total revenue	2,114	1,850
Gross Profit	$1,991	$1,763

Corporate & Other, including elimination adjustments:
Revenue	$—	$—
Fee revenue	—	—
Total revenue	—	—
Gross profit	$—	$—

Consolidated:
Revenue	$31,071	$30,349
Fee revenue	24,680	19,155
Total revenue	55,751	49,504
Gross profit	$33,178	$25,328

The following table presents a reconciliation of gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended December 31,
(in thousands)	2020	2019
Reconciliation:
Gross profit	$33,178	$25,328
Operating expenses	28,548	30,125
Other operating expenses	4	193
Interest and other income, net	(185)	(252)
Income (loss) before provision for income taxes	$4,811	$(4,738)

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended December 31, 2020 and 2019 was 9.6% and 13.9%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020 and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

The Company operates a network of e-commerce marketplaces that enable buyers and sellers to transact in an efficient, automated environment offering over 600 product categories. The Company’s marketplaces provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Additionally, the Company enables its corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. Currently, the Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, and www.go-dove.com. We also operate a global search engine for used machinery and equipment at www.machinio.com. The Company has over 14,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Starting in May 2020, we have seen subsequent increases in Gross Merchandise Volume (GMV) and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income for the third and fourth quarters of fiscal 2020, and continued into the first quarter of fiscal 2021. However, the likelihood, magnitude and timing of business developments across our segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. In the first quarter of fiscal 2021, the Company determined that its liquidity position and working capital was more than sufficient to meet its projected needs and commenced share repurchases, acquiring 309,496 shares for $4.1 million during the three months ended December 31, 2020.

In the longer term, we continue to be highly focused on creating efficiencies and benefits for our sellers and our buyers by focusing on the platform services and support that will deliver optimal liquidity in the reverse supply chain and further enable our growth through an asset light, low-touch marketplace solution. As e-commerce penetration continues to grow substantially for both consumers and business-to-business (B2B), we believe that our online platform and cloud-based solutions should become even more relevant and necessary for the evolving global economy.

Our Marketplace Transactions

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended December 31, 2020, the approximate number of registered buyers increased from 3,630,000 to 3,839,000, or 5.8%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three months ended December 31, 2020 and 2019, our purchase transaction model accounted for 16.2% and 20.5% of our GMV, and 55.7% and 61.3% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts with Amazon.com, Inc. represented 60.0% and 48.3% of consolidated Costs of goods sold for three months ended December 31, 2020 and 2019, respectively.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three months ended December 31, 2020 and 2019, our consignment model accounted for 83.8% and 79.5% of our GMV, and 36.7% and 32.0% of our total revenues, respectively.

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's sales listing subscription and MachineryHost services, as well as other services including returns management, refurbishment of assets, and asset valuation services.

Industry trends. While we are experiencing challenges presented by the COVID-19 pandemic, we believe there are several industry trends positively impacting the long-term growth of our business including: (1) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (2) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (3) the increase in outsourcing the disposition of surplus and end-of-life assets by corporations and government entities as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain; (4) the increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical; (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets; and (6) the increase in demand from sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events.

Our Vendor Agreements

Our commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under these contracts represented 60.0% and 48.3% of consolidated cost of goods sold for the three months ended December 31, 2020 and 2019, respectively. These contracts are included within our RSCG segment. Our agreements with our other sellers are generally terminable at will by either party.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2020 and 2019, we had approximately 3,839,000 and 3,630,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2020 and 2019, approximately 517,000 and 453,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2020 and 2019, we completed approximately 152,000 and 136,000 transactions, respectively.

Non-GAAP Financial Measures

EBITDA and Adjusted EBITDA. EBITDA is a supplemental non-GAAP financial measure and is equal to net income (loss) plus interest and other income, net excluding the non-service components of net periodic pension (benefit); provision for income taxes; and depreciation and amortization. Interest and other income, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Adjusted EBITDA differs from EBITDA because we further adjust EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

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
•As a result of varying federal and state income tax rates, we believe that presenting a financial measure that adjusts for provision for income taxes is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.
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

EBITDA and Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, EBITDA and Adjusted EBITDA: (a) do not represent net income (loss) or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income (loss), income (loss) from operations, cash provided by (used in) operating activities or our other financial information as determined under GAAP.
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

The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2020	2019
(in thousands)	(Unaudited)
Net income (loss)	$4,514	$(5,196)
Interest and other income, net[1]	(103)	(166)
Provision for income taxes	297	458
Depreciation and amortization	1,871	1,572
EBITDA	6,579	(3,332)
Stock compensation expense	2,229	1,039
Acquisition costs and impairment of long-lived assets[2]	—	5
Business realignment expenses[2,3]	5	—
Fair value adjustments to acquisition earn-outs[2]	—	200
Deferred revenue purchase accounting adjustment	—	3
Adjusted EBITDA	$8,813	$(2,085)
1 Represents Interest and other income, net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit).
2 Acquisition costs, impairment of long-lived assets, fair value adjustments to acquisition earn-outs, and business realignment expenses are components of Other operating expenses on the Statements of Operations.
3 Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 10 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. There were no related impacts for the three months ended December 31, 2020 and 2019.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2020, and in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements.

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

Interest and other income, net.  Interest and other income, net consists of interest income on money market funds and the promissory note issued to JTC, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate before discrete items was 6.2% for the three months ended December 31, 2020. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the utilization of net operating losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended December 31,
(dollars in thousands)	2020	2019	$ Change	% Change
Revenue	$31,071	$30,349	$722	2.4%
Fee revenue	24,680	19,155	5,525	28.8
Total revenue	55,751	49,504	6,247	12.6
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	22,573	24,176	(1,603)	(6.6)
Technology and operations	10,573	11,241	(668)	(5.9)
Sales and marketing	9,108	9,605	(497)	(5.2)
General and administrative	6,996	7,707	(711)	(9.2)
Depreciation and amortization	1,871	1,572	299	19.0
Other operating expenses	4	193	(189)	(97.9)
Total costs and expenses	51,125	54,494	(3,369)	(6.2)
Income (loss) from operations	4,626	(4,990)	9,616	NM
Interest and other income, net	(185)	(252)	67	26.6
Income (loss) before provision for income taxes	4,811	(4,738)	9,549	NM
Provision for income taxes	297	458	(161)	(35.2)
Net income (loss)	$4,514	$(5,196)	$9,710	NM

NM = not meaningful

The following table presents segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and gross profit margin for the periods indicated:

	Three Months Ended December 31,
(dollars in thousands)	2020	2019
GovDeals:
GMV	$107,604	$79,191
Total revenue	10,818	8,015
Gross profit	10,203	7,446
Gross profit margin	94.3%	92.9%

RSCG:
GMV	51,717	39,870
Total revenue	34,906	31,697
Gross profit	14,627	10,305
Gross profit margin	41.9%	32.5%

CAG:
GMV	31,080	29,533
Total revenue	7,913	7,942
Gross profit	6,358	5,814
Gross profit margin	80.3%	73.2%

Machinio:
GMV	—	—
Total revenue	2,114	1,850
Gross profit	1,991	1,763
Gross profit margin	94.2%	95.3%

Consolidated:
GMV	190,401	148,594
Total revenue	55,751	49,504
Gross profit	33,179	25,328
Gross profit margin	59.5%	51.2%

Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Segment Results

GovDeals. Revenue from our GovDeals segment increased 35.0%, or $2.8 million, due to a 35.9%, or $28.4 million, increase in GMV from adding new sellers and an increase in recovery rates on assets sold. As a result of the increase in revenues, gross profit increased 37.0%, or $2.8 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG segment increased 10.1%, or $3.2 million, due to an 29.7%, or $11.8 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with mid-sized and large retailers. Revenues did not increase at the same rate as GMV due an increase in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 41.9%, or $4.3 million. Gross profit margin increased 9.4% due to an increase in the mix of transactions conducted under the consignment model and improved recovery rates on assets sold.

CAG. Revenue from the CAG segment decreased by 0.4% while GMV increased by 5.2%, or $1.5 million. The increase in GMV was primarily driven by higher levels of consignment activity in North America within our heavy equipment and industrial verticals, as well as increases in principal transactions across the EMEA and Asia-Pacific regions. Gross profit within the CAG segment increased 9.4%, or $0.5 million, due to an increase in recovery rates on principal transactions.

Machinio. Revenue from our Machinio segment increased 14.3%, or $0.3 million, due to an increase in subscription activity. As a result of the increase in revenues, gross profit increased 12.9%, or $0.2 million.
Consolidated Results

Revenue - Total consolidated revenue increased $6.2 million, or 12.6%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold.  Cost of goods sold decreased $1.6 million, or 6.6%, primarily due to lower cost of sales associated with the principal transactions, which benefited from higher recovery rates during the quarter, and an increase in the mix of consignment transactions.

Technology and operations expenses.  Technology and operations expenses decreased $0.7 million, or 5.9%. The decrease included $1.0 million in reductions in the CAG and GovDeals segments driven by actions taken to reduce operating expenses in response to the COVID-19 pandemic. The impact of these actions on our operating expense levels will lessen as business conditions continue to recover. These decreases were offset by a $0.3 million increase in operations expenses from the continued growth in the RSCG and Machinio segments.

Sales and marketing expenses.  Sales and marketing expenses decreased $0.5 million, or 5.2%, due to actions taken to reduce operating expenses in response to the COVID-19 pandemic. The impact of these actions on our operating expense levels will lessen as business conditions continue to recover. These decreases were partially offset by an increase in marketing expenses to promote our consolidated marketplace and expand market share in key verticals.

General and administrative expenses.  General and administrative expenses decreased $0.7 million, or 9.2%, and was impacted by actions taken to reduce operating expenses in response to the COVID-19 pandemic. The impact of the actions taken to reduce operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 19.0%, due to an increase in amortization of capitalized software related to the continued development and enhancement of our e-commerce platform.

Other operating expenses. Other operating expenses were not significant for the three months ended December 31, 2020. Other operating expenses of $0.2 million for the three months ended December 31, 2019 represents the increase in the fair value of the Machinio earn-out liability, which was paid in full during the three months ended March 31, 2020.

Interest and other income, net.  Interest and other income, net was consistent between the three months ended December 31, 2020 and 2019.

Provision for income taxes.  Provision for income taxes decreased $0.2 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of December 31, 2020, we had $77.8 million in cash and cash equivalents.

The COVID-19 pandemic has caused the Company's GMV and revenues to fluctuate, and the Company implemented cost control measures to protect against those fluctuations. From a cash flow perspective, the Company employed working capital management practices, primarily in the form of temporary extensions to vendor payment terms, and also experienced accumulation in its payables to sellers balance due to COVID-19 restrictions causing some buyer delays in their ability to pick up purchased assets.

We expect to continue to invest in enhancements to our e-commerce technology platform, marketplace capabilities and tools for data-driven product recommendations, omni-channel behavioral marketing, predictive analytics, and the implementation of integrated services for our retail supply chain segment.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $5.1 million as of December 31, 2020. As of December 31, 2020 and September 30, 2020, $19.2 million and $19.5 million, respectively, of cash and cash equivalents was held outside of the U.S.

We are authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash. The Company repurchased 309,496 shares for $4.1 million under this program during the three months ended December 31, 2020. As of December 31, 2020, the Company may repurchase an additional $2.0 million of shares under this program.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Three Months Ended December 31, 2020 Compared to the Three Months Ended December 31, 2019

Net cash provided by (used in) operating activities was $6.0 million and $(18.6) million for the three months ended December 31, 2020 and 2019, respectively. The $24.6 million increase in cash provided by operations between periods was attributable changes in payables to sellers, driven by timings of payments, increases in transactions that have been paid for but not yet picked up due to delays caused the COVID-19 pandemic; changes to accounts payable, accrued expenses and other liabilities driven by the management of working capital; $10.9 million of higher net income as adjusted for non-cash items; and partially offset by a $4.4 million increase in inventory driven by our RSCG and CAG segments. Our working capital accounts are subject to natural variations depending on the timing of cash receipts and payments, and our variations in our transaction volumes are related to settlements between our buyers and sellers. However, the Company expects to use working capital in the near-term as transaction volumes fluctuate and as the temporary responses to the COVID-19 pandemic implemented in the third quarter of fiscal 2020 continue to unwind.

Net cash (used in) provided by investing activities was $(0.8) million for the three months ended December 31, 2020, and $6.2 million for the three months ended December 31, 2019. The $(7.0) million increase in cash used in investing activities was driven by the $(5.0) million net impact of non-recurring events during the three months ended December 31, 2019 including a $(25.0) million purchase of short-term investments offset by $30.0 million in maturities from short-term investments. A further increase in the cash used in investing activities was a result of proceeds from the JTC promissory note being $2.6 million during the three months ended December 31, 2019 compared to $0.5 million during the three months ended December 31, 2020. The Company continues to monitor for changes that could impact the recoverability of the promissory note, which will depend on JTC's subsequent operating performance and ability to make the payments required by the new repayment schedule.

Net cash used in financing activities was $4.0 million for the three months ended December 31, 2020. The $3.5 million increase in cash used by financing activities was primarily driven by $4.1 million in common stock repurchases.

Capital expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the three months ended December 31, 2020 were $1.4 million. As of December 31, 2020, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. As of December 31, 2020, we do not have any debt, and we are not holding any short-term investments, but we do hold $30.0 million of cash and cash equivalents in money market funds. Changes in yields on the money market funds are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

Item 4. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

During the three months ended December 31, 2020, the Company transitioned its GovDeals segment onto the Company's corporate enterprise resource planning system. This accounting system and related processes transition resulted in changes to the Company's internal control over financial reporting. There have not been any other changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Information regarding the Company's legal proceedings may be found in Note 11 of the accompanying Notes to the Unaudited Consolidated Financial Statements.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None during the period covered by this report.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended December 31, 2020 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
October 1, 2020 to October 31, 2020	96,955	$7.72	96,955	$5,394
November 1, 2020 to November 30, 2020	—	$—	—	$5,394
December 1, 2020 to December 31, 2020	221,925	$15.88	212,541	$2,040
Total	318,880		309,496

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

As of December 31, 2020, the Company may repurchase an additional $2.0 million of shares under this program.

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended December 31, 2020, participants surrendered 9,384 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2020, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

February 4, 2021	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

February 4, 2021	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer