Form 10-Q
period 2021-03-31
LIQUIDITY SERVICES INC
filed 2021-05-06
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 3, 2021 was 35,126,267.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	March 31, 2021	September 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$87,613	$76,036
Accounts receivable, net of allowance for doubtful accounts of $569 and $389	5,731	5,322
Inventory, net	13,124	5,607
Prepaid taxes and tax refund receivable	1,594	1,652
Prepaid expenses and other current assets	6,843	5,962
Total current assets	114,905	94,579
Property and equipment, net of accumulated depreciation of $16,554 and $14,555	17,341	17,843
Operating lease assets	12,596	10,561
Intangible assets, net	4,110	4,758
Goodwill	59,986	59,839
Deferred tax assets	777	806
Other assets	7,868	8,248
Total assets	$217,583	$196,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$36,904	$21,957
Accrued expenses and other current liabilities	21,727	19,124
Current portion of operating lease liabilities	4,058	3,818
Deferred revenue	4,172	3,255
Payables to sellers	31,552	26,170
Total current liabilities	98,413	74,324
Operating lease liabilities	9,421	7,499
Other long-term liabilities	2,811	2,996
Total liabilities	110,645	84,819
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 35,115,307 shares issued and outstanding at March 31, 2021; 34,082,406 shares issued and outstanding at September 30, 2020	35	34
Additional paid-in capital	249,866	247,892
Treasury stock, at cost; 1,587,199 shares at March 31, 2021 and 547,508 shares at September 30, 2020	(21,628)	(3,983)
Accumulated other comprehensive loss	(8,763)	(9,782)
Accumulated deficit	(112,572)	(122,346)
Total stockholders’ equity	106,938	111,815
Total liabilities and stockholders’ equity	$217,583	$196,634

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)
Revenue	$35,968	$35,203	$67,040	$65,552
Fee revenue	25,818	17,621	50,498	36,776
Total revenue	61,786	52,824	117,538	102,328
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	26,385	26,619	48,958	50,795
Technology and operations	12,085	11,586	22,644	22,827
Sales and marketing	8,910	10,109	18,018	19,714
General and administrative	6,892	7,397	13,902	15,104
Depreciation and amortization	1,670	1,577	3,541	3,149
Other operating expenses (income)	206	(12)	210	181
Total costs and expenses	56,148	57,276	107,273	111,770
Income (loss) from operations	5,638	(4,452)	10,265	(9,442)
Interest and other income, net	(29)	(257)	(214)	(509)
Income (loss) before provision for income taxes	5,667	(4,195)	10,479	(8,933)
Provision for income taxes	407	43	704	501
Net income (loss)	$5,260	$(4,238)	$9,775	$(9,434)
Basic income (loss) per common share	$0.16	$(0.13)	$0.29	$(0.28)
Diluted income (loss) per common share	$0.15	$(0.13)	$0.28	$(0.28)
Basic weighted average shares outstanding	33,491,395	33,624,889	33,332,417	33,584,844
Diluted weighted average shares outstanding	35,559,747	33,624,889	34,914,549	33,584,844

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$5,260	$(4,238)	$9,775	$(9,434)
Other comprehensive income (loss):
Foreign currency translation	123	(1,303)	1,019	(470)
Other comprehensive income (loss)	123	(1,303)	1,019	(470)
Comprehensive income (loss)	$5,383	$(5,541)	$10,794	$(9,904)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2020	34,082,406	$34	$247,892	(547,508)	$(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	4,514	4,514
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	151,845	—	197	—	—	—	—	197
Taxes paid associated with net settlement of stock compensation awards	(7,703)	—	(57)	—	—	—	—	(57)
Forfeitures of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(309,496)	(4,103)	—	—	(4,103)
Common stock surrendered in the exercise of stock options	—	—	169	(9,384)	(169)	—	—	—
Stock compensation expense	—	—	1,801	—	—	—	—	1,801
Foreign currency translation	—	—	—	—	—	896	—	896
Balance at December 31, 2020	34,212,815	$34	$250,002	(866,388)	$(8,255)	$(8,886)	$(117,832)	$115,063
Net income	—	—	—	—	—	—	5,260	5,260
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	1,079,955	1	154	—	—	—	—	155
Taxes paid associated with net settlement of stock compensation awards	(177,463)	—	(3,145)	—	—	—	—	(3,145)
Common stock repurchased	—	—	—	(647,583)	(12,040)	—	—	(12,040)
Common stock surrendered in the exercise of stock options	—	—	1,333	(73,228)	(1,333)	—	—	—
Stock compensation expense	—	—	1,522	—	—	—	—	1,522
Foreign currency translation	—	—	—	—	—	123	—	123
Balance at March 31, 2021	35,115,307	$35	$249,866	(1,587,199)	$(21,628)	$(8,763)	$(112,572)	$106,938

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended March 31,
	2021	2020
	(Unaudited)
Operating activities
Net income (loss)	$9,775	$(9,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,541	3,149
Stock compensation expense	3,990	2,270
Provision for doubtful accounts	175	66
Deferred tax provision	64	362
Loss (gain) on disposal of property and equipment	44	(25)
Change in fair value of earnout liability	—	200
Impairment of long-lived assets	203	—
Changes in operating assets and liabilities:
Accounts receivable	(594)	666
Inventory	(7,517)	(2,648)
Prepaid and deferred taxes	57	(869)
Prepaid expenses and other assets	(1,358)	2,337
Operating lease assets and liabilities	(52)	(174)
Accounts payable	14,947	4,116
Accrued expenses and other current liabilities	2,003	(10,060)
Distributions payable	—	(1,675)
Deferred revenue	916	(88)
Payables to sellers	5,383	1,113
Other liabilities	(262)	(1,443)
Net cash provided by (used in) operating activities	31,315	(12,137)
Investing activities
Increase in intangibles	(21)	(48)
Purchases of property and equipment, including capitalized software	(2,418)	(2,834)
Proceeds from sales of property and equipment	35	36
Proceeds from promissory note	824	2,554
Purchases of short-term investments	—	(25,000)
Maturities of short-term investments	—	45,000
Net cash (used in) provided by investing activities	(1,580)	19,708
Financing activities
Payments of the principal portion of finance lease liabilities	(17)	(17)
Taxes paid associated with net settlement of stock compensation awards	(3,202)	(558)
Proceeds from exercise of stock options	351	34
Payment of earnout liability related to business acquisition	—	(1,200)
Common stock repurchased	(16,143)	—
Net cash used in financing activities	(19,011)	(1,741)
Effect of exchange rate differences on cash and cash equivalents	853	(511)
Net increase in cash and cash equivalents	11,577	5,319
Cash and cash equivalents at beginning of period	76,036	36,497
Cash and cash equivalents at end of period	$87,613	$41,816
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$508	$177
Non-cash: Common stock surrendered in the exercise of stock options	$1,502	$—
See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements

1.    Organization

Liquidity Services, Inc. (the Company) operates a network of e-commerce marketplaces that power the circular economy which benefits businesses, society, and the environment through the safe and effective resale and redeployment of surplus assets; reducing waste, carbon emissions and transportation costs; and by creating markets for items that would otherwise be landfilled. The Company's marketplaces enable buyers and sellers to transact in an efficient, automated environment offering over 600 product categories and provide professional buyers access to a global, organized supply of new, surplus and idle assets presented with digital images and other relevant product information. The Company's marketplaces enable corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, heavy equipment, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.allsurplus.com, www.liquidation.com, www.govdeals.com, www.secondipity.com, and www.go-dove.com. The Company also operates a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. See Note 13 for Segment Information.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends, including the extent and duration of travel restrictions and the COVID-19 pandemic's impact on current and future macroeconomic conditions; the Company's susceptibility to rapid technological change; actual and potential competition by entities with greater financial and other resources; and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. For the three and six months ended March 31, 2021, these estimates required the Company to make assumptions about the extent and duration of travel restrictions and the impact of the COVID-19 pandemic on macroeconomic conditions and, in turn, the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.5 million as of March 31, 2021 and $0.4 million as of September 30, 2020 and is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.2 million as of March 31, 2021 and $3.3 million as of September 30, 2020, and is included in the line item Deferred revenue on the Consolidated Balance Sheets. Of the September 30, 2020 contract liability balance, $2.4 million was earned as Fee revenue during the six months ended March 31, 2021.

For the Company's Machinio business segment, performance obligations are satisfied over time as the Company provides the services over the term of the subscription. At March 31, 2021, the Machinio business segment had a remaining performance obligation of $4.2 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $1.3 million as of March 31, 2021 and $0.7 million as of September 30, 2020 and is included in the line item Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheet. Amortization expense was $0.2 million and $0.3 million during the three and six months ended March 31, 2021 and was $0.1 million and $0.2 million during the three and six months ended March 31, 2020.

Other Assets - Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal, plus $0.4 million in accrued interest. Of the $12.3 million owed to the Company, $7.7 million has been repaid as of March 31, 2021. Of the $4.6 million in principal outstanding at March 31, 2021, $2.9 million was recorded in Other assets, and $1.7 million in Prepaid expenses and other current assets based on the scheduled repayment dates.

Risk Associated with Certain Concentrations

For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed. However, for the remaining buyers, goods are not shipped before payment is made, and as a result the Company is not subject to significant collection risk from those buyers.

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. The Company releases the funds to the seller, less the Company's commission and other fees due, to the seller through Accounts payable after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of Cash in banks and cash equivalent money market funds in accounts which may at times exceed federally insured limits (FDIC and/or SIPC), and Accounts receivable. The Company deposits its Cash and acquires cash equivalent money market funds with financial institutions that the Company considers to be of high credit quality.

Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. The property purchased under this contract represented 61.2% and 55.3% of consolidated Cost of goods sold for the three months ended March 31, 2021 and 2020, respectively, and 60.6% and 51.9% of consolidated Cost of goods sold for the six months ended March 31, 2021 and 2020, respectively. These contracts are included within the RSCG segment.

Recent Accounting Pronouncements

Accounting Standards Adopted

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

On October 1, 2020, the Company adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. The Company has not identified any significant impacts as a result of adoption of this ASU, however, material impacts could be experienced if and when the Company implements cloud computing arrangements in the future.

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

3.     Earnings per Share

Basic net income per share is computed by dividing net income for the period by the weighted average number of shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The calculation of diluted net income per share excludes all anti-dilutive common shares.

The computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$5,260	$(4,238)	$9,775	$(9,434)
Denominator:
Basic weighted average shares outstanding	33,491,395	33,624,889	33,332,417	33,584,844
Dilutive impact of stock options, RSUs and RSAs	2,068,352	—	1,582,132	—
Diluted weighted average shares outstanding	35,559,747	33,624,889	34,914,549	33,584,844
Basic income (loss) per common share	$0.16	$(0.13)	$0.29	$(0.28)
Diluted income (loss) per common share	$0.15	$(0.13)	$0.28	$(0.28)
Stock options, RSUs and RSAs excluded from income (loss) per diluted share because their effect would have been anti-dilutive	367,539	5,051,829	969,089	5,051,829

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

The components of lease expense are:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Finance lease – lease asset amortization	$16	$16	$32	$37
Finance lease – interest on lease liabilities	5	5	10	12
Operating lease cost	1,249	1,344	2,655	2,680
Operating lease impairment expense	172	—	172	—
Short-term lease cost	47	23	121	44
Variable lease cost (1)	455	420	818	751
Sublease income	(30)	(20)	(106)	(139)
Total net lease cost	$1,914	$1,788	$3,702	$3,385
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	March 31, 2021
(in thousands)	Operating Leases	Finance Leases
2021	$2,511	$28
2022	4,318	55
2023	3,406	56
2024	2,366	56
2025	1,846	55
Thereafter	822	50
Total lease payments (1)	$15,269	$300
Less: imputed interest (2)	(1,790)	(52)
Total lease liabilities	$13,479	$248

(1) The weighted average remaining lease term is 3.8 years for operating leases and 5.3 years for finance leases.
(2) The weighted average discount rate is 6.6% for operating leases and 7.5% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Six Months Ended March 31,
(in thousands)	2021	2020
Cash paid for amounts included in operating lease liabilities	$2,251	$2,506
Cash paid for amounts included in finance lease liabilities	17	17
Non-cash: lease liabilities arising from new operating lease assets obtained (1)	885	12,188
Non-cash: lease liabilities arising from new finance lease assets obtained	—	10
Non-cash: adjustments to lease assets and liabilities	3,286	1,675

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

(1) Six months ended March 31, 2020 amount includes $12.2 million of lease liabilities recognized upon the adoption of ASC 842 on October 1, 2019.

5.    Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2019	$21,178	$23,731	$14,558	$59,467
Translation adjustments	372	—	—	372
Balance at September 30, 2020	$21,550	$23,731	$14,558	$59,839
Translation adjustments	147	—	—	147
Balance at March 31, 2021	$21,697	$23,731	$14,558	$59,986

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim impairment test during the three and six months ended March 31, 2021.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its goodwill. As there have been favorable developments in the factors that previously indicated an interim goodwill impairment test was necessary during the prior fiscal year, the Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and six months ended March 31, 2021.

6.    Intangible Assets

Intangible assets consist of the following:

		March 31, 2021			September 30, 2020
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6	$3,100	$(1,421)	$1,679	$3,100	$(1,162)	$1,938
Technology	5	2,700	(1,485)	1,215	2,700	(1,215)	1,485
Patent and trademarks	7 - 10	2,350	(1,134)	1,216	2,329	(994)	1,335
Total intangible assets		$8,150	$(4,040)	$4,110	$8,129	$(3,371)	$4,758

Future expected amortization of intangible assets at March 31, 2021, is as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2021	$668
2022	1,330
2023	1,186
2024	647
2025	279
Total	$4,110

Intangible asset amortization expense was $0.3 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively and $0.7 million and $0.7 million for the six months ended March 31, 2021 and 2020, respectively.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its long-lived assets. The Company has not identified indicators of impairment requiring an interim impairment test on material long-lived assets during the three and six months ended March 31, 2021.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

7.    Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first six months of fiscal year 2021 and its corresponding effective tax rate is 6.7% compared to (5.6%) for the first six months of fiscal year 2020. The change in the effective tax rate for the six months ended March 31, 2021 as compared to the same period in the prior year was primarily due to state and foreign taxes. Tax expense in the six months ended March 31, 2021 is due to state and foreign taxes paid. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the utilization of net operating losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC Topic 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company identified no new uncertain tax positions during the six months ended March 31, 2021. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of March 31, 2021, none of the Company's federal or state income tax returns are under examination, however, we remain subject to examination for certain of our foreign income tax returns. The Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2017 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2017 may be adjusted upon examination by tax authorities if they are utilized. The Company's Hong Kong subsidiary is currently under examination for fiscal years 2015 through 2017.

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

8.    Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows:

	Common Stock
(dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2019	33,687,115	$34	$242,686	$(7,973)	$(118,572)	$116,175
Net loss	—	—	—	—	(5,196)	(5,196)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	283,164	—	2	—	—	2
Taxes paid associated with net settlement of stock compensation awards	(67,688)	—	(498)	—	—	(498)
Forfeitures of restricted stock awards	(15,000)	—	—	—	—	—
Stock compensation expense	—	—	1,121	—	—	1,121
Foreign currency translation	—	—	—	833	—	833
Balance at December 31, 2019	33,887,591	$34	$243,311	$(7,140)	$(123,768)	$112,437
Net loss	—	—	—	—	(4,238)	(4,238)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	111,272	—	32	—	—	32
Taxes paid associated with net settlement of stock compensation awards	(10,065)	—	(60)	—	—	(60)
Stock compensation expense	—	—	1,244	—	—	1,244
Foreign currency translation	—	—	—	(1,303)	—	(1,303)
Balance at March 31, 2020	33,988,798	$34	$244,527	$(8,443)	$(128,006)	$108,112

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio. As of March 31, 2021, the Company has reserved at total of 19,100,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of March 31, 2021, 1,865,347 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
Equity-classified awards:
Stock options	$844	$561	$1,729	$977
RSUs & RSAs	678	683	1,594	1,389
Total equity-classified awards	$1,522	$1,244	$3,323	$2,366
Liability-classified awards:
SARs	239	(13)	667	(96)
Total stock compensation expense:	$1,761	$1,231	$3,990	$2,270

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Six Months Ended
March 31, 2021
Stock Options granted:
Options containing only service conditions:	558,673
Weighted average exercise price	$10.69
Weighted average grant date fair value	$4.49

Options containing performance or market conditions:	549,600
Weighted average exercise price	$10.51
Weighted average grant date fair value	$4.35

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	139,945
Weighted average grant date fair value	$13.48

RSUs & RSAs containing performance or market conditions:	139,600
Weighted average grant date fair value	$9.43

The stock options and RSUs & RSAs containing only service conditions will vest over a four-year service period. The stock options and RSUs & RSAs containing performance conditions will vest upon the achievement of specified financial targets of the Company or its business units. The stock options and RSUs & RSAs containing market conditions will vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the six months ended March 31, 2021 were as follows:

Six Months Ended
March 31, 2021
Dividend yield	—
Expected volatility	51.0% - 55.9%
Risk-free interest rate	0.4% - 0.8%
Expected term	4.6 - 7.6 years

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the six months ended March 31, 2021 were as follows:

Six Months Ended
March 31, 2021
Dividend yield	—
Expected volatility	51.6% - 54.6%
Risk-free interest rate	0.3% - 0.9%
Expected holding period (% of remaining term)	31.7% - 100.0%

SARs

During the six months ended March 31, 2021, the Company did not issue any SARs, 38,434 SARs were exercised requiring the Company to make cash payments of $0.3 million, and 73,681 SARs were canceled. As of March 31, 2021, 48,695 SARs were outstanding.

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

As of the fiscal year ended September 30, 2020, we had $6.1 million of remaining share repurchase authorization. On March 8, 2021, our Board of Directors authorized an additional $10 million of share repurchases of the Company's outstanding shares of common stock through March 31, 2023.

The Company repurchased 647,583 shares for $12.0 million and 957,079 shares for $16.1 million under this program during the three and six months ended March 31, 2021, respectively. As of March 31, 2021, the Company had no remaining authorization to repurchase shares under this program. On May 3, 2021, the Company's Board of Directors authorized the repurchase of up to $15 million of the Company's outstanding shares of common stock through June 30, 2023.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three and six months ended March 31, 2021, participants surrendered 73,228 and 82,612 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

9.    Fair Value Measurement

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

The Company had $40.0 million of money market funds considered cash equivalents at March 31, 2021 and September 30, 2020. These assets were measured at fair value at March 31, 2021 and September 30, 2020 and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

The Company’s financial assets and liabilities not measured at fair value are cash, accounts receivable, a promissory note, and accounts payable. The Company believes the carrying values of these assets and liabilities approximate fair value.

As of March 31, 2021 and September 30, 2020, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

10.     Defined Benefit Pension Plan

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

The net periodic (benefit) is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the three and six months ended March 31, 2021 and 2020 included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Interest cost	$94	$109	$201	$217
Expected return on plan assets	(198)	(204)	(392)	(404)
Amortization of prior service cost	6	5	11	10
Total net periodic (benefit)	$(98)	$(90)	$(180)	$(177)

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
For the year ended September 30, 2020, business realignment expenses were incurred related to the elimination of certain employee positions in response to the COVID-19 pandemic.

The table below sets forth the significant components and activity in the liability for business realignment initiatives, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2019	Adoption of ASC 842	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2020	Business Realignment Expenses	Cash Payments	Liability Balance at March 31, 2021
Employee severance and benefit costs:
GovDeals	$—	$—	$29	$(25)	$4	$—	$(4)	$—
RCSG	—	—	84	(64)	20	—	(20)	—
CAG	414	—	120	(481)	53	5	(58)	—
Corporate & Other	238	—	172	(410)	—	—	—	—
Total employee severance and benefit costs	$652	$—	$405	$(980)	$77	$5	$(82)	$—
Occupancy and other costs:
CAG	169	(169)	—	—	—	—	—	—
Corporate & Other	—	—	—	—	—	—	—	—
Total occupancy and other costs	$169	$(169)	$—	$—	$—	$—	$—	$—
Total business realignment	$821	$(169)	$405	$(980)	$77	$5	$(82)	$—

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

On December 22, 2020, the Company’s former Vice President, Human Resources filed a claim with the Equal Employment Opportunity Commission for wrongful termination on the basis of gender, race, and age. The Company believes this claim is without merit and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of this claim. The same former executive also has alleged wage and hour violations under Maryland law for failure to pay his fiscal year 2020 performance bonus. The parties have reached a settlement in principle of the wage and hour claims and the Company expects that the amount of such settlement will be immaterial.

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

•The CAG reportable segment provides full-service solutions to sellers and it consists of marketplaces that enable commercial businesses to sell surplus and idle assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial sellers are located in the United States, Europe, Australia and Asia. This segment includes the Company's GoIndustry DoveBid marketplace and self-directed and full-service solutions for commercial businesses on the AllSurplus marketplace.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
GovDeals:
Revenue	$—	$—	$—	$—
Fee revenue	10,972	7,822	21,790	15,837
Total revenue	10,972	7,822	21,790	15,837
Gross profit	$10,376	$7,278	$20,579	$14,724

RSCG:
Revenue	$31,912	$32,577	$60,074	$60,403
Fee revenue	7,170	3,680	13,915	7,551
Total revenue	39,082	36,257	73,989	67,954
Gross profit	$15,933	$12,394	$30,560	$22,699

CAG:
Revenue	$4,056	$2,626	$6,966	$5,149
Fee revenue	5,436	4,413	10,439	9,832
Total revenue	9,492	7,039	17,405	14,981
Gross profit	$6,988	$4,922	$13,346	$10,736

Machinio:
Revenue	$—	$—	$—	$—
Fee revenue	2,240	1,706	4,354	3,556
Total revenue	2,240	1,706	4,354	3,556
Gross Profit	$2,104	$1,611	$4,095	$3,374

Corporate & Other, including elimination adjustments:
Revenue	$—	$—	$—	$—
Fee revenue	—	—	—	—
Total revenue	—	—	—	—
Gross profit	$—	$—	$—	$—

Consolidated:
Revenue	$35,968	$35,203	$67,040	$65,552
Fee revenue	25,818	17,621	50,498	36,776
Total revenue	61,786	52,824	117,538	102,328
Gross profit	$35,401	$26,205	$68,580	$51,533

The following table presents a reconciliation of gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020
Reconciliation:
Gross profit	$35,401	$26,205	$68,580	$51,533
Operating expenses	29,557	30,669	58,105	60,794
Other operating expenses (income)	206	(12)	210	181
Interest and other income, net	(29)	(257)	(214)	(509)
Income (loss) before provision for income taxes	$5,667	$(4,195)	$10,479	$(8,933)

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended March 31, 2021 and 2020 was 18.4% and 10.9%, respectively, and the percent of our revenues that came from transactions conducted outside the United States for the six months ended March 31, 2021 and 2020 was 17.2% and 13.1%, respectively.

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

Overview

The Company operates a network of e-commerce marketplaces that power the circular economy which benefits businesses, society, and the environment through the safe and effective resale and redeployment of surplus assets; reducing waste, carbon emissions and transportation costs; and by creating markets for items that would otherwise be landfilled. Our marketplaces enable buyers and sellers to transact in an efficient, automated environment offering over 600 product categories and provide professional buyers access to a global, organized supply of new, surplus, and scrap assets presented with digital images and other relevant product information. Our marketplaces enable corporate and government sellers to enhance their financial return on offered assets by providing a liquid marketplace and value-added services that encompass the consultative management, valuation, and sale of surplus assets. The Company's services include program management, valuation, asset management, reconciliation, refurbishment and recycling, fulfillment, marketing and sales, warehousing and transportation, buyer support, compliance and risk mitigation, as well as self-directed service tools for its sellers. The Company organizes the products on its marketplaces into categories across major industry verticals such as consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, energy equipment, industrial capital assets, fleet and transportation equipment and specialty equipment. The Company’s marketplaces are: www.liquidation.com, www.govdeals.com, www.secondipity.com, and www.go-dove.com. We also operate a global search engine for listing used machinery and equipment for sale at www.machinio.com. The Company has over 15,000 sellers, including Fortune 1000 and Global 500 organizations as well as federal, state, and local government agencies.

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Starting in May 2020, we have seen subsequent increases in Gross Merchandise Volume (GMV) and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income for the third and fourth quarters of fiscal 2020, and continued into the first and second quarters of fiscal 2021. However, the likelihood, magnitude and timing of business developments across our segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. In the first and second quarters of fiscal 2021, the Company determined that its liquidity position and working capital was more than sufficient to meet its projected needs and commenced share repurchases, acquiring 647,583 shares for $12.0 million and 957,079 shares for $16.1 million during the three and six months ended March 31, 2021, respectively.

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

Our Marketplace Transactions

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended March 31, 2021, the approximate number of registered buyers increased from 3,675,000 to 3,888,000, or 5.8%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three and six months ended March 31, 2021, our purchase transaction model accounted for 18.2% and 17.2% of our GMV, and 58.2% and 57.0% of our total revenues, respectively. For the three and six months ended March 31, 2020, our purchase transaction model accounted for 24.7% and 22.6% of our GMV, and 66.6% and 64.1% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts with Amazon.com, Inc. represented 61.2% and 60.6% of consolidated Costs of goods sold for the three and six months ended March 31, 2021, respectively, and 55.3% and 51.9% of consolidated Cost of goods sold for the three and six months ended March 31, 2020, respectively.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three and six months ended March 31, 2021, our consignment model accounted for 81.8% and 82.8% of our GMV, and 34.4% and 35.5% of our total revenues, respectively. For the three and six months ended March 31, 2020, our consignment model accounted for 75.3% and 77.4% of our GMV, and 27.6% and 29.7% of our total revenues, respectively

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's sales listing subscription and MachineryHost services, as well as other services including returns management, refurbishment of assets, and asset valuation services. Other revenues accounted for 7.4% and 7.5% of our total revenues for the three and six months ended March 31, 2021, respectively, and 5.8% and 6.2% of our total revenues for the three and six months ended March 31, 2020, respectively.

Industry trends. While we continue to review and assess the COVID-19 pandemic's impact on our customers, our suppliers, and our business, we believe there are several industry trends positively impacting the long-term growth of our Company including: (1) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (2) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (3) the increase in outsourcing the disposition of surplus and end-of-life assets by corporations and government entities as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain; (4) the increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical; (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets; and (6) the increase in demand from sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events.

Our Vendor Agreements

Our commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property purchased under this contract represented 61.2% and 55.3% of consolidated Cost of goods sold for the three months ended March 31, 2021 and 2020, respectively, and 60.6% and 51.9% of consolidated Cost of goods sold for the six months ended March 31, 2021 and 2020, respectively. These contracts are included within our RSCG segment. Our agreements with our other sellers are generally terminable at will by either party.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2021 and 2020, we had approximately 3,888,000 and 3,675,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2021 and 2020, approximately 561,000 and 490,000, respectively, total auction participants participated in auctions on our marketplaces. During the six months ended March 31, 2021 and 2020, approximately 1,078,000 and 945,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31,

2021 and 2020, we completed approximately 174,000 and 150,000 transactions, respectively. During the six months ended March 31, 2021 and 2020, we completed approximately 326,000 and 286,000 transactions, respectively.

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
•The authoritative guidance related to business combinations requires the initial recognition of contingent consideration at fair value with subsequent changes in fair value recorded through the statements of operations and disallows the capitalization of transaction costs. We believe adjusting for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.
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
The table below reconciles net income (loss) to EBITDA and Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020
(in thousands)	(Unaudited)
Net income (loss)	$5,260	$(4,238)	$9,775	$(9,434)
Interest and other income, net[1]	69	(167)	(34)	(332)
Provision for income taxes	407	43	704	501
Depreciation and amortization	1,670	1,577	3,541	3,149
EBITDA	$7,406	$(2,785)	$13,986	$(6,116)
Stock compensation expense	1,761	1,231	3,990	2,270
Acquisition costs and impairment of long-lived assets[2]	203	—	203	5
Business realignment expenses[2,3]	—	—	5	—
Fair value adjustments to acquisition earn-outs[2]	—	—	—	200
Deferred revenue purchase accounting adjustment	—	—	—	3
Adjusted EBITDA	$9,370	$(1,554)	$18,184	$(3,638)
1 Represents Interest and other income, net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit).
2 Acquisition costs, impairment of long-lived assets, fair value adjustments to acquisition earn-outs, and business realignment expenses are components of Other operating expenses (income) on the Statements of Operations.
3 Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 11 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. There were no related impacts for the three and six months ended March 31, 2021 and 2020.

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

Other operating expenses (income). Other operating expense includes impairment of long-lived assets, the change in fair value of contingent consideration, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other income, net.  Interest and other income, net consists of interest income on money market funds and the promissory note issued to JTC, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate before discrete items was 6.7% for the six months ended March 31, 2021. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the utilization of net operating losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$35,968	$35,203	$765	2.2%	$67,040	$65,552	$1,488	2.3%
Fee revenue	25,818	17,621	8,197	46.5	50,498	36,776	13,722	37.3
Total revenue	61,786	52,824	8,962	17.0	117,538	102,328	15,210	14.9
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	26,385	26,619	(234)	(0.9)	48,958	50,795	(1,837)	(3.6)
Technology and operations	12,085	11,586	499	4.3	22,644	22,827	(183)	(0.8)
Sales and marketing	8,910	10,109	(1,199)	(11.9)	18,018	19,714	(1,696)	(8.6)
General and administrative	6,892	7,397	(505)	(6.8)	13,902	15,104	(1,202)	(8.0)
Depreciation and amortization	1,670	1,577	93	5.9	3,541	3,149	392	12.4
Other operating expenses (income)	206	(12)	218	NM	210	181	29	16.0
Total costs and expenses	56,148	57,276	(1,128)	(2.0)	107,273	111,770	(4,497)	(4.0)
Income (loss) from operations	5,638	(4,452)	10,090	NM	10,265	(9,442)	19,707	NM
Interest and other income, net	(29)	(257)	228	88.7	(214)	(509)	295	58.0
Income (loss) before provision for income taxes	5,667	(4,195)	9,862	NM	10,479	(8,933)	19,412	NM
Provision for income taxes	407	43	364	846.5	704	501	203	40.5
Net income (loss)	$5,260	$(4,238)	$9,498	NM	$9,775	$(9,434)	$19,209	NM

NM = not meaningful

The following table presents segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and gross profit margin for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2021	2020	2021	2020
GovDeals:
GMV	$110,939	$77,158	$218,543	$156,349
Total revenue	$10,972	$7,822	$21,790	$15,837
Gross profit	$10,376	$7,278	$20,579	$14,724
Gross profit margin	94.6%	93.0%	94.4%	93.0%

RSCG:
GMV	$58,609	$44,320	$110,326	$84,190
Total revenue	$39,082	$36,257	$73,989	$67,954
Gross profit	$15,933	$12,394	$30,560	$22,699
Gross profit margin	40.8%	34.2%	41.3%	33.4%

CAG:
GMV	$37,763	$22,822	$68,843	$52,355
Total revenue	$9,492	$7,039	$17,405	$14,981
Gross profit	$6,988	$4,922	$13,346	$10,736
Gross profit margin	73.6%	69.9%	76.7%	71.7%

Machinio:
GMV	$—	$—	$—	$—
Total revenue	$2,240	$1,706	$4,354	$3,556
Gross profit	$2,104	$1,611	$4,095	$3,374
Gross profit margin	93.9%	94.4%	94.1%	94.9%

Consolidated:
GMV	$207,311	$144,300	$397,712	$292,894
Total revenue	$61,786	$52,824	$117,538	$102,328
Gross profit	$35,401	$26,205	$68,580	$51,533
Gross profit margin	57.3%	49.6%	58.3%	50.4%

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Segment Results

GovDeals. Revenue from our GovDeals segment increased 40.3%, or $3.2 million, due to a 43.8%, or $33.8 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate, and an increase in recovery rates on assets sold, driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories. As a result of the increase in revenues, gross profit increased 42.6%, or $3.1 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG segment increased 7.8%, or $2.8 million, due to a 32.2%, or $14.3 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with mid-sized and large retailers looking to capitalize on the secular growth in online retail. Revenues did not increase at the same rate as GMV due to an increase in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 28.6%, or $3.5 million. Gross profit margin increased 6.6% due to an increase in the mix of transactions conducted under the consignment model and improved recovery rates on assets sold.

CAG. Revenue from the CAG segment increased by 34.8%, or $2.5 million, due to a 65.5%, or $14.9 million, increase in GMV from continued growth of our industrial and heavy equipment categories, increases in principal transactions across the EMEA and Asia-Pacific regions, and increased use of the consignment model internationally. Revenues did not increase at the same rate as GMV due to increases in transactions using partner organizations and in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 42.0%, or $2.1 million. Gross profit margin increased 3.7% due to increases in the mix of transactions conducted under the consignment model and in the recovery rates on principal transactions.

Machinio. Revenue from our Machinio segment increased 31.3%, or $0.5 million, due to an increase in subscription activity. As a result of the increase in revenues, gross profit increased 30.6%, or $0.5 million.
Consolidated Results

Revenue - Total consolidated revenue increased $9.0 million, or 17.0%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold decreased $0.2 million, or 0.9%, which changed at a lower rate than Revenue primarily due to an increase in the mix of transactions conducted under the consignment model.

Technology and operations expenses.  Technology and operations expenses increased $0.5 million, or 4.3% to support the increased transaction volumes in the RSCG and CAG segments.

Sales and marketing expenses.  Sales and marketing expenses decreased $1.2 million, or 11.9%, due to actions taken to reduce operating expenses in response to the COVID-19 pandemic. The impact of these actions on our operating expense levels will lessen as business conditions continue to recover. These decreases were partially offset by an increase in marketing expenses to promote our consolidated marketplace and expand market share in key verticals.

General and administrative expenses.  General and administrative expenses decreased $0.5 million, or 6.8%, and was impacted by actions taken to reduce operating expenses in response to the COVID-19 pandemic. The impact of the actions taken to reduce operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover.

Depreciation and amortization. Depreciation and amortization expense were consistent between the three months ended March 31, 2021 and 2020.

Other operating expenses (income). Other operating expenses of $0.2 million for the three months ended March 31, 2021 primarily related to a long-lived asset impairment charge. Other operating (income) was not significant for the three months ended March 31, 2020.

Interest and other income, net.  Interest and other income, net decreased $0.2 million due the effect of changes in foreign exchange rates.

Provision for income taxes.  Provision for income taxes increased $0.4 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Segment Results

GovDeals. Revenue from our GovDeals segment increased 37.6%, or $6.0 million, due to a 39.8%, or $62.2 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate, and an increase in recovery rates on assets sold, driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories. As a result of the increase in revenues, gross profit increased 39.8%, or $5.9 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG segment increased 8.9%, or $6.0 million, due to an 31.0%, or $26.1 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with mid-sized and large retailers looking to capitalize on the secular growth in online retail. Revenues did not increase at the same rate as GMV due to an increase in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 34.6%, or $7.9 million. Gross profit margin increased 7.9% due to an increase in the mix of transactions conducted under the consignment model and improved recovery rates on assets sold.

CAG. Revenue from the CAG segment increased by 16.2%, or $2.4 million due to a 31.5%, or $16.5 million increase in GMV continued growth of our industrial and heavy equipment categories, increases in principal transactions across the EMEA and Asia-Pacific regions, and increased use of the consignment model internationally. Revenues did not increase at the same rate as GMV due to increases in transactions using partner organizations and in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 24.3% or $2.6 million. Gross profit margin increased 5.0% due to increases in the mix of transactions conducted under the consignment model and in the recovery rates on principal transactions.

Machinio. Revenue from our Machinio segment increased 22.4%, or $0.8 million, due to an increase in subscription activity. As a result of the increase in revenues, gross profit increased 21.4%, or $0.7 million.

Consolidated Results

Revenue. Total consolidated revenue increased $15.2 million, or 14.9%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold decreased $1.8 million, or 3.6%, which changed at a lower rate than Revenue primarily due to lower cost of sales associated with the principal transactions, which benefited from higher recovery rates during the year, and an increase in the mix of transactions conducted under the consignment model.

Technology and operations expenses.  Technology and operations expenses were consistent between the six months ended March 31, 2021 and 2020 as the actions taken to reduce operating expenses in response to the COVID-19 pandemic were offset by an increase in operations expenses to support the increased transaction volumes in the RSCG segment. The impact of the actions in response to the COVID-19 pandemic on our operating expense levels will lessen as business conditions continue to recover.

Sales and marketing expenses.  Sales and marketing expenses decreased $1.7 million, or 8.6%, due to actions taken to reduce operating expenses in response to the COVID-19 pandemic. The impact of these actions on our operating expense levels will lessen as business conditions continue to recover. These decreases were partially offset by an increase in marketing expenses to promote our consolidated marketplace and expand market share in key verticals.

General and administrative expenses.  General and administrative expenses decreased $1.2 million, or 8.0%, and was impacted by actions taken to reduce operating expenses in response to the COVID-19 pandemic. The impact of the actions taken to reduce operating expenses in response to the COVID-19 pandemic will lessen as business conditions continue to recover.

Depreciation and amortization. Depreciation and amortization expense increased $0.4 million, or 12.4%, due to an increase in amortization of capitalized software related to the continued development and enhancement of our e-commerce platform and tools.

Other operating expenses (income). Other operating expenses were consistent between the six months ended March 31, 2021 and 2020.

Interest and other income, net.  Interest and other income, net decreased $0.3 million due the effect of changes in foreign exchange rates.

Provision for income taxes.  Provision for income taxes increased $0.2 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of March 31, 2021, we had $87.6 million in cash and cash equivalents.

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

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $6.0 million as of March 31, 2021. As of March 31, 2021 and September 30, 2020, $19.9 million and $19.5 million, respectively, of cash and cash equivalents was held outside of the U.S.

We have been authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

As of the fiscal year ended September 30, 2020, we had $6.1 million of remaining share repurchase authorization. On March 8, 2021, our Board of Directors authorized an additional $10 million of share repurchases of the Company's outstanding shares of common stock through March 31, 2023.

The Company repurchased 647,583 shares for $12.0 million and 957,079 shares for $16.1 million under this program during the three and six months ended March 31, 2021, respectively. As of March 31, 2021, the Company had no remaining authorization to repurchase shares under this program. On May 3, 2021, the Company's Board of Directors authorized the repurchase of up to $15 million of the Company's outstanding shares of common stock through June 30, 2023.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

Changes in Cash Flows: Six Months Ended March 31, 2021 Compared to the Six Months Ended March 31, 2020

Net cash provided by (used in) operating activities was $31.3 million and $(12.1) million for the six months ended March 31, 2021 and 2020, respectively. The $43.5 million increase in cash provided by operations between periods was attributable to $21.2 million of higher net income as adjusted for non-cash items; changes in payables to sellers, driven by increasing transactions volumes; changes to accounts payable, accrued expenses and other liabilities driven by the management of working capital; and partially offset by a $4.9 million increase in inventory driven by our RSCG and CAG segments. Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and our variations in our transaction volumes are related to settlements between our buyers and sellers. However, there have been no significant changes to the working capital requirements for the Company.

Net cash (used in) provided by investing activities was $(1.6) million for the six months ended March 31, 2021, and $19.7 million for the six months ended March 31, 2020. The $(21.3) million increase in cash used in investing activities was driven by $(20.0) million net impact of maturities of Short-term investments during the six months ended March 31, 2020 as the Company transitioned to using Cash equivalent money market funds in its treasury strategy. A further increase in the cash used in investing activities was a result of proceeds from the JTC promissory note being $2.6 million during the six months ended March 31, 2020 compared to $0.8 million during the six months ended March 31, 2021. The Company continues to monitor for changes that could impact the recoverability of the promissory note, which will depend on JTC's subsequent operating performance and ability to make the payments required by the new repayment schedule.

Net cash used in financing activities was $19.0 million for the six months ended March 31, 2021, and $1.7 million for the six months ended March 31, 2020. The $17.3 million increase in cash used by financing activities was primarily driven by $16.1 million in common stock repurchases and a $2.6 million increase in taxes paid associated with net settlement of stock compensation awards from vesting of awards with market conditions due to the achievement of increases in the Company's share price.

Capital expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the six months ended March 31, 2021 were $2.4 million. As of March 31, 2021, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. As of March 31, 2021, we do not have any debt, and we are not holding any short-term investments, but we do hold $40.0 million of cash and cash equivalents in money market funds. Changes in yields on the money market funds are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

During the three months ended March 31, 2021, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended March 31, 2021 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1, 2021 to January 31, 2021	114,388	$17.39	41,160	$1,384
February 1, 2021 to February 28, 2021	—	$—	—	$1,384
March 1, 2021 to March 31, 2021	606,423	$18.77	606,423	$—
Total	720,811		647,583

We have been authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

As of March 31, 2021, the Company has no remaining authorization to repurchase shares under this program. On May 3, 2021, the Company's Board of Directors authorized the repurchase of up to $15 million of the Company's outstanding shares of common stock through June 30, 2023.

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended March 31, 2021, participants surrendered 73,228 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

Item 5. Other Information.

On May 3, 2021, the Company's Board of Directors authorized the repurchase of up to $15 million of the Company's outstanding shares of common stock through June 30, 2023. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of alternative investment opportunities. The repurchase program will be executed consistent with the Company's capital allocation strategy of prioritizing investment to grow the business over the long term.

Under the repurchase program, repurchases can be made from time to time using a variety of methods, including open market purchases, all in compliance with the rules of the United States Securities and Exchange Commission (the “SEC”) and other applicable legal and regulatory requirements.

The repurchase program does not obligate the Company to acquire any particular amount of common shares, and the repurchase program may be suspended or discontinued at any time at the Company’s discretion.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

May 6, 2021	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

May 6, 2021	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer