Form 10-Q
period 2021-06-30
LIQUIDITY SERVICES INC
filed 2021-08-05
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 2, 2021 was 35,440,468.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.
Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	June 30, 2021	September 30, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,666	$76,036
Accounts receivable, net of allowance for doubtful accounts of $634 and $389	5,470	5,322
Inventory, net	13,799	5,607
Prepaid taxes and tax refund receivable	1,600	1,652
Prepaid expenses and other current assets	5,970	5,962
Total current assets	139,505	94,579
Property and equipment, net of accumulated depreciation of $17,834 and $14,555	17,003	17,843
Operating lease assets	12,008	10,561
Intangible assets, net	3,777	4,758
Goodwill	60,023	59,839
Deferred tax assets	762	806
Other assets	5,325	8,248
Total assets	$238,403	$196,634
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,748	$21,957
Accrued expenses and other current liabilities	22,226	19,124
Current portion of operating lease liabilities	4,081	3,818
Deferred revenue	4,517	3,255
Payables to sellers	39,426	26,170
Total current liabilities	109,998	74,324
Operating lease liabilities	8,872	7,499
Other long-term liabilities	2,972	2,996
Total liabilities	121,842	84,819
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 35,417,715 shares issued and outstanding at June 30, 2021; 34,082,406 shares issued and outstanding at September 30, 2020	35	34
Additional paid-in capital	251,048	247,892
Treasury stock, at cost; 1,587,199 shares at June 30, 2021 and 547,508 shares at September 30, 2020	(21,628)	(3,983)
Accumulated other comprehensive loss	(8,740)	(9,782)
Accumulated deficit	(104,154)	(122,346)
Total stockholders’ equity	116,561	111,815
Total liabilities and stockholders’ equity	$238,403	$196,634

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Revenue	$37,862	$30,442	$104,902	$95,994
Fee revenue	31,804	17,280	82,302	54,056
Total revenue	69,666	47,722	187,204	150,050
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	28,543	22,494	77,501	73,289
Technology and operations	12,307	9,515	34,952	32,342
Sales and marketing	9,661	7,412	27,679	27,126
General and administrative	7,676	6,217	21,578	21,321
Depreciation and amortization	1,705	1,567	5,246	4,716
Other operating expenses	1,180	319	1,390	500
Total costs and expenses	61,072	47,524	168,346	159,294
Income (loss) from operations	8,594	198	18,858	(9,244)
Interest and other income, net	(254)	(224)	(468)	(733)
Income (loss) before provision for income taxes	8,848	422	19,326	(8,511)
Provision for income taxes	429	209	1,133	710
Net income (loss)	$8,419	$213	$18,193	$(9,221)
Basic income (loss) per common share	$0.25	$0.01	$0.55	$(0.27)
Diluted income (loss) per common share	$0.24	$0.01	$0.52	$(0.27)
Basic weighted average shares outstanding	33,371,906	33,695,936	33,345,580	33,621,740
Diluted weighted average shares outstanding	35,437,761	33,815,332	35,006,898	33,621,740

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)
Net income (loss)	$8,419	$213	$18,193	$(9,221)
Other comprehensive income (loss):
Foreign currency translation	23	424	1,042	(46)
Other comprehensive income (loss)	23	424	1,042	(46)
Comprehensive income (loss)	$8,442	$637	$19,235	$(9,267)

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2020	34,082,406	$34	$247,892	(547,508)	$(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	4,514	4,514
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	151,845	—	197	—	—	—	—	197
Taxes paid associated with net settlement of stock compensation awards	(7,703)	—	(57)	—	—	—	—	(57)
Forfeitures of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(309,496)	(4,103)	—	—	(4,103)
Common stock surrendered in the exercise of stock options	—	—	169	(9,384)	(169)	—	—	—
Stock compensation expense	—	—	1,801	—	—	—	—	1,801
Foreign currency translation	—	—	—	—	—	896	—	896
Balance at December 31, 2020	34,212,815	$34	$250,002	(866,388)	$(8,255)	$(8,886)	$(117,832)	$115,063
Net income	—	—	—	—	—	—	5,260	5,260
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	1,079,955	1	154	—	—	—	—	155
Taxes paid associated with net settlement of stock compensation awards	(177,463)	—	(3,145)	—	—	—	—	(3,145)
Common stock repurchased	—	—	—	(647,583)	(12,040)	—	—	(12,040)
Common stock surrendered in the exercise of stock options	—	—	1,333	(73,228)	(1,333)	—	—	—
Stock compensation expense	—	—	1,522	—	—	—	—	1,522
Foreign currency translation	—	—	—	—	—	123	—	123
Balance at March 31, 2021	35,115,307	$35	$249,866	(1,587,199)	$(21,628)	$(8,763)	$(112,572)	$106,938
Net income	—	—	—	—	—	—	8,419	8,419
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	318,242	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(15,834)	—	(343)	—	—	—	—	(343)
Stock compensation expense	—	—	1,525	—	—	—	—	1,525
Foreign currency translation and other	—	—	—	—	—	23	(1)	22
Balance at June 30, 2021	35,417,715	$35	$251,048	(1,587,199)	$(21,628)	$(8,740)	$(104,154)	$116,561

See accompanying notes to the unaudited consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended June 30,
	2021	2020
	(Unaudited)
Operating activities
Net income (loss)	$18,193	$(9,221)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,246	4,716
Stock compensation expense	5,793	3,785
Provision for doubtful accounts	269	131
Deferred tax provision	96	228
Loss (gain) on disposal of property and equipment	87	(29)
Change in fair value of earnout liability	—	200
Impairment of long-lived and other assets	1,338	—
Changes in operating assets and liabilities:
Accounts receivable	(420)	1,415
Inventory	(8,192)	(1,572)
Prepaid and deferred taxes	57	(551)
Prepaid expenses and other assets	(2,477)	942
Operating lease assets and liabilities	5	(165)
Accounts payable	17,791	13,951
Accrued expenses and other current liabilities	2,242	(9,525)
Distributions payable	—	(1,675)
Deferred revenue	1,262	(23)
Payables to sellers	13,256	6,072
Other liabilities	(275)	522
Net cash provided by operating activities	54,271	9,201
Investing activities
Increase in intangibles	(23)	(53)
Purchases of property and equipment, including capitalized software	(3,488)	(3,608)
Proceeds from sales of property and equipment	68	47
Proceeds from promissory note	4,343	2,553
Purchases of short-term investments	—	(25,000)
Maturities of short-term investments	—	55,000
Net cash provided by investing activities	900	28,939
Financing activities
Payments of the principal portion of finance lease liabilities	(35)	(26)
Taxes paid associated with net settlement of stock compensation awards	(3,545)	(564)
Proceeds from exercise of stock options	353	36
Payment of earnout liability related to business acquisition	—	(1,200)
Common stock repurchased	(16,143)	—
Net cash (used in) financing activities	(19,370)	(1,754)
Effect of exchange rate differences on cash and cash equivalents	829	(154)
Net increase in cash and cash equivalents	36,630	36,232
Cash and cash equivalents at beginning of period	76,036	36,497
Cash and cash equivalents at end of period	$112,666	$72,729
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$907	$203
Non-cash: Common stock surrendered in the exercise of stock options	$1,502	$—
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

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2021 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. For the three and nine months ended June 30, 2021, these estimates required the Company to make assumptions about the extent and duration of restrictions on cross-border transactions and the impact of the COVID-19 pandemic on macroeconomic conditions and, in turn, the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.4 million as of June 30, 2021 and $0.4 million as of September 30, 2020 and is included in the line item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.5 million as of June 30, 2021 and $3.3 million as of September 30, 2020 and is included in the line item Deferred revenue on the Consolidated Balance Sheets. Of the September 30, 2020 contract liability balance, $3.0 million was earned as Fee revenue during the nine months ended June 30, 2021.

For the Company's Machinio business segment, performance obligations are satisfied over time as the Company provides the services over the term of the subscription. At June 30, 2021, the Machinio business segment had a remaining performance obligation of $4.5 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $1.5 million as of June 30, 2021 and $0.7 million as of September 30, 2020 and is included in the line items Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. Amortization expense was $0.2 million and $0.5 million during the three and nine months ended June 30, 2021 and was $0.1 million and $0.3 million during the three and nine months ended June 30, 2020.

Other Assets - Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal, plus $0.4 million in accrued interest. As of March 31, 2021, JTC had repaid $7.7 million of the $12.3 million owed to the Company and had an outstanding principal balance of $4.6 million.

On May 12, 2021, the Company entered into the First Amendment to the Forbearance Agreement with JTC, providing JTC with full satisfaction and discharge from its indebtedness upon receipt of a $3.5 million payment made on May 17, 2021. As a result, the Company recorded a $1.1 million loss as component of Other operating expenses in its Consolidated Statement of Operations during the three and nine months ended June 30, 2021, representing the difference between the $4.6 million outstanding balance of principal and accrued interest and the $3.5 million payment received.

Risk Associated with Certain Concentrations

For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed. However, for the remaining buyers, goods are not shipped before payment is made, and as a result the Company is not subject to significant collection risk from those buyers.

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in Cash and cash equivalents on the Consolidated Balance Sheets. The Company releases the funds to the seller, less the Company's commission and other fees due, through Accounts payable after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 63.5% and 60.4% of consolidated Cost of goods sold for the three months ended June 30, 2021 and 2020, respectively, and 61.7% and 54.5% of consolidated Cost of goods sold for the nine months ended June 30, 2021 and 2020, respectively. These contracts are included within the RSCG segment.

Recent Accounting Pronouncements

Accounting Standards Adopted

On October 1, 2020, the Company adopted ASU 2018-15, Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract. This accounting standard has not had a material impact on the Company's consolidated financial statements as no significant implementations of cloud computing arrangements have occurred since adoption.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023 and will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts receivable and money market funds. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. ASU 2019-12 seeks to improve the consistent application of, and simplify the guidance for, the accounting for income taxes. The ASU removes certain exceptions to the general principals in ASC 740, Income Taxes, and clarifies and amends other existing guidance. The ASU will become effective for the Company beginning October 1, 2021. The Company does not expect the adoption of this ASU will have a material impact on its consolidated financial statements.

3.     Earnings per Share

Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The calculation of diluted net income per share excludes all anti-dilutive common shares.

The computation of basic and diluted net income per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$8,419	$213	$18,193	$(9,221)
Denominator:
Basic weighted average shares outstanding	33,371,906	33,695,936	33,345,580	33,621,740
Dilutive impact of stock options, RSUs and RSAs	2,065,855	119,396	1,661,318	—
Diluted weighted average shares outstanding	35,437,761	33,815,332	35,006,898	33,621,740
Basic income (loss) per common share	$0.25	$0.01	$0.55	$(0.27)
Diluted income (loss) per common share	$0.24	$0.01	$0.52	$(0.27)
Stock options, RSUs and RSAs excluded from income (loss) per diluted share because their effect would have been anti-dilutive	198,308	3,841,385	592,588	4,829,473

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

4.    Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 5.0 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Finance lease – lease asset amortization	$18	$16	$50	$53
Finance lease – interest on lease liabilities	4	6	14	18
Operating lease cost	1,218	1,310	3,873	3,990
Operating lease impairment expense	—	—	172	—
Short-term lease cost	45	48	166	92
Variable lease cost (1)	360	371	1,178	1,122
Sublease income	(34)	(61)	(141)	(200)
Total net lease cost	$1,611	$1,690	$5,312	$5,075
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Maturities of lease liabilities are:

	June 30, 2021
(in thousands)	Operating Leases	Finance Leases
2021	$1,284	$26
2022	4,509	103
2023	3,602	103
2024	2,501	83
2025	1,852	55
Thereafter	822	50
Total lease payments (1)	$14,570	$420
Less: imputed interest (2)	(1,617)	(59)
Total lease liabilities	$12,953	$361

(1) The weighted average remaining lease term is 3.6 years for operating leases and 4.4 years for finance leases.
(2) The weighted average discount rate is 6.6% for operating leases and 7.0% for finance leases.
Additionally, the Company has approximately $4.8 million of future payment obligations related to executed warehouse lease agreements that have not yet commenced as of June 30, 2021.

Supplemental disclosures of cash flow information related to leases are:

	Nine Months Ended June 30,
(in thousands)	2021	2020
Cash paid for amounts included in operating lease liabilities	$3,225	$3,642
Cash paid for amounts included in finance lease liabilities	35	26
Non-cash: lease liabilities arising from new operating lease assets obtained (1)	885	12,188
Non-cash: lease liabilities arising from new finance lease assets obtained	130	10
Non-cash: adjustments to lease assets and liabilities	3,705	1,592
(1) Nine months ended June 30, 2020 amount includes $12.2 million of lease liabilities recognized upon the adoption of ASC 842 on October 1, 2019.

5.    Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2019	$21,178	$23,731	$14,558	$59,467
Translation adjustments	372	—	—	372
Balance at September 30, 2020	$21,550	$23,731	$14,558	$59,839
Translation adjustments	184	—	—	184
Balance at June 30, 2021	$21,734	$23,731	$14,558	$60,023

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its goodwill. As there have been favorable developments in the factors that previously indicated an interim goodwill impairment test was necessary during the prior fiscal year ended September 30, 2020, the Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and nine months ended June 30, 2021.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

6.    Intangible Assets

Intangible assets consist of the following:

		June 30, 2021			September 30, 2020
(dollars in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6	$3,100	$(1,550)	$1,550	$3,100	$(1,162)	$1,938
Technology	5	2,700	(1,620)	1,080	2,700	(1,215)	1,485
Patent and trademarks	7 - 10	2,350	(1,203)	1,147	2,329	(994)	1,335
Total intangible assets		$8,150	$(4,373)	$3,777	$8,129	$(3,371)	$4,758

Future expected amortization of intangible assets at June 30, 2021, is as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2021	$333
2022	1,330
2023	1,186
2024	648
2025	280
Total	$3,777

Intangible asset amortization expense was $0.3 million and $0.3 million for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and $1.0 million for the nine months ended June 30, 2021 and 2020, respectively.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its long-lived assets. The Company has not identified indicators of impairment requiring an interim impairment test on material long-lived assets during the three and nine months ended June 30, 2021.

7.    Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first nine months of fiscal year 2021 and its corresponding effective tax rate is 5.9% compared to (8.4%) for the first nine months of fiscal year 2020. The change in the effective tax rate for the nine months ended June 30, 2021 as compared to the same period in the prior year was primarily due to state and foreign taxes. Tax expense in the nine months ended June 30, 2021 is due to state and foreign taxes paid. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the utilization of net operating losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC Topic 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company identified no new uncertain tax positions during the nine months ended June 30, 2021. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of June 30, 2021, none of the Company's federal or state income tax returns are under examination, however, we remain subject to examination for certain of our foreign income tax returns. The Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2018 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2018 may be adjusted upon examination by tax authorities if they are utilized.

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

8.    Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows:

	Common Stock
(dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2019	33,687,115	$34	$242,686	$(7,973)	$(118,572)	$116,175
Net loss	—	—	—	—	(5,196)	(5,196)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	283,164	—	2	—	—	2
Taxes paid associated with net settlement of stock compensation awards	(67,688)	—	(498)	—	—	(498)
Forfeitures of restricted stock awards	(15,000)	—	—	—	—	—
Stock compensation expense	—	—	1,121	—	—	1,121
Foreign currency translation	—	—	—	833	—	833
Balance at December 31, 2019	33,887,591	$34	$243,311	$(7,140)	$(123,768)	$112,437
Net loss	—	—	—	—	(4,238)	(4,238)
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	111,272	—	32	—	—	32
Taxes paid associated with net settlement of stock compensation awards	(10,065)	—	(60)	—	—	(60)
Stock compensation expense	—	—	1,244	—	—	1,244
Foreign currency translation	—	—	—	(1,303)	—	(1,303)
Balance at March 31, 2020	33,988,798	$34	$244,527	$(8,443)	$(128,006)	$108,112
Net income	—	—	—	—	213	213
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	34,185	—	1	—	—	1
Taxes paid associated with net settlement of stock compensation awards	(1,210)	—	(6)	—	—	(6)
Stock compensation expense	—	—	1,494	—	—	1,494
Foreign currency translation and other	—	—	—	424	—	424
Balance at June 30, 2020	34,021,773	$34	$246,016	$(8,019)	$(127,793)	$110,238

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio. As of June 30, 2021, the Company has reserved at total of 19,100,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of June 30, 2021, 1,901,415 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
Equity-classified awards:
Stock options	$762	$546	$2,491	$1,523
RSUs & RSAs	763	948	2,357	2,337
Total equity-classified awards	$1,525	$1,494	$4,848	$3,860
Liability-classified awards:
SARs	278	22	945	(75)
Total stock compensation expense:	$1,803	$1,516	$5,793	$3,785

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Nine Months Ended
June 30, 2021
Stock Options granted:
Options containing only service conditions:	558,673
Weighted average exercise price	$10.69
Weighted average grant date fair value	$4.49

Options containing performance or market conditions:	549,600
Weighted average exercise price	$10.51
Weighted average grant date fair value	$4.34

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	139,945
Weighted average grant date fair value	$13.48

RSUs & RSAs containing performance or market conditions:	139,600
Weighted average grant date fair value	$9.22

The stock options and RSUs & RSAs containing only service conditions will vest over a four-year service period. The stock options and RSUs & RSAs containing performance conditions will vest upon the achievement of specified financial targets of the Company or its segments. The stock options and RSUs & RSAs containing market conditions will vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the nine months ended June 30, 2021 were as follows:

Nine Months Ended
June 30, 2021
Dividend yield	—
Expected volatility	51.0% - 55.9%
Risk-free interest rate	0.4% - 0.8%
Expected term	4.6 - 7.6 years

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the nine months ended June 30, 2021 were as follows:

Nine Months Ended
June 30, 2021
Dividend yield	—
Expected volatility	51.6% - 54.6%
Risk-free interest rate	0.3% - 0.9%
Expected holding period (% of remaining term)	31.7% - 100.0%

SARs

During the nine months ended June 30, 2021, the Company did not issue any SARs, 43,959 SARs were exercised requiring the Company to make cash payments of $0.4 million, and 73,681 SARs were canceled. As of June 30, 2021, 43,170 SARs were outstanding.

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

As of the fiscal year ended September 30, 2020, we had $6.1 million of remaining share repurchase authorization. On March 8, 2021, our Board of Directors authorized an additional $10 million of share repurchases of the Company's outstanding shares of common stock through March 31, 2023. We repurchased 647,583 shares for $12.0 million and 957,079 shares for $16.1 million under this program during the three and six months ended March 31, 2021, respectively. As of March 31, 2021, we had no remaining authorization to repurchase shares under these programs.

On May 3, 2021, the Company's Board of Directors authorized a new stock repurchase plan (the “May 3, 2021 Stock Repurchase Plan”) of up to $15 million of our outstanding shares of common stock through June 30, 2023. We made no repurchases under the May 3, 2021 Stock Repurchase Plan during the three months ended June 30, 2021.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended June 30, 2021, no shares of common stock were surrendered by participants in the exercise of stock options. During the nine months ended June 30, 2021, participants surrendered 82,612 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

The Company had $40.0 million of money market funds considered cash equivalents at June 30, 2021 and September 30, 2020. These assets were measured at fair value at June 30, 2021 and September 30, 2020 and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

The Company’s financial assets and liabilities not measured at fair value are cash, accounts receivable, and accounts payable. The Company believes the carrying values of these assets and liabilities approximate fair value.

As of June 30, 2021 and September 30, 2020, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic (benefit) is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the three and nine months ended June 30, 2021 and 2020 included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Interest cost	$142	$119	$343	$336
Expected return on plan assets	(245)	(192)	(637)	(595)
Amortization of prior service cost	6	5	17	15
Total net periodic (benefit)	$(97)	$(68)	$(277)	$(244)

During the three months ended June 30, 2021, the Company extended early settlement offers to all members of the Scheme. The impact of the potential pension settlement, which could be significant, has not been reflected in the financial statements for the three and nine months ended June 30, 2021 as the window for members to respond to the early settlement offer extends into the three months ended September 30, 2021.

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

The table below sets forth the significant components and activity in the liability for business realignment initiatives, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2019	Adoption of ASC 842	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2020	Business Realignment Expenses	Cash Payments	Liability Balance at June 30, 2021
Employee severance and benefit costs:
GovDeals	$—	$—	$29	$(25)	$4	$—	$(4)	$—
RCSG	—	—	84	(64)	20	—	(20)	—
CAG	414	—	120	(481)	53	5	(58)	—
Corporate & Other	238	—	172	(410)	—	—	—	—
Total employee severance and benefit costs	$652	$—	$405	$(980)	$77	$5	$(82)	$—
Occupancy and other costs:
CAG	169	(169)	—	—	—	—	—	—
Corporate & Other	—	—	—	—	—	—	—	—
Total occupancy and other costs	$169	$(169)	$—	$—	$—	$—	$—	$—
Total business realignment	$821	$(169)	$405	$(980)	$77	$5	$(82)	$—

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

On December 22, 2020, the Company’s former Vice President, Human Resources (the “Plaintiff”) filed a claim with the Equal Employment Opportunity Commission for wrongful termination on the basis of gender, race, and age. The Equal Employment Opportunity Commission subsequently assigned Plaintiff’s claim to the Montgomery County Office of Human Rights for investigation, which, in turn, dismissed Plaintiff’s claim after plaintiff filed a complaint in the United States District Court for the District of Maryland Southern Division on May 19, 2021. The Company believes this claim is without merit and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of this claim.

Separately, Plaintiff also alleged outside of the above process wage and hour violations under Maryland law for failure to pay his fiscal year 2020 performance bonus. The parties settled the wage and hour claims for an immaterial amount in May 2021.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
GovDeals:
Revenue	$—	$—	$—	$—
Fee revenue	14,658	6,021	36,448	21,858
Total revenue	14,658	6,021	36,448	21,858
Gross profit	$13,965	$5,637	$34,544	$20,361

RSCG:
Revenue	$35,923	$29,454	$95,997	$89,857
Fee revenue	8,172	4,099	22,086	11,650
Total revenue	44,095	33,553	118,083	101,507
Gross profit	$17,755	$12,022	$48,315	$34,721

CAG:
Revenue	$1,939	$988	$8,905	$6,137
Fee revenue	6,528	5,384	16,967	15,216
Total revenue	8,467	6,372	25,872	21,353
Gross profit	$7,099	$5,892	$20,445	$16,628

Machinio:
Revenue	$—	$—	$—	$—
Fee revenue	2,446	1,776	6,801	5,332
Total revenue	2,446	1,776	6,801	5,332
Gross Profit	$2,304	$1,677	$6,399	$5,051

Corporate & Other, including elimination adjustments:
Revenue	$—	$—	$—	$—
Fee revenue	—	—	—	—
Total revenue	—	—	—	—
Gross profit	$—	$—	$—	$—

Consolidated:
Revenue	$37,862	$30,442	$104,902	$95,994
Fee revenue	31,804	17,280	82,302	54,056
Total revenue	69,666	47,722	187,204	150,050
Gross profit	$41,123	$25,228	$109,703	$76,761

The following table reconciles gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Reconciliation:
Gross profit	$41,123	$25,228	$109,703	$76,761
Operating expenses	31,349	24,711	89,455	85,505
Other operating expenses	1,180	319	1,390	500
Interest and other income, net	(254)	(224)	(468)	(733)
Income (loss) before provision for income taxes	$8,848	$422	$19,326	$(8,511)

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended June 30, 2021 and 2020 was 14.4% and 11.2%, respectively, and the percent of our revenues that came from transactions conducted outside the United States for the nine months ended June 30, 2021 and 2020 was 16.2% and 12.5%, respectively.

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

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Starting in May 2020, we have seen subsequent increases in Gross Merchandise Volume (GMV) and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income for the third and fourth quarters of fiscal 2020, and has continued throughout fiscal 2021. However, our international business continues to experience impacts to cross-border commerce due to ongoing travel restrictions in various countries. At this time, the likelihood, magnitude and timing of business developments across our segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. During each quarter of fiscal 2021 including during the three months ended June 30, 2021, the Company determined that its liquidity position and working capital were more than sufficient to meet its projected needs. As discussed in Note 8 - Shareholder's Equity, during this time the Company repurchased 647,583 shares for $12.0 million and 957,079 shares for $16.1 million under our share repurchase program during the three and six months ended March 31, 2021, respectively. While we made no repurchases under our May 3, 2021 Stock Repurchase Plan during the three months ended June 30, 2021, the timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of alternative investment opportunities. The repurchase program will be executed consistent with the Company's capital allocation strategy of prioritizing investment to grow the business over the long term.

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

Our Marketplace Transactions

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended June 30, 2021, the approximate number of registered buyers increased from 3,719,000 to 3,970,000, or 6.7%.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three and nine months ended June 30, 2021, our purchase transaction model accounted for 14.8% and 16.3% of our GMV, and 54.3% and 56.0% of our total revenues, respectively. For the three and nine months ended June 30, 2020, our purchase transaction model accounted for 22.1% and 22.4% of our GMV, and 63.8% and 64.0% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts with Amazon.com, Inc. represented 63.5% and 61.7% of consolidated Costs of goods sold for the three and nine months ended June 30, 2021, respectively, and 60.4% and 54.5% of consolidated Cost of goods sold for the three and nine months ended June 30, 2020, respectively.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three and nine months ended June 30, 2021, our consignment model accounted for 85.2% and 83.7% of our GMV, and 37.4% and 36.2% of our total revenues, respectively. For the three and nine months ended June 30, 2020, our consignment model accounted for 77.9% and 77.6% of our GMV, and 30.2% and 29.9% of our total revenues, respectively

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's sales listing subscription and MachineryHost services, as well as other services including returns management, refurbishment of assets, and asset valuation services. Other revenues accounted for 8.2% and 7.8% of our total revenues for the three and nine months ended June 30, 2021, respectively, and 6.0% and 6.2% of our total revenues for the three and nine months ended June 30, 2020, respectively.

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

Our Vendor Agreements

Our commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 63.5% and 60.4% of consolidated Cost of goods sold for the three months ended June 30, 2021 and 2020, respectively, and 61.7% and 54.5% of consolidated Cost of goods sold for the nine months ended June 30, 2021 and 2020, respectively. These contracts are included within our RSCG segment. Our agreements with our other sellers are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2021 and 2020, we had approximately 3,970,000 and 3,719,000 registered buyers, respectively.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2021 and 2020, approximately 617,000 and 420,000, respectively, total auction participants participated in auctions on our marketplaces. During the nine months ended June 30, 2021 and 2020, approximately 1,695,000 and 1,363,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2021 and 2020, we completed approximately 185,000 and 134,000 transactions, respectively. During the nine months ended June 30, 2021 and 2020, we completed approximately 511,000 and 420,000 transactions, respectively.

Non-GAAP Financial Measures

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA. Non-GAAP EBITDA is a supplemental non-GAAP financial measure and is equal to net income (loss) plus interest and other income, net excluding the non-service components of net periodic pension (benefit); provision for income taxes; and depreciation and amortization. Interest and other income, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Non-GAAP Adjusted EBITDA differs from Non-GAAP EBITDA because we further adjust Non-GAAP EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

We believe Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA are useful to an investor in evaluating our performance for the following reasons:

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
•The authoritative guidance related to business combinations requires the initial recognition of contingent consideration at fair value with subsequent changes in fair value recorded through the Consolidated Statements of Operations and disallows the capitalization of transaction costs. We believe adjusting for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.
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
•We believe Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA are important indicators of our operational strength and the performance of our business because they provide a link between profitability and operating cash flow.
•We also believe that analysts and investors use Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry.

Our management uses Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA:
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

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA: (a) do not represent net income (loss) or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income (loss), income (loss) from operations, cash provided by (used in) operating activities or our other financial information as determined under GAAP.
We prepare Non-GAAP Adjusted EBITDA by adjusting Non-GAAP EBITDA to eliminate the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. As an analytical tool, Non-GAAP Adjusted EBITDA is subject to all of the limitations applicable to Non-GAAP EBITDA. Our presentation of Non-GAAP Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items.
The table below reconciles net income (loss) to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020
(in thousands)	(Unaudited)
Net income (loss)	$8,419	$213	$18,193	$(9,221)
Interest and other income, net[1]	(157)	(156)	(191)	(489)
Provision for income taxes	429	209	1,133	710
Depreciation and amortization	1,705	1,567	5,246	4,716
Non-GAAP EBITDA	$10,396	$1,833	$24,381	$(4,284)
Stock compensation expense	1,803	1,516	5,793	3,785
Acquisition costs and impairment of long-lived and other assets[2]	1,136	—	1,338	5
Business realignment expenses[2,3]	—	328	5	328
Fair value adjustments to acquisition earn-outs[2]	—	—	—	200
Deferred revenue purchase accounting adjustment	—	—	—	3
Non-GAAP Adjusted EBITDA	$13,335	$3,677	$31,517	$37
1 Represents Interest and other income, net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit).
2 Acquisition costs, impairment of long-lived assets and other assets, fair value adjustments to acquisition earn-outs, and business realignment expenses are components of Other operating expenses on the Statements of Operations. For the three and nine months ended June 30, 2021, this amount included a $1.1 million impairment expense from the settlement of a note receivable associated with a previous divestiture (see Note 2 to the Consolidated Financial Statements).
3 Business realignment expense includes the amounts accounted for as exit costs under ASC 420 as described in Note 11 to the Consolidated Financial Statements, and the related impacts of business realignment actions subject to other accounting guidance. There were no related impacts for the three and nine months ended June 30, 2021 and 2020.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2020, and in Note 2 — Summary of Significant Accounting Policies to the consolidated financial statements.

As of June 30, 2021, the Company has a valuation allowance of $28 million against its net deferred tax assets in the United States. The Company intends to continue to maintain its valuation allowance on these net deferred tax assets until there is sufficient positive evidence to support a partial or full reversal. Should the Company’s improved operating results continue, sufficient positive evidence may accumulate in a future period that changes our valuation allowance conclusions, resulting in a partial or full reversal. In a period where significant valuation allowances are reversed, the Company will reflect a material tax benefit in its provision (benefit) for income taxes that could cause its effective tax rate to be negative.

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

Other operating expenses (income). Other operating expense includes impairment of long-lived and other assets, the change in fair value of contingent consideration, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other income, net.  Interest and other income, net consists of interest income on money market funds and the promissory note issued to JTC, the components of net periodic pension (benefit) other than the service component and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate before discrete items was 5.9% for the nine months ended June 30, 2021. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the utilization of net operating losses and the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue	$37,862	$30,442	$7,420	24.4%	$104,902	$95,994	$8,908	9.3%
Fee revenue	31,804	17,280	14,524	84.1	82,302	54,056	28,246	52.3
Total revenue	69,666	47,722	21,944	46.0	187,204	150,050	37,154	24.8
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	28,543	22,494	6,049	26.9	77,501	73,289	4,212	5.7
Technology and operations	12,307	9,515	2,792	29.3	34,952	32,342	2,610	8.1
Sales and marketing	9,661	7,412	2,249	30.3	27,679	27,126	553	2.0
General and administrative	7,676	6,217	1,459	23.5	21,578	21,321	257	1.2
Depreciation and amortization	1,705	1,567	138	8.8	5,246	4,716	530	11.2
Other operating expenses	1,180	319	861	269.9	1,390	500	890	178.0
Total costs and expenses	61,072	47,524	13,548	28.5	168,346	159,294	9,052	5.7
Income (loss) from operations	8,594	198	8,396	4,240.4	18,858	(9,244)	28,102	NM
Interest and other income, net	(254)	(224)	(30)	(13.4)	(468)	(733)	265	36.2
Income (loss) before provision for income taxes	8,848	422	8,426	1,996.7	19,326	(8,511)	27,837	NM
Provision for income taxes	429	209	220	105.3	1,133	710	423	59.6
Net income (loss)	$8,419	$213	$8,206	3,852.6%	$18,193	$(9,221)	$27,414	NM

NM = not meaningful

The following table presents segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and gross profit margin for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2021	2020	2021	2020
GovDeals:
GMV	$146,058	$57,906	$364,601	$214,255
Total revenue	$14,658	$6,021	$36,448	$21,858
Gross profit	$13,965	$5,637	$34,544	$20,361
Gross profit margin	95.3%	93.6%	94.8%	93.2%

RSCG:
GMV	$61,231	$44,991	$171,557	$129,181
Total revenue	$44,095	$33,553	$118,083	$101,507
Gross profit	$17,755	$12,022	$48,315	$34,721
Gross profit margin	40.3%	35.8%	40.9%	34.2%

CAG:
GMV	$37,379	$27,191	$106,222	$79,546
Total revenue	$8,467	$6,372	$25,872	$21,353
Gross profit	$7,099	$5,892	$20,445	$16,628
Gross profit margin	83.8%	92.5%	79.0%	77.9%

Machinio:
GMV	$—	$—	$—	$—
Total revenue	$2,446	$1,776	$6,801	$5,332
Gross profit	$2,304	$1,677	$6,399	$5,051
Gross profit margin	94.2%	94.4%	94.1%	94.7%

Consolidated:
GMV	$244,668	$130,088	$642,380	$422,982
Total revenue	$69,666	$47,722	$187,204	$150,050
Gross profit	$41,123	$25,228	$109,703	$76,761
Gross profit margin	59.0%	52.9%	58.6%	51.2%

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Segment Results

GovDeals. Revenue from our GovDeals segment increased 143.4%, or $8.6 million, due to a 152.2%, or $88.2 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate, and an increase in recovery rates on assets sold, driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. The three months ended June 30, 2020 also contained the negative impact of the economic restrictions put in place at the onset of the COVID-19 pandemic. As a result of the increase in revenues, gross profit increased 147.7%, or $8.3 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG segment increased 31.4%, or $10.5 million, due to a 36.1%, or $16.2 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with mid-sized and large retailers looking to capitalize on the secular growth in online retail. Revenues grew at a slightly lower rate than GMV due to an increase in the mix of transactions conducted under the consignment model. This mix however, served to increase gross profit by 47.7%, or $5.7 million. Gross profit margin increased 4.5% due to this change in the mix of transactions conducted under the consignment model as well as improved recovery rates on assets sold.

CAG. Revenue from the CAG segment increased by 32.9%, or $2.1 million, due to a 37.5%, or $10.2 million, increase in GMV from continued growth of our industrial and heavy equipment categories, increases in principal transactions across the EMEA and Asia-Pacific regions, and increased use of the consignment model internationally. Revenues did not increase at the same rate as GMV due to increases in transactions using partner organizations. As a result of the increase in revenues, gross profit increased 20.5%, or $1.2 million. Gross profit margin decreased 8.7% due to an increase in the mix of transactions conducted under the purchase model, responding to the reducing levels of COVID-19 related restrictions on cross-border transactions.

Machinio. Revenue from our Machinio segment increased 37.7%, or $0.7 million, due to an increase in subscription activity. As a result of the increase in revenues, gross profit increased 37.4%, or $0.6 million.

Consolidated Results

Revenue - Total consolidated revenue increased $21.9 million, or 46.0%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold increased $6.0 million, or 26.9%, which changed at a lower rate than Revenue primarily due to an increase in the mix of transactions conducted under the consignment model.

Technology and operations expenses.  Technology and operations expenses increased $2.8 million, or 29.3%, to support the increased transaction volumes in the RSCG and CAG segments.

Sales and marketing expenses.  Sales and marketing expenses increased $2.2 million, or 30.3%, as a result of our continued efforts to promote our consolidated marketplace and expand market share in key verticals.

General and administrative expenses.  General and administrative expenses increased $1.5 million, or 23.5%, as the temporary actions taken in the prior year to reduce operating expenses in response to the COVID-19 pandemic are no longer in place.

Depreciation and amortization. Depreciation and amortization expense was consistent between the three months ended June 30, 2021 and 2020.

Other operating expenses. Other operating expenses of $1.2 million for the three months ended June 30, 2021 primarily related to the $1.1 million loss following the full satisfaction and discharge of JTC's indebtedness to the Company. Refer to the discussion in Note 2 — Summary of Significant Accounting Policies.

Interest and other income, net.  Interest and other income, net was consistent between the three months ended June 30, 2021 and 2020.

Provision for income taxes.  Provision for income taxes increased $0.2 million due to the impact of foreign, state, and local taxes and permanent tax adjustments, as well as the increase in our Income from operations.

Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Segment Results

GovDeals. Revenue from our GovDeals segment increased 66.7%, or $14.6 million, due to a 70.2%, or $150.3 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate. The gain also reflects an increase in recovery rates on assets sold, driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. The nine months ended June 30, 2020 also contained the negative impact of the economic restrictions put in place at the onset of the COVID-19 pandemic. As a result of the increase in revenues, gross profit increased 69.7%, or $14.2 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG segment increased 16.3%, or $16.6 million, due to a 32.8%, or $42.4 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with mid-sized and large retailers looking to capitalize on the secular growth in online retail. Revenues did not increase at the same rate as GMV due to an increase in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 39.2%, or $13.6 million. Gross profit margin increased 6.7% due to an increase in the mix of transactions conducted under the consignment model and improved recovery rates on assets sold.

CAG. Revenue from the CAG segment increased by 21.2%, or $4.5 million due to a 33.5%, or $26.7 million increase in GMV due to continued growth of our industrial and heavy equipment categories, increases in principal transactions across the EMEA and Asia-Pacific regions, and increased use of the consignment model internationally. Revenues did not increase at the same rate as GMV due to increases in transactions using partner organizations and in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 23.0% or $3.8 million. Gross profit margin remained relatively consistent between the periods.

Machinio. Revenue from our Machinio segment increased 27.6%, or $1.5 million, due to an increase in subscription activity. As a result of the increase in revenues, gross profit increased 26.7%, or $1.3 million.

Consolidated Results

Revenue. Total consolidated revenue increased $37.2 million, or 24.8%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold increased $4.2 million, or 5.7%, which changed at a lower rate than Revenue primarily due to lower cost of sales associated with principal transactions, which benefited from higher recovery rates during the period, and an increase in the mix of transactions conducted under the consignment model.

Technology and operations expenses.  Technology and operations expenses increased $2.6 million, or 8.1%, to support the increased transaction volumes in the RSCG and CAG segments.

Sales and marketing expenses.  Sales and marketing expenses increased $0.6 million, or 2.0%, primarily due to increase in marketing expenses to promote our consolidated marketplace and expand market share in key verticals.

General and administrative expenses.  General and administrative expenses were consistent between the nine months ended June 30, 2021 and 2020.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 11.2%, due to an increase in amortization of capitalized software related to the continued development and enhancement of our e-commerce platform and tools.

Other operating expenses. Other operating expenses increased $0.9 million, or 178.0%, primarily related to the $1.1 million loss following the full satisfaction and discharge of JTC's indebtedness to the Company. Refer to the discussion in Note 2 — Summary of Significant Accounting Policies.

Interest and other income, net.  Interest and other income, net increased $0.3 million due the effect of changes in foreign exchange rates.

Provision for income taxes.  Provision for income taxes increased $0.4 million due to the impact of foreign, state, and local taxes and permanent tax adjustments, as well as the increase in our Income from operations.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of June 30, 2021, we had $112.7 million in Cash and cash equivalents.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

The COVID-19 pandemic has caused the Company's GMV and revenues to fluctuate, and the Company initially implemented cost control measures to protect against the uncertainties created by the severe economic restrictions in its initial phases. From a cash flow perspective, the Company employed working capital management practices, primarily in the form of temporary extensions to vendor payment terms, and also experienced accumulation in its payables to sellers balance due to COVID-19 restrictions, which continue to be a factor in certain countries, causing some buyer delays in their ability to pick up purchased assets.

We expect to continue to invest in enhancements to our e-commerce technology platform, marketplace capabilities and tools for data-driven product recommendations, omni-channel behavioral marketing, predictive analytics, and the implementation of integrated services for our RSCG segment.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $7.0 million as of June 30, 2021. As of June 30, 2021 and September 30, 2020, $21.8 million and $19.5 million, respectively, of Cash and cash equivalents was held outside of the U.S.

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

As of the fiscal year ended September 30, 2020, we had $6.1 million of remaining share repurchase authorization. On March 8, 2021, our Board of Directors authorized an additional $10 million of share repurchases of the Company's outstanding shares of common stock through March 31, 2023. We repurchased 647,583 shares for $12.0 million and 957,079 shares for $16.1 million under this program during the three and six months ended March 31, 2021, respectively. As of March 31, 2021, we had no remaining authorization to repurchase shares under this program.

On May 3, 2021, the Company's Board of Directors authorized a new stock repurchase plan (the “May 3, 2021 Stock Repurchase Plan”) of up to $15 million of our outstanding shares of common stock through June 30, 2023. We made no repurchases under the May 3, 2021 Stock Repurchase Plan during the three months ended June 30, 2021.

Changes in Cash Flows: Nine Months Ended June 30, 2021 Compared to the Nine Months Ended June 30, 2020

Net cash provided by operating activities was $54.3 million and $9.2 million for the nine months ended June 30, 2021 and 2020, respectively. The $45.1 million increase in cash provided by operations between periods was attributable to $31.2 million of higher Net income as adjusted for non-cash items; changes in payables to sellers, driven by increasing transactions volumes; changes to accounts payable, accrued expenses and other liabilities driven by the management of working capital; and partially offset by a $6.6 million increase in inventory driven by the continued growth in our RSCG and CAG segments. Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. However, there have been no significant changes to the working capital requirements for the Company.

Net cash provided by investing activities was $0.9 million for the nine months ended June 30, 2021, and $28.9 million for the nine months ended June 30, 2020. The $(28.0) million decrease in cash provided by investing activities was driven by a $(30.0) million net impact of maturities of Short-term investments during the nine months ended June 30, 2020 as the Company transitioned to using cash equivalent money market funds in its treasury strategy. This activity was partially offset by a $1.8 million increase in proceeds from the JTC promissory note during the nine months ended June 30, 2021 due to receipt of $3.5 million during the three months ended June 30, 2021 as a result of the Company entering into the First Amendment to the Forbearance Agreement with JTC as discussed in Note 2 - Summary of Significant Accounting Policies.

Net cash (used in) financing activities was $(19.4) million for the nine months ended June 30, 2021, and $(1.8) million for the nine months ended June 30, 2020. The $(17.6) million increase in cash used in financing activities was primarily driven by $16.1 million in common stock repurchases and a $3.0 million increase in taxes paid associated with net settlement of stock compensation awards, primarily from the vesting of awards with market conditions due to the achievement of increases in the Company's share price.

Capital expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the nine months ended June 30, 2021 were $3.5 million. As of June 30, 2021, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest rate sensitivity. As of June 30, 2021, we do not have any debt, and we are not holding any short-term investments, but we do hold $40.0 million of cash and cash equivalents in money market funds. Changes in yields on the money market funds are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

During the three months ended June 30, 2021, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

There was no share repurchase activity during the three months ended June 30, 2021.

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

As of June 30, 2021, the Company had $15 million of remaining authorization to repurchase shares under the May 3, 2021 Stock Repurchase Plan.

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. No shares of common stock were surrendered by participants in the exercise of stock options during the three months ended June 30, 2021.

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

3.2	Amended and Restated Bylaws dated August 2, 2016, incorporated herein by reference to Exhibit 3.2 to the Company's Quarterly Report on 10-Q, filed with SEC on August 4, 2016.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statement of Stockholders' Equity, (v) Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

August 5, 2021	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

August 5, 2021	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer