Form 10-K
period 2021-09-30
LIQUIDITY SERVICES INC
filed 2021-12-09
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2021
OR
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
						Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Aggregate market value of the Common Stock held by non-affiliates computed by reference to the Nasdaq closing price on March 31, 2021, the last business day of the most recently completed second fiscal quarter, was $460.3 million.
The number of shares of Common Stock outstanding as of December 6, 2021 was 35,491,056.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to its 2022 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

INDEX

Unless the context requires otherwise, references in this report to "we," "us," the "Company" and "our" refer to Liquidity Services, Inc. and its subsidiaries.

PART I
Item 1.    Business.
Overview

Liquidity Services is a leading global commerce company providing trusted marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by capturing and unleashing the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

We believe our ability to create liquid marketplaces for surplus and idle assets generates a continuous flow of goods from our sellers. This valuable and reliable flow of goods, in turn, attracts an increasing number of buyers to our marketplaces. Increasing numbers of buyers to our marketplaces, in turn, attracts more sellers to our marketplaces which, in turn, reinforces a valuable and reliable flow of surplus assets. During the past three fiscal years, we have conducted over 1,863,000 online transactions generating $2.1 billion in gross merchandise volume or GMV. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.
During the year ended September 30, 2021, the number of registered buyers grew from 3,772,000 to 4,031,000, or 6.9%. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers. We generated GMV of $886.7 million and revenue of $257.5 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges. Our GMV has grown at a compound annual growth rate of 11.5% since 2006.
Our Machinio segment, which operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors, grew revenue 32.5% during the year ended September 30, 2021.
Results from our operations are organized into four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 16 - Segment Information to the Consolidated Financial Statements for more information regarding our segments.
Liquidity Services, Inc. (Liquidity Services, the Company) was incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.
On November 1, 2021, we acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets auctions distressed real estate for the federal government, sheriffs, county tax-collectors, financial institutions and real estate funds. See Note 17 - Subsequent Events for more information regarding this transaction.
Industry Overview
While a well-established forward supply chain exists for the procurement of assets, many manufacturers, retailers, corporations and government agencies have recognized the growing need for strategic reverse supply chain solutions. For example, research from Worldwide Business Research found the global reverse supply chain market generated $415.2 billion in 2017 and is expected to reach $604 billion by 2025, growing at a CAGR of 4.6% from 2017 to 2025.
The retail industry, as indicated by an Appriss Retail report in 2020, estimates that approximately $428 billion of merchandise is returned on an annual basis, representing almost 11% of total sales. Liquidity Services estimates that at least $90 billion of these returns are moved through secondary markets, with the remaining volume returning to retailer shelves or being sold through discount retailers.
Estimates based on Bureau of Economic Analysis (BEA), U.S. Census, and World Bank reports, indicate that the global used equipment market is valued at approximately $350 billion.

Assets handled by reverse supply chain solutions generally consist of retail customer returns, overstock products and end-of-life goods or capital assets from both corporate and government sectors. The supply of surplus and idle assets in the reverse supply chain results from a number of factors, including:
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
•Increasing focus by corporate and government agencies to seek green solutions for surplus assets.  Many organizations appreciate the growing need to be environmentally friendly by improving their management of end-of-life or surplus goods, including the need to repurpose or efficiently redistribute surplus and capital assets to minimize waste and maximize value for themselves and the communities they serve.
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
Our Solution
Our solution comprises e-commerce marketplaces, self-directed auction listing tools, and value-added services. Our marketplaces and services provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 4 million buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, and self-directed service tools to efficiently manage sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

Through our relationships with our sellers, we provide our buyers convenient access to a substantial and continuous flow of surplus and salvage assets. Buyers can find products in over 600 categories in lot sizes ranging from full truckloads to pallets, packages and individual items. Our solution combines leading e-commerce marketplaces with integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers a convenient method for sourcing surplus consumer goods and electronics, commercial capital assets, industrial equipment, energy equipment, biopharma assets and real estate. We continually look for new categories in which we can expand our presence. For any given asset, our buyers have access to a detailed product description, product manifest, digital images, relevant transaction history regarding the seller, and, where appropriate, the shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become an important source for surplus and salvage assets for many of our professional buyers and end-users.

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of September 30, 2021, we had 4,031,000 registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of buyers. During the year ended September 30, 2021, we had approximately 2,279,000 auction participants in our online auctions. During fiscal 2021, we grew our registered buyer base by 6.9% or 259,000. None of our buyers represented more than 10% of our revenue during the year ended September 30, 2021. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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
Integrated and comprehensive solution
Our marketplaces provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus and salvage assets. We offer marketplaces with full-service and self-directed solutions. Our self-directed solutions provide transaction settlement and marketing support while allowing sellers undertake the work of photographing, cataloging, and building auctions.

Our value-added services simplify the sales and supply chain processes for our sellers and improve the utility of our marketplaces for our buyers. For corporate and certain government sellers, we provide sales, marketing, logistics and seller support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and reverse supply chain for our sellers, reducing complexity while providing the ability to optimize the seller's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the sale proceeds, less our portion of such proceeds and/or our commissions or fees, after the sale is completed. In response to feedback from our sellers, we have learned that our sellers prefer bespoke returns process management or return to vendor solutions tailored to their own systems, and accordingly, we shifted focus from developing SaaS solutions to refining our own internal returns management processes that we use to serve our sellers.
We have also expanded our capabilities to process individual items, pallets, less-than-truckload (LTL) and full-truckload (FTL) auctions. This provides our retail sellers with flexible solutions that can scale to solve their unique liquidity challenges while leveraging our various retail channels to maximize their recovery value.
Our buyer services include intelligent alerts, search tools, dynamic pricing, shipping and delivery where available, secure payment, live buyer support and dispute resolution to enable effective methods to source assets for their businesses.
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
Faster transaction cycle times for our sellers and buyers
We believe our marketplace solutions allow our sellers to complete the entire sales process more rapidly than through other liquidation methods by reducing the complexities in the reverse supply chain and utilizing our multi-channel strategies to optimize recovery and velocity. As a result, our sellers can reduce surplus or less valuable inventory quickly, generate additional working capital and reduce the cost of carrying unwanted assets. We provide a complete solution to enable professional buyers of any size throughout the world to purchase assets efficiently. For these buyers, we provide a broad range of services to give them the information necessary to make an informed bid and ensure they quickly and efficiently receive the goods purchased.
Solutions that promote sustainability for improved corporate/government stewardship

Our pioneering e-commerce marketplace solutions continue to power the circular economy and our triple bottom line, which benefits businesses, communities, and the environment. We achieve this through our safe and effective resale and redeployment of surplus assets; our reduction of waste; and by creating markets for items that might otherwise have been landfilled. Some of the world's largest forward-thinking corporations and government agencies have enhanced their stewardship of communities and the environment by utilizing our services and selling their surplus assets through our marketplaces.

Technology, data & analytics enhance our services and solutions for buyers and sellers

We continue to make strategic investments in our technology capabilities. Aligning the capabilities of our auction platforms with the Company’s unique, vertical-specific knowledge has enabled us to develop our newest marketplace, AllSurplus. This platform provides an aggregated view of all assets available globally in our government and commercial sectors, and retail assets for select local markets. By coupling an intuitive, mobile-optimized design with site search and recommendations driven by machine learning, the platform is optimized to assist buyers in quickly finding the assets that meet their needs. Our sellers benefit from the unique nature of our unified platform by having their assets available, simultaneously, on multiple marketplaces while guaranteeing the integrity of the cross-site auction bidding. Placing the assets on multiple sites enables the marketing organization to directly target unique buyer segments that resonate with an asset’s unique audience niche.

Our data infrastructure and analytics continue to provide near real-time operational insights. By coupling our click-stream data and bid activity with our campaign activity, the marketing organization leverages a feedback loop that increases campaign effectiveness and optimizes spend.

Our Strategy
The focus of our growth strategy is to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet. Our strategic plan rests on four pillars, that we refer to by the acronym RISE, which pillars are as follows: (1) Recovery maximization; (2) Increase volume; (3) Service Expansion; and (4) Expense Leverage.

R Recovery Maximization

I Increase Volume

S Service Expansion

E Expense Leverage

Recovery Maximization
Based on feedback from our sellers, we believe recovery maximization is the single most important driver to attracting sellers to our marketplaces. We believe that the key to achieving higher net recovery is, in turn, driven by attracting buyers to our marketplace which we believe that we do through technology and innovation that improves the buyer experience across our network of marketplaces. An improved buyer experience drives growth in our buyer base which will, in turn, improve recovery rates for our sellers.
Increase Volume
We intend to grow the volume of transacted surplus on our marketplaces with flexible service offerings and pricing models to meet the needs of existing and new sellers. We have expanded our self-directed service model to allow commercial sellers that do not require a full-service solution to leverage the power of our marketing and online marketplaces to drive buyer demand for their assets. This approach allows us to more completely penetrate the total addressable market by better meeting the needs of small and mid-sized organizations, equipment dealers, and organizations with lower volume needs. We also anticipate increasing volume by placing a greater focus on certain categories, including construction and heavy equipment. We intend to grow our volume within the retail supply chain by leveraging the self-directed service model. We will continue to provide flexible pricing models that allow our sellers to use either a consignment or a principal-based model.

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

Expense Leverage

We intend to improve operating expense leverage by controlling costs and through technology innovation that increases productivity. We have simplified and streamlined our operations and consolidated business processes and systems, which has reduced our fixed costs and improved scalability. We have developed and will leverage a unified marketing organization to improve our seller and buyer marketing productivity by increasing the number of sellers using our platform and by driving increased volumes of highly targeted buyers to our marketplaces.

Future State

In sum, we intend to deliver a more diversified, asset light business with recurring revenue that focuses on profitability while growing a solid foundation for long-term growth. As we continue to drive organic growth in GMV and revenues, grow our asset light technology enabled services, and build more recurring revenue, we believe our long-term value and ability to serve our sellers and buyers will grow.

Our Marketplaces
Our network of marketplace brands serves buyers and sellers in numerous industries across hundreds of product categories.

Segment	Marketplace Brands	Primary Offering
Consolidated	ALLSURPLUS	Aggregated items from our entire network of marketplaces in a single destination.
GovDeals	GovDeals	Municipal surplus items from local and state government entities.
	bid4assets	Distressed real estate and personal property from government entities and financial institutions.
Retail Supply Chain Group (RSCG)	Liquidation.com	Consumer goods and excess retail inventory in pallet or truckload quantities from retailers and manufacturers.
	ALLSURPLUS DEALS	Consumer goods and excess retail inventory in individual quantities available for local pickup in select regions.
	secondipity	Consumer goods and excess retail inventory in individual quantities available for immediate purchase.
	Multiple third-party storefronts	Consumer goods and excess retail inventory in individual quantities sold via storefronts on third-party marketplaces.
Capital Assets Group (CAG)	GoIndustry DoveBid	Manufacturing surplus and idle capital assets or equipment from enterprise corporations spanning numerous industrial and biopharma categories.
	Network INTERNATIONAL	Energy surplus and idle equipment from oil, gas, petrochemical, and power generation industries.
Machinio	machinio	Search, advertising, and management platform for machinery and used equipment.
	machinio ADVERTISING	Listings, advertisements, and promotions for machinery and used equipment.
	machinio SYSTEM	Software as a service for machinery and used equipment businesses.

Our e-commerce marketplaces are efficient and convenient methods for the sale of surplus and salvage consumer goods and capital assets in over 600 product categories including consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, real estate, energy equipment, industrial capital assets, heavy equipment, fleet and transportation equipment and specialty equipment. They are designed to address the particular requirements and needs of buyers and sellers. We operate and enable several marketplaces, including the following:
•Our Liquidation.com marketplace enables corporations located in the United States and Canada to sell surplus and salvage consumer goods and retail capital assets. This leading B2B marketplace and our related value-added services are designed to meet the needs of our sellers by selling their surplus assets to domestic and international buyers.

•Our GovDeals marketplace provides self-directed service solutions in which sellers list their own assets, and enables local and state government entities including city, county and state agencies, located in the United States and Canada to sell surplus and salvage assets. GovDeals also offers a suite of self-directed solutions that include transaction settlement and buyer marketing.

•Our AllSurplus marketplace, launched in fiscal 2020, leverages our 20 years of experience in the online surplus industry to create a centralized marketplace that connects our entire global buyer base with assets from across our network of marketplaces in a single destination. The AllSurplus platform will continually evolve as we enhance our marketplace technology and add new seller and buyer services.

We also provide a global search, advertising, and inventory management platform that connects dealers and sellers of used machinery and equipment in the construction, machine tool, transportation, printing, and agriculture sectors with interested buyers through our Machinio segment.

Besides these leading business-to-business marketplaces, we recognize the need to reach end users for some assets our sellers have entrusted to us. We have developed the capability to sell products on our sellers' behalf directly to end-users and/or consumers using a range of existing marketplaces. In 2021, AllSurplus Deals was born as an expansion of the core platform enabling a hyper-localized direct to consumer experience. AllSurplus Deals provides a convenient, local pickup solution connecting our retail supply directly to consumers in our target markets.

In addition to our e-commerce marketplaces, we have dedicated sales teams supporting the needs of our established global buyer base that seeks items in larger quantities than are offered through our standard auction platforms. These range from a single truckload to ongoing flows of goods for export anywhere in the world, where we market, handle, and support the full transaction on behalf of our buyers. We expect to continue to meet the needs of our sellers and to access a growing range of products for all buyers by enhancing our multi-channel strategy to ensure we create value for assets at the end of their initial product life cycle.

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
•Merchandising and Channel Optimization. Our efforts encompass the services necessary to prepare retail merchandise for a successful auction and include the following:
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

•Settlement and seller support. Settlement and seller support services are designed for successful and reliable completion of transactions and include:
◦Buyer qualification—we qualify buyers to ensure their compliance with government or seller mandated terms of sale, as well as to confirm their ability to complete a transaction.
◦Collection and settlement—we collect payments on behalf of sellers prior to delivery of any merchandise and disburse the proceeds to the seller after the satisfaction of all conditions of a sale.
◦Transaction tracking and reporting—we enable sellers and buyers to track and monitor the status of their transactions throughout the sales process. We support the successful completion of each transaction on behalf of the buyer and seller. We provide a range of comprehensive reporting services to sellers upon the completion of a transaction. Our invoicing and reporting tools can be integrated with the seller's information system, providing a more efficient flow of data.
◦Seller support and dispute resolution—we provide full support throughout the transaction process and dispute resolution for our buyers and sellers if needed.

•Buyer services.  Many of the services we provide to sellers also benefit buyers by providing them with the information to make a more informed bid and by delivering the goods they purchased. Our buyer-focused services include:
◦Intelligent alerts and recommendations—we notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to ensure informed recommendations whenever we identify a product that fits a buyer's preference. We will alert our buyers based on their preferences when auctions are initially launched or nearing conclusion and based on various other parameters to enable our buyers to see relevant products.
◦Search and navigation tools—buyers can search our marketplaces for products based on a variety of criteria and personalized settings, including product category, keyword, lot size, product condition, product geographic location and auction ending date.
◦Dynamic pricing tools, product information, and shipping quotes—we offer multiple dynamic pricing tools including outbid notification, automated bid agent and automatic auction extension. In addition, we provide buyers the information they need to make informed decisions, including product data, seller performance, and online shipping quotes to help understand their landed cost.
◦Broad and flexible range of shipping/pick-up options—we can provide packaging and shipping services for many transactions, whether it is a small item or container loads for export, including buyer pick-up at our premises, for the majority of transactions, or support buyer arranged transportation.
◦Secure settlement and buyer support—besides qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, which enhances buyer confidence. In addition, we provide full reliable buyer support throughout the transaction process.
Sales and Marketing
We use sales and marketing activities to acquire and manage our seller and buyer accounts. Our sales activities are focused on acquiring new sellers and expanding existing sellers' use of our solutions. Our marketing activities are focused on acquiring and activating new buyers and increasing existing buyers' participation. Our marketing team also manages our marketplace brands and drives seller lead generation efforts that support the sales team.
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
Marketing
We use a variety of online and traditional marketing strategies to attract and activate buyers to maximize the number of bidders participating in our e-commerce marketplaces as well as to support our sales team:
•Buyer acquisition.  We utilize marketing automation and digital marketing, including paid search advertising, search engine optimization, affiliate programs and cross promotion to acquire new buyers. We supplement this online marketing with special event print media, classified advertisements and selected direct mail campaigns. Public relations campaigns, participation in trade shows and speaking engagements also complement our overall buyer acquisition efforts.
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
All marketing activities are evaluated based on the level of auction participation in our marketplaces, the cost to acquire new participants, and the cost effectiveness of each action.
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
•a scalable back office that enables buyers and sellers to efficiently manage transactions among remote business users by utilizing account management tools, including payment collection, invoicing management, shipping and transaction settlement; and

•an input/output agnostic platform, including Application Programming Interface or other conduits that enable us to integrate seamlessly with partner enterprise applications of sellers and third-party service providers.

We have designed our websites and supporting infrastructure to be robust and to support new services and increased traffic. Our servers are fully managed and hosted by Amazon Web Services and Microsoft Azure Public Cloud Platforms. Our applications are designed with resiliency and fault tolerance in mind. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no financially material service interruptions on our e-commerce marketplaces.
Our applications support multiple layers of security, including password-protected logins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We devote resources to protecting our systems from intrusion.
Further, we devote resources to continuous improvement of our technology and IT infrastructure. In fiscal 2021, we continued to expand the capabilities of our flagship e-commerce platform, AllSurplus, to enable support for direct-to-consumer transactions. This expansion of the platform, AllSurplus Deals, provides a hyper-localized selling platform connecting our retail supply with customers in specific geographies. The key features of this expansion include:
•dedicated, location specific shopping experience
•mobile optimized, curbside pickup solution that informs and engages customers through each step of a contactless pickup experience
•channel integration with retail warehouse systems providing additional sales channel to localized retail partners
Additionally, we introduced the following new features:
•Updated payment processor integration further enhancing our payment processing capabilities and reducing risk
•Automated buyer payment reminders
•Enabled buyers to easily find assets listed by government sellers on the AllSurplus marketplace
•Enhanced the buyer Saved Search experience increasing use of the daily emails and adding click tracking
•Updated the AllSurplus URLs structure to support SEO friendly URLs enabling better site discovery and more organic traffic
For our existing marketplaces we continue to deploy new capabilities to improve the customer experience. Liquidation.com’s truckload purchase experience has been expanded to provide more robust manifest and ship quoting information, enabling our buyers to make more informed bid decisions.
Our core back-office infrastructure is flexible by design. In response to the continued COVID-19 travel restrictions and shelter-in-place orders, we continued to leverage the remote work capabilities we had previously made in VoIP telephony, collaboration software, mobile device support, cloud-based enterprise services, as well as ‘always on’ VPN technology. These investments enable a global, remote workforce to service our customers’ needs regardless of location.
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
Buyer relations
Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments and resolving disputes. Our websites contain extensive information about buying through our e-commerce marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently asked buyer questions and an indexed help section. Buyers can contact a buyer support service representative by live chat and e-mail or phone if they need additional support.

Shipping logistics
Our shipping logistics group manages and coordinates inbound and outbound shipping of merchandise for sellers and buyers of our Retail services. We offer, as part of our value-added services, integrated shipping services using our own fleet or multiple vetted and pre-qualified carrier partners. In addition, our shipping coordinators monitor the performance and service level of our network of carriers to help ensure speed and quality of service.
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
Our Vendor Contracts with Amazon.com, Inc. and the United States Department of Defense
Our RSCG segment has multiple vendor contracts with Amazon.com, Inc., under which we acquire commercial merchandise to sell under the purchase model. The commercial merchandise we purchased under this contract represented 60.7%, 55.1% and 43.6% of consolidated cost of goods sold for the years ended September 30, 2021, 2020 and 2019, respectively.
DoD agreement.  Historically, we had a material vendor contract with the Department of Defense (DoD) referred to as the Scrap Contract. The contract results were included in the results of our CAG segment.
•Scrap Contract.  Under the Scrap Contract, which concluded on September 30, 2019, we acquired, managed and sold all non-electronic scrap property of the DoD turned into the Defense Logistics Agency (DLA), and paid the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. Scrap property generally consisted of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bore all of the costs for the sorting, merchandising and sale of the property. The resale transactions for scrap property sourced under this contract followed the purchase model. Resale of scrap property that we purchased under the Scrap Contract accounted for 7.4% of our total revenues and 2.6% of our GMV for the year ended September 30, 2019.

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
Intellectual Property
We regard our intellectual property, particularly domain names, copyrights and trade secrets, as critical to our success. We rely on contractual restrictions and common law copyright and trade secret laws to protect our proprietary rights, know-how, information and technology. These contractual restrictions include confidentiality and non-compete provisions. We generally enter into agreements containing these provisions with our employees, contractors and third parties with whom we have strategic relationships. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. We are the registered owners of several Internet domain names, including www.allsurplus.com, www.liquidation.com, www.govdeals.com, www.networkintl.com, www.secondipity.com, www.go-dove.com, and www.machinio.com. We pursue the registration of our trademarks in the U.S. and internationally. Effective patent, copyright, trademarks, trade secret and domain name protections are expensive to maintain, and we may have to litigate to enforce our intellectual property rights. We seek to protect our domain names in an increasing number of jurisdictions and may not succeed in certain jurisdictions.

Human Capital Management

In order to achieve our goal to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet, it is crucial that we attract, develop and retain employees who deliver outstanding performance. To do so, we strive to make LSI a rewarding place to work and an environment where we promote diversity, equity, and inclusion. As of September 30, 2021, we had 614 employees worldwide, of which 90% were located in North America, 7% in the EMEA region, and 3% in the Asia-Pacific region. We also utilize temporary workers to augment staffing during peak business cycles and to fill certain open positions on a temporary basis.
Diversity, Equity, and Inclusion
We believe our employees are key to achieving our business goals and growth strategy. Our human capital objective is to attract, retain, develop, and motivate talented employees. We use online search tools, specialized recruiting firms, employee referral programs, job postings in various media platforms, and university recruiting to identify and attract talented candidates. By doing so, we aim to leverage the variety of skills and perspectives inherent in a diverse workforce, improve our problem-solving abilities, and bring innovative solutions to a wider range of clients and customers.
Health and Well-Being
We value the health and well-being of our employees and provide generous benefit options to our employees and their families. Our plans are designed to enhance employee wellness by focusing on health, financial security, life, and learning. Our health benefits include multiple medical plans, dental and vision coverage. In the US, we pay a significant portion of the benefit premiums related to our health benefits. Employees are offered certain benefits at no charge to them or their families, e.g., Life and AD&D insurance, short- and long-term disability insurance, and Health Savings Account contributions. The financial security benefits program includes a 401(k) plan with discretionary employer match and access to health savings accounts and health and dependent care flexible spending accounts. Our life program provides a range of insurance products and employee assistance programs. Internationally, we also offer a variety of benefit plans customized to reflect local conditions. Our learning and development programs include tuition support for employees and a global training and development program that focuses on leadership development, as well as training in various topics including diversity, anti-harassment, ethics, and regulatory compliance.
COVID-19 Response
In fiscal 2021, our ongoing focus on workplace safety and regulatory compliance has enabled us to maintain business continuity while promoting a safe work environment during the COVID-19 pandemic. Protecting the health and safety of our employees and their families has been a priority throughout the COVID-19 pandemic. In March 2020, all employees who could work remotely began working from home. Many of these employees continue to work remotely. To help prevent the spread of COVID-19 and protect the safety of our frontline employees, all our facilities are thoroughly cleaned regularly, and we implemented safety measures, including mask and social distancing requirements, in accordance with the U.S. Centers for Disease Control and Prevention and the World Health Organization guidelines. We also educated employees on how they can help keep themselves, their families, and coworkers safe. Our safety measures have helped us to avoid COVID-19 spread among our employees.
Culture and Community
LSI’s culture is rooted in our core values and aligned to the company’s strategic framework. We reinforce, monitor, and assess our culture through a variety of programs which include performance management, succession planning, and employee engagement surveys, all of which serve to further our human capital objectives. Each of our team members is part of our global initiative to make a difference in the communities where we live and work. We engage with our local communities across the globe. Supporting community outreach, disaster relief, zero-waste initiatives, youth mentoring, military families and veterans, and access to higher education.
Sustainability Efforts
At our core, LSI strives to benefit businesses, communities, and the environment through our marketplaces which enable the continued use of surplus and salvage assets that may otherwise wind up in landfills. These efforts extend to our employees as well, where our remote work structure for applicable employees has enabled lower expended energy and emissions from both transportation-related activities and operations across our real estate portfolio.
Available Information
Our annual, quarterly, and current reports, proxy statements, amendments to those reports and other information are provided free of charge on our website www.liquidityservices.com, as soon as reasonably practicable after we electronically file these materials with or furnish them to, the Securities and Exchange Commission (the SEC). We use our website as a channel of distribution for material company information. We post important information, including news releases, analyst presentations, investor presentations, and financial information regarding the Company at www.liquidityservices.com and www.investors.liquidityservices.com.
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

Item 1A.    Risk Factors.
You should carefully consider the risks described below, together with all of the other information in this Annual Report, including the consolidated financial statements and related notes, before making an investment decision regarding our common stock. If any of the following risks occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only significant risks we may face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Business and Operating Risks

The success of our business depends on our ability to source a sufficient supply of assets from sellers to attract and retain active professional buyers; then more buyers attract more sellers in a virtuous cycle of growth.

Our ability to increase our revenue and earn profits depends on whether we can successfully retain existing sellers, attract new sellers, expand the supply of assets available for sale on our e-commerce marketplaces and, at the same time, attract and retain active professional buyers to purchase the assets in the categories we sell. Our ability to attract enough quantities of suitable assets and buyers with suitable interests in those assets will depend on various factors, some of which are out of our control. These factors include our ability to:

•offer sellers liquid marketplaces for their assets;
•offer buyers desirable assets;
•develop and implement effective seller and buyer marketing strategies;
•comply with regulatory and corporate seller requirements affecting marketing and disposition of certain assets;
•efficiently catalogue, handle, store, ship, and track deliver of assets; and
•achieve high levels of seller and buyer satisfaction.

Failure to continue to offer competitive assets to the marketplace, to supply assets that meet applicable regulatory requirements, or to predict market demands for, or gain market acceptance of, such assets, would have a negative impact on our business, results of operations and financial condition.

If we do not respond to rapid technological changes or continuously upgrade our systems, we could fail to grow our business and our revenue could decrease.

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce business, particularly those that attract and retain buyers and sellers. As an e-commerce company, we must continuously improve and upgrade our technology, transaction processing systems and network infrastructure to allow our operations to grow in both size and scope. Without such continuous improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, assets, and enhancements. The e-commerce industry is rapidly changing. If competitors introduce new assets and services using new technologies or if new industry standards and practices emerge, our existing online marketplaces and our proprietary technology and systems may become obsolete. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational, and technical resources, with no assurance our business will grow as a result. If we fail to respond to technological change or to adequately maintain, expand, upgrade, and develop our systems and infrastructure promptly, our ability to grow could be limited and our revenue could decrease.

We may not realize the anticipated benefits from our recent initiatives.

We expect that our recent initiatives will increase our efficiency and productivity, the functionality of our marketplaces and our cross-selling opportunities, as well as decrease the cost of our systems infrastructure, all of which we expect will drive our scale and growth and have a positive effect on our business, competitive position, and results of operations over time. Many of our previous operating and financial systems have been recently replaced, and if these new systems do not operate as expected, we may have to incur significant additional costs and delays to modify them. We cannot assure you that these initiatives will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings and other improvements will be realized as anticipated or at all. If our initiatives are not implemented successfully and within budget, or if our systems do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations, as well as divert management resources. Similarly, if our buyers and sellers fail to accept our new platform or our new unified process for handling transactions across our marketplaces, it could materially adversely affect our business and results of operations.

The information technology and digital marketing improvements that are core to our RISE strategy place a significant strain on our management, operational, financial and other resources.

We continue to decommission non-scalable legacy IT platform technology with modular technology including key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire company. Our AllSurplus marketplace launched during Fiscal Year 2020 and has continued to receive regular capability updates as we leverage customer feedback and data analytics to optimize the user experience. Our AllSurplus marketplace is designed to provide our buyers with access to all the property available in our CAG and GovDeals marketplaces, provides a common account experience for sellers and simplifies our operations. We are now expanding our AllSurplus marketplace to include an online, direct-to-consumer channel for returned and overstock inventory from retailers and manufacturers. This expansion of our AllSurplus marketplace capabilities places significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. Iterative information technology and digital marketing improvements require management time and resources to educate employees, redesign internal processes and implement new ways of conducting business with our sellers and buyers. If we do not effectively manage improvements to our marketplaces, including consolidation of our GoIndustry DoveBid marketplace onto our AllSurplus marketplace, digital marketing and data driven improvements or the timing, costs, and adoption by sellers and buyers, it could negatively affect our business and our operating results, as well as damage our reputation and our prospects. In addition, the dedication of resources to sustain and enhance our existing sites constrains the ability to undertake transformation initiatives focused on growth opportunities. The continuous improvement of our new aggregated marketplace initiative limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our internal systems.

We have vendor contracts with Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our purchased inventory, and if our relationship with Amazon is disrupted, we would experience a significant decrease in revenue and income.

We have multiple vendor contracts with Amazon.com, Inc., under which we acquire then resell assets. The property we purchased under these contracts represented approximately 60.7%, 55.1% and 43.6% of cost of goods sold for the years ended September 30, 2021, 2020 and 2019, respectively. If Amazon stopped selling inventory to us on acceptable terms or adversely changed the mix and quantity of the inventory that we purchase from Amazon, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, and would therefore experience a significant decrease in revenue and have difficulty generating income.

If we do not retain our senior management and other highly skilled employees, we may not achieve our business objectives.

Our future success, including our ability to successfully implement recent initiatives, depends substantially on the continued service of our senior management and other key personnel, particularly William P. Angrick, III, our Chairman and Chief Executive Officer. We do not have key-person insurance on any of our officers or employees. Losing any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise or know-how, lead to unanticipated recruitment and training costs and make it more difficult to operate our business and achieve our business goals. Our future success also depends on our ability to continue to attract, retain and motivate highly skilled employees, particularly employees with technology, sales, marketing, operations and administrative technical expertise. Competition for employees in our industry is intense. We have experienced occasional difficulty in attracting personnel to support the growth of our business, and we may experience similar difficulties. If we cannot attract, assimilate and retain employees with the skills we require, we may not grow our business and revenue as expected and we could experience increased turnover, decreased levels of buyer and seller service, low morale, inefficiency or internal control failures.

We rely on attracting, training and retaining highly qualified employees at our RSCG warehouses and a loss of RSCG warehouse employees could adversely impact our business, financial condition and results of operations.

We must attract, train and retain a large and growing number of qualified employees in our RSCG warehouses while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, including the continuing impacts of the Pandemic, regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

Some of our other current and potential competitors have longer operating histories, larger seller and buyer bases, greater brand recognition and greater financial, marketing, and other resources than we do. They may devote greater financial resources to marketing and promotional campaigns, secure better terms from sellers and vendors, adopt more aggressive pricing or inventory availability policies and devote substantially more resources to technology and infrastructure than we do.

During the course of the Pandemic, several of our competitors were driven to upgrade aspects of their core information and marketing technology stacks. This heightened focus on e-commerce has increased the competition we face. If this competition continues to intensify, it may become progressively more difficult to attract enough buyers and sellers to our marketplaces to sustain growth without significant increases in resources.

In some countries, we have competitors that may have a better understanding of local culture and commerce. We increasingly may compete in other countries with local competitors that have advantages we do not, such as a greater ability to operate within the local regulatory environment.

In addition, we may face competition from certain of our retail clients. For example, a retail client may invest in its warehouse operational capacity to handle higher volumes of online returns which may cause such retailer to send us a reduced volume of returned merchandise or a product mix that is lower in value due to the removal of high value returns.

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

We use software licensed from third parties, including some open-source software that we use without charge. We use, among others, the following licensed or open-source software: Akamai, Algonomy, Amazon Web Services, Google, Heroku, HubSpot, Jenkins, LeaseQuery, Liferay, Microsoft, MuleSoft, MySQL, Oracle and Red Hat Enterprise Linux Software, and we may use additional open-source software. Licenses to third party software may not continue to be available on terms that are acceptable to us, or at all.

Our inability to use third-party software or to enter into agreements on acceptable terms with providers of cloud-based solutions could cause disruptions to our business, or delays in developing future services or enhancements of existing services, which could impair our business. In addition, the terms of certain open-source software licenses may require us to provide modified versions of the open-source software or any proprietary software that we develop that incorporates all or a portion of the open-source software to others on unfavorable license terms consistent with the open-source license term. If we must license our proprietary software under the foregoing, our competitors and other third parties could obtain access to our intellectual property, which could harm our business.

Certain aspects of our marketing technology depend on third parties over whom we have no control.

Obtaining organic search engine traffic from Google is a significant traffic driver for our marketplaces. If Google modified the search engine algorithms that control our page rankings, we may experience a significant negative impact on the traffic coming to our marketplaces. A decrease in traffic would reduce the number of new buyers and sellers on our marketplaces and could harm our business.

Additionally, our marketing technology relies heavily on our ability to track our promotional campaign performance across marketing channels (i.e., email, search engines, social media and third-party banner ads). If industry leading software browsers, such as Google Chrome or Apple Safari, disable user analytics tracking or other similar capabilities, our ability to track our promotional campaign performance could be affected, which could in turn prevent us from fully optimizing the marketing spend associated with our promotional campaigns. Like many other e-commerce marketplaces, Apple’s recent upgrades to provide greater transparency as to Identifier for Advertisers (IDFA) has with respect to some categories of assets made it harder and more expensive for us to target customers with the interest in purchasing those categories of assets.

We are required to maintain the privacy and security of personal and business information amidst multiplying threat landscapes and in compliance with privacy and data protection regulations globally. Failure to do so could damage our business, including our reputation with sellers, buyers and employees, cause us to incur substantial additional costs, and become subject to litigation and regulatory action.

Increased security threats and more sophisticated cyber misconduct pose a risk to our e-commerce marketplaces, information technology systems, networks, and services. We rely upon IT systems and networks, some of which are managed by third parties, in connection with virtually all of our business activities. Additionally, we collect, store and process information relating to our business, sellers, buyers and employees. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Losing confidential seller or buyer information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our users’ confidential information, we may lose the ability to retain existing, and attract new, sellers and buyers, and therefore our revenue could decline. Increased remote work due to the Pandemic has also increased the possible attack surfaces. Threats designed to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have emerged as particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency for the Company. While we train our employees as part of our security efforts, that training cannot be completely effective. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. It is possible that our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host confidential information, could have vulnerabilities, which could go unnoticed for a period of time. While our cybersecurity and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information or other property. We currently expend, and we may be required to expend significant additional capital and other resources, to protect against such security breaches or to alleviate problems caused by such breaches. Our insurance coverage may be inadequate to compensate us for any related losses we incur.

An interruption in the operations of our buyer and seller support service system or our warehouse distribution centers could significantly harm our business and operating results.

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

If we fail to accurately predict our ability to sell assets in which we take inventory risk and credit risk our margins may decline.

Under our purchase transaction model, we purchase assets and assume the risk that the assets may sell for less than we paid for it. We assume general and physical inventory and credit risk. These risks are especially significant because some of the goods we purchase and resell on our websites are impacted by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory or industrial equipment when manufacturing facilities or campuses close. In addition, we do not typically receive warranties on the assets we purchase and, as a result, we must resell or dispose of any returned goods on an as-is basis, which limits the types of buyers willing to purchase our assets. To manage our inventory successfully, we must maintain enough buyer demand to sell assets for a reasonable financial return. We may overpay for the acquired assets if we miscalculate buyer demand or the acquired assets is not as desirable as we predicted. If assets are not attractive to our buyer base, we may have to take significant losses resulting from lower sale prices, which could reduce our revenue and margins.

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

As we grow our business, we may increase the assets we purchase directly from sellers, resulting in increased inventory levels and related risks, including increased risk of losses on the sale of the inventory acquired. Any such increase would require the use of additional working capital and any funds so used would not be available for other purposes.

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
•entry into, or the modification, termination or expiration of, contracts;
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

We have expanded our business in part through acquisitions such as the most recent acquisition of Bid4Assets, Inc. We may continue to do so. The success of any future growth strategy involving acquisitions will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in connection with a potential acquisition but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including our ability to successfully integrate the acquired businesses and operations with our other businesses and realize the anticipated benefits of the acquisitions. If we cannot achieve these objectives in a cost-effective and timely manner, we may not realize the anticipated benefits of the acquisition or it may take us longer to realize the benefits of the acquisition than we expect. Acquired operations outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

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

Our international activities are significant to our revenues and profits, and we may continue to expand internationally, including through acquisitions, organic growth and through joint ventures or strategic alliances with third parties. We are required to comply with the laws of the countries or markets in which we operate. In addition, because our services are accessible worldwide and facilitate the sales of goods and provide services to users worldwide, one or more jurisdictions may claim that we or our users are required to comply with their laws based on the location of our servers, or one or more of our users, or location of the assets or service being sold or provided.

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
•restrictions on sales or distribution of certain assets or services and uncertainty regarding liability for assets and services, including uncertainty because of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the enforcement of intellectual property rights;
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

The global spread of COVID-19 (the “Pandemic”) and related measures to contain its spread (such as government mandated business closures and shelter in-place guidelines experienced in Q2 and Q3 of FY2020) have created significant volatility, uncertainty and economic disruption. Although the Pandemic and the related measures to contain its spread have not had a material adverse effect on our consolidated results of operations to date, they have adversely affected certain components of our business, particularly revenues during times and in places in which governments ordered business and governmental closures and issued the most restrictive shelter in-place guidelines. The extent to which the Pandemic impacts our business, results of operations, financial condition and liquidity in the future will depend on numerous evolving factors that we cannot predict, including the severity and duration of future mutations or related variants of the virus in areas in which we operate for which there may not be an effective vaccine.

Global and regional economic conditions.

Our operations and performance depend significantly on global and economic conditions. Adverse economic conditions and events include, but are not limited to, uncertainties and instability due to the Pandemic and its impact on global macroeconomic economic trends. These conditions could have a material adverse effect on our business by reducing the ability of international buyers and sellers to conduct businesses due to travel restrictions impacting the ability of: sellers and their agents to travel to prepare assets for sale; buyers travelling to inspect assets; sellers and buyers completing international transactions requiring assets to cross export and import border control points; and the overall willingness of sellers and buyers to decommission capital assets and engage in cross-border transactions. Separately, any factors that reduce cross border trade or make such trade more difficult could harm our business. Increasing costs, such as increasing tariffs and trade wars between nations, may make international trade less profitable and adversely affect our global business.

Legal and Regulatory Risks

We face legal uncertainties relating to the internet in general and to the e-commerce industry in particular and may become subject to costly government regulation.

The laws and regulations related to the internet and e-commerce are evolving. These laws and regulations relate to issues such as user privacy, freedom of expression, pricing, fraud, quality of assets and services, taxation, advertising, intellectual property rights and information security. Laws governing issues such as property ownership, title registration, security interests in assets, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity and personal privacy could also affect our business. Laws adopted prior to the advent of the internet may not contemplate or address the unique issues of the Internet and related technologies and it is not clear how they will apply. Current and future laws and regulations could increase our cost of doing business and/or decrease the demand for our services.

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

Certain categories of assets sold on our marketplaces are subject to government restrictions.

We sell assets, such as scientific instruments, information technology equipment and aircraft parts, that is subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control Regulations. These restrictions prohibit us from selling property to (1) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (2) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes.

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

We may be subject to product liability claims if people or property are harmed by the assets we sell.

Some assets we sell through our e-commerce marketplaces may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may be the subject of product recalls or other actions. Our exposure to product liability claims may be increased if, for example, the manufacturers of the relevant assets do not have enough protection from such claims. Defense of any such actions could be costly and involve significant time and attention of our management and commitment of other resources, may cause us to incur monetary liabilities or penalties, and may require us to change our business in ways adverse to us. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us against product liability.

Unfavorable findings resulting from audit or investigation could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.

Many of our sellers, including large commercial corporations and governmental entities, have the right to audit our performance under our contracts. Any adverse findings from audits or reviews of our performance could result in a significant adjustment to our previously reported operating results. The results of an audit could significantly limit the volume and type of assets made available to us, resulting in lower GMV, revenue and profitability. If such an audit uncovers improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions and could suffer serious harm to our reputation. Government and law enforcement agencies may also investigate our activities under contracts with commercial businesses and governmental entities. If such an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with government agencies. If, as the result of a government audit or investigation, or for any other reason, we are suspended or debarred from contracting with governments generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if any government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability could substantially decrease.

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

We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.allsurplus.com, www.secondipity.com, www.go-dove.com, www.machinio.com, www.machineryhost.com and www.bid4assets.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret and domain name protection are expensive to maintain and may require litigation to enforce. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Our competitors may adopt trade names or domain names similar to ours, impeding our ability to promote our marketplaces and possibly leading to buyer or seller confusion. In addition, we could face trade name, trademark or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or confusion related to our marketplaces could damage our reputation and negatively affect the growth of our business.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Recently completed initiatives, as well as other changes in our business (including initiatives to invest in information systems, transition particular functions to third party providers, and acquire new businesses such as Bid4Assets and Machinio) have and will necessitate modifications to our internal controls. We cannot be certain that our design for internal control over financial reporting, or any changes to be made, will enable management to determine that our internal controls are effective for any period. If we cannot conclude that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and seller and buyer perception of our business may suffer.

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

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We lease the following properties as of September 30, 2021:

Purpose	Location	Segment	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, Maryland, USA	Corporate & Other	18,412	April 30, 2023
Warehouse	Dallas, Texas, USA	RSCG	127,144	January 31, 2026
Warehouse	Plainfield, Indiana, USA	RSCG	187,704	April 30, 2024
Warehouse	North Las Vegas, Nevada, USA	RSCG	102,400	June 30, 2026
Storage Lot	West Sacramento, California, USA	GovDeals	116,305	February 28, 2023
Warehouse	Phoenix, Arizona, USA	RSCG	84,690	January 31, 2027
Warehouse	Kenilworth, NJ, USA	CAG	10,507	December 31, 2022
Administrative	Plano, Texas USA	Corporate & Other	12,234	December 31, 2021
Warehouse	Lithia Springs, Georgia, USA	GovDeals	13,000	November 24, 2021
Administrative	Montgomery, Alabama, USA	GovDeals	19,762	December 31, 2023
Storage Lot	Fontana, California, USA	GovDeals	511,830	May 31, 2022
Administrative	London, GBR	CAG	3,430	June 6, 2022
Warehouse	Brampton, Canada	RSCG	53,621	August 31, 2025
Warehouse	Las Vegas, Nevada, USA	RSCG	32,000	November 30, 2022
Warehouse	E. Brunswick, NJ, USA	CAG	4,800	December 31, 2025
Administrative	Berlin, Germany	Machinio	3,143	July 31, 2022
Administrative	Chicago, Illinois, USA	Machinio	4,298	December 31, 2021
Warehouse	Atlanta, Georgia, USA	GovDeals	47,636	May 31, 2024
In addition, we lease various administrative spaces in North America totaling 8,445 square feet and in Asia, 3,747 square feet. We also own a 420,000 square foot warehouse located in North Wilkesboro, North Carolina, USA.
Item 3.    Legal Proceedings.
From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 15 of the accompanying Notes to the Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information

Our common stock has been traded on Nasdaq Stock Market under the symbol LQDT since February 23, 2006.
Holders
As of December 3, 2020, there were approximately 6,945 beneficial holders of our common stock and 23 holders of record of our common stock.
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
9/30/2016
9/30/2017
9/30/2018
9/30/2019
9/30/2020
9/30/2021
Liquidity Services, Inc
Russell 2000
S&P Smallcap 600
Peer Group

_______________________________________________________________________________
*$100 invested on 9/30/16 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.
Copyright© 2021 Standard & Poor's, a division of S&P Global. All rights reserved. Copyright© 2021 Russell Investment Group. All rights reserved.

Issuer Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made during the three months ended September 30, 2021 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 to July 31, 2021	—	$—	—	$15.0
August 1 to August 31, 2021	461,587	23.23	461,587	4.3
September 1 to September 30, 2021	173,297	24.69	173,297	—
Total	634,884		634,884
(1)At the beginning of the fourth quarter of fiscal 2021, there was $15 million available for share repurchases under our May 3, 2021 share repurchase program expiring June 30, 2023. During the fourth quarter fiscal year 2021, repurchased $15 million of shared and had no remaining authorization under the May 3, 2021 share repurchase program. On December 6, 2021, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023.
Item 6.    [Reserved]
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
Overview
About us. Liquidity Services is a leading global commerce company providing trusted marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by capturing and unleashing the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.
We believe our ability to create liquid marketplaces for surplus and idle assets generates a continuous flow of goods from our sellers. This valuable and reliable flow of goods, in turn, attracts an increasing number of buyers to our marketplaces. Increasing numbers of buyers to our marketplaces, in turn, attracts more sellers to our marketplaces which, in turn, reinforces a valuable and reliable flow of surplus assets. During the past three fiscal years, we have conducted over 1,863,000 online transactions generating $2.1 billion in gross merchandise volume or GMV. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.
During the year ended September 30, 2021, the number of registered buyers grew from 3,772,000 to 4,031,000, or 6.9%. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers. We generated GMV of $886.7 million and revenue of $257.5 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges. Our GMV has grown at a compound annual growth rate of 11.5% since 2006.
Our Machinio segment, which operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors, grew revenue 32.5% during the year ended September 30, 2021.
Results from our operations are organized into four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 16 - Segment Information to the Consolidated Financial Statements for more information regarding our segments.
On November 1, 2021, we acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets auctions distressed real estate for the federal government, sheriffs, county tax-collectors, financial institutions and real estate funds. See Note 17 - Subsequent Events for more information regarding this transaction.

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Since May 2020, we have seen subsequent increases in GMV and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income for the third and fourth quarters of fiscal 2020, and continued throughout fiscal 2021. However, COVID-19 and its variants continue to impact the global economy and the ability to conduct cross-border commerce due to ongoing travel restrictions in various countries. At this time, the likelihood, magnitude and timing of business developments across our segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. During each quarter of fiscal 2021 including during the three months ended September 30, 2021, the Company determined that its liquidity position and working capital were more than sufficient to meet its projected needs. As discussed in Note 11 - Equity Transactions, during the year ended September 30, 2021, the Company repurchased a total of 1,591,963 shares for $31.1 million.

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

Revenues

Substantially all of our revenue is earned through the following transaction models:
Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for 56.8%, 62.0% and 65.3%, of our total revenue for the years ended September 30, 2021, 2020 and 2019, respectively. These amounts included sales of commercial merchandise sourced from multiple vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under this contract represented 60.7%, 55.1% and 43.6%, of Cost of goods sold for the years ended September 30, 2021, 2020 and 2019, respectively. The merchandise sold under our purchase transaction model accounted for 16.4%, 20.9% and 23.0%, of our GMV for the years ended September 30, 2021, 2020 and 2019.
Consignment model—fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized within the Fee Revenue line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for 36.0%, 31.8% and 29.4%, of our total revenue for the years ended September 30, 2021, 2020 and 2019, respectively, and 83.6%, 79.1% and 77.0%, of our GMV for the years ended September 30, 2021, 2020 and 2019, respectively.

Other — fee revenue. We also earn non-consignment fee revenue from Machinio Advertising sales listing subscription and Machinio System services, as well as other services including returns management, refurbishment of assets, and asset valuation services. Other revenues accounted for 7.2%, 6.2% and 5.3% of our total revenue for the years ended September 30, 2021, 2020 and 2019, respectively.
Our Vendor Agreements
Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. The property we purchased under this contract represented 60.7%, 55.1% and 43.6%, of cost of goods sold for the years ended September 30, 2021, 2020 and 2019, respectively. This contract is included within our RSCG segment. Our agreements with our other sellers are generally terminable at will by either party.
DoD agreement.  Historically, we had a material vendor contract with the DoD referred to as the Scrap Contract. This contract was included in the results of our CAG segment. Under the Scrap Contract, which concluded on September 30, 2019, we acquired, managed and sold all non-electronic scrap property of the DoD turned into the DLA, and paid the DLA a revenue-sharing payment equal to 64.5% of the gross resale proceeds. Scrap property generally consisted of items determined by the DoD to have no use beyond their base material content, such as metals, alloys, and building materials. We bore all of the costs for the sorting, merchandising and sale of the property. The resale transactions for scrap property sourced under this contract followed the purchase model.
Resale of scrap property that we purchased under the Scrap Contract accounted for 7.4% of our total revenues and 2.6% of our GMV in the year ended September 30, 2019.
Key Business Metrics
Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:
Gross merchandise volume (GMV).    GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the year ended September 30, 2021 was $886.8 million.
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
Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2021 and 2020, we had 4,031,000 and 3,772,000 registered buyers, respectively.
Total auction participants.    For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the years ended September 30, 2021, 2020, and 2019, 2,279,000, 1,899,000, and 2,085,000 participants participated in auctions on our marketplaces, respectively. Largely as a result of the wind-down of the Scrap Contract, there was a decrease in auction participants during 2020 compared with 2019.
Completed transactions.    Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the years ended September 30, 2021, 2020, and 2019, we completed 703,000, 553,000 and 607,000 transactions, respectively.
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
•The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock and stock appreciation rights to be recognized in the income statement based on their estimated fair values over the requisite vesting period. We believe adjusting for this stock-based compensation expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year to year.
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
The table below reconciles net income (loss) to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Year ended September 30,
	2021	2020	2019

Net income (loss)	$50,949	$(3,774)	$(19,260)
Interest and other income, net(1)	(76)	(577)	(1,101)
Provision (benefit) for income taxes	(23,370)	801	1,200
Depreciation and amortization	6,969	6,290	5,091
EBITDA	34,472	2,740	(14,070)
Stock compensation expense(2)	6,947	5,660	6,823
Acquisition costs and impairment of goodwill and long-lived assets(3)	1,464	5	102
Business realignment expenses(4)	5	405	1,578
Fair value adjustment to acquisition earn-out liability(3)	—	200	3,500
Deferred revenue purchase accounting adjustment	—	3	818
Adjusted EBITDA	$42,888	$9,013	$(1,249)
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
We consider the following accounting estimates to be critical: valuation of goodwill and other intangible assets (Notes 7 and 8), and income taxes (Note 10). Refer to these individually referenced notes and Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting estimates. The following discussion is a supplement to the disclosures referenced.
Valuation allowance. A valuation allowance is recorded against deferred tax assets for tax purposes if, based on the weight of all available evidence, in management's judgement it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Due to years of pre-tax losses (a cumulative three-year pre-tax loss), the Company has recorded significant valuation allowances, primarily related to net operating losses for US Federal income tax purposes.
In its assessment as of September 30, 2021, the Company has cumulative income from the past three years in the US, including six consecutive fiscal quarters of income. The Company also expects its US income in future years to realize its deferred tax assets, including realizing substantially all of its US net operating losses prior to their expiration dates. The Company considered these factors the be the most relevant to its assessment when weighing all available evidence, and concluded that it is now more-likely-than-not that its US deferred tax assets would be realized. As a result, the Company recorded a net $27.9 million reduction to its US valuation allowance, to bring the total US valuation allowance down to $0.5 million as of September 30, 2021.
In addition, the Company’s remaining $13.3 million of valuation allowances are on the deferred tax assets of in certain international jurisdictions, as negative evidence, including cumulative losses in recent years, continues to exist in those jurisdictions. See additional discussion of the valuation allowance within Note 10 - Income Taxes.
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

Income taxes. During the years ended September 30, 2021, 2020, and 2019, the Company had an effective income tax rate of (84.74)%, (26.9)% and (6.6)%, respectively, which included federal, state and foreign income taxes.

Results of Operations
The following table presents segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and gross profit margin for the periods indicated ($ in thousands):

	Year Ended September 30,
	2021	2020	2019
GovDeals:
GMV	$498,742	$325,993	$327,455
Total revenue	49,579	32,806	32,936
Gross profit	47,030	30,721	30,386
Gross profit margin	94.9%	93.6%	92.3%

RSCG:
GMV	229,290	181,473	156,096
Total revenue	158,806	136,491	127,321
Gross profit	64,564	49,727	44,967
Gross profit margin	40.7%	36.4%	35.3%

CAG:
GMV	158,736	112,384	155,855
Total revenue	39,645	29,481	60,242
Gross profit	29,324	22,714	32,679
Gross profit margin	74.0%	77.0%	54.2%

Machinio:
GMV	—	—	—
Total revenue	9,559	7,213	5,598
Gross profit	8,992	6,813	5,196
Gross profit margin	94.1%	94.4%	92.8%

Corporate & Other, including elimination adjustments:
GMV	—	—	469
Total revenue	(57)	(51)	428
Gross profit	(57)	(51)	52
Gross profit margin	NM	NM	12.2%

Consolidated:
GMV	886,768	619,850	639,876
Total revenue	257,531	205,940	226,525
Gross profit	149,853	109,924	113,280
Gross profit margin	58.2%	53.4%	50.0%
NM = not meaningful

Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Segment Results
GovDeals. Revenue from our GovDeals segment increased 51.1%, or $16.8 million, due to a 53.0%, or $172.7 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate, and an increase in recovery rates on assets sold, driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. The fiscal year ended September 30, 2020 also contained the negative impact of the economic restrictions put in place at the onset of the COVID-19 pandemic. As a result of the increase in revenues, gross profit increased 53.1%, or $16.3 million, and gross profit margin increased from 93.6% to 94.9%.
RSCG. Revenue from our RSCG segment increased 16.3%, or $22.3 million due to a 26.3%, or $47.8 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with large and mid-sized and large retailers looking to capitalize on the secular growth in online retail. Revenues did not increase at the same rate as GMV due to an increase in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 29.8%, or $14.8 million. Gross profit margin increased from 36.4% to 40.7% due to an increase in the mix of transactions conducted under the consignment model and improved recovery rates on assets sold.
CAG. Revenue from the CAG segment increased by 34.5%, or $10.2 million due to a 41.2%, or $46.4 million increase in GMV due to continued growth of our industrial and heavy equipment categories, increases in principal transactions across the EMEA and Asia-Pacific regions, and increased use of the consignment model internationally. Revenues did not increase at the same rate as GMV due to increases in transactions using partner organizations and in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, gross profit increased 29.1%, or $6.6 million. Gross profit margin decreased from 77.0% to 74.0%.
Machinio. Revenue from our Machinio segment increased 32.5%, or $2.3 million, due to an increase in subscription activity. As a result of the increase in revenues, gross profit increased 32.0%, or $2.2 million.

Consolidated Results
The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2021	2020	$ Change	% Change
Revenue	$146,151	$127,580	$18,571	14.6%
Fee revenue	111,380	78,360	33,020	42.1%
Total revenue	257,531	205,940	51,591	25.1%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	107,678	96,016	11,662	12.1%
Technology and operations	47,673	42,158	5,515	13.1%
Sales and marketing	37,635	35,629	2,006	5.6%
General and administrative	28,938	29,166	(228)	(0.8)%
Depreciation and amortization	6,969	6,290	679	10.8%
Acquisition costs and impairment of goodwill and long-lived assets	1,464	5	1,459	NM
Other operating expenses	6	573	(567)	(99.0)%
Total costs and expenses	230,363	209,837	20,526	9.8%
Income (loss) from operations	27,168	(3,897)	31,065	NM
Interest and other income, net	(411)	(924)	513	(55.5)%
Income (loss) before income taxes	27,579	(2,973)	30,552	NM
(Benefit) provision for income taxes	(23,370)	801	(24,171)	NM
Net income (loss)	$50,949	$(3,774)	$54,723	NM
NM = not meaningful

Revenue. Total consolidated revenue increased $51.6 million, or 25.1%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.
Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold increased $11.7 million, or 12.1%, which changed at a lower rate than revenue primarily due to lower cost of sales associated with principal transactions, which benefited from higher recovery rates during the period, and an increase in the mix of transactions conducted under the consignment model.
Technology and operations expenses.  Technology and operations expenses increased $5.5 million, or 13.1%, to support the increased transaction volumes in the RSCG and CAG segments.
Sales and marketing expenses.  Sales and marketing expenses increased $2.0 million, or 5.6%, primarily due to increase in marketing expenses to promote our consolidated marketplace and expand market share in key verticals.
General and administrative expenses.  General and administrative expenses were consistent between the year ended September 30, 2021 and 2020.
Depreciation and amortization. Depreciation and amortization expense increased $0.7 million, or 10.8%, due to an increase in amortization of capitalized software related to the continued development and enhancement of our marketplace platform and tools.
Interest and other income, net.  Interest and other income, net increased $0.5 million, due the effect of changes in foreign exchange rates.

Provision (benefit) for income taxes.  Provision for income taxes decreased $24.2 million to a benefit of $23.4 million from an expense of $0.8 million due to a release of $27.9 million of valuation allowance netted against $3.3 million deferred tax expense and $1.2 million state and foreign income taxes. The Company's effective income tax rate was (84.7%) for the twelve months ended September 30, 2021. The 2021 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the release of the valuation allowance on deferred tax assets and the impact of foreign, state, and local taxes and permanent tax adjustments.
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

Consolidated Results
The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2020	2019	$ Change	% Change
Revenue	$127,580	$147,889	$(20,309)	(13.7)%
Fee revenue	78,360	78,636	(276)	(0.4)
Total revenue	205,940	226,525	(20,585)	(9.1)
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	96,016	102,414	(6,398)	(6.2)
Seller distributions	—	10,831	(10,831)	(100.0)
Technology and operations	42,158	51,594	(9,436)	(18.3)
Sales and marketing	35,629	36,703	(1,074)	(2.9)
General and administrative	29,166	34,249	(5,083)	(14.8)
Depreciation and amortization	6,290	5,091	1,199	23.6
Acquisition costs and impairment of goodwill and long-lived assets	5	102	(97)	(95.1)
Other operating expenses	573	5,049	(4,476)	(88.7)
Total costs and expenses	209,837	246,033	(36,196)	(14.7)
Income (loss) from operations	(3,897)	(19,508)	15,611	(80.0)
Interest and other income, net	(924)	(1,448)	524	(36.2)
Loss before income taxes	(2,973)	(18,060)	15,087	(83.5)
Provision for income taxes	801	1,200	(399)	NM
Net loss	$(3,774)	$(19,260)	$15,486	(80.4)%
 NM = not meaningful

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
Provision for income taxes.  Income taxes decreased $0.4 million, to an expense of $0.8 million for the year ended September 30, 2020, from an expense of $1.2 million for the year ended September 30, 2019 due to lower state tax expense and the release of $0.2 million of unrecognized tax benefits related to foreign operations. The Company’s effective income tax rate was (26.9)% for the twelve months ended September 30, 2020. The fiscal 2020 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the valuation allowance on deferred tax assets, state taxes, and the impact of permanent tax adjustments.
Net loss.  Net loss for the year ended September 30, 2020, decreased $15.5 million, to $3.8 million, compared to a loss of $19.3 million for the year ended September 30, 2019, due to the reasons described above.
Liquidity and Capital Resources
Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of September 30, 2021, we had $106.3 million in cash and cash equivalents.
Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.
The COVID-19 pandemic has caused the Company's GMV and revenues to fluctuate, and the Company initially implemented cost control measures to protect against the uncertainties created by the severe economic restrictions in its initial phases. From a cash flow perspective, the Company employed working capital management practices, primarily in the form of temporary extensions to vendor payment terms, and also experienced accumulation in its payables to sellers balance due to COVID-19 restrictions, which continue to be a factor in certain countries, causing some buyer delays in their ability to pick up purchased assets. As a result of our actions taken in response to these headwinds, the Company’s cash and cash equivalents balance is $106.3 million as of September 30, 2021, which we believe is sufficient to meet the Company’s anticipated cash needs one year from issuance of these financial statements.

We expect to continue to invest in enhancements to our e-commerce technology platform, marketplace capabilities and tools for data-driven product recommendations, omni-channel behavioral marketing, expanded analytics, and buyer/seller payment optimization.

As incentive for Company and employee performance as based on certain management objectives, the Company may pay a cash bonus to its employees at management's discretion. Further, as described in Note 9 - 401(k) Benefit Plan, our 401(k) Plan also allows the Company to make discretionary matching contributions. We do not expect these matters to have a material impact on our liquidity.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $6.9 million as of September 30, 2021. As of September 30, 2021, and September 30, 2020, $22.4 million and $19.5 million, respectively, of cash and cash equivalents was held outside of the U.S.

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
As of the fiscal year ended September 30, 2020, we had $6.1 million of remaining share repurchase authorization. On March 8, 2021, our Board of Directors authorized an additional $10 million of share repurchases of the Company's outstanding shares of common stock through March 31, 2023. We repurchased 957,079 shares for $16.1 million under this program during the six months ended March 31, 2021.
On May 3, 2021, the Company's Board of Directors authorized a new stock repurchase plan (the “May 3, 2021 Stock
Repurchase Plan”) of up to $15 million of our outstanding shares of common stock through June 30, 2023. We repurchased 634,884 shares for $15.0 million under this program during the year ended September 30, 2021. As of September 30, 2021, we had no share repurchase authorization remaining. On December 6, 2021, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's outstanding shares of common stock through December 31, 2023.

On November 1, 2021, the Company entered into a definitive agreement to purchase all of the issued and outstanding shares of stock of Bid4Assets, Inc. (Bid4Assets), a pioneer in internet-based public auctions of real property. Upon closing, the Company paid $15 million in cash, including the assumption of a minimum working capital amount of $0.3 million. Shareholders of Bid4Assets are eligible to receive earn-out consideration of up to $37.5 million in cash, payable based on Bid4Assets' achievement of certain EBITDA targets measured as of each trailing twelve-month period and determined at the end of each calendar quarter, for the period from October 1, 2021 until the quarter ended December 31, 2022. See Note 17 - Subsequent Events for more information regarding this transaction.

Changes in Cash Flows: 2021 Compared to 2020
Net cash provided by operating activities was $65.4 million and $16.5 million for the year ended September 30, 2021 and 2020, respectively. The $48.9 million increase in cash provided by operations between periods was attributable to $33.2 million of higher net income as adjusted for non-cash items; changes in payables to sellers, driven by increasing transaction volumes; changes to accounts payable, accrued expenses and other liabilities driven by increasing transaction volumes and management of working capital; and partially offset by a $7.0 million increase in inventory driven by the continued growth in our RSCG and CAG segments. Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. However, there have been no significant changes to the working capital requirements for the Company.

Net cash provided by (used in) investing activities was $(1.0) million for the year ended September 30, 2021, and $28.6 million for the year ended September 30, 2020. The $(29.7) million decrease in cash provided by investing activities was driven by a $30.0 million net impact of maturities of Short-term investments as the Company transitioned to using cash equivalent money market funds in its treasury strategy. This activity was partially offset by a $1.5 million increase in proceeds of principal payments from the JTC promissory note during the year ended September 30, 2021 due to receipt of $3.5 million from the First Amendment to the Forbearance Agreement with JTC as discussed in Note 2 - Summary of Significant Accounting Policies.

Net cash used in financing activities was $(34.7) million for the year ended September 30, 2021, and $(5.7) million for the year ended September 30, 2020. The $29.0 million increase in cash used by financing activities primarily driven by $27.2 million to repurchase common stock and a $3.3 million increase in taxes paid associated with net settlement of stock compensation awards, primarily from the vesting of awards with market conditions due to the achievement of increases in the Company's share price.

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

Net cash provided by (used in) investing activities was $28.6 million for the year ended September 30, 2020, and $(15.7) million for the year ended September 30, 2019. The $44.4 million increase in cash provided by investing activities was driven by a $40.0 million increase in activity related to short-term investments which are used to manage the Company's excess cash balances, and $2.8 million of principal payments on the promissory note issued to JTC. The Company continued to monitor for changes that could impact the recoverability of the promissory note, which was dependent upon JTC's subsequent operating performance and ability to make the payments required by the new repayment schedule. JTC made all of its scheduled payments during the year ended September 30, 2020.

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

Capital Expenditures

Capital expenditures. Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the year ended September 30, 2021 were $5.4 million. As of September 30, 2021, we had no significant outstanding commitments for capital expenditures.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value-added services and the costs to establish additional distribution centers. We may seek to enter agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.
New Accounting Pronouncements
Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the consolidated financial statements included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity.  As of September 30, 2021, we do not have any debt, and we are not holding any short-term investments, but we do hold $40.0 million of cash and cash equivalents in money market funds. Changes in yields on the money market funds are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.
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
Management assessed our internal control over financial reporting as of September 30, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2021, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc. and Subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited Liquidity Services, Inc. and Subsidiaries’ internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Liquidity Services, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Liquidity Services, Inc. as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated December 9, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Tysons, Virginia
December 9, 2021

Item 9B.    Other Information.
On December 6, 2021, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's outstanding shares of common stock through December 31, 2023. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of alternative investment opportunities. The repurchase program will be executed consistent with the Company's capital allocation strategy of prioritizing investment to grow the business over the long term.

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

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the Company's Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2021.
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
Item 11.    Executive Compensation.
Incorporated by reference from the Company's Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Incorporated by reference from the Company's Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2021.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the Company's Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2021.
Item 14.    Principal Accountant Fees and Services.
Incorporated by reference from the Company's Proxy Statement relating to its 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2021.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)		Page
(1)	The following documents related to the financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm	53
	Consolidated Balance Sheets as of September 30, 2021 and 2020	55
	Consolidated Statements of Operations for the years ended September 30, 2021, 2020 and 2019	56
	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2021, 2020 and 2019	57
	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2021, 2020 and 2019	58
	Consolidated Statements of Cash Flows for the years ended September 30, 2021, 2020 and 2019	59
	Notes to the Consolidated Financial Statements	60

(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2021, 2020 and 2019:
	II—Valuation and Qualifying Accounts	87
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and Subsidiaries (the Company) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended September 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated December 9, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation Allowance
Description of the Matter	As described in Note 10 to the consolidated financial statements, at September 30, 2021, the Company had deferred tax assets related to deductible temporary differences and carryforwards of $54.3 million, net of a $13.8 million valuation allowance. Deferred tax assets are reduced by a valuation allowance if, based on the weight of all available evidence, in management’s judgment it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. During the year ended September 30, 2021, the Company reduced its valuation allowance by $27.9 million as a result of a change in its estimate of forecasted future taxable income.

Auditing management’s assessment of the realizability of its deferred tax assets involved complex auditor judgment because management’s estimate of future taxable income is highly judgmental as it requires the evaluation of positive and negative evidence of realization, including the consideration of historical operating losses, and is based on assumptions that may be affected by future performance, market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets. This included controls over management’s scheduling of the future reversal of existing taxable temporary differences, identification and use of available tax planning strategies and projections of future taxable income.

To test the Company’s assessment of the realizability of its deferred tax assets, our substantive audit procedures included, among others, testing the Company’s scheduling of the reversal of existing temporary taxable differences. We evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods, as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and compared the projections of future taxable income with other forecasted financial information prepared by the Company. We further evaluated management’s sensitivity analyses of the significant assumptions to consider the changes in realizability of deferred tax assets that would result from changes in the assumptions. In addition, we evaluated the adequacy of the Company’s financial statement disclosures.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2001.
Tysons, Virginia
December 9, 2021

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	September 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$106,335	$76,036
Accounts receivable, net of allowance for doubtful accounts of $490 and $389	5,866	5,322
Inventory, net	12,468	5,607
Prepaid taxes and tax refund receivable	1,713	1,652
Prepaid expenses and other current assets	5,460	5,962
Total current assets	131,842	94,579
Property and equipment, net	17,634	17,843
Operating lease assets	13,478	10,561
Intangible assets, net	3,453	4,758
Goodwill	59,872	59,839
Deferred tax assets	23,822	806
Other assets	5,475	8,248
Total assets	$255,576	$196,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$40,611	$21,957
Accrued expenses and other current liabilities	25,975	19,124
Current portion of operating lease liabilities	4,250	3,818
Deferred revenue	4,624	3,255
Payables to sellers	33,713	26,170
Total current liabilities	109,173	74,324
Operating lease liabilities	10,098	7,499
Deferred taxes and other long-term liabilities	1,290	2,996
Total liabilities	120,561	84,819
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 35,457,095 shares issued and outstanding at September 30, 2021; 34,082,406 shares issued and outstanding at September 30, 2020	35	34
Additional paid-in capital	252,017	247,892
Treasury stock, at cost; 2,222,083 shares at September 30, 2021 and 547,508 shares at September 30, 2020	(36,628)	(3,983)
Accumulated other comprehensive loss	(9,011)	(9,782)
Accumulated deficit	(71,398)	(122,346)
Total stockholders' equity	135,015	111,815
Total liabilities and stockholders' equity	$255,576	$196,634

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year Ended September 30,
	2021	2020	2019
Revenue	$146,151	$127,580	$147,889
Fee revenue	111,380	78,360	78,636
Total revenue	257,531	205,940	226,525
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	107,678	96,016	102,414
Seller distributions	—	—	10,831
Technology and operations	47,673	42,158	51,594
Sales and marketing	37,635	35,629	36,703
General and administrative	28,938	29,166	34,249
Depreciation and amortization	6,969	6,290	5,091
Acquisition costs and impairment of goodwill and long-lived assets	1,464	5	102
Other operating expenses	6	573	5,049
Total costs and expenses	230,363	209,837	246,033
Income (loss) from operations	27,168	(3,897)	(19,508)
Interest and other income, net	(411)	(924)	(1,448)
Income (loss) before income taxes	27,579	(2,973)	(18,060)
(Benefit) provision for income taxes	(23,370)	801	1,200
Net income (loss)	$50,949	$(3,774)	$(19,260)
Basic income (loss) per common share	$1.53	$(0.11)	$(0.58)
Diluted income (loss) per common share	$1.45	$(0.11)	$(0.58)
Basic weighted average shares outstanding	33,333,557	33,612,263	33,062,976
Diluted weighted average shares outstanding	35,024,108	33,612,263	33,062,976
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars In Thousands)

	Year Ended September 30,
	2021	2020	2019
Net income (loss)	$50,949	$(3,774)	$(19,260)
Other comprehensive (loss) income:
Defined benefit pension plan—unrecognized amounts, net of taxes	170	(2,293)	(540)
Foreign currency translation, net of taxes	601	484	(984)
Other comprehensive income (loss), net of taxes	771	(1,809)	(1,524)
Comprehensive income (loss)	$51,720	$(5,583)	$(20,784)
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2018	32,774,118	$33	$236,115	—	—	$(6,449)	$(100,045)	$129,654
Net Loss	—	—	—	—	—	—	(19,260)	(19,260)
Exercise of common stock options and vesting of restricted stock	953,066	1	589	—	—	—	—	590
Tax settlements associated with stock compensation expense	(6,906)	—	(44)	—	—	—	—	(44)
Forfeiture of restricted stock awards	(33,163)	—	—	—	—	—	—	—
Stock compensation expense	—	—	6,026	—	—	—	—	6,026
Cumulative adjustment related to adoption of ASC 606	—	—	—	—	—	—	730	730
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(540)	—	(540)
Foreign currency translation and other	—	—	—	—	—	(984)	3	(981)
Balance at September 30, 2019	33,687,115	$34	$242,686	—	—	$(7,973)	$(118,572)	$116,175
Net Loss	—	—	—	—	—	—	(3,774)	(3,774)
Exercise of common stock options and vesting of restricted stock	494,683	—	111	—	—	—	—	111
Tax settlements associated with stock compensation expense	(84,392)	—	(594)	—	—	—	—	(594)
Forfeiture of restricted stock awards	(15,000)	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	(547,508)	(3,983)	—	—	(3,983)
Stock compensation expense	—	—	5,689	—	—	—	—	5,689
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(2,293)	—	(2,293)
Foreign currency translation and other	—	—	—	—	—	484	—	484
Balance at September 30, 2020	34,082,406	$34	$247,892	(547,508)	$(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	50,949	50,949
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	1,605,618	1	444	—	—	—	—	445
Taxes paid associated with net settlement of stock compensation awards	(217,196)	—	(3,915)	—	—	—	—	(3,915)
Common stock repurchases	—	—	—	(1,591,963)	(31,143)	—	—	(31,143)
Common stock surrendered in the exercise of stock options	—	—	1,502	(82,612)	(1,502)	—	—	—
Forfeiture of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Stock compensation expense	—	—	6,094	—	—	—	—	6,094
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	170	—	170
Foreign currency translation	—	—	—	—	—	601	(1)	600
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Year Ended September 30,
	2021	2020	2019
Operating activities
Net income (loss)	$50,949	$(3,774)	$(19,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,969	6,290	5,091
Change in fair value of earn-out liability	—	200	3,500
Stock compensation expense	6,947	5,660	6,508
Inventory adjustment to net realizable value	174	300	331
Provision for doubtful accounts	297	200	178
Deferred tax (benefit) expense	(24,510)	106	136
Impairment of long-lived and other non-current assets	1,338	—	—
Loss (gain) on disposal of property and equipment	80	(29)	(15)
Gain on disposal of lease assets	(23)	—	—
Changes in operating assets and liabilities:
Accounts receivable	(843)	1,182	(2,012)
Inventory	(7,035)	(64)	3,948
Prepaid taxes and tax refund receivable	(61)	878	(811)
Prepaid expenses and other assets	(2,022)	1,375	1,554
Operating lease assets and liabilities	(79)	(187)	—
Accounts payable	18,554	6,907	1,191
Accrued expenses and other current liabilities	6,060	(8,198)	1,999
Distributions payable	—	(1,675)	(453)
Deferred revenue	1,369	207	906
Payables to sellers	7,543	5,917	(8,716)
Other liabilities	(290)	1,183	(317)
Net cash provided by (used in) operating activities	65,417	16,478	(6,242)
Investing activities
Increase in intangibles	(33)	(62)	(23)
Purchases of property and equipment, including capitalized software	(5,419)	(4,186)	(5,938)
Proceeds from note receivable	4,343	2,824	—
Proceeds from sale of property and equipment	105	71	247
Purchase of short-term investments	—	(25,000)	(70,000)
Maturities of short-term investments	—	55,000	60,000
Net cash (used in) provided by investing activities	(1,004)	28,647	(15,714)
Financing activities
Payments of the principal portion of finance lease liabilities	(42)	(34)	—
Proceeds from exercise of common stock options (net of tax)	445	111	590
Taxes paid associated with net settlement of stock compensation awards	(3,915)	(594)	(44)
Payment of earn-out liability related to business acquisition	—	(1,200)	—
Common stock repurchases	(31,143)	(3,983)	—
Net cash (used in) provided by financing activities	(34,655)	(5,700)	546
Effect of exchange rate differences on cash and cash equivalents	541	114	(541)
Net increase (decrease) in cash and cash equivalents	30,299	39,539	(21,951)
Cash and cash equivalents at beginning of year	76,036	36,497	58,448
Cash and cash equivalents at end of year	$106,335	$76,036	$36,497
Supplemental disclosure of cash flow information
Cash paid (received for) for income taxes, net of refunds	1,442	(1,519)	1,008
Non-cash: Common stock surrendered in the exercise of stock options	1,502	—	—
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization
Liquidity Services, Inc. (the Company) is a leading global commerce company providing trusted marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by capturing and unleashing the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.
We believe our ability to create liquid marketplaces for surplus and idle assets generates a continuous flow of goods from our sellers. This valuable and reliable flow of goods, in turn, attracts an increasing number of buyers to our marketplaces. Increasing numbers of buyers to our marketplaces, in turn, attracts more sellers to our marketplaces which, in turn, reinforces a valuable and reliable flow of surplus assets.
Results from our operations are organized into four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 16 to the Consolidated Financial Statements for Segment Information.
We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.
On November 1, 2021, we acquired Bid4Assets. Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets auctions distressed real estate for the federal government, sheriffs, county-tax collectors, financial institutions, and real estate funds. See Note 17 - Subsequent Events for more information regarding this transaction.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. For the year ended September 30, 2021, these estimates required the Company to make assumptions about the extent and duration of restrictions on cross-border transactions and the impact of the COVID-19 pandemic on macroeconomic conditions and, in turn, the Company's results of operations. As there remains uncertainty associated with the Pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). In addition, in the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included.

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
Inventory
Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or net realizable value. Cost is generally determined using the specific identification method. Costs associated with our warehouse operations are expensed as incurred and included within Technology and operations expenses in the Statements of Operations. Charges for unsellable inventory, as well as for inventory written down to net realizable value, are included in Cost of goods sold in the period in which they have been determined to occur.  As of September 30, 2021 and September 30, 2020, the Company's inventory reflects write-downs of $0.2 million and $0.3 million, respectively.
Prepaid expenses and other current assets
Prepaid expenses and other current assets include the short-term portion of a promissory note (described in "Other Assets"), as well as other miscellaneous prepaid expenses.
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

On May 12, 2021, the Company entered into the First Amendment to the Forbearance Agreement with JTC, providing JTC with full satisfaction and discharge from its indebtedness upon receipt of a $3.5 million payment made on May 17, 2021. As a result, the Company recorded a $1.1 million loss as component of Other operating expenses in its Consolidated Statement of Operations during the year ended September 30, 2021, representing the difference between the $4.6 million outstanding balance of principal and accrued interest and the $3.5 million payment received.

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

Lease assets and liabilities are recognized at the lease commencement date at an amount equal to the present value of the lease payments to be made over the lease term. The lease payments represent the combination of lease and nonlease components. The discount rate used to determine the present value is the Company’s incremental borrowing rate for a duration that is consistent with the lease term, as the rates implicit in the Company’s leases are generally not determinable. The Company’s incremental borrowing rate is estimated using publicly available information for companies with comparable financial profiles, adjusted for the impact of collateralization. The lease term includes the impacts of options to extend or terminate the lease only if it is reasonably certain that the option will be exercised.

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
Impairment of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. The Company did not record impairment charges on material long-lived assets during the years ended September 30, 2021, 2020, and 2019.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Goodwill
Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. The Company reviews goodwill for impairment annually on July 1, or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or the loss of a significant contract.
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
Deferred Revenue
Deferred revenue is primarily derived from Machinio Advertising and System subscriptions that range from one to forty months. Subscription fees are recognized ratably over the term of the agreements.
Revenue Recognition
In the Consolidated Statements of Operations, revenue from the resale of inventory that the Company purchases from sellers is recognized within Revenue. Revenue from the sale of inventory that the Company sells on a consignment basis, and other non-consignment fee revenue, which includes Machinio's sales listing subscription service as well as other services including returns management and refurbishment of assets, is recognized within Fee Revenue.

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

For the Company's Machinio business segment, the performance obligation is satisfied over time as the Company provides the services over the term of the subscription. At September 30, 2021, the Machinio business segment had a remaining performance obligation of $4.6 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.
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
Contract Assets and Liabilities
Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.4 million as of September 30, 2020 and $0.6 million as of September 30, 2021 and is included in the line item Prepaid expenses and other current assets on the consolidated balance sheets.
Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $3.3 million as of September 30, 2020, and $4.6 million as of September 30, 2021 and is included in the line item Deferred revenue on the consolidated balance sheets. Of the September 30, 2020 contract liability balance, $3.2 million was earned as Fee Revenue during the year ended September 30, 2021.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Contract Costs
Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $1.6 million as of September 30, 2021 and $0.7 million as of September 30, 2020 and is included in the line item Prepaid expenses and other current assets and Other assets on the consolidated balance sheet. Amortization expense was $0.7 million during the year ended September 30, 2021 and was $0.4 million during the year ended September 30, 2020.
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
Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. The property purchased under this contract represented 60.7%, 55.1%, and 43.6% of cost of goods sold for the years ended September 30, 2021, 2020, and 2019, respectively. This contract is included within the RSCG segment.
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
Service- and performance-based stock awards are measured at fair value on their grant date. Stock options and stock appreciation rights are measured at fair value using the Black-Scholes option-pricing model. However, because the stock appreciation rights are cash settled, they are also measured at fair value in each reporting period. The Black-Scholes option-pricing model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company's historical results. Where applicable, the expected term assumption is derived separately for homogenous groups within overall award population. Restricted stock units and restricted stock awards are measured at fair value using the closing price of the Company's stock on the grant date. For service-based stock awards, the Company recognizes expense on a straight-line basis over the service period, which is generally a period one to four years. For performance-based stock awards, the Company recognizes expense on a straight-line basis over the derived service period expected to be required to achieve the performance condition. The Company records a cumulative adjustment to compensation

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

expense for performance-based awards if there is a change in determination of whether it is probable that the performance condition will be achieved.
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
Advertising Costs
Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $3.2 million, $2.6 million and $2.7 million for the years ended September 30, 2021, 2020, and 2019, respectively.
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
Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2018	$(7,585)	$1,136	$(6,449)
Current-period other comprehensive (loss) income	(984)	(540)	(1,524)
Balance at September 30, 2019	(8,569)	596	(7,973)
Current-period other comprehensive (loss) income	484	(2,293)	(1,809)
Balance at September 30, 2020	(8,085)	(1,697)	(9,782)
Current-period other comprehensive (loss) income	601	170	771
Balance at September 30, 2021	$(7,484)	$(1,527)	$(9,011)
Net Income (Loss) Per Share (EPS)
See discussion of our Net income (loss) per share (EPS) determination and related calculations below at Note 3 Earnings Per Share.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

3. Earnings Per Share
The Company calculates basic EPS by dividing net income (loss) by the weighted-average number of common shares outstanding during the reporting period, excluding unvested restricted stock awards.
The Company calculates diluted net income (loss) per share by dividing net income (loss) by the weighted-average number of common shares and potentially dilutive common shares outstanding during the reporting period using the treasury stock method.
The Company's potentially dilutive common shares include stock options, restricted stock units, and restricted stock awards. For such awards that have performance- or market-conditions, they are considered dilutive only when those performance- or market-conditions have been satisfied as of the reporting date. However, in periods of a net loss, the Company's diluted EPS will equal its basic EPS, as all its potential common shares are anti-dilutive in that case. In periods of net income, the calculation of diluted net income per share will exclude all anti-dilutive common shares.
The computation of basic and diluted net income per share is as follows:

	Year Ended September 30,
	2021	2020	2019
Numerator:
Net income (loss)	$50,949	$(3,774)	$(19,260)
Denominator:
Basic weighted average shares outstanding	33,333,557	33,612,263	33,062,976
Dilutive impact of stock options, RSUs and RSAs	1,690,551	—	—
Diluted weighted average shares outstanding	35,024,108	33,612,263	33,062,976
Basic income (loss) per common share	$1.53	$(0.11)	$(0.58)
Diluted income (loss) per common share	$1.45	$(0.11)	$(0.58)
Stock options, RSUs and RSAs excluded from income (loss) per diluted share because their effect would have been anti-dilutive	420,454	3,526,055	4,621,199

4. DoD Contract with DLA Disposition Services
During the year ended September 30, 2019, the Company had a material vendor contract with the Department of Defense (DoD), the Scrap Contract, which concluded on September 30, 2019. Under the Scrap Contract, the Company was the remarketer of all DoD non-electronic scrap turned into the Defense Logistics Agency (DLA) available for sale within the United States, Puerto Rico, and Guam. The Company paid a revenue-sharing payment to the DLA under this contract equal to 64.5% of the gross resale proceeds of the scrap property, and the Company bore all of the costs for the sorting, merchandising and sale of the property. Revenue from the Scrap Contract accounted for 7.4% of the Company's consolidated revenue for the year ended September 30, 2019.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2021	2020
	(in thousands)
Computers and purchased software	$1,981	$2,060
Internally developed software for internal-use	18,942	13,860
Office/Operational equipment	6,373	5,781
Leasehold improvements	3,244	3,451
Building	2,158	2,151
Furniture and fixtures	655	945
Vehicles	1,129	1,043
Land	754	754
Construction in progress	956	2,353
Total property and equipment	36,192	32,398
Less: Accumulated depreciation and amortization	(18,558)	(14,555)
Total property and equipment, net	$17,634	$17,843
Depreciation and amortization expense related to property and equipment for the years ended September 30, 2021, 2020 and 2019, was $5.6 million, $4.9 million and $3.7 million, respectively. Included in those amounts is amortization of internally developed software for internal-use of $3.9 million, $2.9 million and $1.2 million, respectively.
The Company did not record impairment charges on material property and equipment during the years ended September 30, 2021, 2020 and 2019.

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

The components of lease expense are:

	September 30,
	2021	2020
	(in thousands)
Finance lease – lease asset amortization	$54	$69
Finance lease – interest on lease liabilities	22	23
Operating lease cost	5,139	5,264
Operating lease impairment expense	172	—
Short-term lease cost	242	125
Variable lease cost (1)	1,532	1,463
Sublease income	(184)	(258)
Total net lease cost	$6,977	$6,686
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	September 30, 2021
(in thousands)	Operating Leases	Finance Leases
2022	$4,882	$78
2023	4,145	79
2024	3,076	59
2024	2,445	30
2025	1,441	30
Thereafter	212	12
Total lease payments (1)	$16,201	$288
Less: imputed interest (2)	(1,855)	(38)
Total lease liabilities	$14,346	$250

(1) The weighted average remaining lease term is 3.7 years for operating leases and 4.1 years for finance leases.
(2) The weighted average discount rate is 6.5% for operating leases and 6.7% for finance leases.

Additionally, the Company has approximately $1.9 million of future payment obligations related to an executed warehouse lease agreement that has not yet commenced as of September 30, 2021.

Supplemental disclosures of cash flow information related to leases are:

(in thousands)	Year Ended September 30,
	2021	2020
Cash paid for amounts included in operating lease liabilities	$4,319	$4,771
Cash paid for amounts included in finance lease liabilities	42	34
Non-cash: lease liabilities arising from new operating lease assets obtained (1)	3,349	12,190
Non-cash: lease liabilities arising from new finance lease assets obtained	137	10
Non-cash: adjustments to lease assets and liabilities	3,756	3,942
(1) Year ended September 30, 2020 amount includes $12.2 million of lease liabilities recognized upon the adoption of ASC 842 on October 1, 2019 (see Note 2).

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Goodwill (in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2018	$21,530	$23,731	$14,558	$59,819
Translation adjustments	(352)	—	—	(352)
Balance at September 30, 2019	$21,178	$23,731	$14,558	$59,467
Translation adjustments	372	—	—	372
Balance at September 30, 2020	$21,550	$23,731	$14,558	$59,839
Translation adjustments	33	—	—	33
Balance at September 30, 2021	$21,583	$23,731	$14,558	$59,872
Accumulated goodwill impairment losses as of September 30, 2021 and 2020 were $168.6 million.
Impairment Analysis
Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. Pursuant to ASC 350, Goodwill and Other, the Company may utilize the optional qualitative assessment for its reporting units. The qualitative assessment considers trends in macroeconomic conditions, industry and market conditions, cost factors, and overall performance of the reporting unit. After assessing the totality of these factors and trends, if it is determined that it is more likely than not that the fair value of the reporting unit exceeds its carrying value, then no further steps are required. If not however, then the Company will perform the quantitative impairment test.
As of July 1, 2021, the Company performed its annual impairment test using the optional qualitative assessment for each of our reporting units. For each of our reporting units, based upon the significance of positive indicators identified through our assessment of qualitative evidence, we concluded that it was more likely than not that the fair value of each reporting unit exceeded their carrying amounts. The Company did not record impairment charges on goodwill during the years ended September 30, 2021, 2020 and 2019.
8. Intangible Assets
Intangible assets consist of the following:

			Balance as of September 30, 2021			Balance as of September 30, 2020
	Useful Life (in years)	Weighted average useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Contract intangibles	6	6.0	$3,100	$(1,679)	$1,421	$3,100	$(1,162)	$1,938
Brand and technology	5	5.0	2,700	(1,755)	945	2,700	(1,215)	1,485
Patent and trademarks	7 - 10	8.6	2,360	(1,273)	1,087	2,329	(994)	1,335
Total intangible assets, net			$8,160	$(4,707)	$3,453	$8,129	$(3,371)	$4,758
Future expected amortization of intangible assets at September 30, 2021, is as follows:

Year Ending September 30,	Amortization
(in thousands)
2022	$1,330
2023	1,187
2024	649
2025	287
2026	—
Thereafter	—
Total	$3,453

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Amortization expense related to intangible assets for the years ended September 30, 2021, 2020 and 2019 was $1.3 million, $1.3 million and $1.3 million, respectively. The Company did not record impairment charges on any intangible assets during the years ended September 30, 2021, 2020 and 2019.
9. 401(k) Benefit Plan
The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. During the year ended September 30, 2020, the Company changed its employer contributions from a safe harbor matching program to be fully discretionary where employer contributions may be provided to participants based upon the Company's financial performance and metrics at the end of its fiscal and calendar years. For the years ended September 30, 2021, 2020, and 2019, the Company recorded expenses of $1.1 million, $0.9 million and $1.6 million, respectively, related to its contributions to the Plan.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes
The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2021	2020	2019
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$—	$—	$—
State	293	382	453
Foreign	847	313	611
	1,140	695	1,064
Deferred tax provision (benefit):
U.S. Federal	(23,315)	74	103
State	(1,252)	(27)	(31)
Foreign	57	59	64
	(24,510)	106	136
Total (benefit) provision	$(23,370)	$801	$1,200
Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2021	2020
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$13,593	$12,709
Net operating losses—U.S.	31,456	35,126
Accrued vacation and bonus	678	571
Inventory capitalization	219	54
Allowance for doubtful accounts	96	65
Stock compensation expense	1,415	1,804
Operating lease assets	3,605	2,236
Depreciation	2,339	1,266
Other	897	893
Total deferred tax assets before valuation allowance	54,298	54,724
Less: valuation allowance	(13,813)	(41,788)
Net deferred tax assets	40,485	12,936
Deferred tax liabilities:
Amortization of intangibles	107	291
Amortization of goodwill	7,322	6,666
Capitalized costs	5,602	4,470
Operating lease liabilities	3,394	2,059
Pension liability	238	138
Total deferred tax liabilities	$16,663	$13,624
Net deferred taxes	$23,822	$(688)

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2021	2020	2019
U.S. statutory rate	21.0%	21.0%	21.0%
Stock-based stock compensation expense	(14.1)%	(14.9)%	(2.0)%
Nondeductible compensation expense	5.5%	(6.0)%	(0.6)%
Other permanent items	0.1%	(1.1)%	(4.2)%
State taxes	3.0%	(13.2)%	(0.4)%
Net foreign rate differential	0.5%	(0.8)%	(0.6)%
Unrecognized tax benefits	0.1%	5.1%	(1.5)%
Change in valuation allowance	(98.9)%	9.9%	(22.5)%
Write-down of deferred tax assets on share-based stock compensation	0.7%	(12.3)%	(7.9)%
Write-down of deferred tax assets on net operating loss	(2.8)%	(15.9)%	10.6%
Other	0.2%	1.3%	1.5%
Effective rate	(84.7)%	(26.9)%	(6.6)%
As of September 30, 2021 and 2020, the Company had federal and state deferred tax assets of $23.5 million and $27.7 million, respectively, related to available federal and state net operating loss (NOL) carryforwards, foreign tax credit carryforwards, and other U.S. deductible temporary differences. The federal and state NOL carryforwards expire beginning in 2035 and 2022, respectively. The Company's ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. The foreign tax credit carryforwards expire beginning in 2023. At September 30, 2021 and 2020, the Company had deferred tax assets related to available foreign NOL carryforwards of $13.6 million and $12.7 million, respectively. All but $0.4 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2022.
The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. Consideration was given to the tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis. The Company has recorded a valuation allowance of $13.8 million and $41.8 million against its gross deferred tax asset balance at September 30, 2021 and September 30, 2020, respectively. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2021, in part because in the current year we achieved three years of cumulative pre-tax income in the U.S. federal jurisdiction, the Company determined that there is sufficient positive evidence to conclude that it is more likely than not that additional deferred tax assets of $27.9 million are realizable. It therefore recorded a net valuation allowance release of $27.9 million for the year ended September 30, 2021.
On March 27, 2020, The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the Pandemic. The CARES Act, among other things, accelerates the recovery of alternative minimum tax (AMT) credits into fiscal year 2020. During fiscal year 2020, the Company recovered its full AMT refund of $1.7 million. Prior to the CARES Act, the Company’s AMT credits were recoverable in fiscal years 2021 through 2023. The CARES Act also permits net operating loss (NOL) carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, NOLs incurred in fiscal years 2019, 2020, and 2021 may be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company does not expect the NOL provisions of the CARES Act to result in a material cash benefit.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

against NOLs and other deferred assets and recognized a $0.7 million tax benefit from a reduction to its valuation allowance. The total amount of acquired NOLs, which are subject to limitations under Section 382, were $1.4 million.
The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was $6.9 million as of September 30, 2021. As of September 30, 2021, and 2020, $22.4 million and $19.5 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended September 30,
	2021	2020	2019
Beginning balance at October 1	$123	$273	$—
Additions based on positions related to the current year	20	—	—
Additions for tax positions of prior years	—	—	273
Reductions for tax positions of prior years	—	(150)	—
Settlements	—	—	—
Balance at September 30	$143	$123	$273
The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During 2021, the Company recorded a charge of $0.1 million due to unrecognized tax benefits related to foreign operations.
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
11. Equity Transactions
Stock Compensation Incentive Plans
The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio. As of September 30, 2021, the Company has reserved at total of 19,100,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of September 30, 2021, 1,993,244 shares of common stock remained available for use.
Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Year Ended September 30,
	2021	2020	2019
Equity-classified awards:
Stock options	$3,117	$2,054	$1,530
RSUs & RSAs	2,977	3,635	4,496
Liability-classified awards:
SARs	$853	$(29)	$482
Total stock compensation expense:	$6,947	$5,660	$6,508
The Company’s total liabilities for liability-classified stock compensation awards was $0.5 million and $0.1 million as of September 30, 2021 and 2020, the current portion of which was $0.3 million and $0.1 million, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Share-Based Award Activity

Stock Options

The table below presents stock option activity (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2020	3,075,914	$8.54	6.16	$2,841
Granted	1,108,273	$10.60		$—
Exercised	(1,033,529)	$6.59		$15,036
Forfeited	(272,720)	$7.82		$2,547
Expired	(33,653)	$15.35		$108
Outstanding as of September 30, 2021	2,844,285	$10.04	6.14	$34,877
Vested and expected to vest as of September 30, 2021	2,810,202	$9.94	6.10	$34,775
Exercisable as of September 30, 2021	1,477,408	$10.37	4.24	$18,589
Of the 1,366,877 stock options not yet exercisable as of September 30, 2021, 853,553 can become exercisable by satisfying service conditions only, and 513,324 can become exercisable by satisfying service and performance or market conditions.
Stock options containing only service conditions generally vest over periods of one to four years and expire five to ten years from the date of grant. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2021, there was $2.7 million of unrecognized compensation cost related to stock options containing only service conditions, which is expected to be recognized over a weighted-average period of 2.8 years.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the years ended September 30, 2021, 2020 and 2019 were as follows:

Year ended September 30
	2021	2020	2019
Dividend yield	—	—	—
Expected volatility	51.0% - 55.9%	46.5% - 51.0%	47.8% - 53.7%
Risk-free interest rate	0.4% - 0.8%	0.5% - 1.5%	1.9% - 2.8%
Expected term	4.6- 7.6 years	4.6 - 7.4 years	4.2 - 7.1 years

The weighted-average grant date fair value of options granted during the year-ended September 30, 2021, 2020 and 2019 was $4.81, $2.66 and $2.70, respectively. The total intrinsic value of options exercised during 2021, 2020 and 2019 was $15.0 million, $0.1 million and $0.3 million, respectively. Stock options containing performance conditions are discussed separately in the section below.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

RSUs & RSAs

The table below presents RSU & RSA activity (aggregate fair value in thousands):

	RSU & RSA	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of September 30, 2020	1,545,285	$6.84	1.85	$11,528
Granted	330,545	$14.08		$4,653
Vested	(811,773)	$6.78		$13,780
Forfeited	(146,676)	$8.98		$2,688
Outstanding as of September 30, 2021	917,381	$9.15	1.98	$19,825
Expected to vest as of September 30, 2021	666,092	$10.17	2.35	$14,394
Of the outstanding RSUs & RSAs as of September 30, 2021, 463,300 can vest by satisfying service conditions only, and 454,081 can vest by satisfying service and performance or market conditions.

RSUs containing only service conditions vest ratably each year over periods of one to four years. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2021, there was $3.6 million of unrecognized compensation cost related to RSUs containing only service conditions, which is expected to be recognized over a weighted-average period of 2.9 years. RSUs and RSAs containing performance conditions and market conditions are discussed separately in the section below.

SARs

The table below presents SAR award activity (aggregate intrinsic value in thousands):

	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2020	160,810	$8.45	1.00	$96
Exercised	(45,084)	$8.45		$443
Forfeited	(73,681)	$9.80		$213
Outstanding as of September 30, 2021	42,045	$6.11	1.26	$652
Vested and expected to vest as of September 30, 2021	42,045	$6.11	1.26	$652
Exercisable as of September 30, 2021	12,045	$6.11	1.26	$187

The 30,000 SARs not yet exercisable as of September 30, 2021 can become exercisable by satisfying service conditions only.

As of September 30, 2021, there was $0.3 million of unrecognized compensation cost related to SARs containing service conditions, which is expected to be recognized over a weighted-average period of 1.3 years. The Company made cash payments of $0.4 million, $0.6 million and $0.5 million to settle SARs exercised during the years ended September 30, 2021, 2020 and 2019, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value of outstanding SARs containing only service conditions is estimated using the Black-Scholes option-pricing model. The range of assumptions used to determine the fair value of outstanding SARs as of September 30, 2021, 2020 and 2019 were as follows:

Year ended September 30
	2021	2020	2019
Dividend yield	—	—	—
Expected volatility	78.3% - 78.3%	55.0% - 68.8%	38.2% - 48.8%
Risk-free interest rate	0.1% - 0.1%	0.1% - 0.1%	1.3% - 1.7%
Expected term	1.3-1.3 years	0.0-2.3 years	0.1-3.3 years

As of September 30, 2021 and 2020, the weighted-average fair value of SARs outstanding was $18.86 and $0.63 per award, respectively. SARs containing performance conditions and market conditions are discussed separately in the section below.

Stock Awards Containing Performance and Market Conditions

Stock awards containing performance conditions vest upon the achievement of specified financial targets of the Company or its business units. Vesting is generally measured on the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing twelve months performance of the Company or its business units. When it is probable that the performance targets will be achieved, stock compensation expense is recognized ratably over the derived service period. If the Company determines that achievement of the performance targets is no longer probable, the Company no longer records expense and reverses all previously recognized expense. As of September 30, 2021, there was $0.4 million of unrecognized compensation costs related to stock options and RSUs & RSAs, containing performance conditions that are considered probable of being met, which is expected to be recognized over a weighted-average period of 3.0 years.

Stock awards containing market conditions vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the award, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. For equity-classified awards, the Company does not reverse expense recognized if the stock price target(s) are not ultimately achieved, but expense is reversed when such situations occur for liability classified awards. As of September 30, 2021, there was $0.9 million of unrecognized compensation costs related to stock options, RSUs and SARs, containing market conditions, which is expected to be recognized over a weighted-average period of 0.5 years.

The fair value of stock options, RSUs and SARs containing market conditions is estimated using Monte Carlo simulations. The range of assumptions used to determine the fair value of these awards during the years ended September 30, 2021, 2020 and 2019 were as follows:

Year ended September 30
	2021	2020	2019
Dividend yield	—	—	—
Expected volatility	51.6% - 54.6%	45.2% - 54.9%	45.5% - 55.0%
Risk-free interest rate	0.3% - 0.9%	0.1% - 1.7%	1.5% - 2.9%
Expected holding period (% of remaining term)	31.7% - 100.0%	30.7% - 100.0%	25.9% - 100.0%

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

As of the fiscal year ended September 30, 2020, we had $6.1 million of remaining share repurchase authorization. On March 8, 2021, our Board of Directors authorized an additional $10 million of share repurchases of the Company's outstanding shares of common stock through March 31, 2023. We repurchased 957,079 shares for $16.1 million under this program during the six months ended March 31, 2021.
On May 3, 2021, the Company's Board of Directors authorized a new stock repurchase plan (the “May 3, 2021 Stock Repurchase Plan”) of up to $15 million of our outstanding shares of common stock through June 30, 2023. We repurchased 634,884 shares for $15.0 million under this program during the year ended September 30, 2021. On December 6, 2021, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended June 30, 2021, no shares of common stock were surrendered by participants in the exercise of stock options. During the year ended September 30, 2021, participants surrendered 82,612 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.
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
The Company had $40.0 million and $30.0 million of money market funds considered cash equivalents at September 30, 2021 and 2020, respectively. These assets were measured at fair value at September 30, 2021 and 2020 and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

The Company’s financial assets and liabilities not measured at fair value are cash, accounts receivable, and accounts payable. The Company believes the carrying values of these instruments approximate fair value.

As of September 30, 2021 and 2020, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The net periodic benefit cost is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the years ended September 30, 2021, 2020 and 2019, included the following components:

	Year Ended September 30,
	2021	2020	2019
	(in thousands)
Interest cost	$438	$431	$618
Expected return on plan assets	(793)	(797)	(965)
Amortization of prior service cost	21	19	—
Total net periodic benefit	$(334)	$(347)	$(347)
The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2021 and 2020:

	Year Ended September 30,
	2021	2020
	(in thousands)
Change in benefit obligation
Beginning balance	$26,047	$23,240
Interest cost	438	431
Benefits paid	(781)	(597)
Actuarial loss/(gain)	152	1,803
Foreign currency exchange rate changes	1,099	1,170
Ending balance	$26,955	$26,047

	Year Ended September 30,
	2021	2020
	(in thousands)
Change in plan assets
Beginning balance at fair value	$26,771	$25,779
Actual return on plan assets	1,077	297
Benefits paid	(781)	(597)
Foreign currency exchange rate changes	1,141	1,292
Ending balance at fair value	$28,208	$26,771
Overfunded status of the Scheme	$1,253	$724
The pension asset of $1.3 million is recorded in Other long-term assets in the Consolidated Balance Sheet. Because the Scheme is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, which was $27.0 million and $26.0 million at September 30, 2021 and 2020, respectively.
During the year ended September 30, 2021, the Company extended early settlement offers to all members of the Scheme. There was no material impact to the consolidated financial statements as a result of the early settlement offers.
The amounts recognized in other comprehensive (income) loss related to the Company's qualified defined benefit pension plan, net of taxes, and the related foreign currency translation adjustments, for the years ended September 30, 2021 and 2020, is shown in the following table:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
	2021	2020
	(in thousands)
Accumulated other comprehensive (loss) income at beginning of year	$(1,971)	$303
Net actuarial gain (loss)	170	(2,293)
Foreign currency translation adjustments	(84)	19
Accumulated other comprehensive loss at end of year	$(1,885)	$(1,971)
The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.
Actuarial Assumptions
The actuarial assumptions used to determine the benefit obligations at September 30, 2021 and 2020, and to determine the net periodic (benefit) cost for the year were as follows:

	September 30, 2021	September 30, 2020
Discount rate to determine net periodic (benefit) cost	1.60%	1.80%
Expected return on plan assets	2.82%	3.00%
Discount rate to determine benefit obligations	2.00%	1.60%
Rate of increases to deferred CPI linked benefits	3.10%	2.50%
Rate of increases to deferred RPI linked benefits	3.60%	3.00%
Mortality—105% for males and females of S2PxA mortality tables, projected in line with the 2020 Continuous Mortality Investigation projection model and a 1.3% per annum long-term rate of improvement.
Estimated Future Benefit Payments
The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2022	$904
2023	789
2024	1,213
2025	1,052
2027	1,010
2027 through 2030	4,390
Total	$9,358
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The assets are allocated among equity securities, corporate bonds, and diversified funds. The assets are not rebalanced, but the allocation is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2021 and 2020:

	2021	2020
Equity securities	21.0%	20.6%
Corporate bonds	53.0%	53.0%
Diversified fund	26.0%	26.0%
Cash	—%	0.4%
Total	100.0%	100.0%
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

Balance as of September 30, 2021	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$5,860	$—	$5,860
Corporate bonds	—	14,878	—	14,878
Diversified fund	—	7,279	—	7,279
Cash	191	—	—	191
Total	$191	$28,017	$—	$28,208

Balance as of September 30, 2020	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$5,526	$—	$5,526
Corporate bonds	—	14,194	—	14,194
Diversified fund	—	6,957	—	6,957
Cash	94	—	—	94
Total	$94	$26,677	$—	$26,771

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The table below sets forth the significant components and activity in the liability for business realignment initiatives during the year ended September 30, 2021, on a segment and consolidated basis:

(in thousands)	Liability Balance at September 30, 2019	Adoption of ASC 842		Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2020	Business Realignment Expenses	Cash Payments	Liability Balance at September 30, 2021
Employee severance and benefit costs:
GovDeals	$—	$—		$29	$(25)	$4	$—	$(4)	$—
RSCG	—	—		84	(64)	20	—	(20)	—
CAG	414	—		120	(481)	53	5	(58)	—
Corporate & Other	238	—		172	(410)	—	—	—	—
Total employee severance and benefit costs	652	—	—	405	(980)	77	5	(82)	—
Occupancy and other costs:
CAG	169	(169)		—	—	—	—	—	—
Corporate & Other	—	—		—	—	—	—	—	—
Total occupancy and other costs	169	(169)		—	—	—	—	—	—
Total business realignment	$821	$(169)		$405	$(980)	$77	$5	$(82)	$—
15. Legal Proceedings
The Company reserves for contingent liabilities based on ASC 450, Contingencies, when it determines that a liability is probable and reasonably estimable. From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business.

Former Employee Matters

On December 22, 2020, the Company’s former Vice President, Human Resources (the “HR Plaintiff”) filed a claim with the Equal Employment Opportunity Commission (“EEOC”) for wrongful termination on the basis of gender, race, and age. The EEOC subsequently assigned HR Plaintiff’s claim to the Montgomery County Office of Human Rights for investigation, which, in turn, dismissed HR Plaintiff’s claim after HR Plaintiff filed a complaint in the United States District Court for the District of Maryland Southern Division on May 19, 2021. The Company believes this claim is without merit and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of this claim.

Separately, HR Plaintiff also alleged outside of the above process wage and hour violations under Maryland law for failure to pay his fiscal year 2020 performance bonus. The Company and HR Plaintiff settled the wage and hour claims for an immaterial amount in May 2021.

On October 22, 2021, the Company’s former Chief Marketing Officer (“Marketing Plaintiff”) filed a claim with the EEOC alleging that the Company discriminated against him on the basis of his race and age and that the Company retaliated against him. The Company believes these claims are without merit and cannot estimate a range of potential liability, if any, at this time. CNA has accepted tender of the claims.

Separately, Marketing Plaintiff also alleged wage and hour violations under Maryland law for failure to pay his fiscal year 2021 performance bonus.

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

16. Segment Information

The Company provides operating results in four reportable segments: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), Machinio. Descriptions of our reportable segments are as follows:

•The GovDeals reportable segment provides self-directed service solutions that enable local and state government entities including city, county and state agencies, located in the United States and Canada to sell surplus and

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

salvage assets through our GovDeals marketplace. Through the end of fiscal 2019, GovDeals provided self-directed service solutions to commercial businesses as part of the Auction Deals marketplace.

•The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell surplus and salvage consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce services. This segment includes the Company's Liquidation.com and Secondipity marketplaces. Through the end of third quarter fiscal 2021, RSCG operated the Liquidation.com DIRECT marketplace for truckload quantities of retail surplus. Those assets are now sold on the Liquidation.com marketplace.

•The CAG reportable segment provides managed and self-directed service solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus and idle assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial seller assets are located across North America, Europe, Australia, Asia, and Africa. This segment includes the Company's Network International and GoIndustry DoveBid marketplaces and, beginning in fiscal 2020, self-directed service solutions for commercial businesses on the AllSurplus marketplace. Prior to the conclusion of the Scrap Contract, CAG sold scrap assets from the DoD on its Government Liquidation marketplace.

•The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors.

We also report results of Corporate & Other, including elimination adjustments. For the year ended September 30, 2019, Corporate & Other included a previously existing operating segment that did not meet the quantitative thresholds to be a reportable segment, IronDirect. The Company exited the IronDirect business in January 2019.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker ("CODM"), which is the Company's Chief Executive Officer, with oversight by the Board of Directors. The Company reports segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM uses segment gross profit to evaluate the performance of each segment. Segment gross profit is calculated as total revenue less cost of goods sold and seller distributions (excludes depreciation and amortization).

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Year Ended September 30,
(in thousands)	2021	2020	2019
GovDeals:
Revenue	$—	$—	$—
Fee revenue	49,579	32,806	32,936
Total revenue	49,579	32,806	32,936
Gross profit	47,030	30,721	30,386

RSCG:
Revenue	130,790	118,398	110,736
Fee revenue	28,016	18,093	16,585
Total revenue	158,806	136,491	127,321
Gross profit	64,564	49,727	44,967

CAG:
Revenue	15,361	9,182	36,684
Fee revenue	24,284	20,299	23,558
Total revenue	39,645	29,481	60,242
Gross profit	29,324	22,714	32,679

Machinio:
Revenue	—	—	—
Fee revenue	9,559	7,213	5,598
Total revenue	9,559	7,213	5,598
Gross profit	8,992	6,813	5,196

Corporate & Other, including elimination adjustments:
Revenue	—	—	469
Fee revenue	(57)	(51)	(41)
Total revenue	(57)	(51)	428
Gross profit	(57)	(51)	52

Consolidated:
Revenue	146,151	127,580	147,889
Fee revenue	111,380	78,360	78,636
Total revenue	257,531	205,940	226,525
Gross profit	149,853	109,924	113,280

The following table presents a reconciliation between gross profit used in the reportable segments and the Company's consolidated results:

	Year Ended September 30,
(in thousands)	2021	2020	2019
Reconciliation:
Gross profit	149,853	109,924	113,280
Operating expenses	122,679	113,248	127,739
Other operating expenses	6	573	5,049
Interest and other income, net	(411)	(924)	(1,448)
Income (loss) before income taxes	27,579	(2,973)	(18,060)

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Total segment assets reconciled to consolidated amounts are as follows:

	September 30,
(in thousands)	2021	2020
GovDeals	$148,111	$102,083
RSCG	84,971	51,230
CAG	94,884	107,529
Machinio	29,806	26,568
Corporate & Other, including elimination adjustments	(102,196)	(90,776)
Total Assets:	$255,576	$196,634

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
(in thousands)	2021	2020	2019
United States	$214,162	$180,887	$191,816
Rest of the world	43,369	25,053	34,709
Total Revenue	$257,531	$205,940	$226,525

Total long-lived assets by geographic areas are as follows:

	September 30,
(in thousands)	2021	2020
United States	$17,261	$17,358
Rest of the world	373	485
Total Long-lived Assets	$17,634	$17,843

17. Subsequent Event

On November 1, 2021, the Company entered into a definitive agreement to purchase all of the issued and outstanding shares of stock of Bid4Assets, Inc. (Bid4Assets), a pioneer in internet-based public auctions of real property. This acquisition will support our growth objectives for the GovDeals reportable segment. Upon closing, the Company paid $15 million in cash, including the assumption of a minimum working capital amount of $0.3 million. Shareholders of Bid4Assets are eligible to receive earn-out consideration of up to $37.5 million in cash, payable based on Bid4Assets' achievement of certain EBITDA targets measured as of each trailing twelve-month period and determined at the end of each calendar quarter, for the period from October 1, 2021 until the quarter ended December 31, 2022.

The Company is currently evaluating the purchase price accounting for this transaction and as such, the final accounting treatment could result in material changes to our balance sheet and earnings during fiscal 2022.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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

	Three months ended
	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021
	(in thousands, except share and per share data)
Revenue	$49,504	$52,824	$47,722	$55,890	$55,751	$61,786	$69,666	$70,328
Gross profit (excludes depreciation and amortization)	$25,328	$26,205	$25,228	$33,163	$33,178	$35,401	$41,213	$40,061
Income (loss) before income taxes	$(4,738)	$(4,195)	$422	$5,538	$4,811	$5,667	$8,848	$8,253
Net income (loss)	$(5,196)	$(4,238)	$213	$5,447	$4,514	$5,260	$8,419	$32,756
Basic income (loss) per common share	$(0.15)	$(0.13)	$0.01	$0.16	$0.14	$0.16	$0.25	$0.98
Diluted income (loss) per common share	$(0.15)	$(0.13)	$0.01	$0.16	$0.13	$0.15	$0.24	$0.93
Basic weighted average shares outstanding	33,545,235	33,624,889	33,695,936	33,584,040	33,176,895	33,491,395	33,371,906	33,297,879
Diluted weighted average shares outstanding	33,545,235	33,624,889	33,815,332	33,986,862	34,911,119	35,559,747	35,437,761	35,294,326
LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2019	$39,337	2,572	—	$41,909
Year ended September 30, 2020	41,909	(121)	—	41,788
Year ended September 30, 2021	$41,788	(27,975)	—	$13,813
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2019	$337	178	(224)	$291
Year ended September 30, 2020	291	200	(102)	389
Year ended September 30, 2021	$389	297	(196)	$490
Provision for inventory allowance (deducted from inventory)
Year ended September 30, 2019	$503	331	(503)	$331
Year ended September 30, 2020	331	328	(359)	300
Year ended September 30, 2021	$300	174	(300)	$174

EXHIBIT INDEX

Exhibit No.	Description
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
2.4
Agreement and Plan of Merger, dated November 1, 2021, by and among the Company, Liquidity Services RE Ventures, Inc., Bid4Assets, Inc. (“Bid4Assets”), USA B4A Sellers Rep LLC, and certain holders of the outstanding stock of Bid4Assets, incorporated herein by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 1, 2021.

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

10.6#
Executive Employment Agreement, dated October 1, 2020, by and between the Company and Novelette Murray, incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 11, 2020.

10.7#
Executive Employment Agreement, dated January 27, 2005, by and between the Company and James M. Rallo, incorporated herein by reference to Exhibit 10.6.1 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.7.1#
Amendment to Executive Employment Agreement between the Company and James M. Rallo, dated January 25, 2006, incorporated herein by reference to Exhibit 10.6.2 to Amendment No. 3 to the Company's Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 1, 2006.

10.7.2#
Severance Agreement and General Release, dated May 6, 2019, by and between James M. Rallo and the Company, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2019.

10.8#
Executive Employment Agreement, dated January 10, 2018, by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on February 1, 2018.

10.8.1#
Letter Agreement, dated March 2, 2018, by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 3, 2018.

10.8.2#
Retirement Agreement and General Release dated May 13, 2019 by and between the Company and Roger Gravley, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, field with the SEC on May 17, 2019.

10.9#
Executive Employment Agreement, dated March 15, 2012, by and between the Company and Michael Lutz, incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

10.9.1#
Second Amendment to Executive Employment Agreement, dated January 18, 2016, by and between the Company and Michael Lutz, incorporated herein by reference to Exhibit 10.8.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

10.10#
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
10.20#
Liquidity Services Inc. Annual Incentive Plan, adopted on December 2, 2020, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 11, 2020.

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
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2021 and 2020, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2021, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 30, 2021, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2021, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2021, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
#     Indicates management contract or compensatory plan.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 9, 2021.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 9, 2021.

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