Form 10-Q
period 2021-12-31
LIQUIDITY SERVICES INC
filed 2022-02-03
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of January 31, 2022 was 35,564,964.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	December 31, 2021	September 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$91,321	$106,335
Accounts receivable, net of allowance for doubtful accounts of $478 and $490	7,797	5,866
Inventory, net	13,225	12,468
Prepaid taxes and tax refund receivable	1,677	1,713
Prepaid expenses and other current assets	6,465	5,460
Total current assets	120,485	131,842
Property and equipment, net of accumulated depreciation of $20,058 and $18,558	18,164	17,634
Operating lease assets	15,309	13,478
Intangible assets, net	19,187	3,453
Goodwill	88,727	59,872
Deferred tax assets	19,217	23,822
Other assets	5,789	5,475
Total assets	$286,878	$255,576
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,957	$40,611
Accrued expenses and other current liabilities	35,709	25,975
Current portion of operating lease liabilities	4,382	4,250
Deferred revenue	4,685	4,624
Payables to sellers	48,288	33,713
Total current liabilities	125,021	109,173
Operating lease liabilities	11,774	10,098
Other long-term liabilities	13,004	1,290
Total liabilities	149,799	120,561
Commitments and contingencies (Note 12)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 35,533,071 shares issued and outstanding at December 31, 2021; 35,457,095 shares issued and outstanding at September 30, 2021	36	35
Additional paid-in capital	253,536	252,017
Treasury stock, at cost; 2,373,946 shares at December 31, 2021 and 2,222,083 shares at September 30, 2021	(39,691)	(36,628)
Accumulated other comprehensive loss	(9,142)	(9,011)
Accumulated deficit	(67,660)	(71,398)
Total stockholders’ equity	137,079	135,015
Total liabilities and stockholders’ equity	$286,878	$255,576

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
Revenue	$36,217	$31,071
Fee revenue	30,490	24,680
Total revenue	66,707	55,751
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	27,762	22,573
Technology and operations	13,918	10,573
Sales and marketing	10,044	9,108
General and administrative	8,230	6,996
Depreciation and amortization	2,302	1,871
Other operating (income) expenses	(32)	4
Total costs and expenses	62,224	51,125
Income from operations	4,483	4,626
Interest and other income, net	(131)	(185)
Income before provision for income taxes	4,614	4,811
Provision for income taxes	1,012	297
Net income	$3,602	$4,514
Basic income per common share	$0.11	$0.14
Diluted income per common share	$0.10	$0.13
Basic weighted average shares outstanding	32,971,709	33,176,895
Diluted weighted average shares outstanding	34,868,869	34,911,119

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
Net income	$3,602	$4,514
Other comprehensive (loss) income:
Foreign currency translation	(131)	896
Other comprehensive (loss) income	(131)	896
Comprehensive income	$3,471	$5,410

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	3,602	3,602
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	131,070	1	—	—	—	—	—	1
Taxes paid associated with net settlement of stock compensation awards	(40,239)	—	(851)	—	—	—	—	(851)
Forfeitures of restricted stock awards	(14,855)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(147,185)	(2,963)	—	—	(2,963)
Common stock surrendered in the exercise of stock options	—	—	100	(4,678)	(100)	—	—	—
Stock compensation expense	—	—	2,270	—	—	—	—	2,270
Foreign currency translation and other	—	—	—	—	—	(131)	136	5
Balance at December 31, 2021	35,533,071	$36	$253,536	(2,373,946)	$(39,691)	$(9,142)	$(67,660)	$137,079

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Three Months Ended December 31,
	2021	2020
	(Unaudited)
Operating activities
Net income	$3,602	$4,514
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,302	1,871
Stock compensation expense	2,280	2,229
Inventory adjustment to net realizable value	98	—
Provision for doubtful accounts	11	15
Deferred tax provision	881	32
Gain on disposal of property and equipment	(6)	(1)
Gain on termination of lease	(205)	—
Changes in operating assets and liabilities:
Accounts receivable	(1,795)	506
Inventory	(855)	(4,324)
Prepaid and deferred taxes	35	208
Prepaid expenses and other assets	(1,137)	(1,235)
Operating lease assets and liabilities	214	(89)
Accounts payable	(8,815)	3,301
Accrued expenses and other current liabilities	(5,193)	(1,994)
Deferred revenue	60	174
Payables to sellers	11,199	1,069
Other liabilities	(805)	(238)
Net cash provided by operating activities	1,871	6,038
Investing activities
Cash paid for business acquisition, net of cash acquired	(11,063)	—
Purchases of property and equipment, including capitalized software	(1,964)	(1,363)
Increase in intangibles	(1)	(5)
Proceeds from sales of property and equipment	7	14
Proceeds from promissory note	—	508
Net cash used by investing activities	(13,021)	(846)
Financing activities
Payments of the principal portion of finance lease liabilities	(27)	(9)
Taxes paid associated with net settlement of stock compensation awards	(851)	(58)
Proceeds from exercise of stock options	—	197
Common stock repurchased	(2,963)	(4,103)
Net cash used by financing activities	(3,841)	(3,973)
Effect of exchange rate differences on cash and cash equivalents	(23)	589
Net (decrease) increase in cash and cash equivalents	(15,014)	1,808
Cash and cash equivalents at beginning of period	106,335	76,036
Cash and cash equivalents at end of period	$91,321	$77,844
Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(28)	$208
Non-cash: Earnout liability for acquisition activity	$26,900	$—
Non-cash: Common stock surrendered in the exercise of stock options	$100	$169
See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements

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

Results from our operations are organized into four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 13 - Segment Information for more information.

We were incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

On November 1, 2021, the Company purchased all of the issued and outstanding shares of stock of Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets auctions distressed real estate for the federal government, sheriffs, county tax-collectors, financial institutions and real estate funds. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.

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

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the year ending September 30, 2022 or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three months ended December 31, 2021, these estimates required the Company to make assumptions about the extent and duration of restrictions on cross-border transactions and the impact of the COVID-19 pandemic on macroeconomic conditions and, in turn, the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.7 million as of December 31, 2021 and $0.6 million as of September 30, 2021 and is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.7 million as of December 31, 2021 and $4.6 million as of September 30, 2021 and is included in the line item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2021 contract liability balance, $2.1 million was earned as Fee revenue during the three months ended December 31, 2021.

Performance obligations for Machinio's subscription services are satisfied over time as the Company provides the services over the term of the subscription. At December 31, 2021, the Company has a remaining performance obligation of $4.7 million for these subscription services, and the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $1.7 million as of December 31, 2021 and $1.6 million as of September 30, 2021 and is included in the line items Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.2 million and $0.1 million during the three months ended December 31, 2021 and 2020, respectively.

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

On May 12, 2021, the Company entered into the First Amendment to the Forbearance Agreement with JTC, providing JTC with full satisfaction and discharge from its indebtedness upon receipt of a $3.5 million payment made on May 17, 2021. As a result, the Company recorded a $1.1 million loss as component of Other operating expenses in its Condensed Consolidated Statement of Operations during the three months ended June 30, 2021, representing the difference between the $4.6 million outstanding balance of principal and accrued interest and the $3.5 million payment received. There was no impact on the unaudited financial statements from this transaction as of and for the three months ended December 31, 2021 and December 31, 2020.

Risk Associated with Certain Concentrations

For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed. However, for the remaining buyers, goods are not shipped before payment is made, and as a result the Company is not subject to significant collection risk from those buyers.

For consignment sales transactions, funds are typically collected from buyers and are held by the Company on the sellers' behalf. The funds are included in Cash and cash equivalents on the Condensed Consolidated Balance Sheets. The Company releases the funds to the seller, less the Company's commission and other fees due, through Accounts payable after the buyer has accepted the goods or within 30 days, depending on the state where the buyer and seller conduct business.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 60.5% and 60.0% of consolidated Cost of goods sold for the three months ended December 31, 2021 and 2020, respectively. These contracts are included within the RSCG reportable segment.

Recent Accounting Pronouncements

Accounting Standards Adopted

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The Company adopted the new standard on a prospective basis effective October 1, 2021. This accounting standard has not had a material impact on the Company's condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023 and will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its condensed consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts receivable and money market funds. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.

3.     Bid4Assets Acquisition

On November 1, 2021, the Company purchased all of the issued and outstanding shares of stock of Bid4Assets, Inc. (Bid4Assets), a Maryland corporation. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. The results of Bid4Assets' operations are included within our GovDeals reportable segment.

As of December 31, 2021, the Company's purchase price allocation related to this acquisition is preliminary and subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocation of the purchase price will be finalized once all the information that was known and knowable as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date. The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, the valuation of intangible assets acquired and earn-out liability, and the residual goodwill. The preliminary amounts assigned to intangible assets by type for this acquisition were based upon our valuation model and historical experiences with entities with similar business characteristics.

The preliminary acquisition date fair value of the consideration transferred to the shareholders of Bid4Assets was approximately $41.6 million consisting of $14.7 million in cash (net of working capital adjustments totaling $0.3 million) and earn-out consideration with a preliminary fair value of $26.9 million. Shareholders of Bid4Assets are eligible to receive earn-out consideration of up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the Bid4Assets acquisition date of November 1, 2021, is as follows:

(in thousands)	Fair Value
Cash and cash equivalents	$3,576
Intangible assets	16,500
Other assets	368
Total assets acquired	20,443
Payables to sellers	3,701
Operating lease liabilities	204
Deferred tax liabilities	3,724
Total liabilities assumed	7,629
Net identifiable assets acquired	$12,815
Goodwill	28,825
Total consideration transferred	$41,639

The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill associated with our acquisition includes the acquired assembled work force, and the value associated with the opportunity to leverage the workforce to continue to grow by adding additional customer relationships or new solutions in the future. Based on management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, goodwill of approximately $28.8 million was recorded. The total goodwill arising from the acquisition is included in the GovDeals reportable segment and is not deductible for tax purposes.

The known intangible assets acquired were determined to consist of, and preliminarily fair valued at, the following:

(in thousands)	Useful Life (in years)	Fair Value
Contract intangibles	8	$13,900
Developed software	3	2,200
Trade name	3	400
Total identifiable intangible assets		$16,500

Contract Intangibles

We recorded contract intangibles separately from goodwill based upon determination of the length, strength, and contractual nature of the relationship that Bid4Assets shared with its suppliers. We valued the contract intangibles using the multi-period excess earnings method, an income approach valuation model. The significant assumptions used in the income approach includes estimates about future expected cash flows from supplier contracts, the attrition rate, and the discount rate. We are amortizing the contract intangibles, preliminarily valued at $13.9 million, on a straight line basis over a useful life of eight years, which is materially consistent with the expected pattern of economic benefit.

Developed Software

Developed software primarily consists of intellectual property of the Bid4Assets e-commerce marketplace and associated mailing lists. We valued the developed software by applying the relief-from-royalty method, an income approach valuation model. The significant assumptions used in the relief-from-royalty method include estimates about future expected cash flows from the developed software, the royalty rate, the obsolescence factor and the discount rate. We are amortizing the acquired developed technology, preliminarily valued at $2.2 million, on a straight line basis over a useful life of three years, which is materially consistent with the expected pattern of economic benefit.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Trade Name

We valued the trade name acquired using a relief-from-royalty method. The significant assumptions used in the relief-from-royalty method include future expected cash flows from the trade name, the royalty rate, and the discount rate. We are amortizing the trade name, preliminarily valued at $0.4 million, on a straight line basis over a useful life of three years, which is materially consistent with the expected pattern of economic benefit.

Contingent Consideration

During the three months ended December 31, 2021, and as a result of the acquisition of Bid4Assets, the Company recorded preliminary contingent consideration in the amount of $26.9 million on its Condensed Consolidated Balance Sheets. See further discussion of this matter within Note 10 - Fair Value Measurement.

Other Information

Revenue, net income (loss), and pro forma information related to the Bid4Assets acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three months ended December 31, 2021 and 2020, as applicable.

4.     Earnings per Share

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

The computation of basic and diluted net income per share is as follows:

	Three Months Ended December 31,
	2021	2020
Numerator:
Net income	$3,602	$4,514
Denominator:
Basic weighted average shares outstanding	32,971,709	33,176,895
Dilutive impact of stock options, RSUs and RSAs	1,897,160	1,734,224
Diluted weighted average shares outstanding	34,868,869	34,911,119
Basic income per common share	$0.11	$0.14
Diluted income per common share	$0.10	$0.13
Stock options, RSUs and RSAs excluded from income (loss) per diluted share because their effect would have been anti-dilutive	786,593	1,711,221

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

5.    Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 5.1 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended December 31,
(in thousands)	2021	2020
Finance lease – lease asset amortization	$21	$16
Finance lease – interest on lease liabilities	5	5
Operating lease cost	1,478	1,389
Short-term lease cost	53	74
Variable lease cost (1)	384	363
Sublease income	(36)	(76)
Total net lease cost	$1,905	$1,771
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.
Maturities of lease liabilities are:

	December 31, 2021
(in thousands)	Operating Leases	Finance Leases
2022	$3,934	$88
2023	4,768	117
2024	3,860	98
2025	3,170	69
2026	2,139	66
Thereafter	389	12
Total lease payments (1)	$18,260	$450
Less: imputed interest (2)	(2,104)	(49)
Total lease liabilities	$16,156	$401

(1) The weighted average remaining lease term is 3.9 years for operating leases and 4.3 years for finance leases.
(2) The weighted average discount rate is 6.3% for operating leases and 5.5% for finance leases.
Supplemental disclosures of cash flow information related to leases are:

	Three Months Ended December 31,
(in thousands)	2021	2020
Cash paid for amounts included in operating lease liabilities	$1,060	$1,240
Cash paid for amounts included in finance lease liabilities	27	9
Non-cash: lease liabilities arising from new operating lease assets obtained	3,224	468
Non-cash: lease liabilities arising from new finance lease assets obtained	179	—
Non-cash: adjustments to lease assets and liabilities[1]	(205)	3,187
(1) These include adjustments due to lease modifications, renewals, and other related adjustments.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

6.    Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2020	$21,550	$23,731	$14,558	$59,839
Translation adjustments	33	—	—	33
Balance at September 30, 2021	$21,583	$23,731	$14,558	$59,872
Bid4Assets acquisition (see Note 3)	—	28,825	—	28,825
Translation adjustments	30	—	—	30
Balance at December 31, 2021	$21,613	$52,556	$14,558	$88,727
The increase in the goodwill balance of $28.8 million at the GovDeals reportable segment during the three months ended December 31, 2021 is due to the Bid4Assets acquisition. See Note 3 - Bid4Assets Acquisition for further information.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its goodwill. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended December 31, 2021.

7.    Intangible Assets

Intangible assets consist of the following:

		December 31, 2021			September 30, 2021
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6 - 8	17,000	(2,098)	14,902	3,100	(1,679)	1,421
Technology	3 - 5	5,300	(2,033)	3,267	2,700	(1,755)	945
Patent and trademarks	3 - 10	2,360	(1,342)	1,018	2,360	(1,273)	1,087
Total intangible assets		$24,660	$(5,473)	$19,187	$8,160	$(4,707)	$3,453

The gross carrying amount of total intangible assets increased by $16.5 million during the three months ended December 31, 2021 due to the Bid4Assets acquisition. The acquired developed software and trade name are included in the above line items of Technology and Patent and trademarks, respectively. See Note 3 - Bid4Assets Acquisition for further information.

Future expected amortization of intangible assets at December 31, 2021, is as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2022	$2,951
2023	3,791
2024	3,253
2025	2,012
2026 and thereafter	7,180
Total	$19,187

Intangible asset amortization expense was $0.8 million and $0.3 million for the three months ended December 31, 2021 and 2020, respectively.

The Company has continued to evaluate the impact of the COVID-19 pandemic on the recoverability of its long-lived assets. The Company has not identified indicators of impairment requiring an interim impairment test on material long-lived assets during the three months ended December 31, 2021.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

8.    Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first three months of fiscal year 2022 and its corresponding effective tax rate is 21.3% compared to 6.2% for the first three months of fiscal year 2021. The change in the effective tax rate for the three months ended December 31, 2021 as compared to the same period in the prior year was primarily due to state and foreign taxes, and the utilization of net operating losses. Tax expense in the three months ended December 31, 2021 is due to state and foreign taxes paid and the utilization of net operating losses. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC Topic 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company identified no new uncertain tax positions during the three months ended December 31, 2021. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of December 31, 2021, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2018 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2018 may be adjusted upon examination by tax authorities if they are utilized.

9.    Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows:

	Common Stock			Treasury Stock
(dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2020	34,082,406	$34	$247,892	$(547,508)	$(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	4,514	4,514
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	151,845	—	197	—	—	—	—	197
Taxes paid associated with net settlement of stock compensation awards	(7,703)	—	(57)	—	—	—	—	(57)
Forfeitures of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(309,496)	(4,103)	—	—	(4,103)
Common stock surrendered in the exercise of stock options	—	—	169	(9,384)	(169)	—	—	—
Stock compensation expense	—	—	1,801	—	—	—	—	1,801
Foreign currency translation	—	—	—	—	—	896	—	896
Balance at December 31, 2020	34,212,815	$34	$250,002	$(866,388)	$(8,255)	$(8,886)	$(117,832)	$115,063

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. As of December 31, 2021, the Company has reserved at total of 19,100,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of December 31, 2021, 994,605 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended December 31,
	2021	2020
Equity-classified awards:
Stock options	$1,077	$884
RSUs & RSAs	1,193	918
Total equity-classified awards	$2,270	$1,802
Liability-classified awards:
SARs	10	427
Total stock compensation expense:	$2,280	$2,229

The table below presents the components of share-based compensation expense by line item within our Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended December 31,
	2021	2020
Stock Compensation Expense by Line Item
Technology and operations	$303	$367
Sales and marketing	490	580
General and administrative	1,487	1,282
Total stock compensation expense:	$2,280	$2,229

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Three Months Ended
December 31, 2021
Stock Options granted:
Options containing only service conditions:	129,945
Weighted average exercise price	$23.14
Weighted average grant date fair value	$10.83

Options containing performance or market conditions:	129,945
Weighted average exercise price	$23.14
Weighted average grant date fair value	$10.30

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:[1]	316,085
Weighted average grant date fair value	$22.10

RSUs & RSAs containing performance or market conditions:[1]	331,085
Weighted average grant date fair value	$18.80
________________
1 55,000 RSUs containing service conditions and 70,000 RSUs containing performance conditions were granted by private placement.

The stock options and RSUs & RSAs containing only service conditions will vest over a four-year service period. The stock options and RSUs & RSAs containing performance conditions will vest upon the achievement of specified financial targets of the Company, a segment, or a division of a segment. The stock options and RSUs & RSAs containing market conditions will vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price.

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the three months ended December 31, 2021 were as follows:

Three Months Ended
December 31, 2021
Dividend yield	—
Expected volatility	58.7% - 61.2%
Risk-free interest rate	1.1% - 1.3%
Expected term	4.5 - 5.0 years

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the three months ended December 31, 2021 were as follows:

Three Months Ended
December 31, 2021
Dividend yield	—
Expected volatility	57.2% - 62.9%
Risk-free interest rate	1.1% - 1.5%
Expected holding period (% of remaining term)	29.4% - 100.0%

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

SARs

During the three months ended December 31, 2021, the Company did not issue any SARs, 750 SARs were exercised requiring the Company to make cash payments of less than $0.1 million, and 2,500 SARs were canceled. As of December 31, 2021, 38,795 SARs were outstanding.

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

The Company had no remaining share repurchase authorization as of September 30, 2021. On December 6, 2021, the Company's Board of Directors authorized a new stock repurchase plan (the "December 6 Stock Repurchase Plan") of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023. During the three months ended December 31, 2021, the Company repurchased a total of 147,185 shares for $3.0 million under this program. As of December 31, 2021, the company may repurchase an additional $17.0 million of shares under this program.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due.

During the three months ended December 31, 2021 and December 31, 2020, participants surrendered 4,678 and 9,384 shares of common stock, respectively, in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

10.    Fair Value Measurement

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

The Company had $40.0 million of money market funds considered cash equivalents at December 31, 2021 and September 30, 2021. These assets were measured at fair value at December 31, 2021 and September 30, 2021 and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

During the three months ended December 31, 2021, and as a result of the acquisition of Bid4Assets, the Company recorded preliminary fair value of contingent consideration in the amount of $26.9 million on its Condensed Consolidated Balance Sheets. The contingent consideration is based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The liability for this consideration has $14.5 million included in Accrued expenses and other current liabilities and $12.4 million recorded in Other long-term liabilities within the Condensed Consolidated Balance Sheets.

The Company fair valued the earn-out consideration using Monte Carlo valuation method. The fair value measurements utilized were classified as Level 3 assets within the fair value hierarchy under the provisions of ASC 820 and ASC 805. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, volatility of gross profit and operating expenses, and the discount rate. The earn-out consideration was preliminarily valued at approximately $26.9 million at the acquisition date. Fair value of the earn-out consideration will be remeasured at the end of each calendar quarter until December 31, 2022.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The changes in earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value during the three months ended December 31, 2021, is as follows (in thousands):

Contingent Consideration
Balance at September 30, 2021	$—
Earn-out from business acquisition	26,900
Balance at December 31, 2021	$26,900

When valuing its Level 3 liability, management's estimation of fair value is based on the best information available in the circumstances and may incorporate management's own assumptions around market demand which could involve a level of judgment, taking into consideration a combination of internal and external factors. Changes in the fair value of the Company's Level 3 liability are recorded in Other operating (income) expenses in the Condensed Consolidated Statements of Operations.

The Company’s financial assets and liabilities not measured at fair value are cash, accounts receivable, and accounts payable. The Company believes the carrying values of these instruments approximate fair value.

As of December 31, 2021, the Company had no non-financial instruments measured at fair value on a non-recurring basis other than fair value measurements associated with the preliminary purchase accounting for Bid4Assets. See Note 3 - Bid4Assets Acquisition for more information. As of September 30, 2021, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

11.     Defined Benefit Pension Plan

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

The net periodic (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and for the three months ended December 31, 2021 and 2020 included the following components:

	Three Months Ended December 31,
(in thousands)	2021	2020
Interest cost	$132	$107
Expected return on plan assets	(235)	(194)
Amortization of prior service cost	5	5
Total net periodic (benefit)	$(98)	$(82)

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

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

Unless otherwise noted, based on the information currently available, there are no claims or actions pending or threatened against the Company that, if adversely determined, would have, in Company’s management’s judgement based on the information known to management, a material adverse effect based on the Company in the Company.

13.     Segment Information

The Company provides operating results in four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Asset Group (CAG), and Machinio. Descriptions of our reportable segments are as follows:

•The GovDeals reportable segment provides self-directed service solutions that enable local and state government entities including city, county and state agencies, located in the United States and Canada to sell surplus, salvage and real estate assets through our GovDeals and Bid4Assets marketplaces (see Note 3).

•The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell surplus and salvage consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce services. This segment includes the Company's Liquidation.com, Secondipity and AllSurplus Deals marketplaces. Through the end of third quarter fiscal 2021, RSCG operated the Liquidation.com DIRECT marketplace for truckload quantities of retail surplus. Those assets are now sold on the Liquidation.com marketplace.

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

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (CODM), which is the Company's Chief Executive Officer, with oversight by the Board of Directors. The Company reports reportable segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM uses segment gross profit to evaluate the performance of each segment. Segment gross profit is calculated as total revenue less cost of goods sold (excludes depreciation and amortization).

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended December 31,
(in thousands)	2021	2020
GovDeals:
Revenue	$—	$—
Fee revenue	13,984	10,818
Total revenue	13,984	10,818
Gross profit	$13,295	$10,203

RSCG:
Revenue	$32,083	$28,161
Fee revenue	6,601	6,745
Total revenue	38,684	34,906
Gross profit	$14,257	$14,627

CAG:
Revenue	$4,134	$2,910
Fee revenue	7,073	5,003
Total revenue	11,207	7,913
Gross profit	$8,719	$6,358

Machinio:
Revenue	$—	$—
Fee revenue	2,832	2,114
Total revenue	2,832	2,114
Gross Profit	$2,674	$1,991

Corporate & Other, including elimination adjustments:
Revenue	$—	$—
Fee revenue	—	—
Total revenue	—	—
Gross profit	$—	$—

Consolidated:
Revenue	$36,217	$31,071
Fee revenue	30,490	24,680
Total revenue	66,707	55,751
Gross profit	$38,945	$33,178

The following table reconciles gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended December 31,
(in thousands)	2021	2020
Reconciliation:
Gross profit	$38,945	$33,178
Operating expenses	34,494	28,548
Other operating (income) expenses	(32)	4
Interest and other income, net	(131)	(185)
Income before provision for income taxes	$4,614	$4,811

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended December 31, 2021 and 2020 was 13.5% and 9.6%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021 and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes and the information contained elsewhere in this document.

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

Our business delivers value to shareholders through its ability to unleash the intrinsic value of surplus from our marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in ever-increasing numbers. The result is a continuous flow of goods that becomes increasingly valuable as more participants join the platform, thereby creating positive network effects that benefit sellers, buyers, and shareholders.

Results from our operations are organized into four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 13 - Segment Information to the Condensed Consolidated Financial Statements for more information regarding our reportable segments.

On November 1, 2021, the Company purchased all of the issued and outstanding shares of stock of Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets auctions distressed real estate for the federal government, sheriffs, county tax-collectors, financial institutions and real estate funds. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Since May 2020, we have seen subsequent increases in GMV and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income since the third quarter of fiscal 2020. However, COVID-19 and its variants continue to impact the global economy and the ability to conduct cross-border commerce due to ongoing travel restrictions in various countries. At this time, the likelihood, magnitude and timing of business developments across our reportable segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. During fiscal 2021 and during the three months ended December 31, 2021, the Company determined that its liquidity position and working capital were more than sufficient to meet its projected needs. As discussed in Note 9 - Stockholders' Equity, on December 6, 2021, the Company's Board of Directors authorized the repurchase of up to $20.0 million of the Company's outstanding shares of common stock through December 31, 2023. During the three months ended December 31, 2021, the Company repurchased a total of 147,185 shares for $3.0 million under this program. Future timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of alternative investment opportunities. The repurchase program will be executed consistent with the Company's capital allocation strategy of prioritizing investment to grow the business over the long term.

Our Marketplace Transactions

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended December 31, 2021, the approximate number of registered buyers increased from 3,839,000 to 4,713,000, or 23%. Of the increase, approximately 16% is attributable to the Bid4Assets registered buyer base acquired in Q1-FY22.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Condensed Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three months ended December 31, 2021 and 2020, our purchase transaction model accounted for 14.5% and 16.2% of our Gross Merchandise Volume (GMV), and 54.3% and 55.7% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG reportable segment. See further discussion regarding our Amazon.com, Inc. contracts at Note 2 - Summary of Significant Accounting Policies.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized upon auction close or upon collection of auction proceeds, depending upon the settlement service level selected by the seller. Revenue under the consignment model is recorded within the Fee revenue line item on the Condensed Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three months ended December 31, 2021 and 2020, our consignment model accounted for 85.5% and 83.8% of our GMV, and 38.4% and 36.7% of our total revenues, respectively.

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's Advertising and System subscription services, as well as other services including returns management, refurbishment of assets, and asset valuation services. Other revenues accounted for 7.3% and 7.6% of our total revenues for the three months ended December 31, 2021 and 2020, respectively.

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

Our Vendor Agreements

Our commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 60.5% and 60.0% of consolidated Cost of goods sold for the three months ended December 31, 2021 and 2020, respectively. These contracts are included within our RSCG reportable segment. Our agreements with our other sellers are generally terminable at will by either party.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2021 and 2020, we had approximately 4,713,000 and 3,839,000 registered buyers, respectively. Of the increase, approximately 16% is attributable to the Bid4Assets registered buyer base acquired in Q1-FY22.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2021 and 2020, approximately 642,000 and 517,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2021 and 2020, we completed approximately 211,000 and 152,000 transactions, respectively.

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
•The authoritative guidance related to business combinations requires the initial recognition of contingent consideration at fair value with subsequent changes in fair value recorded through the Condensed Consolidated Statements of Operations and disallows the capitalization of transaction costs. We believe adjusting for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.
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
The table below reconciles net income (loss) to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.
.

	Three Months Ended December 31,
	2021	2020
(in thousands)	(Unaudited)
Net income	$3,602	$4,514
Interest and other income, net[1]	(33)	(103)
Provision for income taxes	1,012	297
Depreciation and amortization	2,302	1,871
Non-GAAP EBITDA	$6,883	$6,579
Stock compensation expense	2,280	2,229
Acquisition costs and impairment of long-lived and other assets[2]	211	—
Business realignment expenses[2,3]	—	5
Non-GAAP Adjusted EBITDA	$9,374	$8,813
1 Represents Interest and other income, net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit).
2 Acquisition costs, impairment of long-lived assets and other assets, fair value adjustments to acquisition earn-outs, and business realignment expenses are components of Other operating (income) expenses on the Statements of Operations.
3 Business realignment expense includes the amounts accounted for as exit costs under ASC 420, and the related impacts of business realignment actions subject to other accounting guidance.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2021, and in Note 2 — Summary of Significant Accounting Policies to the condensed consolidated financial statements. The following discussion is a supplement to the disclosures referenced in connection with accounting estimates made in preparing the preliminary purchase accounting for the acquisition Bid4Assets as of November 1, 2021.

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

Intangible assets. Intangible assets consist of contract intangibles, brand and technology, and patent and trademarks. Intangible assets are amortized using the straight-line method over their estimated useful lives. The preliminary fair value of acquired intangible assets, excluding goodwill, arising from the Bid4Assets acquisition was $16.5 million. This balance consisted of the following identified intangible assets, each with their own significant assumptions used, as follows:

•Contract Intangibles - We valued the contract intangibles using the multi-period excess earnings method, an income approach valuation model. The significant assumptions used in the income approach includes estimates about future expected cash flows from supplier contracts, the attrition rate, and the discount rate.

•Developed Software - We valued the developed software by applying the relief-from-royalty method, an income approach valuation model. The significant assumptions used in the relief-from-royalty method include estimates about future expected cash flows from the developed software, the royalty rate, the obsolescence factor and the discount rate.

•Trade Name - We valued the trade name acquired using a relief-from-royalty method. The significant assumptions used in the relief-from-royalty method include future expected cash flows from the trade name, the royalty rate, and the discount rate.

Earnout Liability. Shareholders of Bid4Assets are eligible to receive up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The earn-out consideration was preliminarily fair valued at approximately $26.9 million as of the acquisition date. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, volatility of gross profit and operating expenses, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our preliminary purchase price allocation, goodwill arising from the acquisition was determined to be $28.8 million. See Note 3 - Bid4Assets Acquisition for further information.

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

Other operating (income) expense. Other operating (income) expense includes impairment of long-lived and other assets, the change in fair value of contingent consideration, impacts of lease terminations, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other income, net.  Interest and other income, net consists of interest income on money market funds and the prior promissory note issued to JTC, the components of net periodic pension (benefit) other than the service component and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate after discrete items was 21.3% for the three months ended December 31, 2021. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended December 31,
(dollars in thousands)	2021	2020	$ Change	% Change
Revenue	$36,217	$31,071	$5,146	16.6%
Fee revenue	30,490	24,680	5,810	23.5
Total revenue	66,707	55,751	10,956	19.7
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	27,762	22,573	5,189	23.0
Technology and operations	13,918	10,573	3,345	31.6
Sales and marketing	10,044	9,108	936	10.3
General and administrative	8,230	6,996	1,234	17.6
Depreciation and amortization	2,302	1,871	431	23.0
Other operating (income) expenses	(32)	4	(36)	NM
Total costs and expenses	62,224	51,125	11,099	21.7
Income from operations	4,483	4,626	(143)	(3.1)
Interest and other income, net	(131)	(185)	54	29.2
Income before provision for income taxes	4,614	4,811	(197)	(4.1)
Provision for income taxes	1,012	297	715	240.7
Net income	$3,602	$4,514	$(912)	(20.2)%

NM = not meaningful

The following table presents reportable segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and gross profit margin for the periods indicated:

	Three Months Ended December 31,
(dollars in thousands)	2021	2020
GovDeals:
GMV	$156,935	$107,604
Total revenue	$13,984	$10,818
Gross profit	$13,295	$10,203
Gross profit margin	95.1%	94.3%

RSCG:
GMV	$53,369	$51,717
Total revenue	$38,684	$34,906
Gross profit	$14,257	$14,627
Gross profit margin	36.9%	41.9%

CAG:
GMV	$49,862	$31,080
Total revenue	$11,207	$7,913
Gross profit	$8,719	$6,358
Gross profit margin	77.8%	80.3%

Machinio:
GMV	$—	$—
Total revenue	$2,832	$2,114
Gross profit	$2,674	$1,991
Gross profit margin	94.4%	94.2%

Consolidated:
GMV	$260,166	$190,401
Total revenue	$66,707	$55,751
Gross profit	$38,945	$33,178
Gross profit margin	58.4%	59.5%

Three Months Ended December 31, 2021, Compared to the Three Months Ended December 31, 2020

Segment Results

GovDeals. Revenue from our GovDeals reportable segment increased 29.3%, or $3.2 million, due to a 45.8%, or $49.3 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate. In addition, increased recovery rates on assets sold were driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. As GovDeals real estate sales increase through the integration with Bid4Assets, GovDeals revenue as a percent of GMV is expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. For that reason, revenue as a percentage of GMV decreased to 8.9% from 10.1% last year. As a result of the increase in revenues, gross profit increased 30.3%, or $3.1 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased 10.8%, or $3.8 million, due to a 3.2%, or $1.7 million, increase in GMV as it continues to diversify its seller product flows by launching new programs with large and mid-sized retailers, expanding its distribution network into the northeast, launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup, and an increase in the mix of transactions conducted under the purchase model. The prior year included higher volumes magnified by selected seller capacity constraints. Gross profit decreased by 2.5%, or $0.4 million, as increased volumes were offset by an unfavorable change in the mix of inventory handled by the RSCG segment during the quarter, which also caused gross profit margin to decrease by 5.0%.

CAG. Revenue from the CAG reportable segment increased by 41.6%, or $3.3 million, due to a 60.4%, or $18.8 million, increase in GMV driven by increasing opportunities to obtain and sell inventory under our purchase model, and strong consignment sales in the energy and heavy equipment categories. Revenues did not increase at the same rate as GMV due to increases in the mix of transactions using partner organizations. As a result of the increase in revenues, gross profit increased 37.1%, or $2.4 million. Gross profit margin increased 2.5% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period.

Machinio. Revenue from our Machinio reportable segment increased 34.0%, or $0.7 million, due to an increase in subscription activity. As a result of the increase in revenues, gross profit increased 34.3%, or $0.7 million.

Consolidated Results

Revenue - Total consolidated revenue increased $11.0 million, or 19.7%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold increased $5.2 million, or 23.0%, which changed at a higher rate than Revenue primarily due to an increase in principal transactions at our RSCG and CAG reportable segments.

Technology and operations expenses.  Technology and operations expenses increased $3.3 million, or 31.6%, as we are investing in technology and operations to continue our growth, including RSCG's expansion of its distribution network into the northeast, and launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup.

Sales and marketing expenses.  Sales and marketing expenses increased $0.9 million, or 10.3%, as we are investing in our sales and marketing functions to continue our growth, including promotional efforts around our marketplaces to expand our market share in key verticals, and to promote new business initiatives including our new AllSurplus Deals consumer marketplace.

General and administrative expenses.  General and administrative expenses increased $1.2 million, or 17.6%, primarily due to increased corporate support costs to support the anticipated growth resulting from the investments in our technology, operations, sales and marketing functions.

Depreciation and amortization. Depreciation and amortization expense increased $0.4 million, or 23.0%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Other operating (income) expenses. Other operating (income) expenses was consistent between the three months ended December 31, 2021 and 2020.

Interest and other income, net.  Interest and other income, net was consistent between the three months ended December 31, 2021 and 2020.

Provision for income taxes.  Provision for income taxes increased $0.7 million primarily due to the increase in effective tax rate following the release of our valuation allowance on US deferred tax assets in Q4-FY21.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of December 31, 2021, we had $91.3 million in cash and cash equivalents.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

The COVID-19 pandemic has caused the Company's GMV and revenues to fluctuate, and the Company initially implemented cost control measures to protect against the uncertainties created by the severe economic restrictions in its initial phases. From a cash flow perspective, the Company employed working capital management practices, primarily in the form of temporary extensions to vendor payment terms, and also experienced accumulation in its payables to sellers balance due to COVID-19 restrictions, which continue to be a factor in certain countries, causing some buyer delays in their ability to pick up purchased assets. As a result of our actions taken, the Company’s cash and cash equivalents balance is $91.3 million as of December 31, 2021, which we believe is sufficient to meet the Company’s anticipated cash needs one year from issuance of these financial statements.

We expect to continue to invest in enhancements to our e-commerce technology platform, marketplace capabilities and tools for data-driven product recommendations, omni-channel behavioral marketing, expanded analytics, and buyer/seller payment optimization.

On November 1, 2021, the Company purchased all of the issued and outstanding shares of stock of Bid4Assets. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. Our investment through the acquisition of Bid4Assets will support continued growth in the GovDeals reportable segment, particularly in our real estate vertical.

The preliminary acquisition date fair value of the consideration transferred to the Shareholders of Bid4Assets was approximately $41.6 million consisting of $14.7 million in cash (net of working capital adjustments totaling $0.3 million) and earn-out consideration with a preliminary fair value of approximately $26.9 million. As part of the acquisition of Bid4Assets, Shareholders of Bid4Assets are eligible to receive earn-out consideration of up to $37.5 million in cash. The earn-out consideration was preliminarily fair valued at $26.9 million as of December 31, 2021, of which $14.5 million is included in Accrued expenses and other current liabilities and $12.4 million is included in Other long-term liabilities within the Condensed Consolidated Balance Sheets. See Note 3 - Bid4Assets Acquisition for further information.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $7.3 million as of December 31, 2021. As of December 31, 2021 and September 30, 2021, $25.5 million and $22.4 million, respectively, of Cash and cash equivalents was held outside of the U.S.

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

The Company had no remaining share repurchase authorization as of September 30, 2021. On December 6, 2021, the Company's Board of Directors authorized a new stock repurchase plan (the "December 6 Stock Repurchase Plan") of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023. During the three months ended December 31, 2021, the Company repurchased a total of 147,185 shares for $3.0 million under this program. As of December 31, 2021, the company may repurchase an additional $17.0 million of shares under this program.

Changes in Cash Flows: Three Months Ended December 31, 2021 Compared to the Three Months Ended December 31, 2020

Net cash provided by operating activities was $1.9 million and $6.0 million for the three months ended December 31, 2021 and 2020, respectively. The $4.2 million decrease in cash provided by operations between periods was attributable to a $2.3 million decrease in accounts receivable; a $12.1 million decrease to accounts payable, $3.2 million decrease to accrued expenses and a $0.6 million decrease in other liabilities all as driven by the management of working capital. These decreases were offset by $0.3 million of higher Net income as adjusted for non-cash items; a $10.1 million increase in payables to sellers, driven by increasing transactions volumes; and a $3.5 million decrease in inventory purchases. Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. However, there have been no significant changes to the working capital requirements for the Company.

Net cash used by investing activities was $13.0 million for the three months ended December 31, 2021, and $0.8 million for the three months ended December 31, 2020. The $12.2 million decrease in cash provided by investing activities was primarily driven by $11.1 million cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired. See Note 3 - Bid4Assets Acquisition for further information.

Net cash used by financing activities was $3.8 million for the three months ended December 31, 2021, and $4.0 million for the three months ended December 31, 2020, a slight decrease across the periods.

Capital expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the three months ended December 31, 2021 were $2.0 million. As of December 31, 2021, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. As of December 31, 2021, we do not have any debt, and we are not holding any short-term investments, but we do hold $40.0 million of cash and cash equivalents in money market funds. Changes in yields on the money market funds are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

As of December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2021, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company's legal proceedings may be found in Note 12 of the accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

In connection with the purchase of Bid4Assets on November 1, 2021, the Company agreed at closing to issue up to a total of 125,000 restricted stock units in a private placement to Mr. Jesse Loomis, current Chief Executive Officer of Bid4Assets, exempt from registration under Rule 506(b) of Regulation D promulgated under the Securities Act of 1933, as amended, (i) 55,000 of which are time-based and vest over a four year period, and (ii) 70,000 of which are performance-based and vest upon Bid4Asset’s achievement of certain performance targets, subject in each case to Mr. Loomis’ continued employment with the Company. In addition to Mr. Loomis’ continued employment, certain shareholders agreed not to directly or indirectly solicit or otherwise interfere with Bid4Assets’ employees for five years after closing.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended December 31, 2021 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
October 1, 2021 to October 31, 2021	—	$—	—	$—
November 1, 2021 to November 30, 2021	—	$—	—	$—
December 1, 2021 to December 31, 2021[1]	151,863	$20.17	147,185	$17,037
Total	151,863		147,185

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended December 31, 2021, participants surrendered 4,678 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

As of December 31, 2021, the Company had $17.0 million of remaining authorization to repurchase shares under the December 6, 2021 Stock Repurchase Plan.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated July 10, 2018, by and among the Company, Machinio, Corp., the stockholders of Machinio, Corp., and Shareholder Representative Services., LLC., incorporated herein by reference to Exhibit 2.1 to the Company's Quarterly Report on 10-Q, filed with SEC on August 2, 2018.

2.2
Agreement and Plan of Merger, effective as of November 1, 2021, by and among the Company, Liquidity Services RE Ventures, Inc., Bid4Assets, USA B4A Sellers Rep LLC and certain holders of the outstanding stock of Bid4Assets, incorporated herein by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on November 1, 2021.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

February 3, 2022	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

February 3, 2022	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer