Form 10-Q
period 2022-03-31
LIQUIDITY SERVICES INC
filed 2022-05-05
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 2, 2022 was 35,576,022.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	March 31, 2022	September 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,264	$106,335
Accounts receivable, net of allowance for doubtful accounts of $336 and $490	6,606	5,866
Inventory, net	13,079	12,468
Prepaid taxes and tax refund receivable	1,715	1,713
Prepaid expenses and other current assets	6,508	5,460
Total current assets	112,172	131,842
Property and equipment, net of accumulated depreciation of $21,656 and $18,558	18,243	17,634
Operating lease assets	14,085	13,478
Intangible assets, net	18,209	3,453
Goodwill	89,691	59,872
Deferred tax assets	18,508	23,822
Other assets	5,911	5,475
Total assets	$276,819	$255,576
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$41,029	$40,611
Accrued expenses and other current liabilities	37,946	25,975
Current portion of operating lease liabilities	4,306	4,250
Deferred revenue	5,067	4,624
Payables to sellers	44,238	33,713
Total current liabilities	132,586	109,173
Operating lease liabilities	10,831	10,098
Other long-term liabilities	413	1,290
Total liabilities	143,830	120,561
Commitments and contingencies (Note 13)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 35,563,988 shares issued and outstanding at March 31, 2022; 35,457,095 shares issued and outstanding at September 30, 2021	36	35
Additional paid-in capital	254,680	252,017
Treasury stock, at cost; 3,385,827 shares at March 31, 2022 and 2,222,083 shares at September 30, 2021	(56,726)	(36,628)
Accumulated other comprehensive loss	(9,311)	(9,011)
Accumulated deficit	(55,690)	(71,398)
Total stockholders’ equity	132,989	135,015
Total liabilities and stockholders’ equity	$276,819	$255,576

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)
Revenue	$37,384	$35,968	$73,602	$67,040
Fee revenue	30,891	25,818	61,381	50,498
Total revenue	68,275	61,786	134,983	117,538
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	28,968	26,385	56,730	48,958
Technology and operations	13,872	12,085	27,790	22,644
Sales and marketing	11,273	8,910	21,317	18,018
General and administrative	7,053	6,892	15,284	13,902
Depreciation and amortization	2,603	1,670	4,906	3,541
Fair value adjustments of acquisition earn-outs	(8,500)	—	(8,500)	—
Other operating expenses (income)	23	206	(10)	210
Total costs and expenses	55,292	56,148	117,517	107,273
Income from operations	12,983	5,638	17,466	10,265
Interest and other income, net	(46)	(29)	(177)	(214)
Income before provision for income taxes	13,029	5,667	17,643	10,479
Provision for income taxes	1,059	407	2,071	704
Net income	$11,970	$5,260	$15,572	$9,775
Basic income per common share	$0.37	$0.16	$0.48	$0.29
Diluted income per common share	$0.35	$0.15	$0.45	$0.28
Basic weighted average shares outstanding	32,561,903	33,491,395	32,769,057	33,332,417
Diluted weighted average shares outstanding	34,004,568	35,559,747	34,382,149	34,914,549

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
	(Unaudited)
Net income	$11,970	$5,260	$15,572	$9,775
Other comprehensive (loss) income:
Foreign currency translation	(169)	123	(300)	1,019
Other comprehensive (loss) income	(169)	123	(300)	1,019
Comprehensive income	$11,801	$5,383	$15,272	$10,794

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	3,602	3,602
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	131,070	1	—	—	—	—	—	1
Taxes paid associated with net settlement of stock compensation awards	(40,239)	—	(851)	—	—	—	—	(851)
Forfeitures of restricted stock awards	(14,855)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(147,185)	(2,963)	—	—	(2,963)
Common stock surrendered in the exercise of stock options	—	—	100	(4,678)	(100)	—	—	—
Stock compensation expense	—	—	2,270	—	—	—	—	2,270
Foreign currency translation and other	—	—	—	—	—	(131)	136	5
Balance at December 31, 2021	35,533,071	$36	$253,536	(2,373,946)	$(39,691)	$(9,142)	$(67,660)	$137,079
Net income	—	—	—	—	—	—	11,970	11,970
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	320,943	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(47,124)	—	(958)	—	—	—	—	(958)
Forfeitures of restricted stock awards	(242,902)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(1,011,881)	(17,035)	—	—	(17,035)
Common stock surrendered in the exercise of stock options	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	2,102	—	—	—	—	2,102
Foreign currency translation	—	—	—	—	—	(169)	—	(169)
Balance at March 31, 2022	35,563,988	$36	$254,680	(3,385,827)	$(56,726)	$(9,311)	$(55,690)	$132,989

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Six Months Ended March 31,
	2022	2021
	(Unaudited)
Operating activities
Net income	$15,572	$9,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,906	3,541
Stock compensation expense	4,272	3,990
Inventory adjustment to net realizable value	98	—
Provision for doubtful accounts	11	175
Deferred tax provision	1,590	64
Gain on disposal of property and equipment	(13)	44
Gain on termination of lease	(240)	—
Impairment of long-lived and other assets	31	203
Change in fair value of earn-out liability	(8,500)	—
Changes in operating assets and liabilities:
Accounts receivable	(637)	(594)
Inventory	(709)	(7,517)
Prepaid and deferred taxes	(3)	57
Prepaid expenses and other assets	(1,230)	(1,358)
Operating lease assets and liabilities	422	(52)
Accounts payable	393	14,947
Accrued expenses and other current liabilities	(8,121)	2,003
Deferred revenue	442	916
Payables to sellers	7,149	5,383
Other liabilities	(806)	(262)
Net cash provided by operating activities	14,627	31,315
Investing activities
Cash paid for business acquisition, net of cash acquired	(11,164)	—
Purchases of property and equipment, including capitalized software	(3,572)	(2,418)
Increase in intangibles	(8)	(21)
Proceeds from sales of property and equipment	17	35
Proceeds from promissory note	—	824
Net cash used by investing activities	(14,727)	(1,580)
Financing activities
Payments of the principal portion of finance lease liabilities	(51)	(17)
Payment of debt issuance costs	(91)	—
Taxes paid associated with net settlement of stock compensation awards	(1,809)	(3,202)
Proceeds from exercise of stock options	—	351
Common stock repurchased	(19,998)	(16,143)
Net cash used by financing activities	(21,949)	(19,011)
Effect of exchange rate differences on cash and cash equivalents	(22)	853
Net (decrease) increase in cash and cash equivalents	(22,071)	11,577
Cash and cash equivalents at beginning of period	106,335	76,036
Cash and cash equivalents at end of period	$84,264	$87,613
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$350	$508
Non-cash: Earnout liability for acquisition activity	$19,500	$—
Non-cash: Common stock surrendered in the exercise of stock options	$100	$1,502
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

Results from our operations are organized into four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 14 - Segment Information for more information.

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

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending September 30, 2022, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and six months ended March 31, 2022, these estimates required the Company to make assumptions about the extent and duration of restrictions on cross-border transactions and the impact of the COVID-19 pandemic on macroeconomic conditions and, in turn, the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.8 million as of March 31, 2022, and $0.6 million as of September 30, 2021, and is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $5.1 million as of March 31, 2022, and $4.6 million as of September 30, 2021, and is included in the line item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2021, contract liability balance, $3.4 million was earned as Fee revenue during the six months ended March 31, 2022.

Performance obligations for Machinio's subscription services are satisfied over time as the Company provides the services over the term of the subscription. As of March 31, 2022, the Company has a remaining performance obligation of $5.1 million for these subscription services, and the Company expects to recognize the substantial majority of that amount as Fee revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $1.8 million as of March 31, 2022, and $1.6 million as of September 30, 2021, and is included in the line items Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.3 million and $0.5 million during the three and six months ended March 31, 2022, and $0.2 million and $0.3 million during the three and six months ended March 31, 2021.

Other Assets - Promissory Note

On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the "Forbearance Agreement") with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, "JTC"). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal plus $0.4 million in accrued interest. As of March 31, 2021, JTC had repaid $7.7 million of the $12.3 million owed to the Company and had an outstanding principal balance of $4.6 million.

On May 12, 2021, the Company entered into the First Amendment to the Forbearance Agreement with JTC, providing JTC with full satisfaction and discharge from its indebtedness upon receipt of a $3.5 million payment made on May 17, 2021. As a result, the Company recorded a $1.1 million loss as a component of Other operating expenses in its Condensed Consolidated Statement of Operations during the three months ended June 30, 2021, representing the difference between the $4.6 million outstanding balance of principal and accrued interest and the $3.5 million payment received. There was no impact on the unaudited financial statements from this transaction as of and for the three and six months ended March 31, 2022, and March 31, 2021.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks within interest bearing and earnings allowance checking accounts which may at times exceed federally insured limits (FDIC and/or SIPC), and Accounts receivable. The Company deposits its cash in interest bearing checking accounts with financial institutions that the Company considers to be of high credit quality.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 51.7% and 61.2% of consolidated Cost of goods sold for the three months ended March 31, 2022, and 2021, respectively, and 56.0% and 60.6% of consolidated Cost of goods sold for the six months ended March 31, 2022, and 2021, respectively. These contracts are included within the RSCG reportable segment.

Recent Accounting Pronouncements

Accounting Standards Adopted

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The Company adopted the new standard on a prospective basis effective October 1, 2021. This accounting standard has not had a material impact on the Company's condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or Accounting Standards Codification (ASC) 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023, and will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its condensed consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts receivable. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.

3.     Bid4Assets Acquisition

On November 1, 2021, the Company purchased all of the issued and outstanding shares of stock of Bid4Assets, Inc. (Bid4Assets), a Maryland corporation. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. The results of Bid4Assets' operations are included within our GovDeals reportable segment and reporting unit.

As of March 31, 2022, the Company's purchase price allocation related to this acquisition is preliminary and subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocation of the purchase price will be finalized once all the information that was known and knowable as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date.

The primary areas of the purchase price allocation that are not yet finalized relate to income and non-income taxes, and the residual goodwill. The preliminary amounts assigned to intangible assets by type for this acquisition were based upon our valuation model and historical experiences with entities with similar business characteristics. During the three months ended March 31, 2022, we recorded a measurement period adjustment of $1.1 million for the earn-out consideration fair value with a corresponding increase to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition related to the discount rates associated with the expected earn-out payments. This resulted in a change to the total consideration transferred and goodwill balance seen below as compared to our previously reported preliminary purchase accounting results as of December 31, 2021.

The preliminary acquisition date fair value of the consideration transferred to the former shareholders of Bid4Assets was approximately $42.7 million consisting of $14.7 million in cash (net of working capital adjustments totaling $0.3 million) and earn-out consideration with a preliminary fair value of $28.0 million. Former shareholders of Bid4Assets are eligible to receive earn-out consideration of up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the Bid4Assets acquisition date of November 1, 2021, is as follows:

(in thousands)	Fair Value
Cash and cash equivalents	$3,576
Intangible assets	16,500
Other assets	346
Total assets acquired	20,422
Payables to sellers	3,715
Operating lease liabilities	204
Deferred tax liabilities	3,724
Total liabilities assumed	7,642
Net identifiable assets acquired	$12,780
Goodwill	29,960
Total consideration transferred	$42,739

The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill associated with our acquisition includes the acquired assembled work force, and the value associated with the opportunity to leverage the workforce to continue to grow by adding additional customer relationships or new solutions in the future. Based on management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, goodwill of approximately $30.0 million was recorded. The total goodwill arising from the acquisition is included in the GovDeals reportable segment and reporting unit and is not deductible for tax purposes.

The known intangible assets acquired were determined to consist of, and preliminarily fair valued at, the following:

(in thousands)	Useful Life (in years)	Fair Value
Contract intangibles	8	$13,900
Developed software	3	2,200
Trade name	3	400
Total identifiable intangible assets		$16,500

Contract Intangibles

We recorded contract intangibles separately from goodwill based upon determination of the length, strength, and contractual nature of the relationship that Bid4Assets shared with its suppliers. We valued the contract intangibles using the multi-period excess earnings method, an income approach valuation model. The significant assumptions used in the income approach includes estimates about future expected cash flows from supplier contracts, the attrition rate, and the discount rate. We are amortizing the contract intangibles, preliminarily valued at $13.9 million, on a straight-line basis over a useful life of eight years, which is materially consistent with the expected pattern of economic benefit.

Developed Software

Developed software primarily consists of intellectual property of the Bid4Assets e-commerce marketplace and associated mailing lists. We valued the developed software by applying the relief-from-royalty method, an income approach valuation model. The significant assumptions used in the relief-from-royalty method include estimates about future expected cash flows from the developed software, the royalty rate, the obsolescence factor and the discount rate. We are amortizing the acquired developed technology, preliminarily valued at $2.2 million, on a straight-line basis over a useful life of three years, which is materially consistent with the expected pattern of economic benefit.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Trade Name

We valued the trade name acquired using a relief-from-royalty method. The significant assumptions used in the relief-from-royalty method include future expected cash flows from the trade name, the royalty rate, and the discount rate. We are amortizing the trade name, preliminarily valued at $0.4 million, on a straight-line basis over a useful life of three years, which is materially consistent with the expected pattern of economic benefit.

Contingent Consideration

During the six months ended March 31, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded preliminary contingent consideration in the amount of $28.0 million on its Condensed Consolidated Balance Sheets. See further discussion of this matter within Note 11 - Fair Value Measurement.

Other Information

Revenue, net income (loss), and pro forma information related to the Bid4Assets acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three and six months ended March 31, 2022.

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

The computation of basic and diluted net income per share is as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Numerator:
Net income	$11,970	$5,260	$15,572	$9,775
Denominator:
Basic weighted average shares outstanding	32,561,903	33,491,395	32,769,057	33,332,417
Dilutive impact of stock options, RSUs and RSAs	1,442,665	2,068,352	1,613,092	1,582,132
Diluted weighted average shares outstanding	34,004,568	35,559,747	34,382,149	34,914,549
Basic income per common share	$0.37	$0.16	$0.48	$0.29
Diluted income per common share	$0.35	$0.15	$0.45	$0.28
Stock options, RSUs and RSAs excluded from income (loss) per diluted share because their effect would have been anti-dilutive	1,327,292	367,539	1,246,493	969,089

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

5.    Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 4.8 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Finance lease – lease asset amortization	$21	$16	$42	$32
Finance lease – interest on lease liabilities	5	5	10	10
Operating lease cost	1,434	1,249	2,912	2,655
Operating lease impairment expense	—	172	0	172
Short-term lease cost	64	47	117	121
Variable lease cost (1)	169	455	553	818
Sublease income	(30)	(30)	(67)	(106)
Total net lease cost	$1,663	$1,914	$3,567	$3,702
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.
Maturities of lease liabilities are:

	March 31, 2022
(in thousands)	Operating Leases	Finance Leases
2022	$2,641	$58
2023	4,782	117
2024	3,882	98
2025	3,176	69
2026	2,139	66
Thereafter	396	12
Total lease payments (1)	$17,016	$420
Less: imputed interest (2)	(1,879)	(44)
Total lease liabilities	$15,137	$376

(1) The weighted average remaining lease term is 3.8 years for operating leases and 4.0 years for finance leases.
(2) The weighted average discount rate is 6.4% for operating leases and 5.5% for finance leases.
Supplemental disclosures of cash flow information related to leases are:

	Six Months Ended March 31,
(in thousands)	2022	2021
Cash paid for amounts included in operating lease liabilities	$2,060	$2,251
Cash paid for amounts included in finance lease liabilities	51	17
Non-cash: lease liabilities arising from new operating lease assets obtained	3,158	885
Non-cash: lease liabilities arising from new finance lease assets obtained	179	—
Non-cash: adjustments to lease assets and liabilities[1]	(198)	3,286
(1) These include adjustments due to lease modifications, renewals, and other related adjustments.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

6.    Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2020	$21,550	$23,731	$14,558	$59,839
Translation adjustments	33	—	—	33
Balance at September 30, 2021	$21,583	$23,731	$14,558	$59,872
Bid4Assets acquisition (see Note 3)	—	29,960	—	29,960
Translation adjustments	(141)	—	—	(141)
Balance at March 31, 2022	$21,442	$53,691	$14,558	$89,691
The increase in the goodwill balance of approximately $30.0 million at the GovDeals reportable segment and reporting unit during the six months ended March 31, 2022, is due to the Bid4Assets acquisition. See Note 3 - Bid4Assets Acquisition for further information.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. As discussed in Note 11 – Fair Value Measurements, the fair value of the Bid4Assets earn-out liability declined by $8.5 million during the three months ended March 31, 2022, due to timing changes impacting the level of auction events and transactions that are expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of March 31, 2022. The Company has also continued to evaluate the impact of the COVID-19 pandemic and other ongoing macroeconomic disruptions on the recoverability of its goodwill. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the six months ended March 31, 2022.

7.    Intangible Assets

Intangible assets consist of the following:

		March 31, 2022			September 30, 2021
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6 - 8	17,000	(2,661)	14,339	3,100	(1,679)	1,421
Technology	3 - 5	5,300	(2,387)	2,913	2,700	(1,755)	945
Patent and trademarks	3 - 10	2,368	(1,411)	957	2,360	(1,273)	1,087
Total intangible assets		$24,668	$(6,459)	$18,209	$8,160	$(4,707)	$3,453

The gross carrying amount of total intangible assets increased by $16.5 million during the six months ended March 31, 2022 due to the Bid4Assets acquisition. The acquired developed software and trade name are included in the above line items of Technology and Patent and trademarks, respectively. See Note 3 - Bid4Assets Acquisition for further information.

Future expected amortization of intangible assets at March 31, 2022, is as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2022	$1,967
2023	3,791
2024	3,253
2025	2,013
2026 and thereafter	7,185
Total	$18,209

Intangible asset amortization expense was $1.0 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively, and $1.8 million and $0.7 million for the six months ended March 31, 2022 and 2021, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company has continued to evaluate the impact of the COVID-19 pandemic, ongoing macroeconomic disruptions, and the subsequent financial performance of Bid4Assets, on the recoverability of its long-lived assets. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and six months ended March 31, 2022.

8.    Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first six months of fiscal year 2022 and its corresponding effective tax rate is 11.7% compared to 6.7% for the first six months of fiscal year 2021. The change in the effective tax rate for the six months ended March 31, 2022, as compared to the same period in the prior year was primarily due to state and foreign taxes, and the utilization of net operating losses. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company identified no new uncertain tax positions during the six months ended March 31, 2022. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of March 31, 2022, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2018 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2018 may be adjusted upon examination by tax authorities if they are utilized.

9.     Debt

On February 10, 2022, the Company entered into a credit facility agreement (Credit Agreement) with Wells Fargo Bank, N.A. Terms of the Credit Agreement provide for revolving loans (Line of Credit) up to a maximum aggregate principal amount of $25.0 million with a $10.0 million sublimit for standby letters of credit. The Credit Agreement ends on March 31, 2024, at which time any remaining amounts outstanding are due immediately.

The applicable interest rate on any draws under the Line of Credit is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. The Company pays an Unused Commitment Fee, on a quarterly basis, equal to 0.05% per annum on the daily amount of the Line of Credit available, but unused. The Company also pays a Letter of Credit Fee, on a quarterly basis, equal to 1.25% on the daily amount available to be drawn for standby letters of credit. Interest incurred on any draws under the Line of Credit, as well as the Unused Commitment Fee and Letter of Credit Fee, are included within Interest and other income, net in the Condensed Consolidated Statements of Operations.

The Company may draw upon the Line of Credit for general corporate purposes. Repayments of any borrowings under the Line of Credit shall become available for redraw at any time by the Company.

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2022, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three and six months ended March 31, 2022, the Company did not make any draws under the Credit Agreement. As of March 31, 2022, the Company had no outstanding borrowings under the Credit Agreement.

During the three and six months ended March 31, 2022, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

10.    Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period is as follows:

	Common Stock			Treasury Stock
(dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2020	34,082,406	$34	$247,892	$(547,508)	$(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	4,514	4,514
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	151,845	—	197	—	—	—	—	197
Taxes paid associated with net settlement of stock compensation awards	(7,703)	—	(57)	—	—	—	—	(57)
Forfeitures of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(309,496)	(4,103)	—	—	(4,103)
Common stock surrendered in the exercise of stock options	—	—	169	(9,384)	(169)	—	—	—
Stock compensation expense	—	—	1,801	—	—	—	—	1,801
Foreign currency translation	—	—	—	—	—	896	—	896
Balance at December 31, 2020	34,212,815	$34	$250,002	$(866,388)	$(8,255)	$(8,886)	$(117,832)	$115,063
Net income	—	—	—	—	—	—	5,260	5,260
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	1,079,955	1	154	—	—	—	—	155
Taxes paid associated with net settlement of stock compensation awards	(177,463)	—	(3,145)	—	—	—	—	(3,145)
Common stock repurchased	—	—	—	(647,583)	(12,040)	—	—	(12,040)
Common stock surrendered in the exercise of stock options	—	—	1,333	(73,228)	(1,333)	—	—	—
Stock compensation expense	—	—	1,522	—	—	—	—	1,522
Foreign currency translation	—	—	—	—	—	123	—	123
Balance at March 31, 2021	35,115,307	$35	$249,866	$(1,587,199)	$(21,628)	$(8,763)	$(112,572)	$106,938

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended (LTIP), and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. During the three months ended March 31, 2022, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock reserved for issuance from 19,100,000 to 20,300,000. Accordingly, as of March 31, 2022, the Company has reserved a total of 20,300,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of March 31, 2022, 2,350,615 shares of common stock remained available for use under the LTIP.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Equity-classified awards:
Stock options	$534	$844	$1,591	$1,729
RSUs & RSAs	1,569	678	2,782	1,594
Total equity-classified awards	$2,103	$1,522	$4,373	$3,323
Liability-classified awards:
SARs	(111)	239	(101)	667
Total stock compensation expense:	$1,992	$1,761	$4,272	$3,990

The table below presents the components of share-based compensation expense by line item within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
Stock Compensation Expense by Line Item
Technology and operations	$282	$257	$585	$624
Sales and marketing	542	454	1,032	1,034
General and administrative	1,168	1,050	2,655	2,332
Total stock compensation expense:	$1,992	$1,761	$4,272	$3,990

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Six Months Ended
March 31, 2022
Stock Options granted:
Options containing only service conditions:	131,712
Weighted average exercise price	$22.13
Weighted average grant date fair value	$10.83

Options containing performance or market conditions:	129,945
Weighted average exercise price	$22.17
Weighted average grant date fair value	$10.30

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:[1]	354,934
Weighted average grant date fair value	$21.78

RSUs & RSAs containing performance or market conditions:[1]	451,085
Weighted average grant date fair value	$18.84
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

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the six months ended March 31, 2022, were as follows:

Six Months Ended
March 31, 2022
Dividend yield	—
Expected volatility	57.0% - 61.2%
Risk-free interest rate	1.1% - 1.8%
Expected term	4.5 - 7.4 years

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the six months ended March 31, 2022, were as follows:

Six Months Ended
March 31, 2022
Dividend yield	—
Expected volatility	57.2% - 62.9%
Risk-free interest rate	1.1% - 1.5%
Expected holding period (% of remaining term)	29.4% - 100.0%

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

SARs

During the six months ended March 31, 2022, the Company did not issue any SARs, 6,725 SARs were exercised requiring the Company to make cash payments of less than $0.1 million, and 3,250 SARs were canceled. As of March 31, 2022, 32,070 SARs were outstanding.

Share Repurchase Program

From time to time, we may be authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

The Company had no remaining share repurchase authorization as of September 30, 2021. On December 6, 2021, the Company's Board of Directors authorized a new stock repurchase plan of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023. The Company repurchased 1,011,881 shares for $17.0 million, and 1,159,066 shares for $20.0 million during the three and six months ended March 31, 2022, respectively. As of March 31, 2022, the Company had no remaining authorization to repurchase shares.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due.

During the three months ended March 31, 2022, no shares of common stock were surrendered by participants in the exercise of stock options. During the three months ended March 31, 2021, participants surrendered 73,228 shares of common stock in the exercise of stock options. During the six months ended March 31, 2022, and March 31, 2021, participants surrendered 4,678 and 82,612 shares of common stock, respectively, in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

11.    Fair Value Measurement

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

The Company held no money market funds considered cash equivalents at March 31, 2022, while it held $40.0 million of money market funds considered cash equivalents at September 30, 2021. The decrease in money market funds held during the period was a result of the Company's movement of excess cash balances to higher yield product offerings in interest bearing and earnings allowance checking accounts.

There were no money market fund assets to measure at fair value at March 31, 2022. Money market funds held at September 30, 2021, were measured at fair value and classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

During the three and six months ended March 31, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded preliminary fair value of contingent consideration in the amount of $28.0 million on its Condensed Consolidated Balance Sheets. The contingent consideration is based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The liability for this consideration is included in Accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company fair valued the earn-out consideration using Monte Carlo valuation method. The fair value measurements utilized were classified as Level 3 assets within the fair value hierarchy under the provisions of ASC 820, Fair Value Measurements, and ASC 805, Business Combinations. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, volatility of gross profit and operating expenses, and the discount rate. The earn-out consideration was preliminarily valued at approximately $28.0 million at the acquisition date. Fair value of the earn-out consideration will be remeasured at the end of each calendar quarter until December 31, 2022.

The changes in earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value during the three and six months ended March 31, 2022, is as follows (in thousands):

Contingent Consideration
Balance at September 30, 2021	$—
Earn-out from business acquisition	26,900
Balance at December 31, 2021	$26,900
Measurement period adjustment	1,100
Change in fair value	(8,500)
Balance at March 31, 2022	$19,500

During the three months ended March 31, 2022, we recorded a measurement period adjustment of $1.1 million for the earn-out consideration fair value with a corresponding increase to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition related to the discount rates associated with the expected earn-out payments. See further discussion in Note 3 - Bid4Assets Acquisition.

During the three months ended March 31, 2022, the fair value of the earn-out liability was reduced by $8.5 million to $19.5 million, due to a decline in the auction events and transactions that are expected to be completed during the earn-out period ending December 31, 2022. This change resulted from events occurring subsequent to the November 1, 2021, acquisition date and therefore were not known nor knowable at that time. These events include extended timelines to advance legislation that allows for online auctions of foreclosed real estate in certain target markets, and other client specific delays in bringing foreclosed real estate to auction.

This change in fair value was recorded as a gain within Fair value adjustment of acquisition earn-outs in the Condensed Consolidated Statements of Operations. The $19.5 million in earn-out liability as of March 31, 2022, is recorded within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

During the three and six months ended March 31, 2022, Bid4Assets achieved certain of the trailing twelve-month EBITDA targets such that payout totaling $3.5 million to former Bid4Assets shareholders is expected to be made by the Company during the third quarter of fiscal 2022.

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

As of March 31, 2022, the Company had no non-financial instruments measured at fair value on a non-recurring basis other than fair value measurements associated with the preliminary purchase accounting for Bid4Assets. See Note 3 - Bid4Assets Acquisition for more information. As of September 30, 2021, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

12.     Defined Benefit Pension Plan

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

The net periodic (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and for the three and six months ended March 31, 2022, and 2021 included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Interest cost	$130	$94	$262	$201
Expected return on plan assets	(232)	(198)	(467)	(392)
Amortization of prior service cost	5	6	10	11
Total net periodic (benefit)	$(97)	$(98)	$(195)	$(180)

13.      Legal Proceedings and Other Contingencies

The Company reserves for contingent liabilities based on ASC 450, Contingencies, when it determines that a liability is probable and reasonably estimable. From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business.

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in federal court in Montgomery County, Maryland, alleging wrongful termination on the basis of gender, race, and age. The parties have completed the discovery phase of this case. On April 4, 2022, the Company filed a motion for summary judgment. The Company believes this claim is without merit and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of this claim.

In October 2021, the Company’s former Chief Marketing Officer filed a claim with the Equal Employment Opportunity Commission (the “EEOC”), alleging wrongful termination on the basis of race and age and that the Company retaliated against him. The Company submitted its position statement to the EEOC on February 8, 2022. The Company believes these claims are without merit and cannot estimate a range of potential liability, if any, at this time. CNA has accepted tender of these claims as well.
Unless otherwise noted, based on the information currently available, there are no claims or actions pending or threatened against the Company that, if adversely determined, would have, in Company’s management’s judgement based on the information known to management, a material adverse effect on the Company.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

14.     Segment Information

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

•The CAG reportable segment provides managed and self-directed service solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus and idle assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial seller assets are located across North America, South America, Europe, Australia, Asia, and Africa. This segment includes the Company's GoIndustry DoveBid and AllSurplus marketplaces.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
GovDeals:
Revenue	$—	$—	$—	$—
Fee revenue	14,559	10,972	28,543	21,790
Total revenue	14,559	10,972	28,543	21,790
Gross profit	$13,853	$10,376	$27,148	$20,579

RSCG:
Revenue	$33,967	$31,912	$66,050	$60,074
Fee revenue	7,858	7,170	14,459	13,915
Total revenue	41,825	39,082	80,509	73,989
Gross profit	$16,619	$15,933	$30,876	$30,560

CAG:
Revenue	$3,417	$4,056	$7,552	$6,966
Fee revenue	5,575	5,436	12,648	10,439
Total revenue	8,992	9,492	20,200	17,405
Gross profit	$6,085	$6,988	$14,805	$13,346

Machinio:
Revenue	$—	$—	$—	$—
Fee revenue	2,899	2,240	5,731	4,354
Total revenue	2,899	2,240	5,731	4,354
Gross Profit	$2,750	$2,104	$5,424	$4,095

Corporate & Other, including elimination adjustments:
Revenue	$—	$—	$—	$—
Fee revenue	—	—	—	—
Total revenue	—	—	—	—
Gross profit	$—	$—	$—	$—

Consolidated:
Revenue	$37,384	$35,968	$73,602	$67,040
Fee revenue	30,891	25,818	61,381	50,498
Total revenue	68,275	61,786	134,983	117,538
Gross profit	$39,307	$35,401	$78,253	$68,580

The following table reconciles gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021
Reconciliation:
Gross profit	$39,307	$35,401	$78,253	$68,580
Total operating expenses	34,824	29,763	69,287	58,315
Fair value adjustment of acquisition earn-outs	(8,500)	—	(8,500)	—
Interest and other income, net	(46)	(29)	(177)	(214)
Income before provision for income taxes	$13,029	$5,667	$17,643	$10,479

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended March 31, 2022, and 2021 was 15.4% and 18.4%, respectively, and the percent of our revenues that came from transactions conducted outside of the United States for the six months ended March 31, 2022, and 2021 was 14.5% and 17.2%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Results from our operations are organized into four reportable segments: Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), GovDeals, and Machinio. See Note 14 - Segment Information to the condensed consolidated financial statements for more information regarding our reportable segments.

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

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Since May 2020, we have seen subsequent increases in GMV and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income since the third quarter of fiscal 2020. However, COVID-19 and its variants continue to impact the global economy, supply chains, and the ability to conduct commerce due to ongoing travel restrictions in various countries, and lockdowns reintroduced within regions of China. At this time, the likelihood, magnitude and timing of business developments across our reportable segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. During fiscal 2021 and during the three and six months ended March 31, 2022, the Company determined that its liquidity position and working capital were more than sufficient to meet its projected needs. As discussed in Note 10 - Stockholders' Equity, on December 6, 2021, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023. The Company repurchased 1,011,881 shares for $17.0 million, and 1,159,066 shares for $20.0 million, during the three and six months ended March 31, 2022, respectively. As of March 31, 2022, the Company had no remaining authorization to repurchase shares.

Our Marketplace Transactions

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended March 31, 2022, the approximate number of registered buyers increased from 3,888,000 to 4,785,000, or 23%. Of the increase, approximately 16% is attributable to the Bid4Assets registered buyer base acquired during the three months ended December 31, 2021.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Revenue line item on the Condensed Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three and six months ended March 31, 2022, our purchase transaction model accounted for 13.5% and 14.0% of our Gross Merchandise Volume (GMV), respectively, and 54.8% and 54.5% of our total revenues, respectively. For the three and six months ended March 31, 2021, our purchase transaction model accounted for 18.2% and 17.2% of our Gross Merchandise Volume (GMV), respectively, and 58.2% and 57.0% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG reportable segment. See further discussion regarding our Amazon.com, Inc. contracts at Note 2 - Summary of Significant Accounting Policies.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces, and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized upon auction close or upon collection of auction proceeds, depending upon the settlement service level selected by the seller. Revenue under the consignment model is recorded within the Fee revenue line item on the Condensed Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three and six months ended March 31, 2022, our consignment model accounted for 86.5% and 86.0% of our GMV, respectively, and 37.7% and 38.0% of our total revenues, respectively. For the three and six months ended March 31, 2021, our consignment model accounted for 81.8% and 82.8% of our GMV, respectively, and 34.4% and 35.5% of our total revenues, respectively.

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's Advertising and System subscription services, as well as other services including returns management, refurbishment of assets, and asset valuation services. Other revenues accounted for 7.6% and 7.4% of our total revenues for the three and six months ended March 31, 2022, respectively, and 7.4% and 7.5% of our total revenues for the three and six months ended March 31, 2021, respectively

Industry trends. We believe there are several industry trends positively impacting the long-term growth of our business including: (1) the increase in the volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales; (2) the increase in government regulations and the need for corporations to have sustainability solutions necessitating verifiable recycling and remarketing of surplus assets; (3) the increase in outsourcing the disposition of surplus and end-of-life assets by corporations and government entities as they focus on reducing costs, improving transparency, compliance and working capital flows, and increasingly prefer service providers with a proven track record, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain; (4) an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which results in lower per unit prices and margins in our retail goods vertical; (5) in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets; and (6) the increase in demand from sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events.

Our Vendor Agreements

Our commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 51.7% and 61.2% of consolidated Cost of goods sold for the three months ended March 31, 2022 and 2021, respectively, and 56.0% and 60.6% of consolidated Cost of goods sold for the six months ended March 31, 2022 and 2021, respectively. These contracts are included within our RSCG reportable segment. Our agreements with our other sellers are generally terminable at will by either party.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2022, and 2021, we had approximately 4,785,000 and 3,888,000 registered buyers, respectively. Of the increase, approximately 16% is attributable to the Bid4Assets registered buyer base acquired during the three months ended December 31, 2021.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2022, and 2021, approximately 829,000 and 561,000, respectively, total auction participants participated in auctions on our marketplaces. During the six months ended March 31, 2022, and 2021, approximately 1,471,000 and 1,078,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31, 2022, and 2021, we completed approximately 245,000 and 174,000 transactions, respectively. During the six months ended March 31, 2022, and 2021, we completed approximately 456,000 and 326,000 transactions, respectively.

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
The table below reconciles net income (loss) to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.
.

	Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021
(in thousands)	(Unaudited)
Net income	$11,970	$5,260	$15,572	$9,775
Interest and other income, net[1]	51	69	18	(34)
Provision for income taxes	1,059	407	2,071	704
Depreciation and amortization	2,603	1,670	4,906	3,541
Non-GAAP EBITDA	$15,683	$7,406	$22,567	$13,986
Stock compensation expense	1,992	1,761	4,272	3,990
Acquisition costs and impairment of long-lived and other assets[2]	40	203	252	203
Business realignment expenses[2,3]	—	—	—	5
Fair value adjustments to acquisition earn-outs	(8,500)	—	(8,500)	—
Non-GAAP Adjusted EBITDA	$9,215	$9,370	$18,591	$18,184
1 Represents Interest and other income, net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit).
2 Acquisition costs, impairment of long-lived assets and other assets, and business realignment expenses are components of Other operating expenses (income) on the Statements of Operations.
3 Business realignment expense includes the amounts accounted for as exit costs under ASC 420, Exit or Disposal Cost Obligations, and the related impacts of business realignment actions subject to other accounting guidance.

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

Earnout liability. Shareholders of Bid4Assets are eligible to receive up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The earn-out consideration was preliminarily fair valued at approximately $28.0 million as of the acquisition date and $19.5 million as of March 31, 2022. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, a high level of volatility of gross profit and operating expenses given the nature of the business model and its economic environment create a wider range of potential outcomes over the earn-out period, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our preliminary purchase price allocation, goodwill arising from the acquisition was determined to be $30.0 million. See Note 3 - Bid4Assets Acquisition for further information. As discussed in Note 11 – Fair Value Measurements, the fair value of the Bid4Assets earn-out liability declined by $8.5 million during the three months ended March 31, 2022 due to timing changes impacting the level of auction events and transactions that are expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of March 31, 2022. The Company will continue to monitor for changes that could impact the recoverability of its goodwill.

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

Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred. However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350-40, Internal-use software. As such, we are capitalizing certain development costs associated with our e-commerce platforms, as well as other software development activities.
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

Interest and other income, net.  Interest and other income, net consists of interest income on interest bearing checking accounts, money market funds, and the prior promissory note issued to JTC, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate after discrete items was 11.7% for the six months ended March 31, 2022. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended March 31,				Six Months Ended March 31,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue	$37,384	$35,968	$1,416	3.9%	$73,602	$67,040	$6,562	9.8%
Fee revenue	30,891	25,818	5,073	19.6	61,381	50,498	10,883	21.6
Total revenue	68,275	61,786	6,489	10.5	134,983	117,538	17,445	14.8
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	28,968	26,385	2,583	9.8	56,730	48,958	7,772	15.9
Technology and operations	13,872	12,085	1,787	14.8	27,790	22,644	5,146	22.7
Sales and marketing	11,273	8,910	2,363	26.5	21,317	18,018	3,299	18.3
General and administrative	7,053	6,892	161	2.3	15,284	13,902	1,382	9.9
Depreciation and amortization	2,603	1,670	933	55.9	4,906	3,541	1,365	38.5
Fair value adjustment of acquisition earn-outs	(8,500)	—	(8,500)	NM	(8,500)	—	(8,500)	NM
Other operating expenses (income)	23	206	(183)	(88.8)	(10)	210	(220)	NM
Total costs and expenses	55,292	56,148	(856)	(1.5)	117,517	107,273	10,244	9.5
Income from operations	12,983	5,638	7,345	130.3	17,466	10,265	7,201	70.2
Interest and other income, net	(46)	(29)	(17)	(58.6)	(177)	(214)	37	17.3
Income before provision for income taxes	13,029	5,667	7,362	129.9	17,643	10,479	7,164	68.4
Provision for income taxes	1,059	407	652	160.2	2,071	704	1,367	194.2
Net income	$11,970	$5,260	$6,710	127.6%	$15,572	$9,775	$5,797	59.3%

NM = not meaningful

The following table presents reportable segment GMV, revenue, gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and gross profit margin for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2022	2021	2022	2021
GovDeals:
GMV	$180,256	$110,939	$337,191	$218,543
Total revenue	$14,559	$10,972	$28,543	$21,790
Gross profit	$13,853	$10,376	$27,148	$20,579
Gross profit margin	95.2%	94.6%	95.1%	94.4%

RSCG:
GMV	$59,085	$58,609	$112,454	$110,326
Total revenue	$41,825	$39,082	$80,509	$73,989
Gross profit	$16,619	$15,933	$30,876	$30,560
Gross profit margin	39.7%	40.8%	38.4%	41.3%

CAG:
GMV	$37,520	$37,763	$87,382	$68,843
Total revenue	$8,992	$9,492	$20,200	$17,405
Gross profit	$6,085	$6,988	$14,805	$13,346
Gross profit margin	67.7%	73.6%	73.3%	76.7%

Machinio:
GMV	$—	$—	$—	$—
Total revenue	$2,899	$2,240	$5,731	$4,354
Gross profit	$2,750	$2,104	$5,424	$4,095
Gross profit margin	94.9%	93.9%	94.6%	94.1%

Consolidated:
GMV	$276,861	$207,311	$537,027	$397,712
Total revenue	$68,275	$61,786	$134,983	$117,538
Gross profit	$39,307	$35,401	$78,253	$68,580
Gross profit margin	57.6%	57.3%	58.0%	58.3%

Three Months Ended March 31, 2022, Compared to the Three Months Ended March 31, 2021

Segment Results

GovDeals. Revenue from our GovDeals reportable segment increased 32.7%, or $3.6 million, due to a 62.5%, or $69.3 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate. In addition, increased recovery rates on assets sold were driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. As GovDeals real estate sales increase through the integration with Bid4Assets, GovDeals revenue as a percent of GMV is expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. For that reason, revenue as a percentage of GMV decreased to 8.1% from 9.9% last year. As a result of the increase in revenues, gross profit increased 33.5%, or $3.5 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased 7.0%, or $2.7 million, due to a 0.8%, or $0.5 million, increase in GMV as it continues to diversify its seller product flows by launching new programs with large and mid-sized retailers, expanding its distribution network into the northeast, launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup, and an increase in the mix of transactions conducted under the purchase model. The prior year included higher volumes magnified by selected seller capacity constraints. Gross profit increased by 4.3%, or $0.7 million, due to an increase in volumes, offset by an unfavorable change in the mix of inventory handled by the RSCG segment during the current quarter, causing gross profit margin to decrease by 1.1%.

CAG. Revenue from the CAG reportable segment decreased by 5.3%, or $0.5 million, due to lower volume of principal deals and our continued use of partner organizations. GMV decreased by 0.6%, or $0.2 million, a lesser rate than the decrease in Revenue, due to strong consignment sales in the biopharmaceutical and heavy equipment categories. As a result of the decrease in revenues, gross profit decreased 12.9%, or $0.9 million. Gross profit margin decreased 5.9% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Further, challenged global supply chains are experiencing heightened disruptions from the Russian invasion of Ukraine and its impacts on international trade and energy markets, and the recent COVID-19 lockdowns in regions of China, which could limit the volume of assets made available for sale in any quarterly period.

Machinio. Revenue from our Machinio reportable segment increased 29.4%, or $0.7 million, due to an increase in subscription activity through a greater number of subscribers and increased pricing. As a result of the increase in revenues, gross profit increased 30.7%, or $0.6 million.

Consolidated Results

Revenue - Total consolidated revenue increased $6.5 million, or 10.5%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold increased $2.6 million, or 9.8%, largely due to an increase in purchased inventory principal transactions at our RSCG reportable segment.

Technology and operations expenses.  Technology and operations expenses increased $1.8 million, or 14.8%, as we are investing in technology and operations to continue our growth, including RSCG's expansion of its distribution network into the northeast, and launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup.

Sales and marketing expenses.  Sales and marketing expenses increased $2.4 million, or 26.5%, as we are investing in our sales and marketing functions to continue our growth, including promotional efforts to expand our market share in key verticals, and to promote new business initiatives including our AllSurplus Deals consumer marketplace.

General and administrative expenses.  General and administrative expenses increased $0.2 million, or 2.3%, primarily due to increased corporate support costs to support the anticipated growth resulting from the investments in our technology, operations, sales and marketing functions.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 55.9%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs reflects an $8.5 million non-cash gain due to a reduction in the fair value of the Bid4Assets earn-out liability during the three months ended March 31, 2022. See Note 11 - Fair Value Measurement for further information.

Other operating expenses (income) . Other operating expenses (income) was consistent between the three months ended March 31, 2022 and 2021.

Interest and other income, net.  Interest and other income, net was consistent between the three months ended March 31, 2022 and 2021.

Provision for income taxes.  Provision for income taxes increased $0.7 million primarily due to the increase in our effective tax rate following the release of our valuation allowance on US deferred tax assets during the fiscal year ended September 30, 2021.

Six Months Ended March 31, 2022, Compared to the Six Months Ended March 31, 2021

GovDeals. Revenue from our GovDeals reportable segment increased 31.0%, or $6.8 million, due to a 54.3%, or $118.6 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate. In addition, increased recovery rates on assets sold were driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. As GovDeals real estate sales increase through the integration with Bid4Assets, GovDeals revenue as a percent of GMV is expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. For that reason, revenue as a percentage of GMV decreased to 8.5% from 10.0% last year. As a result of the increase in revenues, gross profit increased 31.9%, or $6.6 million. Gross profit margin remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased 8.8%, or $6.5 million, due to a 1.9%, or $2.1 million, increase in GMV as it continues to diversify its seller product flows by launching new programs with large and mid-sized retailers, expanding its distribution network into the northeast, launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup, and an increase in the mix of transactions conducted under the purchase model. The prior year included higher volumes magnified by selected seller capacity constraints. Gross profit increased by 1.0%, or $0.3 million, due to an increase in volumes, offset by an unfavorable change in the mix of inventory handled by the RSCG segment during the quarter, causing gross profit margin to decrease by 2.9%.

CAG. Revenue from the CAG reportable segment increased by 16.1%, or $2.8 million, due to a 26.9%, or $18.5 million, increase in GMV driven by increasing opportunities to obtain and sell inventory under our purchase model, and strong consignment sales in the biopharmaceutical and heavy equipment categories. Revenues did not increase at the same rate as GMV due to increases in the mix of transactions using partner organizations. As a result of the increase in revenues, gross profit increased 10.9%, or $1.5 million. Gross profit margin decreased 3.4% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Further, challenged global supply chains are experiencing heightened disruptions from the Russian invasion of Ukraine and its impacts on international trade and energy markets, and the recent COVID-19 lockdowns in regions of China, which could limit the volume of assets made available for sale in any quarterly period.

Machinio. Revenue from our Machinio reportable segment increased 31.6%, or $1.4 million, due to an increase in subscription activity through a greater number of subscribers and increased pricing. As a result of the increase in revenues, gross profit increased 32.5%, or $1.3 million.

Consolidated Results

Revenue - Total consolidated revenue increased $17.4 million, or 14.8%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold increased $7.8 million, or 15.9%, which changed at a higher rate than Revenue primarily due to an increase in principal transactions at our RSCG and CAG reportable segments.

Technology and operations expenses.  Technology and operations expenses increased $5.1 million, or 22.7%, as we are investing in technology and operations to continue our growth, including RSCG's expansion of its distribution network into the northeast, and launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup.

Sales and marketing expenses.  Sales and marketing expenses increased $3.3 million, or 18.3%, as we are investing in our sales and marketing functions to continue our growth, including promotional efforts to expand our market share in key verticals, and to promote new business initiatives including our AllSurplus Deals consumer marketplace.

General and administrative expenses.  General and administrative expenses increased $1.4 million, or 9.9%, primarily due to increased corporate support costs to support the anticipated growth resulting from the investments in our technology, operations, sales and marketing functions.

Depreciation and amortization. Depreciation and amortization expense increased $1.4 million, or 38.5%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs reflects an $8.5 million non-cash gain due to a reduction in the fair value of the Bid4Assets earn-out liability during the three months ended March 31, 2022. See Note 11 - Fair Value Measurement for further information.

Other operating expenses (income) . Other operating expenses (income) was consistent between the six months ended March 31, 2022 and 2021.

Interest and other income, net.  Interest and other income, net was consistent between the six months ended March 31, 2022 and 2021.

Provision for income taxes.  Provision for income taxes increased $1.4 million primarily due to the increase in our effective tax rate following the release of our valuation allowance on US deferred tax assets during the fiscal year ended September 30, 2021.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of March 31, 2022, we had $84.3 million in cash and cash equivalents.

The Company maintains a $25.0 million Credit Agreement due March 31, 2024 (Credit Agreement). The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three and six months ended March 31, 2022, the Company did not make any draws under the Credit Agreement. As of March 31, 2022, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2022, the Company was in full compliance with the terms and conditions of the Credit Agreement.

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

The COVID-19 pandemic has caused the Company's GMV and revenues to fluctuate, and the Company initially implemented cost control measures to protect against the uncertainties created by the severe economic restrictions in its initial phases. From a cash flow perspective, the Company employed working capital management practices, primarily in the form of temporary extensions to vendor payment terms, and also experienced accumulation in its payables to sellers balance due to COVID-19 restrictions, which continue to be a factor in certain countries, causing some buyer delays in their ability to pick up purchased assets. As a result of our actions taken, the Company’s cash and cash equivalents balance is $84.3 million as of March 31, 2022, which we believe is sufficient to meet the Company’s anticipated cash needs one year from issuance of these financial statements.

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

The preliminary acquisition date fair value of the consideration transferred to the former shareholders of Bid4Assets was approximately $42.7 million consisting of $14.7 million in cash (net of working capital adjustments totaling $0.3 million) and earn-out consideration with a preliminary fair value of approximately $28.0 million. As part of the acquisition of Bid4Assets, former shareholders of Bid4Assets are eligible to receive earn-out consideration of up to $37.5 million in cash. See Note 3 - Bid4Assets Acquisition for further information.

During the three months ended March 31, 2022, the fair value of the earn-out liability was reduced by $8.5 million to $19.5 million, due to a decline in the auction events and transactions that are expected to be completed during the earn-out period ending December 31, 2022. This change resulted from developments occurring subsequent to the November 1, 2021 acquisition date and includes extended timelines to advance legislation that allows for online auctions of foreclosed real estate in certain target markets, and other client specific delays in bringing foreclosed real estate to auction.

The $19.5 million in earn-out liability as of March 31, 2022, is recorded within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets. This amount, should Bid4Assets achieve certain trailing twelve-month EBITDA targets, would be payable within the next 12 months. The Company believes it maintains sufficient liquidity to pay the earn-out should such trailing twelve-month EBITDA targets be achieved by means of our current cash on hand as of March 31, 2022, and if needed, access to our existing Credit Agreement.

During the three and six months ended March 31, 2022, Bid4Assets achieved certain of the trailing twelve-month EBITDA targets such that payout totaling $3.5 million to Bid4Assets shareholders is expected to be made by the Company during the third quarter of fiscal 2022.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $7.8 million as of March 31, 2022. As of March 31, 2022 and September 30, 2021, $24.3 million and $22.4 million, respectively, of Cash and cash equivalents was held outside of the U.S.

From time to time, we have been authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

The Company had no remaining share repurchase authorization as of September 30, 2021. On December 6, 2021, the Company's Board of Directors authorized a new stock repurchase plan (the "December 6 Stock Repurchase Plan") of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023. The Company repurchased 1,011,881 shares for $17.0 million, and 1,159,066 shares for $20.0 million during the three and six months ended March 31, 2022, respectively. As of March 31, 2022, the Company had no remaining authorization to repurchase shares.

Changes in Cash Flows: Six Months Ended March 31, 2022 Compared to the Six Months Ended March 31, 2021

Net cash provided by operating activities was $14.6 million and $31.3 million for the six months ended March 31, 2022, and 2021, respectively. The $16.7 million decrease in cash provided by operating activities between periods was attributable to cash flows associated with accounts payable and payables to sellers which had a net decrease of $12.8 million due to reduced rates of change in the underlying transaction volumes during the current period. Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. As GovDeals real estate sales with settlement services increase through the integration with Bid4Assets, operating cash flow fluctuations from accounts payable and payables to sellers are expected to become more variable. The amount of cash received and settled will be substantially higher than our take rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $14.7 million and $1.6 million for the six months ended March 31, 2022, and March 31, 2021, respectively. The $13.1 million increase in cash used in investing activities was primarily driven by $11.2 million cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired. See Note 3 - Bid4Assets Acquisition for further information.

Net cash used by financing activities was $21.9 million and $19.0 million for the six months ended March 31, 2022, and March 31, 2021, respectively. The $2.9 million increase in cash used in financing activities was primarily driven by a $3.9 million increase in share repurchases, offset by $1.4 million in lower taxes paid in connection with the net settlement of stock compensation awards.

Capital expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the six months ended March 31, 2022, and March 31, 2021, were $3.6 million and $2.4 million, respectively. As of March 31, 2022, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. As of March 31, 2022, we do not have any debt, and we are not holding any short-term investments. Our cash and cash equivalents balance of $84.3 million is maintained within various interest bearing and earnings allowance checking accounts. Changes in interest rates on these checking accounts are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars. Outside the United States, we predominantly generate revenues and expenses in the local currency. When we translate the results and net assets of these operations into U.S. dollars for reporting purposes, movements in exchange rates will affect reported results and net assets. Volatile market conditions arising from the COVID-19 pandemic and/or ongoing hostilities in Ukraine may result in significant changes in exchange rates, which could affect our results of operations expressed in U.S. dollars.

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

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2022, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding the Company's legal proceedings may be found in Note 13 of the accompanying Notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

Risks Related to Russian Invasion of Ukraine.

On February 24, 2022, Russian forces invaded Ukraine, and sustained conflict and disruption in the region is likely. Impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States and other nations against officials, individuals, regions, and industries in Russia, Ukraine, and Belarus, could adversely affect the global economy and financial markets and thus adversely affect our business, financial condition and results of operations as well as the price of our common stock. The extent and duration of the military action, sanctions and resulting market disruptions are impossible to predict, but could be substantial.

Total revenues directly associated with Russia and Ukraine are not material to our consolidated financial results. However, our business is exposed to the broader economic volatility associated with the invasion. For example, increased volatility in energy, steel and other metal scrap prices caused several clients to delay scheduled projects or suspend them indefinitely. In addition, some clients in Europe have suspended asset sales out of concern for increased scarcity of parts and other resources. To the extent the broader economic volatility associated with the invasion continues affecting project timelines and asset values, particularly in Europe and in the energy market globally, our results of operations could be adversely affected.

Our Machinio segment uses a small number of independent contractors based in Ukraine and Russia. If these independent contractors are unable to perform their duties due to local instability or political, economic or military conditions, then our Machinio segment’s ability to provide certain services and the development of new services or enhancement of existing services could be delayed, and our results of operations could be adversely affected.

The conflict and related sanctions could also increase the risk of cyber-attacks launched against businesses based in the countries which have imposed sanctions, including the United States. We are based in the United States and have business interests around the world. An increase in the prevalence of cyber-attacks increases the risk that our e-commerce marketplaces, information technology systems, networks, and services could be affected, magnifying the cyber-related risks described in our Annual Report on Form 10-K for fiscal year ended September 30, 2021.

Turbulent economic conditions may negatively affect our business and results of operations.

Our business may be adversely affected by turbulence in economic conditions such as employment levels, wage and salary levels, global supply chain constraints, trends in consumer confidence and spending, reductions in consumer net worth, interest rates, inflation, foreign exchange rate fluctuations, the availability of consumer credit and taxation policies. Consumer purchases in general may decline during recessions, periods of prolonged declines in the equity markets or housing markets and periods when disposable income and perceptions of consumer wealth are lower.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended March 31, 2022 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased[1]	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1, 2022 to January 31, 2022	78,584	$20.77	78,584	$15,405
February 1, 2022 to February 28, 2022	764,653	$16.40	764,653	$2,863
March 1, 2022 to March 31, 2022	168,644	$16.97	168,644	$—
Total	1,011,881		1,011,881

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended March 31, 2022, participants surrendered 0 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.

From time to time, we have been authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

As of March 31, 2022, the Company had no authorization to repurchase shares.

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

2.3
Credit Agreement dated February 10, 2022, by and between Liquidity Services, Inc., and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on February 10, 2022.

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
3.3
2022 Amendment to the Liquidity Services, Inc. Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 24, 2022.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

May 5, 2022	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

May 5, 2022	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer