Form 10-Q
period 2022-06-30
LIQUIDITY SERVICES INC
filed 2022-08-04
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 1, 2022 was 35,584,486.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)
Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	June 30, 2022	September 30, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,286	$106,335
Accounts receivable, net of allowance for doubtful accounts of $383 and $490	8,127	5,866
Inventory, net	14,355	12,468
Prepaid taxes and tax refund receivable	1,489	1,713
Prepaid expenses and other current assets	8,083	5,460
Total current assets	120,340	131,842
Property and equipment, net of accumulated depreciation of $23,018 and $18,558	19,025	17,634
Operating lease assets	14,400	13,478
Intangible assets, net	17,237	3,453
Goodwill	89,247	59,872
Deferred tax assets	16,689	23,822
Other assets	5,872	5,475
Total assets	$282,810	$255,576
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$47,206	$40,611
Accrued expenses and other current liabilities	24,799	25,975
Current portion of operating lease liabilities	4,644	4,250
Deferred revenue	4,920	4,624
Payables to sellers	45,322	33,713
Total current liabilities	126,891	109,173
Operating lease liabilities	10,836	10,098
Other long-term liabilities	414	1,290
Total liabilities	138,141	120,561
Commitments and contingencies (Note 13)	0	0
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 35,576,454 shares issued and outstanding at June 30, 2022; 35,457,095 shares issued and outstanding at September 30, 2021	36	35
Additional paid-in capital	256,572	252,017
Treasury stock, at cost; 3,794,038 shares at June 30, 2022 and 2,222,083 shares at September 30, 2021	(62,176)	(36,628)
Accumulated other comprehensive loss	(10,481)	(9,011)
Accumulated deficit	(39,282)	(71,398)
Total stockholders’ equity	144,669	135,015
Total liabilities and stockholders’ equity	$282,810	$255,576

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Purchase revenues	$35,507	$37,862	$109,109	$104,902
Consignment and other fee revenues	34,359	31,804	95,739	82,302
Total revenues	69,866	69,666	204,848	187,204
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	28,932	28,543	85,662	77,501
Technology and operations	13,782	12,307	41,573	34,952
Sales and marketing	10,900	9,661	32,217	27,679
General and administrative	6,389	7,676	21,672	21,578
Depreciation and amortization	2,641	1,705	7,546	5,246
Fair value adjustments of acquisition earn-outs	(11,500)	—	(20,000)	—
Other operating expenses, net	27	1,180	18	1,390
Total costs and expenses	51,171	61,072	168,688	168,346
Income from operations	18,695	8,594	36,160	18,858
Interest and other expenses (income), net	104	(254)	(73)	(468)
Income before provision for income taxes	18,591	8,848	36,233	19,326
Provision for income taxes	2,183	429	4,254	1,133
Net income	$16,408	$8,419	$31,979	$18,193
Basic income per common share	$0.51	$0.25	$0.98	$0.55
Diluted income per common share	$0.50	$0.24	$0.94	$0.52
Basic weighted average shares outstanding	31,908,864	33,371,906	32,482,326	33,345,580
Diluted weighted average shares outstanding	33,078,568	35,437,761	34,013,233	35,006,898

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)
Net income	$16,408	$8,419	$31,979	$18,193
Other comprehensive (loss) income:
Foreign currency translation	(1,170)	23	(1,470)	1,042
Other comprehensive (loss) income	(1,170)	23	(1,470)	1,042
Comprehensive income	$15,238	$8,442	$30,509	$19,235

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statement of Stockholders’ Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
	(Unaudited)
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	3,602	3,602
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	131,070	1	—	—	—	—	—	1
Taxes paid associated with net settlement of stock compensation awards	(40,239)	—	(851)	—	—	—	—	(851)
Forfeitures of restricted stock awards	(14,855)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(147,185)	(2,963)	—	—	(2,963)
Common stock surrendered in the exercise of stock options	—	—	100	(4,678)	(100)	—	—	—
Stock compensation expense	—	—	2,270	—	—	—	—	2,270
Foreign currency translation and other	—	—	—	—	—	(131)	136	5
Balance at December 31, 2021	35,533,071	$36	$253,536	(2,373,946)	$(39,691)	$(9,142)	$(67,660)	$137,079
Net income	—	—	—	—	—	—	11,970	11,970
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	320,943	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(47,124)	—	(958)	—	—	—	—	(958)
Forfeitures of restricted stock awards	(242,902)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(1,011,881)	(17,035)	—	—	(17,035)
Stock compensation expense	—	—	2,102	—	—	—	—	2,102
Foreign currency translation	—	—	—	—	—	(169)	—	(169)
Balance at March 31, 2022	35,563,988	$36	$254,680	(3,385,827)	$(56,726)	$(9,311)	$(55,690)	$132,989
Net income	—	—	—	—	—	—	16,408	16,408
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	18,373	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(5,907)	—	(92)	—	—	—	—	(92)
Common stock repurchased	—	—	—	(408,211)	(5,450)	—	—	(5,450)
Stock compensation expense	—	—	1,984	—	—	—	—	1,984
Foreign currency translation and other	—	—	—	—	—	(1,170)	—	(1,170)
Balance at June 30, 2022	35,576,454	$36	$256,572	(3,794,038)	$(62,176)	$(10,481)	$(39,282)	$144,669

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Nine Months Ended June 30,
	2022	2021
	(Unaudited)
Operating activities
Net income	$31,979	$18,193
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,546	5,246
Stock compensation expense	6,156	5,793
Inventory adjustment to net realizable value	98	—
Provision for doubtful accounts	68	269
Deferred tax provision	3,410	96
(Gain) loss on disposal of property and equipment	(29)	87
Gain on termination of lease	(240)	—
Impairment of long-lived and other assets	31	1,338
Change in fair value of earn-out liability	(20,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(2,215)	(420)
Inventory	(1,985)	(8,192)
Prepaid and deferred taxes	224	57
Prepaid expenses and other assets	(2,788)	(2,477)
Operating lease assets and liabilities	451	5
Accounts payable	6,635	17,791
Accrued expenses and other current liabilities	(5,955)	2,242
Deferred revenue	296	1,262
Payables to sellers	8,233	13,256
Other liabilities	(778)	(275)
Net cash provided by operating activities	31,137	54,271
Investing activities
Cash paid for business acquisition, net of cash acquired	(11,164)	—
Purchases of property and equipment, including capitalized software	(6,292)	(3,488)
Increase in intangibles	(19)	(23)
Proceeds from sales of property and equipment	42	68
Proceeds from promissory note	—	4,343
Net cash (used in) provided by investing activities	(17,433)	900
Financing activities
Payments of the principal portion of finance lease liabilities	(75)	(35)
Payment of debt issuance costs	(91)	—
Taxes paid associated with net settlement of stock compensation awards	(1,901)	(3,545)
Proceeds from exercise of stock options	—	353
Payment of earnout liability related to business acquisition	(3,500)	—
Common stock repurchased	(25,447)	(16,143)
Net cash used in financing activities	(31,014)	(19,370)
Effect of exchange rate differences on cash and cash equivalents	(739)	829
Net (decrease) increase in cash and cash equivalents	(18,049)	36,630
Cash and cash equivalents at beginning of period	106,335	76,036
Cash and cash equivalents at end of period	$88,286	$112,666
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$592	$907
Non-cash: Earnout liability for acquisition activity	$4,500	$—
Non-cash: Common stock surrendered in the exercise of stock options	$100	$1,502
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

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends including any future economic impact from the COVID-19 pandemic, inflationary pressures, and impacts from interest rate changes; the Company's susceptibility to rapid technological change; actual and potential competition by entities with greater financial and other resources; and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

2.     Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending September 30, 2022, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and nine months ended June 30, 2022, these estimates required the Company to make assumptions about the extent and duration of restrictions on cross-border transactions and the impact of the COVID-19 pandemic on macroeconomic conditions and, in turn, the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.9 million as of June 30, 2022, and $0.6 million as of September 30, 2021, and is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.9 million as of June 30, 2022, and $4.6 million as of September 30, 2021, and is included in the line item Consignment and other fee revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2021, contract liability balance, $4.3 million was earned as Other fee revenue during the nine months ended June 30, 2022.

Performance obligations for Machinio's subscription services are satisfied over time as the Company provides the services over the term of the subscription. As of June 30, 2022, the Company has a remaining performance obligation of $4.9 million for these subscription services, and the Company expects to recognize the substantial majority of that amount as Other fee revenue over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $1.8 million as of June 30, 2022, and $1.6 million as of September 30, 2021, and is included in the line items Prepaid expenses and other current assets and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.3 million and $0.8 million during the three and nine months ended June 30, 2022, respectively, and $0.2 million and $0.5 million during the three and nine months ended June 30, 2021, respectively.

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

On May 13, 2021, the Company entered into the First Amendment to the Forbearance Agreement with JTC, providing JTC with full satisfaction and discharge from its indebtedness upon receipt of a $3.5 million payment made on May 17, 2021. As a result, the Company recorded a $1.1 million loss as a component of Other operating expenses, net in its Condensed Consolidated Statement of Operations during the three months ended June 30, 2021, representing the difference between the $4.6 million outstanding balance of principal and accrued interest and the $3.5 million payment received. There was no impact on the unaudited financial statements from this transaction as of and for the three and nine months ended June 30, 2022.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks within interest bearing and earnings allowance checking accounts, as well as cash equivalent money market funds, all of which may at times exceed federally insured limits (FDIC and/or SIPC), and Accounts receivable. The Company deposits its cash in interest bearing checking accounts, or acquires cash equivalent money market funds, each with financial institutions that the Company considers to be of high credit quality.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 61.1% and 63.5% of consolidated Cost of goods sold for the three months ended June 30, 2022, and 2021, respectively, and 57.7% and 61.7% of consolidated Cost of goods sold for the nine months ended June 30, 2022, and 2021, respectively. These contracts are included within the RSCG reportable segment.

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

As of June 30, 2022, the Company's purchase price allocation related to this acquisition is preliminary and subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on our condensed consolidated financial statements. The allocation of the purchase price will be finalized once all information that was known and knowable as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date.

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

Contingent Consideration

During the nine months ended June 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded preliminary contingent consideration in the amount of $28.0 million on its Condensed Consolidated Balance Sheets. See further discussion of this matter within Note 11 - Fair Value Measurement.

Other Information

Revenue, net income (loss), and pro forma information related to the Bid4Assets acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three and nine months ended June 30, 2022.

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

The computation of Basic and Diluted net income per share is as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$16,408	$8,419	$31,979	$18,193
Denominator:
Basic weighted average shares outstanding	31,908,864	33,371,906	32,482,326	33,345,580
Dilutive impact of stock options, RSUs and RSAs	1,169,704	2,065,855	1,530,907	1,661,318
Diluted weighted average shares outstanding	33,078,568	35,437,761	34,013,233	35,006,898
Basic income per common share	$0.51	$0.25	$0.98	$0.55
Diluted income per common share	$0.50	$0.24	$0.94	$0.52
Stock options, RSUs and RSAs excluded from income (loss) per diluted share because their effect would have been anti-dilutive	1,303,147	198,308	1,290,073	592,588

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

5.    Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 4.6 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Finance lease – lease asset amortization	$19	$18	$61	$50
Finance lease – interest on lease liabilities	5	4	15	14
Operating lease cost	1,406	1,218	4,318	3,873
Operating lease impairment expense	—	—	—	172
Short-term lease cost	101	45	218	166
Variable lease cost (1)	405	360	958	1,178
Sublease income	(22)	(34)	(90)	(141)
Total net lease cost	$1,914	$1,611	$5,480	$5,312
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.
Maturities of lease liabilities are:

	June 30, 2022
(in thousands)	Operating Leases	Finance Leases
2022	$1,408	$29
2023	5,293	117
2024	4,392	97
2025	3,600	69
2026	2,139	66
Thereafter	396	12
Total lease payments (1)	$17,228	$390
Less: imputed interest (2)	(1,748)	(39)
Total lease liabilities	$15,480	$351

(1) The weighted average remaining lease term is 3.5 years for operating leases and 3.8 years for finance leases.
(2) The weighted average discount rate is 6.2% for operating leases and 5.5% for finance leases.
Supplemental disclosures of cash flow information related to leases are:

	Nine Months Ended June 30,
(in thousands)	2022	2021
Cash paid for amounts included in operating lease liabilities	$3,190	$3,225
Cash paid for amounts included in finance lease liabilities	75	35
Non-cash: lease liabilities arising from new operating lease assets obtained	4,664	885
Non-cash: lease liabilities arising from new finance lease assets obtained	179	130
Non-cash: adjustments to lease assets and liabilities[1]	(196)	3,705
(1) These include adjustments due to lease modifications, renewals, and other related adjustments.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

6.    Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	CAG	GovDeals	Machinio	Total
Balance at September 30, 2020	$21,550	$23,731	$14,558	$59,839
Translation adjustments	33	—	—	33
Balance at September 30, 2021	$21,583	$23,731	$14,558	$59,872
Bid4Assets acquisition (see Note 3)	—	29,960	—	29,960
Translation adjustments	(585)	—	—	(585)
Balance at June 30, 2022	$20,998	$53,691	$14,558	$89,247
The increase in the goodwill balance of approximately $30.0 million at the GovDeals reportable segment and reporting unit during the nine months ended June 30, 2022, is due to the Bid4Assets acquisition. See Note 3 - Bid4Assets Acquisition for further information.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. As discussed in Note 11 – Fair Value Measurement, the fair value of the Bid4Assets earn-out liability declined by $11.5 million during the three months ended June 30, 2022, due to timing changes impacting the level of auction events and transactions that are expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of June 30, 2022. The Company has also continued to evaluate the impact of the COVID-19 pandemic and other ongoing macroeconomic disruptions on the recoverability of its goodwill. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the nine months ended June 30, 2022.

7.    Intangible Assets

Intangible assets consist of the following:

		June 30, 2022			September 30, 2021
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6 - 8	17,000	(3,225)	13,775	3,100	(1,679)	1,421
Technology	3 - 5	5,300	(2,738)	2,562	2,700	(1,755)	945
Patent and trademarks	3 - 10	2,379	(1,480)	899	2,360	(1,273)	1,087
Total intangible assets		$24,679	$(7,443)	$17,236	$8,160	$(4,707)	$3,453

The gross carrying amount of total intangible assets increased by $16.5 million during the nine months ended June 30, 2022, primarily due to the Bid4Assets acquisition. The acquired developed software and trade name are included in the above line items of Technology and Patent and trademarks, respectively. See Note 3 - Bid4Assets Acquisition for further information.

Future expected amortization of intangible assets at June 30, 2022, is as follows:

(in thousands)	Expected Amortization Expense
Years ending September 30,
Remainder of 2022	$983
2023	3,792
2024	3,255
2025	2,014
2026 and thereafter	7,192
Total	$17,236

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Intangible asset amortization expense was $1.0 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively, and $2.7 million and $1.0 million for the nine months ended June 30, 2022 and 2021, respectively. The increase in intangible amortization expense was primarily due to the Bid4Assets acquisition.

The Company has continued to evaluate the impact of the COVID-19 pandemic, ongoing macroeconomic disruptions, and the subsequent financial performance of Bid4Assets, on the recoverability of its long-lived assets. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and nine months ended June 30, 2022.

8.    Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first nine months of fiscal year 2022 and its corresponding effective tax rate is 11.7% compared to 5.9% for the first nine months of fiscal year 2021. The change in the effective tax rate for the nine months ended June 30, 2022, as compared to the same period in the prior year was primarily due to state and foreign taxes, and the utilization of net operating losses. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments, the most significant of which was the exclusion of the $20.0 million non-cash gain from the fair market value adjustment of the Bid4Assets acquisition earn-out liability.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. The Company identified no new uncertain tax positions during the nine months ended June 30, 2022. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of June 30, 2022, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2018 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2018 may be adjusted upon examination by tax authorities if they are utilized.

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

The applicable interest rate on any draws under the Line of Credit is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. The Company pays an Unused Commitment Fee, on a quarterly basis, equal to 0.05% per annum on the daily amount of the Line of Credit available, but unused. The Company also pays a Letter of Credit Fee, on a quarterly basis, equal to 1.25% on the daily amount available to be drawn for standby letters of credit. Interest incurred on any draws under the Line of Credit, as well as the Unused Commitment Fee and Letter of Credit Fee, are included within Interest and other expenses (income), net in the Condensed Consolidated Statements of Operations.

The Company may draw upon the Line of Credit for general corporate purposes. Repayments of any borrowings under the Line of Credit shall become available for redraw at any time by the Company.

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2022, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three and nine months ended June 30, 2022, the Company did not make any draws under the Credit Agreement. As of June 30, 2022, the Company had no outstanding borrowings under the Credit Agreement.

During the three and nine months ended June 30, 2022, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

10.    Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

	Common Stock			Treasury Stock
(dollars in thousands)	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2020	34,082,406	$34	$247,892	(547,508)	$(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	4,514	4,514
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	151,845	—	197	—	—	—	—	197
Taxes paid associated with net settlement of stock compensation awards	(7,703)	—	(57)	—	—	—	—	(57)
Forfeitures of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(309,496)	(4,103)	—	—	(4,103)
Common stock surrendered in the exercise of stock options	—	—	169	(9,384)	(169)	—	—	—
Stock compensation expense	—	—	1,801	—	—	—	—	1,801
Foreign currency translation	—	—	—	—	—	896	—	896
Balance at December 31, 2020	34,212,815	$34	$250,002	(866,388)	$(8,255)	$(8,886)	$(117,832)	$115,063
Net income	—	—	—	—	—	—	5,260	5,260
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	1,079,955	1	154	—	—	—	—	155
Taxes paid associated with net settlement of stock compensation awards	(177,463)	—	(3,145)	—	—	—	—	(3,145)
Common stock repurchased	—	—	—	(647,583)	(12,040)	—	—	(12,040)
Common stock surrendered in the exercise of stock options	—	—	1,333	(73,228)	(1,333)	—	—	—
Stock compensation expense	—	—	1,522	—	—	—	—	1,522
Foreign currency translation	—	—	—	—	—	123	—	123
Balance at March 31, 2021	35,115,307	$35	$249,866	(1,587,199)	$(21,628)	$(8,763)	$(112,572)	$106,938
Net income	—	—	—			—	8,419	8,419
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	318,242	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(15,834)	—	(343)	—	—	—	—	(343)
Stock compensation expense	—	—	1,525	—	—	—	—	1,525
Foreign currency translation and other	—	—	—	—	—	23	(1)	22
Balance at June 30, 2021	35,417,715	$35	$251,048	(1,587,199)	$(21,628)	$(8,740)	$(104,154)	$116,561

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended (LTIP), and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. During the nine months ended June 30, 2022, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock reserved for issuance from 19,100,000 to 20,300,000. Accordingly, as of June 30, 2022, the Company has reserved a total of 20,300,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of June 30, 2022, 2,353,049 shares of common stock remained available for use under the LTIP.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Equity-classified awards:
Stock options	$505	$762	$2,097	$2,491
RSUs & RSAs	1,478	763	4,259	2,357
Total equity-classified awards	$1,983	$1,525	$6,356	$4,848
Liability-classified awards:
SARs	(99)	278	(200)	945
Total stock compensation expense:	$1,884	$1,803	$6,156	$5,793

The table below presents the components of share-based compensation expense by line item within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
Stock Compensation Expense by Line Item
Technology and operations	$321	$261	$906	$885
Sales and marketing	464	459	1,496	1,493
General and administrative	1,099	1,083	3,754	3,415
Total stock compensation expense:	$1,884	$1,803	$6,156	$5,793

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Nine Months Ended
June 30, 2022
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

The range of assumptions used to determine the fair value of stock options containing only service conditions using the Black-Scholes option-pricing model during the nine months ended June 30, 2022, were as follows:

Nine Months Ended
June 30, 2022
Dividend yield	—
Expected volatility	57.0% - 61.2%
Risk-free interest rate	1.1% - 1.8%
Expected term	4.5 - 7.4 years

The range of assumptions used to determine the fair value of stock options and RSUs & RSAs containing market conditions using Monte Carlo simulations during the nine months ended June 30, 2022, were as follows:

Nine Months Ended
June 30, 2022
Dividend yield	—
Expected volatility	57.2% - 62.9%
Risk-free interest rate	1.1% - 1.5%
Expected holding period (% of remaining term)	29.4% - 100.0%

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

SARs

During the nine months ended June 30, 2022, the Company did not issue any SARs, 7,475 SARs were exercised requiring the Company to make cash payments of $0.1 million, and 3,250 SARs were canceled. As of June 30, 2022, 31,320 SARs were outstanding.

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

The Company had no remaining share repurchase authorization as of September 30, 2021. On December 6, 2021, the Company's Board of Directors authorized a new stock repurchase plan of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023. The Company repurchased 1,159,066 shares for $20.0 million during the six months ended March 31, 2022.

On May 13, 2022, the Company's Board of Directors authorized a new stock repurchase plan of up to $12 million of our outstanding shares of common stock through June 30, 2024. The Company repurchased 408,211 shares for $5.4 million during the three months ended June 30, 2022. As of June 30, 2022, the Company may repurchase an additional $6.6 million of shares under this program.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due.

During the three months ended June 30, 2022, and June 30, 2021, no shares of common stock were surrendered by participants in the exercise of stock options. During the nine months ended June 30, 2022, and June 30, 2021, participants surrendered 4,678 and 82,612 shares of common stock, respectively, in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

The Company held $20.0 million and $40.0 million of money market funds considered cash equivalents at June 30, 2022, and September 30, 2021, respectively. Money market funds held at June 30, 2022, and September 30, 2021, were measured at fair value and classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

During the nine months ended June 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded preliminary fair value of contingent consideration in the amount of $28.0 million on its Condensed Consolidated Balance Sheets as of the acquisition date. The contingent consideration is based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The liability for this consideration is included in Accrued expenses and other current liabilities within the Condensed Consolidated Balance Sheets.

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company's estimate of the fair value of the earn-out consideration was informed by the Monte Carlo valuation method and considered potential outcomes based upon the terms and conditions of the merger agreement. The fair value measurements utilized were classified as Level 3 assets within the fair value hierarchy under the provisions of ASC 820, Fair Value Measurements, and ASC 805, Business Combinations. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, volatility of gross profit and operating expenses, and the discount rate. The earn-out consideration was preliminarily valued at approximately $28.0 million as of the acquisition date. Fair value of the earn-out consideration will be remeasured at the end of each calendar quarter until December 31, 2022.

The changes in earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value during the three and nine months ended June 30, 2022, is as follows (in thousands):

Earn-out Liability
Balance at September 30, 2021	$—
Earn-out from business acquisition	26,900
Balance at December 31, 2021	$26,900
Measurement period adjustment	1,100
Change in fair value	(8,500)
Balance at March 31, 2022	$19,500
Payment of achieved earn-out threshold	(3,500)
Change in fair value	(11,500)
Balance at June 30, 2022	$4,500

During the three months ended March 31, 2022, the Company recorded a measurement period adjustment of $1.1 million for the preliminary earn-out consideration fair value with a corresponding increase to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition related to the discount rates associated with the expected earn-out payments. See further discussion in Note 3 - Bid4Assets Acquisition. In addition, the fair value of the earn-out liability was reduced by $8.5 million to $19.5 million, primarily due to a decline in the auction events and transactions that are expected to be completed during the earn-out period ending December 31, 2022, which included extended timelines to advance legislation that allows for online auctions of foreclosed real estate in certain target markets, and other client specific delays in bringing foreclosed real estate to auction.

During the three months ended June 30, 2022, the fair value of the earn out liability was reduced by $11.5 million, primarily due to further client specific delays in bringing foreclosed real estate to auction.

These changes resulted from events occurring subsequent to the November 1, 2021, acquisition date and therefore, were not known nor knowable at that time. As a result, these changes in fair value were recorded as a gain within Fair value adjustments of acquisition earn-outs in the Condensed Consolidated Statements of Operations.

As of March 31, 2022, Bid4Assets achieved a trailing twelve-month EBITDA threshold resulting in a $3.5 million payment made by the Company during the three months ended June 30, 2022. As of June 30, 2022, Bid4Assets has not achieved any additional trailing twelve-month EBITDA thresholds.

The remaining $4.5 million in earn-out liability as of June 30, 2022, is recorded within Accrued expenses and other current liabilities in the Condensed Consolidated Balance Sheets.

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

As of June 30, 2022, the Company had no non-financial instruments measured at fair value on a non-recurring basis other than fair value measurements associated with the preliminary purchase accounting for Bid4Assets. See Note 3 - Bid4Assets Acquisition for more information. As of September 30, 2021, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and for the three and nine months ended June 30, 2022 and 2021, included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Interest cost	$122	$142	$384	$343
Expected return on plan assets	(219)	(245)	(686)	(637)
Amortization of prior service cost	5	6	15	17
Total net periodic (benefit)	$(92)	$(97)	$(287)	$(277)

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

14.     Segment Information

The Company provides operating results in four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Asset Group (CAG), and Machinio. Descriptions of our reportable segments are as follows:

•The GovDeals reportable segment provides self-directed service solutions that enable local and state government entities including city, county and state agencies located in the United States and Canada, to sell surplus, salvage and real estate assets through the GovDeals and Bid4Assets marketplaces (see Note 3 Bid4Assets Acquisition).

•The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell surplus and salvage consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce services. This segment uses the Liquidation.com, Secondipity and AllSurplus marketplaces. Through the end of third quarter fiscal 2021, RSCG operated the Liquidation.com DIRECT marketplace for truckload quantities of retail surplus. Those assets are now sold on the Liquidation.com marketplace.

•The CAG reportable segment provides managed and self-directed service solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus and idle assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial seller assets are located across the Americas, Europe, Australia, Asia, and Africa. This segment uses the GoIndustry DoveBid and AllSurplus marketplaces.

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

Liquidity Services, Inc. and Subsidiaries
Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
GovDeals:
Purchase revenues	$—	$—	$—	$—
Consignment and other fee revenues	16,587	14,658	45,130	36,448
Total revenue	16,587	14,658	45,130	36,448
Segment gross profit	$15,765	$13,965	$42,913	$34,544

RSCG:
Purchase revenues	$33,788	$35,923	$99,838	$95,997
Consignment and other fee revenues	8,586	8,172	23,045	22,086
Total revenue	42,374	44,095	122,883	118,083
Segment gross profit	$15,942	$17,755	$46,818	$48,315

CAG:
Purchase revenues	$1,719	$1,939	$9,271	$8,905
Consignment and other fee revenues	6,077	6,528	18,725	16,967
Total revenue	7,796	8,467	27,996	25,872
Segment gross profit	$6,271	$7,099	$21,076	$20,445

Machinio:
Purchase revenues	$—	$—	$—	$—
Consignment and other fee revenues	3,109	2,446	8,839	6,801
Total revenue	3,109	2,446	8,839	6,801
Segment gross profit	$2,956	$2,304	$8,379	$6,399

Corporate & Other, including elimination adjustments:
Purchase revenues	$—	$—	$—	$—
Consignment and other fee revenues	—	—	—	—
Total revenue	—	—	—	—
Segment gross profit	$—	$—	$—	$—

Consolidated:
Purchase revenues	$35,507	$37,862	$109,109	$104,902
Consignment and other fee revenues	34,359	31,804	95,739	82,302
Total revenue	69,866	69,666	204,848	187,204
Segment gross profit	$40,934	$41,123	$119,186	$109,703

The following table reconciles segment gross profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Reconciliation:
Segment gross profit	$40,934	$41,123	$119,186	$109,703
Total operating expenses	33,739	32,529	103,026	90,845
Fair value adjustment of acquisition earn-outs	(11,500)	—	(20,000)	—
Interest and other expenses (income), net	104	(254)	(73)	(468)
Income before provision for income taxes	$18,591	$8,848	$36,233	$19,326

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended June 30, 2022, and 2021 was 11.9% and 14.4%, respectively, and the percent of our revenues that came from transactions conducted outside of the United States for the nine months ended June 30, 2022, and 2021 was 13.6% and 16.2%, respectively.

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

Impacts of the COVID-19 Pandemic

The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Since May 2020, we have seen subsequent increases in GMV and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income since the third quarter of fiscal 2020. However, COVID-19 and its variants continue to impact the global economy, supply chains, and the ability to conduct commerce due to ongoing travel restrictions in various countries, and lockdowns reintroduced within regions of China. Additionally, the COVID-19 pandemic in combination with various macroeconomic factors, has impacted the supply chain of new vehicles, and construction and heavy equipment production, which in turn negatively affected the supply of used vehicles and construction and heavy equipment being sold in North America. At this time, the likelihood, magnitude and timing of business developments across our reportable segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic.

Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. During fiscal 2021 and during the three and nine months ended June 30, 2022, the Company determined that its liquidity position and working capital were more than sufficient to meet its projected needs. As discussed in Note 10 - Stockholders' Equity, on December 6, 2021, the Company's Board of Directors authorized the repurchase of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023. The Company repurchased 1,159,066 shares for $20.0 million during the six months ended March 31, 2022.

On May 13, 2022, the Company's Board of Directors authorized a new stock repurchase plan of up to $12 million of our outstanding shares of common stock through June 30, 2024. The Company repurchased 408,211 shares for $5.4 million during the three months ended June 30, 2022. As of June 30, 2022, the Company may repurchase an additional $6.6 million of shares under this program.

Effects of Inflation

Rising inflation in both the U.S. and internationally has weighed on the global economy, increasing prices for energy, shipping, and labor, among other areas of the macroeconomic environment. These events have caused a rise in borrowing costs as well, partly driven by actions taken by central banks to curb rising inflation. Currently, the Company is unable to predict the likelihood, magnitude and timing of inflationary risk to our business, if any. However, the Company does not believe inflation has had a material effect on our operating expenses. As a marketplace operator, the GMV, revenues and costs of revenues that result from our primarily auction-based sales may be influenced by macroeconomic factors, including but not limited to inflation, whose impacts may vary across each of our individual asset classes.

Our Marketplace Transactions

We believe our ability to create liquid marketplaces for surplus and salvage assets generates a continuous flow of goods from our corporate and government sellers. This flow of goods in turn attracts an increasing number of professional buyers to our marketplaces. During the twelve months ended June 30, 2022, the approximate number of registered buyers increased from 3,970,000 to 4,844,000, or 22%. Of the increase, approximately 16% is attributable to the Bid4Assets registered buyer base acquired during the three months ended December 31, 2021.

Our revenue.  Substantially all of our revenue is earned through the following transaction models:

Purchase model.  Under our purchase transaction model, we recognize revenue within the Purchase revenues line item on the Condensed Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three and nine months ended June 30, 2022, our purchase transaction model accounted for 10.8% and 12.8% of our Gross Merchandise Volume (GMV), respectively, and 50.8% and 53.3% of our total revenues, respectively. For the three and nine months ended June 30, 2021, our purchase transaction model accounted for 14.8% and 16.3% of our Gross Merchandise Volume (GMV), respectively, and 54.3% and 56.0% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from vendor contracts with Amazon.com, Inc. by our RSCG reportable segment. See further discussion regarding our Amazon.com, Inc. contracts at Note 2 - Summary of Significant Accounting Policies.

Consignment model — fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces, and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized upon auction close or upon collection of auction proceeds, depending upon the settlement service level selected by the seller. Revenue under the consignment model is recorded within the Consignment and other fee revenues line item on the Condensed Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three and nine months ended June 30, 2022, our consignment model accounted for 89.2% and 87.2% of our GMV, respectively, and 40.9% and 39.0% of our total revenues, respectively. For the three and nine months ended June 30, 2021, our consignment model accounted for 85.2% and 83.7% of our GMV, respectively, and 37.4% and 36.2% of our total revenues, respectively.

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's Advertising and System subscription services, as well as other services including returns management, refurbishment of assets, and asset valuation services. Non-consignment fee revenue is recorded within the Consignment and other fee revenues line item on the Condensed Consolidated Statements of Operations. Other revenues accounted for 8.3% and 7.7% of our total revenues for the three and nine months ended June 30, 2022, respectively, and 8.2% and 7.8% of our total revenues for the three and nine months ended June 30, 2021, respectively

Industry trends. We believe there are several industry trends positively impacting the long-term growth of our business including:
•the increase in volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales;
•the increase in government regulations and the need for corporations to have sustainability solutions with verifiable recycling and remarketing of surplus assets;
•the increase in outsourcing surplus disposition and end-of-life assets by corporations and government entities as they focus on reducing costs, improving transparency, compliance and working capital, and increasingly prefer service providers with proven track records, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain;
•an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which could impact our long term growth;
•in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets;
•the increase in demand from sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events.

Our Vendor Agreements

Our commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. The property purchased under these contracts with Amazon.com, Inc. represented 61.1% and 63.5% of consolidated Cost of goods sold for the three months ended June 30, 2022 and 2021, respectively, and 57.7% and 61.7% of consolidated Cost of goods sold for the nine months ended June 30, 2022 and 2021, respectively. These contracts are included within our RSCG reportable segment. Our agreements with our other sellers are generally terminable at will by either party.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and those buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2022, and 2021, we had approximately 4,844,000 and 3,970,000 registered buyers, respectively. Of the increase, approximately 16% is attributable to the Bid4Assets registered buyer base acquired during the three months ended December 31, 2021.

Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2022, and 2021, approximately 884,000 and 617,000, respectively, total auction participants participated in auctions on our marketplaces. During the nine months ended June 30, 2022, and 2021, approximately 2,355,000 and 1,695,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2022, and 2021, we completed approximately 253,000 and 185,000 transactions, respectively. During the nine months ended June 30, 2022, and 2021, we completed approximately 709,000 and 511,000 transactions, respectively.

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
The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.
.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021
(in thousands)	(Unaudited)
Net income	$16,408	$8,419	$31,979	$18,193
Interest and other expenses (income), net[1]	196	(157)	214	(191)
Provision for income taxes	2,183	429	4,254	1,133
Depreciation and amortization	2,641	1,705	7,546	5,246
Non-GAAP EBITDA	$21,428	$10,396	$43,993	$24,381
Stock compensation expense	1,884	1,803	6,156	5,793
Acquisition costs and impairment of long-lived and other assets[2]	43	1,136	295	1,338
Business realignment expenses[2,3]	—	—	—	5
Fair value adjustments to acquisition earn-outs	(11,500)	—	(20,000)	—
Non-GAAP Adjusted EBITDA	$11,855	$13,335	$30,444	$31,517
1 Represents Interest and other expenses (income), net, per the Statement of Operations, excluding the non-service components of net periodic pension (benefit).
2 Acquisition costs, impairment of long-lived assets and other assets, and business realignment expenses are components of Other operating expenses, net on the Statements of Operations.
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

Earn-out liability. Shareholders of Bid4Assets are eligible to receive up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The earn-out consideration was preliminarily fair valued at approximately $28.0 million as of the acquisition date, with fair value subsequently measured to be $4.5 million as of June 30, 2022. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, a high level of volatility of gross profit and operating expenses given the nature of the business model and its economic environment create a wider range of potential outcomes over the earn-out period, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our preliminary purchase price allocation, goodwill arising from the acquisition was determined to be $30.0 million. See Note 3 - Bid4Assets Acquisition for further information. As discussed in Note 11 – Fair Value Measurement, the fair value of the Bid4Assets earn-out liability declined by $20.0 million during the nine months ended June 30, 2022, due to timing changes impacting the level of auction events and transactions that are expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of June 30, 2022. The Company will continue to monitor for changes that could impact the recoverability of its goodwill.

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

Technology and operations.  Technology expenses primarily consist of the cost of technical staff (including stock compensation), third party services, licenses, and infrastructure, all as required to develop, configure , deploy, maintain, and secure our marketplace platforms, business operational systems, and facilities. Technology expenses are net of the required capitalization of costs associated with enhancing our marketplace platforms and other software development activities.
Depreciation and amortization of capitalized software development costs, purchased software, acquired developed software intangible assets, and computer hardware are included within Depreciation and amortization in the accompanying Consolidated Statements of Operations. Technology expenses are presented separately from Costs of goods sold (excluding depreciation and amortization) in the Consolidated Statements of Operations, as these expenses provide for the general availability of our marketplace platforms and other business operational systems and are not attributable to specific revenue generating transaction activity occurring on our marketplaces.

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

Other operating expenses (income). Other operating expenses (income) includes impairment of long-lived and other assets, the change in fair value of contingent consideration, impacts of lease terminations, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

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

Income taxes.  For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate after discrete items was 11.7% for the nine months ended June 30, 2022. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments, the most significant of which was the exclusion of the $20.0 million non-cash gain from the fair market value adjustment of the Bid4Assets acquisition earn-out liability..     .

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended June 30,				Nine Months Ended June 30,
(dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Purchase revenues	$35,507	$37,862	$(2,355)	(6.2)%	$109,109	$104,902	$4,207	4.0%
Consignment and other fee revenues	34,359	31,804	2,555	8.0	95,739	82,302	13,437	16.3
Total revenues	69,866	69,666	200	0.3	204,848	187,204	17,644	9.4
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	28,932	28,543	389	1.4	85,662	77,501	8,161	10.5
Technology and operations	13,782	12,307	1,475	12.0	41,573	34,952	6,621	18.9
Sales and marketing	10,900	9,661	1,239	12.8	32,217	27,679	4,538	16.4
General and administrative	6,389	7,676	(1,287)	(16.8)	21,672	21,578	94	0.4
Depreciation and amortization	2,641	1,705	936	54.9	7,546	5,246	2,300	43.8
Fair value adjustment of acquisition earn-outs	(11,500)	—	(11,500)	NM	(20,000)	—	(20,000)	NM
Other operating expenses, net	27	1,180	(1,153)	(97.7)	18	1,390	(1,372)	(98.7)
Total costs and expenses	51,171	61,072	(9,901)	(16.2)	168,688	168,346	342	0.2
Income from operations	18,695	8,594	10,101	117.5	36,160	18,858	17,302	91.7
Interest and other expenses (income), net	104	(254)	358	140.9	(73)	(468)	395	84.4
Income before provision for income taxes	18,591	8,848	9,743	110.1	36,233	19,326	16,907	87.5
Provision for income taxes	2,183	429	1,754	408.9	4,254	1,133	3,121	275.5
Net income	$16,408	$8,419	$7,989	94.9%	$31,979	$18,193	$13,786	75.8%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and segment gross profit as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2022	2021	2022	2021
GovDeals:
GMV	$222,238	$146,058	$559,429	$364,601
Total revenue	$16,587	$14,658	$45,130	$36,448
Segment gross profit	$15,765	$13,965	$42,913	$34,544
Segment gross profit as a percentage of total revenue	95.0%	95.3%	95.1%	94.8%

RSCG:
GMV	$60,476	$61,231	$172,930	$171,557
Total revenue	$42,374	$44,095	$122,883	$118,083
Segment gross profit	$15,942	$17,755	$46,818	$48,315
Segment gross profit as a percentage of total revenue	37.6%	40.3%	38.1%	40.9%

CAG:
GMV	$42,292	$37,379	$129,674	$106,222
Total revenue	$7,796	$8,467	$27,996	$25,872
Segment gross profit	$6,271	$7,099	$21,076	$20,445
Segment gross profit as a percentage of total revenue	80.4%	83.8%	75.3%	79.0%

Machinio:
GMV	$—	$—	$—	$—
Total revenue	$3,109	$2,446	$8,839	$6,801
Segment gross profit	$2,956	$2,304	$8,379	$6,399
Segment gross profit as a percentage of total revenue	95.1%	94.2%	94.8%	94.1%

Consolidated:
GMV	$325,006	$244,668	$862,033	$642,380
Total revenue	$69,866	$69,666	$204,848	$187,204

Three Months Ended June 30, 2022, Compared to the Three Months Ended June 30, 2021

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 13.2%, or $1.9 million, due to a 52.2%, or $76.2 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate. In addition, increased recovery rates on assets sold were driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. However, this has been partially offset by lower volumes of used vehicles made available for sale, as new vehicle production disruptions impact government agency vehicle fleet retirement timelines. As GovDeals real estate sales increase through the integration with Bid4Assets, GovDeals revenue as a percent of GMV is expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. For that reason, revenue as a percentage of GMV decreased to 7.5% from 10.0% last year. As a result of the increase in revenues, segment gross profit increased 12.9%, or $1.8 million. Segment gross profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment decreased 3.9%, or $1.7 million, due to a 1.2%, or $0.8 million, decrease in GMV as expanded diversification in client programs, sales channels, and its distribution network were offset by changes in retail consumer behavior, as some client returns management programs provided fewer higher value products than in the prior year. Segment gross profit decreased by 10.2%, or $1.8 million, due to that unfavorable change in the mix of inventory handled by the RSCG segment during the current quarter, causing segment gross profit as a percentage of total revenue to decrease by 2.7%.

CAG. Revenue from the CAG reportable segment decreased by 7.9%, or $0.7 million, primarily due to the impacts of the COVID-19 lockdowns in China, as GMV increases 13.1%, or $4.9 million were offset by an increase in sales conducted with partner organizations. As a result of the decrease in revenues, segment gross profit decreased 11.7%, or $0.8 million. Segment gross profit as a percentage of total revenues decreased 3.4% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Further, challenged global supply chains are experiencing heightened disruptions from the Russian invasion of Ukraine and its impacts on international trade and energy markets, and the recent COVID-19 lockdowns in regions of China, which could limit the volume of assets made available for sale in any quarterly period.

Machinio. Revenue from our Machinio reportable segment increased 27.1%, or $0.7 million, due to an increase in subscription activity through a greater number of subscribers and increased pricing. As a result of the increase in revenues, gross profit increased 28.3%, or $0.7 million. Segment gross profit as a percentage of total revenue increased 0.9% due to the growth in subscribers and pricing.

Consolidated Results

Total revenues - Total consolidated revenue increased $0.2 million, or 0.3%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold increased $0.4 million, or 1.4%, largely consistent with the change in total revenues.

Technology and operations expenses.  Technology and operations expenses increased $1.5 million, or 12.0%, as we are investing in technology and operations to continue our growth and diversification efforts, including RSCG's expansion of its distribution network and launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup.

Sales and marketing expenses.  Sales and marketing expenses increased $1.2 million, or 12.8%, as we are investing in our sales and marketing functions to continue our growth, including promotional efforts to expand our market share in key verticals, and to promote new business initiatives including our AllSurplus Deals consumer marketplace.

General and administrative expenses.  General and administrative expenses decreased $1.3 million, or 16.8%, primarily due to changes in expected attainment of certain variable compensation targets, and partially offset by increased corporate support costs to support the anticipated growth resulting from the investments in our technology, operations, sales and marketing functions.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 54.9%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs reflects an $11.5 million non-cash gain due to a reduction in the fair value of the Bid4Assets earn-out liability during the three months ended June 30, 2022. See Note 11 - Fair Value Measurement for further information.

Other operating expenses, net. Other operating expenses, net decreased $1.2 million due to the $1.1 million loss during the three months ended June 30, 2021, following the full satisfaction and discharge of JTC's indebtedness to the Company. Refer to the discussion in Note 2 - Summary of Significant Accounting Policies.

Interest and other expenses (income), net.  Interest and other expenses (income), net increased $0.4 million primarily due to the effect of changes in foreign exchange rates.

Provision for income taxes.  Provision for income taxes increased $1.8 million primarily due to the increase in our effective tax rate following the release of our valuation allowance on US deferred tax assets during the fiscal year ended September 30, 2021.

Nine Months Ended June 30, 2022, Compared to the Nine Months Ended June 30, 2021

GovDeals. Total revenues from our GovDeals reportable segment increased 23.8%, or $8.7 million, due to a 53.4%, or $194.8 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate. In addition, increased recovery rates on assets sold were driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. However, this has been partially offset by lower volumes of used vehicles made available for sale, as new vehicle production disruptions impact government agency vehicle fleet retirement timelines. As GovDeals real estate sales increase through the integration with Bid4Assets, GovDeals revenue as a percent of GMV is expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. For that reason, revenue as a percentage of GMV decreased to 8.1% from 10.0% last year. As a result of the increase in revenues, segment gross profit increased 24.2%, or $8.4 million. Segment gross profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased 4.1%, or $4.8 million, due to a 0.8%, or $1.4 million, increase in GMV as it continues to expanded diversification in client programs, sales channels, and its distribution network, as well as an increase in the mix of transactions conducted under the purchase model. Segment gross profit as a percentage of total revenue decreased by 3.1%, or $1.5 million, and was impacted by changes in retail consumer behavior, as some client returns management programs provided fewer higher value products than in the prior year. As a result, segment gross profit as a percentage of total revenue decreased by 2.8%.

CAG. Revenue from the CAG reportable segment increased by 8.2%, or $2.1 million, due to a 22.1%, or $23.5 million, increase in GMV driven by increasing opportunities to obtain and sell inventory under our purchase model, and strong consignment sales in the energy and heavy equipment categories. Revenues did not increase at the same rate as GMV due to increases in the mix of transactions conducted with partner organizations. As a result of the increase in revenues, segment gross profit increased 3.1%, or $0.6 million. Segment gross profit as a percentage of total revenue decreased 3.7% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Further, challenged global supply chains are experiencing heightened disruptions from the Russian invasion of Ukraine and its impacts on international trade and energy markets, and the recent COVID-19 lockdowns in regions of China, which could limit the volume of assets made available for sale in any quarterly period.

Machinio. Revenue from our Machinio reportable segment increased 30.0%, or $2.0 million, due to an increase in subscription activity through a greater number of subscribers and increased pricing. As a result of the increase in revenues, segment gross profit increased 30.9%, or $2.0 million. Segment gross profit as a percentage of total revenue increased 0.7% due to the growth in subscribers and pricing.

Consolidated Results

Total revenues - Total consolidated revenue increased $17.6 million, or 9.4%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization).  Cost of goods sold increased $8.2 million, or 10.5%, which changed at a higher rate than Revenue primarily due to an increase in principal transactions at our RSCG and CAG reportable segments.

Technology and operations expenses.  Technology and operations expenses increased $6.6 million, or 18.9%, as we are investing in technology and operations to continue our growth, including RSCG's expansion of its distribution network, and launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup.

Sales and marketing expenses.  Sales and marketing expenses increased $4.5 million, or 16.4%, as we are investing in our sales and marketing functions to continue our growth, including promotional efforts to expand our market share in key verticals, and to promote new business initiatives including our AllSurplus Deals consumer marketplace.

General and administrative expenses.  General and administrative expenses increased $0.1 million, or 0.4%, primarily due to increased corporate support costs to support the anticipated growth resulting from the investments in our technology, operations, sales and marketing functions, partially offset by changes in expected attainment of certain variable compensation targets.

Depreciation and amortization. Depreciation and amortization expense increased $2.3 million, or 43.8%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs reflects a $20.0 million non-cash gain due to a reduction in the fair value of the Bid4Assets earn-out liability during the nine months ended June 30, 2022. See Note 11 - Fair Value Measurement for further information.

Other operating expenses, net. Other operating expenses, net decreased $1.4 million primarily related to the $1.1 million loss during the nine months ended June 30, 2021, following the full satisfaction and discharge of JTC's indebtedness to the Company. Refer to the discussion in Note 2 - Summary of Significant Accounting Policies.

Interest and other expenses (income), net.  Interest and other expenses (income), net decreased $0.4 million primarily related to no further interest income associated with the JTC promissory note following the full satisfaction and discharge of JTC's indebtedness to the Company during the nine months ended June 30, 2021. Refer to the discussion in Note 2 - Summary of Significant Accounting Policies.

Provision for income taxes.  Provision for income taxes increased $3.1 million primarily due to the increase in our effective tax rate following the release of our valuation allowance on US deferred tax assets during the fiscal year ended September 30, 2021.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of June 30, 2022, we had $88.3 million in cash and cash equivalents, which we believe is sufficient to meet the Company’s anticipated cash needs one year from issuance of these financial statements.

The Company maintains a $25.0 million Credit Agreement due March 31, 2024 (Credit Agreement). The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three and nine months ended June 30, 2022, the Company did not make any draws under the Credit Agreement. As of June 30, 2022, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

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

The COVID-19 pandemic has caused the Company's GMV and revenues to fluctuate, and the Company initially implemented cost control measures to protect against the uncertainties created by the severe economic restrictions in its initial phases. From a cash flow perspective, the Company employed working capital management practices, primarily in the form of temporary extensions to vendor payment terms, and also experienced accumulation in its payables to sellers balance due to COVID-19 restrictions, which continue to be a factor in certain countries, causing some buyer delays in their ability to pick up purchased assets. The Company is prepared to reimplement these measures should it face conditions consistent with the initial phases of the COVID-19 pandemic.

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

During the three months ended March 31, 2021, the fair value of the earn-out liability was reduced by $8.5 million to $19.5 million, due to a decline in the auction events and transactions that are expected to be completed during the earn-out period ending December 31, 2022, which included extended timelines to advance legislation that allows for online auctions of foreclosed real estate in certain target markets, and other client specific delays in bringing foreclosed real estate to auction.

During the three months ended June 30, 2022, the fair value of the earn out liability was reduced by $11.5 million, due to further client specific delays in bringing foreclosed real estate to auction.

These changes resulted from events occurring subsequent to the November 1, 2021, acquisition date and therefore, were not known nor knowable at that time.

As of March 31, 2022, Bid4Assets achieved a trailing twelve-month EBITDA threshold resulting in a $3.5 million payment made by the Company during the three months ended June 30, 2022. As of June 30, 2022, Bid4Assets has not achieved any additional trailing twelve-month EBITDA thresholds.

We did not record a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries because we intend to indefinitely reinvest the earnings of these foreign subsidiaries outside the United States. The amount of such undistributed foreign earnings was $8.1 million as of June 30, 2022. As of June 30, 2022 and September 30, 2021, $21.1 million and $22.4 million, respectively, of Cash and cash equivalents was held outside of the U.S.

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

The Company had no remaining share repurchase authorization as of September 30, 2021. On December 6, 2021, the Company's Board of Directors authorized a new stock repurchase plan of up to $20.0 million of the Company's outstanding shares of common stock through December 31, 2023. The Company repurchased 1,159,066 shares for $20.0 million during the six months ended March 31, 2022.

On May 13, 2022, the Company's Board of Directors authorized a new stock repurchase plan of up to $12 million of our outstanding shares of common stock through June 30, 2024. The Company repurchased 408,211 shares for $5.4 million during the three months ended June 30, 2022. As of June 30, 2022, the Company may repurchase an additional $6.6 million of shares under this program.

Changes in Cash Flows: Nine Months Ended June 30, 2022 Compared to the Nine Months Ended June 30, 2021

Net cash provided by operating activities was $31.1 million and $54.3 million for the nine months ended June 30, 2022, and 2021, respectively. The $23.1 million decrease in cash provided by operating activities between periods was attributable to cash flows associated with accounts payable and payables to sellers which had a net decrease of $16.2 million due to reduced rates of change in the underlying transaction volumes during the current period. Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. As GovDeals real estate sales with settlement services increase through the integration with Bid4Assets, operating cash flow fluctuations from accounts payable and payables to sellers are expected to become more variable. The amount of cash received and settled will be substantially higher than our take rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. There have been no other significant changes to the working capital requirements for the Company.

Net cash (used in) provided by investing activities was $(17.4) million and $0.9 million for the nine months ended June 30, 2022, and June 30, 2021, respectively. The $18.3 million increase in cash used in investing activities was driven by an increase of $2.8 million in new property and equipment purchases from expansion of our distribution network, and $11.2 million in cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired. See Note 3 - Bid4Assets Acquisition for further information.

Net cash used in financing activities was $31.0 million and $19.4 million for the nine months ended June 30, 2022, and June 30, 2021, respectively. The $11.6 million increase in cash used in financing activities was primarily driven by a $9.3 million increase in share repurchases and an earn-out payment of $3.5 million made in connection with the Bid4Assets acquisition, offset by $1.6 million in lower taxes paid in connection with the net settlement of stock compensation awards.

Capital expenditures.  Our capital expenditures consist primarily of capitalized software, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the nine months ended June 30, 2022, and June 30, 2021, were $6.3 million and $3.5 million, respectively. This increase was primarily driven by enhancements to our platforms and marketplaces, as well as the expansion of our RSCG distribution network. As of June 30, 2022, we had no significant outstanding commitments for capital expenditures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. As of June 30, 2022, we do not have any debt, and we are not holding any short-term investments. Our cash and cash equivalents balance of $88.3 million is maintained within various interest bearing and earnings allowance checking accounts, as well as cash equivalent money market funds. Changes in interest rates on these checking accounts are not expected to have a significant impact to our consolidated results of operations. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss.

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

As of June 30, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2022, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended June 30, 2022 (in thousands, except share and per share amounts):

Period	Total Number of Shares Purchased[1]		Average Price Paid Per Share		Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
April 1, 2022 to April 30, 2022	—	0	$—	0	—	$—
May 1, 2022 to May 31, 2022	305,690		$13.30		305,690	$7,935
June 1, 2022 to June 30, 2022	102,521		$13.48		102,521	$6,553
Total	408,211				408,211

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended June 30, 2022, participants surrendered 0 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.

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

As of June 30, 2022, the Company had $6.6 million authorization to repurchase shares under the May 13, 2022 Stock Repurchase Plan.

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
101
The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)

August 4, 2022	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer

August 4, 2022	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer