Form 10-K
period 2022-09-30
LIQUIDITY SERVICES INC
filed 2022-12-08
CIK 1235468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Aggregate market value of the Common Stock held by non-affiliates computed by reference to the Nasdaq closing price on March 31, 2022, the last business day of the most recently completed second fiscal quarter, was $405.9 million.
The number of shares of Common Stock outstanding as of December 5, 2022 was 35,798,131.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant's Proxy Statement relating to its 2023 Annual Stockholders' Meeting, to be filed subsequently, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

INDEX

Unless the context requires otherwise, references in this report to "we," "us," "our", the "Company" and "Liquidity Services" refer to Liquidity Services, Inc. and its subsidiaries.

PART I
Item 1.    Business.
Overview
Liquidity Services, Inc. (Liquidity Services, the Company) is a leading global commerce company providing trusted marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by capturing and unleashing the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.
Our business strives to deliver value to shareholders by unleashing the intrinsic value of surplus through our marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in greater numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders. During the past three fiscal years, we have conducted over 2.2 million online transactions generating $2.7 billion in gross merchandise volume or GMV. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.
During the year ended September 30, 2022, the number of registered buyers grew from 4.0 million to 4.9 million, or 22%. We generated GMV of $1,145 million and revenue of $280.1 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges during the year ended September 30, 2022. Our GMV has grown at a compound annual growth rate of 12.5% since 2006.
Results from our operations are organized into four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG) and Machinio. See Note 16 - Segment Information for more information regarding our segments.
Liquidity Services was incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.
On November 1, 2021, we acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.
Industry Overview
While a well-established forward supply chain exists for the procurement of assets, many manufacturers, retailers, corporations and government agencies have recognized the growing need for strategic reverse supply chain solutions. For example, according to Allied Market Research (Reverse Logistics Market by Return Type: Global Opportunity and Industry Forecast 2021-2028 (July 2021)), the global reverse logistics market is expected to reach $958 billion by 2028, growing at a CAGR of 5.6% from 2021 to 2028.
The retail industry, as per an Appriss Retail and National Retail Federation Q4 2021 returns survey (Customer Returns in the Retail Industry 2021), estimates that approximately $761 billion of merchandise is returned on an annual basis, representing almost 17% of total sales. Liquidity Services estimates that at least $100 billion of these returns are moved through secondary markets, with the remaining volume returning to retailer shelves or being sold through discount retailers.
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
•Growth of e-commerce. According to Digital Commerce 360 (US Ecommerce Grows 10.8% in Q3 2022), over 20% of all retail purchases come from online orders. Furthermore, online purchases have a higher return rate at almost 21%, greater than that of 17% for total retail sales overall (CNBC: A more than $761 billion dilemma: Retailers’ returns jump as online sales grow (January 2022)). As e-commerce growth accelerates, the flow of assets in the retail reverse supply chain is likely to grow.
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
•Compliance with government regulations. An increasingly stringent regulatory environment necessitates verifiable recycling and remarketing of surplus assets that would otherwise be disposed of as waste.
•Changing budgetary trends in corporate and governmental entities. As corporate and governmental entities are increasingly pressured to enhance efficiencies while also using fewer resources, they are looking to the liquidation of surplus and salvage capital assets as a source of funds.

The management and remarketing of surplus assets traditionally has been an inefficient process. While many organizations spend considerable resources developing systems and channels supporting the flow of finished goods to their core customers as well as developing procurement processes for acquiring equipment and assets to support their operations, we believe that many have not historically invested resources in the reverse supply chain in the same way as the forward supply chain. Factors contributing to these inefficiencies in the reverse supply chain include the lack of:

•a centralized and global marketplace to sell bulk products as well as machinery and equipment in the reverse supply chain;
•awareness of effective methods and mechanisms for the disposal of surplus assets;
•experience in managing the reverse supply chain to seek optimal net returns and improve gross margins; and
•real time market data on surplus assets.
Traditional methods of surplus and salvage asset disposition include ad-hoc sales, negotiated direct sales, utilization of individual brokers or sales agents and live on-site auctions. We believe these solutions are generally highly fragmented, geographically dispersed and poorly integrated with supply chain operations. The manual, negotiated and geographically dispersed nature of traditional surplus resale methods results in a lack of pricing transparency for offered goods, multiple brokers/parties ultimately involved in the final disposition and a lower number of potential buyers and bids, which we believe typically leads to lower recovery for sellers.
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

We believe professional buyers of surplus and salvage assets will increasingly use these business to business (B2B) platforms to identify and source goods available for immediate online purchase.
Our Solutions
Our solutions include e-commerce marketplaces, self-directed auction listing tools, and value-added services. Our marketplaces and services provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 4.9 million buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, and self-directed service tools to efficiently manage our sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

Through our relationships with our sellers, we provide our buyers with convenient access to a substantial and continuous flow of surplus and salvage assets. Buyers can find products in over 600 categories in lot sizes ranging from full truckloads to pallets, packages and individual items. Our solution combines leading e-commerce marketplaces with integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers with a convenient method for sourcing surplus consumer goods and electronics, commercial capital assets, industrial equipment, energy equipment, biopharma assets and real estate. We continually look for new categories in which we can expand our presence. For any given asset, our buyers have access to a detailed product description, product manifest, digital images, relevant transaction history regarding the seller, and, where appropriate, the shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become an important source for surplus and salvage assets for many of our professional buyers and end-users.

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of September 30, 2022, we had 4.9 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of buyers. During the year ended September 30, 2022, we had approximately 3.1 million auction participants in our online auctions. During fiscal 2022, we grew our registered buyer base by 21.6% or 871,000. Of the increase, approximately 16% is attributable to the Bid4Assets register buyer base acquired during the three months ended December 31, 2021. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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
Integrated and comprehensive solution
Our marketplaces provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus and salvage assets. We offer marketplaces with full-service and self-directed solutions. Our self-directed solutions provide transaction settlement and marketing support while allowing sellers to undertake the work of photographing, cataloging, and building their auctions.

Our value-added services simplify the sales and supply chain processes for our sellers and improve the utility of our marketplaces for our buyers. For corporate and certain government sellers, we provide sales, marketing, logistics and seller support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and reverse supply chain for our sellers, reducing complexity while providing the ability to optimize the seller's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our distribution centers and we deliver the sale proceeds, less our portion of such proceeds and/or our commissions or fees, after the sale is completed. In response to feedback from our sellers, we have learned that our sellers prefer bespoke returns process management or return to vendor solutions tailored to their own systems, and accordingly, we have shifted focus from developing SaaS solutions to refining our own internal returns management processes that we use to serve our sellers.
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
Solutions that promote sustainability for improved corporate/government stewardship

Our e-commerce marketplace solutions power the circular economy and provide benefits to businesses, communities, and the environment. We achieve this through our safe and effective resale and redeployment of surplus assets; our reduction of waste; and by creating markets for items that might otherwise have been landfilled. Some of the world's largest forward-thinking corporations and government agencies have enhanced their stewardship of communities and the environment by utilizing our services and selling their surplus assets through our marketplaces.

Technology, data & analytics enhance our services and solutions for buyers and sellers

We continue to make strategic investments in our technology capabilities. Aligning the capabilities of our auction platforms with the Company’s unique, vertical-specific knowledge has enabled us to develop the AllSurplus marketplace. This platform provides an aggregated view of all assets available globally in our government and commercial sectors, and retail assets for select local markets. By coupling an intuitive, mobile-optimized design with site search and recommendations driven by machine learning, the platform is optimized to assist buyers in quickly finding the assets that meet their needs. Our sellers benefit from the unique nature of our unified platform by having their assets available, simultaneously, on multiple marketplaces while guaranteeing the integrity of the cross-site auction bidding. Placing the assets on multiple sites enables the marketing organization to directly target unique buyer segments that resonate with an asset’s unique audience niche.

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
Increase Volume
We intend to grow the volume of transacted surplus on our marketplaces with flexible service offerings and pricing models to meet the needs of existing and new sellers. We have expanded our self-directed service model to allow commercial sellers that do not require a full-service solution to leverage the power of our marketing and online marketplaces to drive buyer demand for their assets. This approach allows us to more completely penetrate the total addressable market by better meeting the needs of small and mid-sized organizations, equipment dealers, and organizations with lower volume needs. We also anticipate increasing volume by placing a greater focus on certain categories, including real estate, construction, and heavy equipment. We intend to grow our volume within the retail supply chain by leveraging the self-directed service model, continuing to expand our distribution network, and the launching of AllSurplus Deals in fiscal year 2020 as a new marketplace offering consumers deals for curbside pickup. We will continue to provide flexible pricing models that allow our sellers to use either a consignment or a Purchase-based model.

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

Expense Leverage

We intend to improve operating expense leverage by controlling costs and through technology innovation that increases productivity. We have simplified and streamlined our operations and consolidated business processes and systems, which has improved scalability. We have a unified marketing organization to improve our seller and buyer marketing productivity by increasing the number of sellers using our platform and by driving increased volumes of highly targeted buyers to our marketplaces.

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

•Our AllSurplus marketplace, launched in fiscal year 2020, leverages our 20 years of experience in the online surplus industry to create a centralized marketplace that connects our entire global buyer base with assets from across our network of marketplaces in a single destination. The AllSurplus platform will continually evolve as we enhance our marketplace technology and add new seller and buyer services.

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

Besides these leading business-to-business marketplaces, we recognize the need to reach end users for some assets our sellers have entrusted to us. We have developed the capability to sell products on our sellers' behalf directly to end-users and/or consumers using a range of existing marketplaces. During fiscal year 2020, AllSurplus Deals was born as an expansion of the core platform enabling a hyper-localized direct to consumer experience. AllSurplus Deals provides a convenient, local pickup solution connecting our retail supply directly to consumers in our target markets.

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
◦Marketing and promotion—we use a variety of both online and traditional marketing methods to promote our sellers' merchandise and generate interest in each asset.
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
Sales
Our sales personnel develop seller relationships, contract to provide our services and manage the business accounts on an on-going basis. Our sales team focuses on building long-term relationships with sellers that we believe will generate recurring transactions. They also leverage our years of experience and market data of completed transactions to identify which of our various services would be beneficial to each new or existing seller. Our sales team works with several auction partners globally for both purchase and consignment transaction model projects. In addition, we have a lead generation team which tracks relevant media around the world. The lead generation team uses several sources to research information relevant to our marketplaces, which sources include news aggregators, trade journals, industry specific web sites and business reports on a global basis.
We organize our sellers into two distinct groups: full-service sellers, and self-directed sellers. We base our approach on our experience in understanding and serving the unique needs of each type of seller:
•Full-service sellers.  These sellers require a customized approach, using a combination of our industry-focused sales team and our value-added services to create a comprehensive solution tailored to their needs.
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
•Sales Support.  Our marketing department employs a robust demand generation program, creates documentation and research to support our sales team in presenting our company to potential sellers, including sales brochures and white papers, and participates in selected trade shows.
All marketing activities are evaluated based on the level of auction participation in our marketplaces, the cost to acquire new participants, and the cost effectiveness of each action.

Technology and IT Infrastructure
As digital transformation accelerates globally, sellers are searching for partner solutions that enable them to move faster and generate maximum recovery with minimal investment. Buyers search for marketplaces that are efficient, trustworthy, secure, and always-on, regardless of device. Our marketplaces are web-enabled, and cloud backed, accessible from Internet-enabled devices using a standard web browser. Our technology systems enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for, and shipping surplus and salvage assets, retail overstocks and returns, and government owned real-estate. The technology and content behind our marketplaces and integrated value-added services were developed by us, providing us with flexibility and control over the marketplaces. This enables the ability to make enhancements quickly to better fit the specific needs of our buyers and sellers. Our infrastructure provides:
•efficient channels to sell online through a variety of pricing mechanisms (standard auction, sealed bid, make an offer, fixed price, and a combination of fixed price and auction);
•a scalable back office that enables buyers and sellers to efficiently manage transactions among remote business users by utilizing account management tools, including payment collection, invoicing management, shipping, and transaction settlement; and
•an input/output agnostic platform, including Application Programming Interface or other conduits that enable us to scale and integrate seamlessly with partners of all sizes, from single asset sellers to Fortune 500 enterprises and third-party service providers.
We have designed our websites and supporting infrastructure to be robust and to support new services and increased traffic. Our services leverage the scale and power of Amazon Web Services and Microsoft Azure Public Cloud platforms. Our applications are designed with resiliency and fault tolerance in mind. Our network connectivity offers high performance and scalability to accommodate increases in website traffic. Since January 1, 2003, we have experienced no financially material service interruptions on our e-commerce marketplaces.
Our applications support multiple layers of security, including password-protected logins, encryption technology to safeguard information transmitted in web sessions and firewalls to help prevent unauthorized access to our network and servers. We continue to invest in our security infrastructure to ensure it meets or exceeds industry standards for cybersecurity and employ dedicated resources to protect our systems.
Further, we devote substantial resources to the continuous improvement of our technology and IT infrastructure which allows us to deliver value rapidly to our buyers, sellers, and internal employees. In fiscal year 2022, we continued to expand the capabilities of our flagship e-commerce platform, AllSurplus, enabling multiple user experience and back-office improvements. Customers now receive onsite alerts to notify them of event and invoice activity. These will provide a visual reminder of required actions to complete their auction purchase. We have also automated the invoice generation process, reducing the time between when an auction is concluded, and the buyer is prompted to pay. Additional product categories were added to the marketplaces' taxonomy to accommodate an ever-expanding field of assets.
For our existing marketplaces and services, we continue to deploy new capabilities to improve the customer experience, including a new unified header navigation that spans all marketplace properties. This new navigation element enables our customers to quickly switch between sites, aiding in the viewing of our comprehensive range of assets, and thereby maximizing the traffic benefits of our customer acquisition marketing.
Our core back-office infrastructure is flexible by design. Following the onset of the COVID-19 pandemic, we shifted to a remote work model. The cloud-based, flexible infrastructure has enabled our operations to continue, uninterrupted, in a variety of working models, including fully remote, on-site, and hybrid. This flexibility affords us the ability to recruit and retain outstanding talent and to service our customers’ needs regardless of location.
Our customers are increasingly looking to our solutions to facilitate robust recovery for their assets, regardless of industry or location. We continue to develop intelligent solutions for our customers that facilitate rapid and secure transactions between buyer and seller, whether they are in the same town or across the globe. Our goal is to lead the industry in several distinct areas over the long term, which we expect will translate to sustained growth. We are investing significant resources in:
•Our marketplace user experiences
•Our seller tools - optimizing the interface for key industry verticals
•Expanding our use of and Machine Learning to drive asset search and recommendations
Our future growth depends on our continued ability to execute against these priorities.

Operations
Supporting large organizations that have a recurring need to sell surplus and salvage assets requires systematic processes to enhance the financial value and convenience received by our sellers. We believe we have integrated the required operational processes into our solution to efficiently and to effectively support our buyers and sellers. Our operations group comprises three functions as follows:
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
Our Vendor Contracts with Amazon.com, Inc.
Our RSCG segment has multiple vendor contracts with Amazon.com, Inc., under which we acquire commercial merchandise to sell under the purchase model. The commercial merchandise we purchased under these contracts represented 55%, 61% and 55% of consolidated cost of goods sold for the years ended September 30, 2022, 2021 and 2020, respectively.

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

Human Capital Management

In order to achieve our goal to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet, it is crucial that we attract, develop and retain employees who deliver outstanding performance. To do so, we strive to make Liquidity Services a rewarding place to work and an environment where we promote diversity, equity, and inclusion. As of September 30, 2022, we had 735 employees worldwide, of which 91% were located in North America, 6% in the EMEA region, and 3% in the Asia-Pacific region. We also utilize temporary workers to augment staffing during peak business cycles and to fill certain open positions on a temporary basis.
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
Health and Well-Being
We value the health and well-being of our employees and provide generous benefit options to our employees and their families. Our plans are designed to enhance employee wellness by focusing on health, financial security, life, and learning. Our health benefits include multiple medical plans, dental and vision coverage, and paid parental leave. In the US, we pay a significant portion of the benefit premiums related to our health benefits. Employees are offered certain benefits at no charge to them or their families, e.g., Life and AD&D insurance, short- and long-term disability insurance, and Health Savings Account contributions. The financial security benefits program includes a 401(k) plan with discretionary employer match and access to health savings accounts and health and dependent care flexible spending accounts. We provide a range of insurance products and employee assistance programs. Internationally, we also offer a variety of benefit plans customized to reflect local conditions. Our learning and development programs include tuition support for employees and a global training and development program that focuses on leadership development, as well as training in various topics including diversity, anti-harassment, ethics, and regulatory compliance.
Culture and Community
The Company's culture is rooted in our core values and aligned to the Company’s strategic framework. Our culture expresses our expansive vision and fervor for community and collaboration and is honed by the following core values:
•Integrity. Our partners and colleagues know they can trust us to always keep our promises, be transparent, and adhere to the highest ethical standards.
•Customer Focus. Buyer and seller satisfaction are key to our continued success. We seek to exceed our customers’ expectations every day.

•Continuous Improvement. We embrace change and are motivated to constantly improve our individual and collective performance.
•Innovation. We continually seek out, develop, and implement new ideas to enhance our position as industry leader.
•Mutual Trust and Accountability. Our collaborative environment values open communication, mutual respect, teamwork, and acknowledging our successes and failures.
•Shared Success. Everyone in our organization acts as leaders with a shared sense of pride in our accomplishments.
•Doing Well and Doing Good. By continuing to positively impact our clients and the environment, we make Liquidity Services a rewarding place to work. We make a difference by our words and actions in our company, our community, and our world.
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
Flexible Workspace
The COVID-19 pandemic has changed the way we work. Roles that were able to work remotely continued to do so throughout 2022. We are committed to allowing flexibility in our workplace to promote high performance, retention, diversity, equity, and inclusion while also continuing to meet customer and business needs.
Sustainability Efforts
At our core, Liquidity Services strives to benefit businesses, communities, and the environment through our marketplaces which enable the continued use of surplus and salvage assets that may otherwise wind up in landfills. These efforts extend to our employees as well, where our remote work structure for applicable employees has enabled lower expended energy and emissions from both transportation-related activities and operations across our real estate portfolio.
Available Information
Our proxy statement, annual, quarterly, and current reports, as well as amendments to those reports and other information, are provided free of charge on our website at www.investors.liquidityservices.com, as soon as reasonably practicable after we electronically file these materials with or furnish them to, the Securities and Exchange Commission (the SEC). We use our website as a channel of distribution for material Company information. We post important information, including news releases, analyst presentations, investor presentations, and financial information regarding the Company at www.liquidityservices.com and www.investors.liquidityservices.com.
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

Use of Market and Industry Data
Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations about our industry, market position, market opportunity and market size, is based on data from various sources including internal data and estimates as well as third party sources widely available to the public such as independent industry publications, government publications, reports by market research firms or other published independent sources and on our assumptions based on that data and other similar sources. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market, industry and other information included in this Annual Report on Form 10-K to be the most recently available and to be generally reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available. The information in any such publication, report, survey or article is not incorporated by reference in this Annual Report on Form 10-K.

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

Business and Operating Risks

The success of our business depends on our ability to source a sufficient supply of assets from sellers to attract and retain active professional buyers, who in turn attract more sellers.

Our ability to increase our revenue and earn profits depends on whether we can successfully retain existing sellers, attract new sellers, expand the supply of assets available for sale on our e-commerce marketplaces and, at the same time, attract and retain active professional buyers to purchase the assets in the categories we sell. Our ability to attract enough quantities of suitable assets and buyers with suitable interests in those assets will depend on various factors, some of which are out of our control. These factors include our ability to: offer sellers liquid marketplaces for their assets; offer buyers desirable assets; develop and implement effective seller and buyer marketing strategies; comply with regulatory and corporate seller requirements affecting marketing and disposition of certain assets; efficiently catalogue, handle, store, ship, and track delivery of assets; and achieve high levels of seller and buyer satisfaction.

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

The information technology and digital marketing improvements that are core to our strategy place a significant strain on our management, operational, financial and other resources.

We continue to decommission non-scalable legacy IT platform technology with modular technology including key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire company. Our AllSurplus marketplace launched during fiscal year 2020 and has continued to receive regular capability updates as we leverage customer feedback and data analytics to optimize the user experience. Our AllSurplus marketplace is designed to provide our buyers with access to all the property available in our CAG and GovDeals marketplaces, provides a common account experience for sellers and simplifies our operations. We expanded our AllSurplus marketplace to include an online, direct-to-consumer channel for returned and overstock inventory from retailers and manufacturers. This expansion of our AllSurplus marketplace capabilities places significant strain on our management, personnel, operations, systems, technical performance and financial resources and internal financial control and reporting function. Iterative information technology and digital marketing improvements require management time and resources to educate employees, redesign internal processes and implement new ways of conducting business with our sellers and buyers. If we do not effectively manage improvements to our marketplaces, including digital marketing and data driven improvements or the timing, costs, and adoption by sellers and buyers, it could negatively affect our business and our operating results, as well as damage our reputation and our prospects. In addition, the dedication of resources to sustain and enhance our existing sites constrains the ability to undertake transformation initiatives focused on growth opportunities. The continuous improvement of our new aggregated marketplace initiative limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our internal systems.

We have vendor contracts with Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our purchased inventory, and if our relationship with Amazon is disrupted, there could be a material adverse effect on our revenues and operating results.

We have multiple vendor contracts with Amazon.com, Inc., under which we acquire and then resell assets. The property we purchased under these contracts represented 55%, 61%, and 55% of cost of goods sold for the years ended September 30, 2022, 2021, and 2020, respectively. If Amazon stopped selling inventory to us on acceptable terms or adversely changed the mix and quantity of the inventory that they make available to us for purchase, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, which could have a material adverse effect on our revenues and operating results.

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
We must also attract, train and retain a large and growing number of qualified employees in our RSCG warehouses while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition and results of operations.

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

During the course of the COVID-19 pandemic, several of our competitors were driven to upgrade aspects of their core information and marketing technology stacks. This heightened focus on e-commerce has increased the competition we face. If this competition continues to intensify, it may become progressively more difficult to attract enough buyers and sellers to our marketplaces to sustain growth without significant increases in resources.

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

Our inability to use software licensed from third parties or our use of open-source software under license terms that interfere with our proprietary rights could disrupt our business.

We use software licensed from third parties, including some open-source software that we use without charge. We use, among others, the following licensed or open-source software: Akamai, Algonomy, Amazon Web Services, Google, Heroku, HubSpot, Jenkins, LeaseQuery, Liferay, Microsoft, MuleSoft, MySQL, Oracle and Red Hat Enterprise Linux Software, and we may use additional open-source software. Licenses to third-party software may not continue to be available on terms that are acceptable to us, or at all.

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

Additionally, our marketing technology relies heavily on our ability to track our promotional campaign performance across marketing channels (i.e., email, search engines, social media and third-party banner ads). If industry leading software browsers, such as Google Chrome, Microsoft Edge, or Apple Safari, disable user analytics tracking or other similar capabilities, our ability to track our promotional campaign performance could be affected, which could in turn prevent us from fully optimizing the marketing spend associated with our promotional campaigns. Like many other e-commerce marketplaces, Apple’s recent upgrades to provide greater transparency as to Identifier for Advertisers (IDFA) has, with respect to some categories of assets, made it harder and more expensive for us to target customers with the interest in purchasing those categories of assets.

We are required to maintain the privacy and security of personal and business information amidst multiplying threat landscapes and in compliance with privacy and data protection regulations globally. Failure to do so could damage our business, including our reputation with sellers, buyers and employees, cause us to incur substantial additional costs, and make us subject to litigation and regulatory action.

Increased security threats and more sophisticated cyber misconduct pose a risk to our e-commerce marketplaces, information technology systems, networks, and services. We rely upon IT systems and networks, some of which are managed by third parties, in connection with virtually all of our business activities. Additionally, we collect, store and process information relating to our business, sellers, buyers and employees. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Losing confidential seller or buyer information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our users’ confidential information, we may lose the ability to retain existing, and attract new, sellers and buyers, and therefore our revenue could decline. Increased remote work due to the COVID-19 pandemic has also increased the possible attack surfaces. Threats designed to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have emerged as particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency for the Company. While we train our employees as part of our security efforts, that training cannot be completely effective. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. It is possible that our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host confidential information, could have vulnerabilities, which could go unnoticed for a period of time. While our cybersecurity and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information or other property. We currently expend, and we may be required to expend, significant additional capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our insurance coverage may be inadequate to compensate us for any related losses we incur.

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

Under our purchase transaction model, we purchase assets and assume the risk that the assets may sell for less than we paid for them. We assume general and physical inventory and credit risk with respect to these assets. These risks are especially significant because some of the goods we purchase and resell on our websites are impacted by rapid technological change, obsolescence and price erosion, and because we sometimes make large purchases of particular types of inventory or industrial equipment when manufacturing facilities or campuses close. In addition, we do not typically receive warranties on the assets we purchase and, as a result, we must resell or dispose of any returned goods on an as-is basis, which limits the types of buyers willing to purchase our assets. To manage our inventory successfully, we must maintain enough buyer demand to sell assets for a reasonable financial return. We may overpay for the acquired assets if we miscalculate buyer demand or if the acquired assets are not as desirable as we predicted. If assets are not attractive to our buyer base, we may have to take significant losses resulting from lower sale prices, which could reduce our revenue and margins.

Occasionally, in our CAG marketplace, we make very significant inventory acquisitions, such as the purchase of semi-conductor and oil and gas equipment and biopharma and metal-working machinery, for later resale on our energy and industrial marketplaces. We plan to continue to opportunistically make such acquisitions. The risks described above are heightened in these acquisitions due to their size and, at times, the limited market for the assets we acquire. Obtaining financing to fund such acquisitions will increase our costs, which will decrease any profits we receive from the sale of the acquired assets.

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
•sales of our common stock, including sales of our common stock by our directors and officers or specific stockholders; and
•general global economic and/or political conditions and slow or negative growth of related markets.

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

We experience seasonality in each portion of our business at various times during the year. As a result, we expect a disproportionate amount of transactions on our marketplaces to occur at certain times during the year. If we cannot effectively manage increased demand, or the increased flow of goods we typically experience during these times, it could adversely affect our revenue and our future growth. If too many buyers and sellers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from providing efficient service, which may reduce our financial and operational results and the attractiveness of our value-added services. In addition, we may not adequately staff our distribution centers during these peak periods. If we cannot staff warehouses adequately, we may not be able to process assets quickly enough which, in turn, could mean dissatisfaction of sellers or increased third party storage costs and reduced profitability.

If we fail to identify, finance and integrate acquisitions, our future operating results may be materially adversely affected.

We have expanded our business in part through acquisitions such as the acquisition of Bid4Assets, Inc in November 2021. We may continue to do so. The success of any future growth strategy involving acquisitions will depend on our ability to identify, and the availability of, suitable acquisition candidates. We may incur costs in connection with a potential acquisition but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including our ability to successfully integrate the acquired businesses and operations with our other businesses and realize the anticipated benefits of the acquisitions. If we cannot achieve these objectives in a cost-effective and timely manner, we may not realize the anticipated benefits of the acquisition or it may take us longer to realize the benefits of the acquisition than we expect. Acquired operations outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

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

We may need additional funds to finance our operations, as well as to enhance our services, acquire inventory for our businesses, fund initiatives, respond to competitive pressures, acquire complementary businesses or technologies or otherwise support our growth. We may also require additional funds if vendors and other third parties from whom we purchase inventory, other goods or services extend less favorable credit terms to us. Our business may not generate the cash needed to finance such requirements. Although we do have an existing credit facility with Wells Fargo Bank, National Association from which we may draw funds, there may be situations in which we seek funding through other sources. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences or privileges senior to those of our common stock. The general economic and capital market conditions in the United States and other parts of the world can deteriorate significantly, limiting access to capital and increasing the cost of capital. A large degree of economic uncertainty remains both domestically and abroad, which can adversely affect access to capital, and the cost of capital. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund strategic initiatives, respond to competitive pressures, take advantage of business opportunities or grow our business would be limited, and we might need to restrict our operations and initiatives.

Global economic conditions, including those from macro-trends, global events and the COVID-19 pandemic, may harm our business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns and global health crises or pandemics may harm us, including due to disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, outbreaks of COVID-19 and the resulting impact on business continuity and travel, supply chain disruptions, inflation and overall uncertainty with respect to the economy, including with respect to tariff and trade issues.

For example, inflation rates, particularly in the United States, have increased recently to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs). In addition, the Federal Reserve has raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Additionally, financial markets around the world experienced volatility following the invasion of Ukraine by Russia in February 2022, a conflict which continues to contribute to uncertainty and financial market volatility. In response to the invasion, the United States, the United Kingdom and the European Union, along with others, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals and may implement additional sanctions or take further punitive actions in the future. The full economic and social impact of the sanctions imposed on Russia (as well as possible future punitive measures that may be implemented), as well as the counter measures imposed by Russia, in addition to the ongoing military conflict between Ukraine and Russia, which could conceivably expand into the surrounding region, remains uncertain; however, both the conflict and related sanctions have resulted and could continue to result in disruptions to trade, commerce, pricing stability and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into global markets. Our business and results of operations may be adversely affected by the ongoing conflict between Ukraine and Russia, particularly to the extent it escalates to involve additional countries, further economic sanctions or wider military conflict. If global economic conditions remain uncertain or deteriorate further, including as a result of the Russia-Ukraine conflict, COVID-19 or other disruptions, we could see a reduction in the ability of international buyers and sellers to conduct business due to travel restrictions impacting the ability of: sellers and their agents to travel to prepare assets for sale; buyers travelling to inspect assets; sellers and buyers completing international transactions requiring assets to cross export and import border control points; and the overall willingness of sellers and buyers to decommission capital assets and engage in cross-border transactions. These potential scenarios could have a material advise effect on our business. Separately, any factors that reduce cross border trade or make such trade more difficult could harm our business. Increasing costs, such as increasing tariffs and trade wars between nations, may make international trade less profitable and adversely affect our global business.

Decreases in the supply of, demand for, or market values of surplus and salvage assets, could harm our business.

Our revenues could decrease if there was significant erosion in the supply of, demand for, or market values of surplus and salvage assets, which could adversely affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of, and demand for, surplus and salvage assets, and the circumstances that cause market values to fluctuate - including, among other things, economic uncertainty, global geopolitical climate, disruptions to credit and financial markets, lower commodity prices, and our buyers’ restricted access to capital - are beyond our control. Recent economic conditions have caused fluctuations in the supply, mix and market values of surplus and salvage assets available for sale, which has a direct impact on our revenues. In addition, price competition and the availability of surplus and salvage assets directly affect the supply of, demand for, and market value of such assets. For example, when the demand for used vehicles increases, the prices are also likely to increase, making it more costly for potential buyers to find suitable replacements for their existing vehicles. As a result, potential buyers may retain their existing vehicles for longer periods of time, further decreasing supply. These factors could impact the overall profitability of used vehicle sales on our marketplaces because although used vehicles are selling for higher prices, fewer vehicles are being sold. Climate change initiatives, including significant changes to engine emission standards applicable to certain types of assets, may also adversely affect the supply of, demand for and the market values of such assets.

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

Many states and other jurisdictions have regulations governing the conduct of traditional "auctions," the liability of traditional "auctioneers" in conducting auctions and handling property by "secondhand dealers", which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items or restrict certain listing formats in some locations, any of which may adversely affect our financial condition or operating results.

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

We sell assets, such as scientific instruments, information technology equipment and aircraft parts, that are subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control Regulations. These restrictions prohibit us from selling property to (1) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (2) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes.

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

Some assets we sell through our e-commerce marketplaces may expose us to product liability claims relating to personal injury, death, or environmental or property damage, and may be the subject of product recalls or other actions. Our exposure to product liability claims may be increased if, for example, the manufacturers of the relevant assets do not have enough protection from such claims. Defense of any such actions could be costly and involve significant time and attention of our management and commitment of other resources, may cause us to incur monetary liabilities or penalties, and may require us to change our business in ways adverse to us. We cannot be certain that our insurance coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on commercially reasonable terms, or at all. In addition, some of our agreements with our vendors and sellers do not indemnify us against product liability.

Unfavorable findings resulting from audit or investigation could subject us to a variety of penalties and sanctions, could negatively impact our future operating results and could force us to adjust previously reported operating results.

Many of our sellers, including large commercial corporations and governmental entities, have the right to audit our performance under our contracts. Any adverse findings from audits or reviews of our performance could result in a significant adjustment to our previously reported operating results. The results of an audit could significantly limit the volume and type of assets made available to us, resulting in lower revenue and profitability. If such an audit uncovers improper or illegal activities, we could be subject to civil and criminal penalties, administrative sanctions and could suffer serious harm to our reputation. Government and law enforcement agencies may also investigate our activities under contracts with commercial businesses and governmental entities. If such an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with government agencies. If, as the result of a government audit or investigation, or for any other reason, we are suspended or debarred from contracting with governments generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if any government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability could substantially decrease.

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

Some provisions of our charter, bylaws and Delaware law inhibit potential acquisition bids.

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

Third parties may assert that we have infringed their intellectual property rights in technology or otherwise based on our internally developed systems or use of licensed third-party technology to operate our online auction platform and related websites. Third parties also could assert intellectual property infringement claims against the parties from whom we license technology. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel and/or delays in completion of sales. Furthermore, the outcome of a dispute may require us to change technology, develop non-infringing technology or enter into royalty or licensing agreements. A switch to different technology could interrupt our business. Internal development of a non-infringing technology may be expensive and time-consuming, if we are able to successfully develop such technology at all. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. Incurrence of any of these costs could negatively impact our operating results.

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

Our accounting policies are fundamental to determining and understanding our financial results and condition. Some require our management to use estimates and make subjective and complex judgments about matters that are uncertain. Factors may arise over time that lead us to change our estimates and judgments. Sometimes, our management must use judgment to select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may cause us to report materially different results than would have been reported under a different alternative. Any changes in accounting policies or methods could reduce our net income, which reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline.

Damage to our reputation could harm our business.

Our positive reputation is based on our core values of integrity, customer focus, continuous improvement, innovation, mutual trust and accountability, shared success and doing well and doing good. Our ability to attract and retain highly skilled employees, clients and buyers, and to successfully do business would be harmed if our reputation was damaged. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, security breaches, compliance failures, litigation or regulatory outcomes or governmental investigations. Our reputation could also be harmed by the failure or perceived failure of an affiliate, joint-venture, or a vendor or other third party with which we do business, to comply with laws or regulations. In addition, our reputation or prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the internet, and this risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels. Should any of these or other events or factors that can undermine our reputation occur, the additional costs and expenses that we may need to incur to address the issues giving rise to the damage to our reputation may adversely affect our earnings and results of operations. Any damage to our reputation could impair our ability to retain existing or attract new customers, investors and employees.

We carry a significant amount of goodwill on our balance sheet.

As of September 30, 2022, we had goodwill of $88.9 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges. We have recorded goodwill impairment charges in the past, and such charges materially affected our historical results of operations. For additional information, see Note 7 - Goodwill, to the accompanying consolidated financial statements.

Item 1B.    Unresolved Staff Comments.
None.
Item 2.    Properties.
We lease the following properties as of September 30, 2022:

Purpose	Location	Segment	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, Maryland, USA	Corporate & Other	7,774	April 30, 2023
Warehouse	Atlanta, Georgia, USA	GovDeals	47,636	May 31, 2024
Warehouse	Brampton, Canada	RSCG	53,621	August 31, 2025
Warehouse	E. Brunswick, NJ, USA	CAG	4,800	December 31, 2025
Warehouse	Garland, Texas, USA	RSCG	127,144	January 31, 2026
Warehouse	Hebron, Kentucky, USA	RSCG	101,614	July 31, 2025
Warehouse	Kenilworth, NJ, USA	CAG	10,507	December 31, 2022
Warehouse	Las Vegas, Nevada, USA	RSCG	32,000	November 30, 2022
Warehouse	Lithia Springs, Georgia, USA	GovDeals	13,000	December 31, 2022
Warehouse	North Las Vegas, Nevada, USA	RSCG	102,400	June 30, 2026
Warehouse	Phoenix, Arizona, USA	RSCG	84,690	January 31, 2027
Warehouse	Pittston, Pennsylvania, USA	RSCG	108,536	January 7, 2027
Warehouse	Plainfield, Indiana, USA	RSCG	187,704	April 30, 2024
Administrative	Montgomery, Alabama, USA	GovDeals	19,762	December 31, 2023
Administrative	Plano, Texas USA	Corporate & Other	2,280	November 30, 2025
In addition, we lease various administrative spaces in North America totaling 7,864 square feet and in Asia, 3,747 square feet. We also own a 420,000 square foot warehouse located in North Wilkesboro, North Carolina, USA.
Item 3.    Legal Proceedings.
From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 15 - Legal Proceedings, of the accompanying Notes to the Consolidated Financial Statements.
Item 4.    Mine Safety Disclosures.
Not applicable.
PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information

Our common stock has been traded on Nasdaq Stock Market under the symbol LQDT since February 23, 2006.
Holders
As of November 15, 2022, there were approximately 10,748 beneficial holders of our common stock and 26 holders of record of our common stock.

Dividends
We have not paid any cash dividends on our common stock, and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our Board of Directors after consideration of our financial condition, operating results, current and anticipated cash needs and other relevant factors.
Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Liquidity Services, Inc, the Russell 2000 Index, the S&P Smallcap 600 Index, Peer Group of Business Services Companies

400
300
200
100
0
9/30/2017
9/30/2018
9/30/2019
9/30/2020
9/30/2021
9/30/2022
Liquidity Services, Inc
Russell 2000
S&P Smallcap 600
Peer Group

_______________________________________________________________________________
*$100 invested on 9/30/17 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved. Copyright© 2022 Russell Investment Group. All rights reserved.

Issuer Purchases of Equity Securities
The following table presents information about our repurchases of common stock that were made during the three months ended September 30, 2022 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 to July 31, 2022	—	$—	—	$6.6
August 1 to August 31, 2022	19,161	19.76	—	6.6
September 1 to September 30, 2022	—	—	—	6.6
Total	19,161		—
(1)Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended September 30, 2022, participants surrendered 19,161 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.
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
On May 13, 2022, our Board of Directors authorized a new stock repurchase plan of up to $12 million of our outstanding shares of common stock through June 30, 2024 (the May 2022 Repurchase Plan). As of September 30, 2022, the Company had $6.6 million of remaining authorization to repurchase shares under the May 2022 Stock Repurchase Plan. On December 6, 2022, the Company's Board of Directors authorized the repurchase of up to an additional $8.4 million of the Company's outstanding shares of common stock through December 31, 2024.

Item 6.    [Reserved]
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with our consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could vary materially from those indicated, implied, or suggested by these forward-looking statements as a result of many factors, including those discussed under "Risk Factors" and elsewhere in this Annual Report on Form 10-K.
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
Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers continue to attract one another in ever-increasing numbers. The result is a continuous flow of goods that becomes increasingly valuable as more participants join the platform, thereby creating positive network effects that benefit sellers, buyers, and shareholders. During the past three fiscal years, we have conducted over 2.2 million online transactions generating $2.7 billion in gross merchandise volume or GMV. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.

During the year ended September 30, 2022, the number of registered buyers grew from 4.0 million to 4.9 million. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers. We generated GMV of $1,145.4 million and revenue of $280.1 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges. Our GMV has grown at a compound annual growth rate of 12.5% since 2006.
Results from our operations are organized into four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. See Note 16 - Segment Information to the consolidated financial statements for more information regarding our segments.
On November 1, 2021, we acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. The results of Bid4Assets' operations are included within our GovDeals reportable segment. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.
Macroeconomic Conditions
COVID-19 Pandemic. The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. Since May 2020, we have seen subsequent increases in GMV and revenues as businesses and governments re-opened from government ordered closures which, combined with cost control measures, generated positive net income since the third quarter of fiscal 2020. However, COVID-19 and its variants continue to impact the global economy, supply chains, and the ability to conduct commerce due to ongoing travel restrictions in various countries, and lockdowns reintroduced within regions of China. Additionally, the COVID-19 pandemic in combination with various macroeconomic factors, has impacted the supply chain of new vehicles, and construction and heavy equipment production, which in turn negatively affected the supply of used vehicles and construction and heavy equipment being sold in North America.
At this time, the likelihood, magnitude and timing of business developments across our reportable segments are difficult to predict given the current economic uncertainty, unknown duration and overall impact of the global pandemic. As a result, prior trends in the Company's results of operations may not be applicable throughout the duration of the COVID-19 pandemic. Throughout the COVID-19 pandemic, the Company has actively monitored its liquidity position and working capital needs. The Company believes that its liquidity position and working capital are more than sufficient to meet its projected needs.
Effects of Inflation. Rising inflation in both the U.S. and internationally has weighed on the global economy, increasing prices for energy, shipping, and labor, among other areas of the macroeconomic environment. These events have caused a rise in borrowing costs as well, partly driven by actions taken by central banks to curb rising inflation. Currently, the Company is unable to predict the likelihood, magnitude and timing of inflationary risk to our business, if any. However, the Company does not believe inflation has had a material effect on our operating expenses. As a marketplace operator, the GMV, revenues and costs of revenues that result from our primarily auction-based sales may be influenced by macroeconomic factors, including but not limited to inflation, whose impacts may vary across each of our individual asset classes.
Russia-Ukraine Conflict. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing. In response to the invasion, numerous countries, including the United States, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals. The conflict has further heightened global supply chain disruptions and impacted the international trade and energy markets. For the year ended September 30, 2022, the Company's total revenues directly associated with Russia and Ukraine were not material to our consolidated financial results. We will continue monitoring the events in Ukraine and any potential future impacts on our business.
See Part I, Item 1A, Risk Factors, for an additional discussion of risks related to global economic conditions including those discussed above.
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
•the increase in demand from sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events; and
•in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets.
Revenues
Substantially all of our revenue is earned through the following transaction models:
Purchase model.  Under our purchase transaction model, we recognize revenue within the Purchase revenues line item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for 54%, 57% and 62%, of our total revenue for the years ended September 30, 2022, 2021 and 2020, respectively. These amounts included sales of commercial merchandise sourced from multiple vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts represented 55%, 61% and 55%, of Cost of goods sold for the years ended September 30, 2022, 2021 and 2020, respectively. The merchandise sold under our purchase transaction model accounted for 14%, 16% and 21%, of our GMV for the years ended September 30, 2022, 2021 and 2020.
Consignment model—fee revenue.  Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces, and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized upon auction close or upon collection of auction proceeds, depending upon the settlement service level selected by the seller. Revenue under the consignment model is recorded within the Consignment and other fee revenues line item on the Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment model accounted for 38%, 36% and 32%, of our total revenue for the years ended September 30, 2022, 2021 and 2020, respectively, and 86%, 84% and 79%, of our GMV for the years ended September 30, 2022, 2021 and 2020, respectively.
Other — fee revenue. We also earn non-consignment fee revenue from Machinio's Advertising and System subscription services, as well as other services including returns management, refurbishment of assets, and asset valuation services. Non-consignment fee revenue is recorded within the Consignment and other fee revenues line item on the Consolidated Statements of Operations. Other fee revenues accounted for 8%, 7% and 6% of our Total revenues for the years ended September 30, 2022, 2021 and 2020, respectively.
Our Vendor Agreements
Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. The property we purchased under these contracts represented 55%, 61% and 55%, of cost of goods sold for the years ended September 30, 2022, 2021 and 2020, respectively. This contract is included within our RSCG segment. Our agreements with our other sellers are generally terminable at will by either party.

Key Business Metrics
Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources and our capacity to fund capital expenditures and expand our business. These key business metrics include:
Gross merchandise volume (GMV).  GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the year ended September 30, 2022, was $1.1 billion.
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
Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2022, 2021, and 2020, we had 4.9 million, 4.0 million, and 3.8 million, registered buyers, respectively. Of the increase, approximately 16% is attributable to the Bid4Assets registered buyer base acquired during the three months ended December 31, 2021. None of our buyers represented more than 10% of our revenue during the year ended September 30, 2022.
Total auction participants.  For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the years ended September 30, 2022, 2021, and 2020, 3.1 million, 2.3 million, and 1.9 million participants participated in auctions on our marketplaces, respectively.
Completed transactions.  Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the years ended September 30, 2022, 2021, and 2020, we completed 933,000, 703,000 and 553,000 transactions, respectively.
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
We consider the following accounting policies to be critical: revenue recognition, business combinations, valuation of goodwill and intangible assets, and income taxes. Refer to Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting policies.

We consider the following accounting estimates to be critical: valuation of goodwill and intangible assets (Notes 7 and 8, respectively), and income taxes (Note 10). Refer to these individually referenced notes and Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting estimates. The following discussion is a supplement to the disclosures referenced.

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

Earn-out liability. Shareholders of Bid4Assets are eligible to receive up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The earn-out consideration was preliminarily fair valued at approximately $28.0 million as of the acquisition date. As of September 30, 2022, $3.5 million in earn out payments have been made, and the remaining earn-out fair value has been measured to be $0 based upon the expected performance through the final earn-out period ending December 31, 2022. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, a high level of volatility of operating results given the nature of the business model and its economic environment create a wider range of potential outcomes over the earn-out period, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our preliminary purchase price allocation, goodwill arising from the acquisition was determined to be $30.1 million. See Note 3 - Bid4Assets Acquisition, for further information. As discussed in Note 13 – Fair Value Measurement, the fair value of the Bid4Assets earn-out liability declined by $24.5 million during the fiscal year ended September 30, 2022, due to timing changes, which were not known nor knowable as of the acquisition date, impacting the level of auction events and transactions that are expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of September 30, 2022. The Company will continue to monitor for changes that could impact the recoverability of its goodwill.
Components of Revenue and Expenses
Revenue.  Refer to the discussion in the Our revenue section above, and to Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for discussion of the Company's related accounting policies.
Cost of goods sold.  Refer to Note 2 - Summary of Significant Accounting Policies, to the Company's consolidated financial statements in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K for discussion of the Company's Costs of goods sold and related accounting policies.
Technology and operations. Technology expenses primarily consist of the cost of technical staff (including stock compensation), third party services, licenses, and infrastructure, all as required to develop, configure, deploy, maintain, and secure our marketplace platforms, business operational systems, and facilities. Technology expenses are net of the required capitalization of costs associated with enhancing our marketplace platforms and other software development activities. Depreciation and amortization of capitalized software development costs, purchased software, acquired developed software intangible assets, and computer hardware are included within Depreciation and amortization in the accompanying Consolidated Statements of Operations. Technology expenses are presented separately from Costs of goods sold (excluding depreciation and amortization) in the Consolidated Statements of Operations, as these expenses provide for the general availability of our marketplace platforms and other business operational systems and are not attributable to specific revenue generating transaction activity occurring on our marketplaces.

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

Operations expenses consist primarily of costs to operate our distribution centers, including shipping logistics, inventory management, refurbishment, and administrative functions; costs to enhance our online auctions listings and provide customer support; and costs associated with field support and preparation and transfer of goods from sellers to buyers. Operations expenses include both internal and external labor costs, as well as other third-party charges. These costs are expensed as incurred.

Sales and marketing.  Sales and marketing expenses include the cost of our sales and marketing personnel as well as the cost of marketing and promotional activities, including buyer and seller acquisition, as well as general brand marketing. These activities include online marketing campaigns such as paid search advertising, as well as offline marketing efforts, trade shows, and marketing analytics.

General and administrative.  General and administrative expenses include all corporate and administrative functions that support our operations and provide an infrastructure to facilitate our future growth. These expenses are generally more fixed in nature than our other operating expenses and do not significantly vary in response to the volume of merchandise sold through our marketplaces.

Depreciation and amortization.  Depreciation and amortization consist of depreciation of property and equipment, amortization of internally developed software, and amortization of intangible assets.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs consists of the change in fair value of earn-out consideration following a business combination.

Other operating expenses, net. Other operating expenses, net includes impairment of long-lived and other assets, impacts of lease terminations, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other income, net. Interest and other income, net consists of interest income on interest bearing checking accounts, money market funds, the prior promissory note issued to JTC, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes. During the years ended September 30, 2022, 2021 and 2020, the Company had an effective income tax rate of 15.4%, (84.7)% and (26.9)%, respectively, which included federal, state and foreign income taxes.

Results of Operations
The following table presents reportable segment GMV, revenue, segment gross profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and segment gross profit as a percentage of total revenue for the periods indicated ($ in thousands):

	Year Ended September 30,
	2022	2021	2020
GovDeals:
GMV	$720,323	$498,742	$325,993
Total revenue	59,352	49,579	32,806
Segment gross profit	56,408	47,030	30,721
Segment gross profit as a percentage of total revenue	95.0%	94.9%	93.6%

RSCG:
GMV	236,236	229,290	181,473
Total revenue	166,100	158,806	136,491
Segment gross profit	63,704	64,564	49,727
Segment gross profit as a percentage of total revenue	38.4%	40.7%	36.4%

CAG:
GMV	188,813	158,736	112,384
Total revenue	42,575	39,645	29,481
Segment gross profit	29,120	29,324	22,714
Segment gross profit as a percentage of total revenue	68.4%	74.0%	77.0%

Machinio:
GMV	—	—	—
Total revenue	12,083	9,559	7,213
Segment gross profit	11,471	8,992	6,813
Segment gross profit as a percentage of total revenue	94.9%	94.1%	94.4%

Corporate & Other, including elimination adjustments:
GMV	—	—	—
Total revenue	(60)	(57)	(51)
Segment gross profit	(60)	(57)	(51)
Segment gross profit as a percentage of total revenue	NM	NM	NM

Consolidated:
GMV	1,145,372	886,768	619,850
Total revenue	280,050	257,531	205,940
NM = not meaningful

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021
Segment Results
GovDeals. Total revenues from our GovDeals reportable segment increased 19.7%, or $9.8 million, due to a 44.4%, or $221.6 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate. In addition, increased recovery rates on assets sold were driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. However, this has been partially offset by lower volumes of used vehicles made available for sale, as new vehicle production disruptions impact government agency vehicle fleet retirement timelines. As GovDeals real estate sales increase through the integration with Bid4Assets, GovDeals revenue as a percent of GMV is expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. For that reason, revenue as a percentage of GMV decreased to 8.2% from 9.9% last year. As a result of the increase in revenues, segment gross profit increased 19.9%, or $9.4 million. Segment gross profit as a percentage of total revenue remained relatively consistent between the periods.
RSCG. Revenue from our RSCG reportable segment increased 4.6%, or $7.3 million due to a 3.0%, or $6.9 million, increase in GMV as it continues to diversify its client programs, sales channels, and its distribution network. Segment gross profit decreased by 1.3%, or $0.9 million, impacted by certain client returns management programs which provided fewer higher value products than in prior years, including for some of our low touch services. As a result, segment gross profit as a percentage of total revenue decreased by 2.3%.
CAG. Revenue from the CAG reportable segment increased by 7.4%, or $2.9 million due to a 18.9%, or $30.1 million, increase in GMV driven by increasing opportunities to obtain and sell inventory under our purchase model, and strong consignment sales in the energy and heavy equipment categories, partially offset by strong prior year consignment sales in the industrial category. Revenues did not increase at the same rate as GMV due to increases in the mix of transactions conducted with partner organizations. Segment gross profit decreased 0.7%, or $0.2 million. Segment gross profit as a percentage of total revenue decreased 5.6% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, including increased international purchase transaction activity, some of which had lower than average margins due to incremental costs from COVID-19 related delays in conducting cross-border transactions. Further, challenged global supply chains are experiencing heightened disruptions from the Russian invasion of Ukraine and its impacts on international trade and energy markets, COVID-19 and other disruptions, which could limit the volume of assets made available for sale in any period.
Machinio. Revenue from our Machinio reportable segment increased 26.4%, or $2.5 million, due to an increase in subscription activity through a greater number of subscribers and increased pricing. As a result of the increase in revenues, segment gross profit increased 27.6%, or $2.5 million.

Consolidated Results
The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2022	2021	$ Change	% Change
Purchase revenues	$151,271	$146,151	$5,120	3.5%
Consignment and other fee revenues	128,779	111,380	17,399	15.6%
Total revenues	280,050	257,531	22,519	8.7%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	119,407	107,678	11,729	10.9%
Technology and operations	55,522	47,673	7,849	16.5%
Sales and marketing	43,224	37,635	5,589	14.9%
General and administrative	28,282	28,938	(656)	(2.3)%
Depreciation and amortization	10,322	6,969	3,353	48.1%
Fair value adjustment of acquisition earn-outs	(24,500)	—	(24,500)	NM
Other operating expenses, net	388	1,470	(1,082)	(73.6)%
Total costs and expenses	232,645	230,363	2,282	1.0%
Income (loss) from operations	47,405	27,168	20,237	74.5%
Interest and other income, net	(248)	(411)	163	(39.7)%
Income (loss) before income taxes	47,653	27,579	20,074	72.8%
Provision (benefit) for income taxes	7,329	(23,370)	30,699	NM
Net income (loss)	$40,324	$50,949	$(10,625)	(20.9)%
NM = not meaningful

Total revenues. Total consolidated revenue increased $22.5 million, or 8.7%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.
Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $11.7 million, or 10.9%, which changed at a higher rate than Revenue primarily due to an increase in purchase transactions at CAG and RSCG, which also contained a more favorable mix of higher value returned products in the prior year.
Technology and operations expenses. Technology and operations expenses increased $7.8 million, or 16.5%, as we are increasing our technology and operations functions to continue our growth, including RSCG's expansion of its distribution network, and launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pickup.
Sales and marketing expenses. Sales and marketing expenses increased $5.6 million, or 14.9%, as we are increasing our sales and marketing functions to continue our growth, including promotional efforts to expand our market share in key verticals, and to promote new business initiatives including our AllSurplus Deals consumer marketplace.
General and administrative expenses.  General and administrative expenses decreased $0.7 million, or 2.3%, primarily due to changes in expected attainment of certain variable compensation targets, and partially offset by increased corporate support costs to support the anticipated growth resulting from the increases in our technology, operations, sales and marketing functions.
Depreciation and amortization. Depreciation and amortization expense increased $3.4 million, or 48.1%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.
Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs reflects a $24.5 million non-cash gain due to a reduction in the fair value of the Bid4Assets earn-out liability during the year ended September 30, 2022. See Note 13 - Fair Value Measurement for further information.
Interest and other income, net. Interest and other income, net increased $0.2 million, due to the effect of rising interest rates on our cash, cash equivalent and short-term investment holdings.

Provision (benefit) for income taxes.  Provision (benefit) for income taxes increased $30.7 million to an expense of $7.3 million from a benefit of $23.4 million due to the $27.9 million release of our valuation allowance on U.S. deferred tax assets during the fiscal year ended September 30, 2021, and $2.8 million of state and foreign income tax expense. The Company's effective tax was 15.4% for the twelve months ended September 30, 2022. The 2022 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent adjustments, the most significant of which was the exclusion of the $24.5 million non-cash gain from the fair-market value adjustment of the Bid4Assets acquisition earn-out liability.
Year Ended September 30, 2021 Compared to Year Ended September 30, 2020
Segment Results
GovDeals. Revenue from our GovDeals segment increased 51.1%, or $16.8 million, due to a 53.0%, or $172.7 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate, and an increase in recovery rates on assets sold, driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. The fiscal year ended September 30, 2020 also contained the negative impact of the economic restrictions put in place at the onset of the COVID-19 pandemic. As a result of the increase in revenues, segment gross profit increased 53.1%, or $16.3 million, and segment gross profit margin increased from 93.6% to 94.9%.
RSCG. Revenue from our RSCG segment increased 16.3%, or $22.3 million due to a 26.3%, or $47.8 million, increase in GMV driven by growing volumes within existing seller accounts and launching new programs with large and mid-sized and large retailers looking to capitalize on the secular growth in online retail. Revenues did not increase at the same rate as GMV due to an increase in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, segment gross profit increased 29.8%, or $14.8 million. Segment gross profit margin increased from 36.4% to 40.7% due to an increase in the mix of transactions conducted under the consignment model and improved recovery rates on assets sold.
CAG. Revenue from the CAG segment increased by 34.5%, or $10.2 million due to a 41.2%, or $46.4 million increase in GMV due to continued growth of our industrial and heavy equipment categories, increases in purchase transactions across the EMEA and Asia-Pacific regions, and increased use of the consignment model internationally. Revenues did not increase at the same rate as GMV due to increases in transactions using partner organizations and in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, segment gross profit increased 29.1%, or $6.6 million. Segment gross profit margin decreased from 77.0% to 74.0%.
Machinio. Revenue from our Machinio segment increased 32.5%, or $2.3 million, due to an increase in subscription activity. As a result of the increase in revenues, segment gross profit increased 32.0%, or $2.2 million.

Consolidated Results
The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2021	2020	$ Change	% Change
Purchase revenues	$146,151	$127,580	$18,571	14.6%
Consignment and other fee revenues	111,380	78,360	33,020	42.1
Total revenues	257,531	205,940	51,591	25.1
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	107,678	96,016	11,662	12.1
Technology and operations	47,673	42,158	5,515	13.1
Sales and marketing	37,635	35,629	2,006	5.6
General and administrative	28,938	29,166	(228)	(0.8)
Depreciation and amortization	6,969	6,290	679	10.8
Fair value adjustment of acquisition earn-outs	—	200	(200)	NM
Other operating expenses, net	1,470	378	1,092	288.9
Total costs and expenses	230,363	209,837	20,526	9.8
Income (loss) from operations	27,168	(3,897)	31,065	NM
Interest and other income, net	(411)	(924)	513	(55.5)
Income (loss) before income taxes	27,579	(2,973)	30,552	NM
(Benefit) provision for income taxes	(23,370)	801	(24,171)	NM
Net income (loss)	$50,949	$(3,774)	$54,723	NM
 NM = not meaningful

Revenue. Total consolidated revenue increased $51.6 million, or 25.1%. Refer to the discussion of Segment Results above for discussion of the decrease in revenue.
Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $11.7 million, or 12.1%, which changed at a lower rate than revenue primarily due to lower cost of sales associated with purchase transactions, which benefited from higher recovery rates during the period, and an increase in the mix of transactions conducted under the consignment model.
Technology and operations. Technology and operations expenses increased $5.5 million, or 13.1%, to support the increased transaction volumes in the RSCG and CAG segments.
Sales and marketing.  Sales and marketing expenses increased $2.0 million, or 5.6%, primarily due to increase in marketing expenses to promote our consolidated marketplace and expand market share in key verticals.
General and administrative.  General and administrative expenses were consistent between the year ended September 30, 2021 and 2020.
Depreciation and amortization. Depreciation and amortization expense increased $0.7 million, or 10.8%, due to an increase in amortization of capitalized software related to the continued development and enhancement of our marketplace platform and tools.
Interest and other income, net.  Interest and other income, net increased $0.5 million due the effect of changes in foreign exchange rates.
(Benefit) provision for income taxes.  (Benefit) provision for income taxes decreased $24.2 million to a benefit of $23.4 million from an expense of $0.8 million due to a release of $27.9 million of valuation allowance netted against $3.3 million deferred tax expense and $1.2 million state and foreign income taxes. The Company's effective income tax rate was (84.7%) for the twelve months ended September 30, 2021. The 2021 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the release of the valuation allowance on deferred tax assets and the impact of foreign, state, and local taxes and permanent tax adjustments.

Non-GAAP Financial Measures
Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA. Non-GAAP EBITDA is a supplemental non-GAAP financial measure and is equal to Net income (loss) plus Interest and other expense (income), net excluding the non-service components of net periodic pension (benefit); Provision (benefit) for income taxes; and Depreciation and amortization. Interest and other expense (income), net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Non-GAAP Adjusted EBITDA differs from Non-GAAP EBITDA because we further adjust Non-GAAP EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.
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

We prepare Non-GAAP Adjusted EBITDA by eliminating from Non-GAAP EBITDA the impact of items that we do not consider indicative of our core operating performance. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate for supplemental analysis. As an analytical tool, Non-GAAP Adjusted EBITDA is subject to all of the limitations applicable to Non-GAAP EBITDA. Our presentation of Non-GAAP Adjusted EBITDA should not be construed as an implication that our future results will be unaffected by unusual or non-recurring items.
The table below reconciles Net income (loss) to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Year ended September 30,
	2022	2021	2020

Net income (loss)	$40,324	$50,949	$(3,774)
Interest and other expense (income), net(1)	126	(76)	(577)
Provision (benefit) for income taxes	7,329	(23,370)	801
Depreciation and amortization	10,322	6,969	6,290
Non-GAAP EBITDA	$58,101	$34,472	$2,740
Stock compensation expense	8,482	6,947	5,660
Acquisition costs and impairment of goodwill and long-lived assets(2)	473	1,464	5
Business realignment expenses(2,3)	191	5	405
Fair value adjustments to acquisition earn-outs	(24,500)	—	200
Deferred revenue purchase accounting adjustment	—	—	3
Non-GAAP Adjusted EBITDA	$42,747	$42,888	$9,013
(1) Interest and other expense (income), net excludes non-services pension and other postretirement benefit expense.
(2) Acquisition costs and impairment of goodwill and long-lived assets, as well as Business realignment expenses, are components of Other operating expenses, net on the Consolidated Statements of Operations.
(3) Business realignment expense includes the amounts accounted for as exit costs under ASC 420, Exit or Disposal Cost Obligations, and the related impacts of business realignment actions subject to other accounting guidance.

Liquidity and Capital Resources
Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of September 30, 2022, we had $96.1 million in cash and cash equivalents, which we believe is sufficient to meet the Company’s anticipated cash needs one year from issuance of these financial statements.
Capital Expenditures
Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the year ended September 30, 2022 were $8.1 million. As of September 30, 2022, we had no significant outstanding commitments for capital expenditures.
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

Credit Agreement
The Company maintains a $25.0 million Credit Agreement due March 31, 2024 (Credit Agreement). The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the year ended September 30, 2022, the Company did not make any draws under the Credit Agreement. As of September 30, 2022, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.
The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2022, the Company was in full compliance with the terms and conditions of the Credit Agreement.
Working Capital Management
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
We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $8.6 million of undistributed foreign earnings as of September 30, 2022. As of September 30, 2022, and September 30, 2021, $20.3 million and $22.4 million, respectively, of cash and cash equivalents was held outside of the U.S.
Other Uses of Capital Resources
Bid4Assets, Inc. Acquisition. On November 1, 2021, the Company purchased all of the issued and outstanding shares of stock of Bid4Assets. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. Our investment through the acquisition of Bid4Assets will support continued growth in the GovDeals reportable segment, particularly in our real estate vertical.
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
During the twelve months ended September 30, 2022, the fair value of the earn-out liability was reduced by $24.5 million to $0.0 million, due to a decline in the auction events and transactions that are expected to be completed during the earn-out period ending December 31, 2022, which included extended timelines to advance legislation that allows for online auctions of foreclosed real estate in certain target markets, and other client specific delays in bringing foreclosed real estate to auction. These changes resulted from events occurring subsequent to the November 1, 2021, acquisition date and therefore, were not known nor knowable at that time.

Share Repurchases. From time to time, we have been authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.
The Company had no remaining share repurchase authorization as of September 30, 2021. On December 6, 2021, the Company's Board of Directors authorized a new stock repurchase plan of up to $20 million of the Company's outstanding shares of common stock through December 31, 2023. The Company repurchased 1,159,066 shares for $20.0 million during the six months ended March 31, 2022.
On May 13, 2022, the Company's Board of Directors authorized the May 2022 Repurchase Plan. The Company repurchased 408,211 shares for $5.4 million during the three months ended June 30, 2022. As of September 30, 2022, the Company may repurchase an additional $6.6 million of shares under the May 2022 Repurchase Plan.
On December 6, 2022, the Company's Board of Directors authorized the repurchase of up to an additional $8.4 million of the Company's outstanding shares of common stock through December 31, 2024.
Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.
Changes in Cash Flows: 2022 Compared to 2021
Net cash provided by operating activities was $44.8 million and $65.4 million for the years ended September 30, 2022 and 2021, respectively. The $20.6 million decrease in cash provided by operating activities between periods was attributable to cash flows associated with a higher Accounts receivables balance of $5.4 million driven by the completion of a significant international industrial partner purchase transaction during the year ended September 30, 2022, as well as Accounts payable and Payables to sellers which together had a net decrease of $11.5 million due to reduced rates of change in the underlying transaction volumes during the current period. Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. As GovDeals real estate sales with settlement services increase through the integration with Bid4Assets, operating cash flow fluctuations from accounts payable and payables to sellers are expected to become more variable. The amount of cash received and settled will be substantially higher than our take rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $21.1 million for the year ended September 30, 2022, and $1.0 million for the year ended September 30, 2021. The $20.1 million increase in cash used in investing activities was driven by $11.2 million in cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired (see Note 3 - Bid4Assets Acquisition for further information), a non-recurring collection of note receivable principal payments during the year ended September 30, 2021, totaling $4.3 million in connection with the JTC promissory note (see Note 2 - Summary of Significant Accounting Policies for further information), a $2.7 million increase in new property and equipment purchases from expansion of our distribution network, and $1.8 million in purchases of short-term investments.

Net cash used in financing activities was $31.9 million for the year ended September 30, 2022, and $34.7 million for the year ended September 30, 2021. The $2.7 million decrease in cash used by financing activities was primarily driven by $5.7 million of lower common stock repurchases in the current year and a $1.1 million decrease in taxes paid associated with net settlement of stock compensation awards. These were offset by an earn-out payment of $3.5 million in connect with the Bid4Assets acquisition.

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

Net cash provided by (used in) investing activities was $(1.0) million for the year ended September 30, 2021, and $28.6 million for the year ended September 30, 2020. The $29.7 million decrease in cash provided by investing activities was driven by a $30.0 million net impact of maturities of Short-term investments as the Company transitioned to using cash equivalent money market funds in its treasury strategy. This activity was partially offset by a $1.5 million increase in proceeds of principal payments from the JTC promissory note during the year ended September 30, 2021 due to receipt of $3.5 million from the First Amendment to the Forbearance Agreement with JTC as discussed in Note 2 - Summary of Significant Accounting Policies.

Net cash used in financing activities was $34.7 million for the year ended September 30, 2021, and $5.7 million for the year ended September 30, 2020. The $29.0 million increase in cash used by financing activities primarily driven by $27.2 million to repurchase common stock and a $3.3 million increase in taxes paid associated with net settlement of stock compensation awards, primarily from the vesting of awards with market conditions due to the achievement of increases in the Company's share price.
New Accounting Pronouncements
Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 to the consolidated financial statements included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risk.
Interest rate sensitivity.  Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. As of September 30, 2022, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.
As of September 30, 2022, we do not have any debt, however, should the Company draw on our Letter of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.
Exchange rate sensitivity.    Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars.
Outside the United States, we generate revenues and incur expenses in both U.S. dollars and local currencies. Our primary foreign exchange exposures include British Pounds, Canadian Dollars, Chinese Yuan, Euros, and Hong Kong Dollars. When we translate the results and net assets of our international operations into U.S. dollars for financial reporting purposes, movements in exchange rates will affect our reported results. Volatile market conditions arising from ongoing macroeconomic conditions such as rising interest rates at federal banks and the Russian-Ukraine conflict, may result in significant changes in exchange rates, which could affect our results of operations expressed in U.S. dollars. A hypothetical 10% decrease in foreign exchange rates reduce our total expected revenues by approximately 1%. The potential impact on pre-tax earnings would be less as total expected expenses would also decrease.
Item 8.    Financial Statements and Supplementary Data.
The consolidated financial statements and accompanying notes are included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

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
Management assessed our internal control over financial reporting as of September 30, 2022, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.
As permitted by SEC guidance with respect to newly acquired entities, management excluded Bid4Assets, which was acquired on November 1, 2022, from its assessment of internal control over financial reporting. The financial statements of Bid4Assets, Inc., constitute less than 2.5% of revenues and total assets (excluding goodwill and intangible assets which were integrated into the Company’s systems and control environment), in the consolidated financial statement amounts as of and for the year ended September 30, 2022. We are in the process of evaluating Bid4Assets' existing controls and procedures and integrating Bid4Assets into our internal control over financial reporting. See Note 3 - Bid4Assets Acquisition, in the Notes to the Consolidated Financial Statements for further discussion of the Bid4Assets acquisition and its impact on our consolidated financial statements.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
Our independent registered public accounting firm, Deloitte & Touche LLP, independently assessed the effectiveness of the Company's internal control over financial reporting. Deloitte & Touche LLP has issued an attestation report, which is included at the end of this section.
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
Changes in Internal Control over Financial Reporting
During the three months ended September 30, 2022, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Liquidity Services, Inc. and subsidiaries (the “Company”) as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 30, 2022, of the Company and our report dated December 8, 2022, expressed an unqualified opinion on those financial statements.

As described in Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Bid4Assets, Inc., which was acquired on November 1, 2021. The financial statements of Bid4Assets, Inc., constitute less than 2.5% of revenues and total assets (excluding goodwill and intangible assets which were integrated into the Company’s systems and control environment), in the consolidated financial statement amounts as of and for the year ended September 30, 2022. Accordingly, our audit did not include the internal control over financial reporting at Bid4Assets, Inc.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte and Touche LLP
McLean, Virginia
December 8, 2022

Item 9B.    Other Information.
On December 6, 2022, the Company's Board of Directors authorized the repurchase of up to $8.4 million of the Company's outstanding shares of common stock through December 31, 2024. This authorization is in addition to the $6.6 million remaining under the May 13, 2022 authorization to repurchase up to $12.0 million in shares through June 30, 2024. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of alternative investment opportunities. The repurchase program will be executed consistent with the Company's capital allocation strategy of prioritizing investment to grow the business over the long term.

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

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.
PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Incorporated by reference from the Company's Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.
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
Item 11.    Executive Compensation.
Incorporated by reference from the Company's Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.
Incorporated by reference from the Company's Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
Incorporated by reference from the Company's Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.
Item 14.    Principal Accountant Fees and Services.
Incorporated by reference from the Company's Proxy Statement relating to its 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2022.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.

(a)		Page
(1)	The following documents related to the financial statements are filed as part of this report:
	Reports of Independent Registered Public Accounting Firms (PCAOB ID No.'s 34 and 42, respectively)	55
	Consolidated Balance Sheets as of September 30, 2022 and 2021	59
	Consolidated Statements of Operations for the years ended September 30, 2022, 2021 and 2020	60
	Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2022, 2021 and 2020	61
	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2022, 2021 and 2020	62
	Consolidated Statements of Cash Flows for the years ended September 30, 2022, 2021 and 2020	63
	Notes to the Consolidated Financial Statements	65

(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2022, 2021 and 2020:
	II—Valuation and Qualifying Accounts	94
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Liquidity Services, Inc. and subsidiaries (the Company) as of September 30, 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for the year ended September 30, 2022, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022, and the results of its operations and its cash flows for the year ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 8, 2022 expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Earn-Out Obligation - Refer to Notes 3 and 13 to the Consolidated Financial Statements

Critical Audit Matter Description

On November 1, 2021, the Company purchased all of the issued and outstanding shares of stock of Bid4Assets, Inc. (“Bid4Assets”). The preliminary acquisition date fair value of the consideration transferred to the former shareholders of Bid4Assets was approximately $42.7 million consisting of $14.7 million in cash and earn-out consideration with a preliminary fair value of approximately $28.0 million. As part of the acquisition of Bid4Assets, former shareholders of Bid4Assets are eligible to receive earn-out consideration of up to $37.5 million in cash.

During the year ended September 30, 2022, the fair value of the earn-out liability was reduced by $28.0 million to $0 million, primarily due to a decline in the auction events and transactions that were expected to be completed during the earn-out period ending December 31, 2022. These changes resulted from events occurring subsequent to the November 1, 2021, acquisition date and therefore, were not known nor knowable at that time. Of the total change in the earn-out liability, $24.5 million was recorded as a fair value gain within the consolidated statements of operations.

We identified the earn-out obligation as a critical audit matter because of the increased auditor judgment and extent of effort required to audit the initial fair value of the earn-out liability and to evaluate whether an adjustment is required in periods after the acquisition. Adjustments made during the measurement period pertaining to facts and circumstances that existed as of the acquisition date are recognized as adjustments to goodwill, while adjustments resulting from events that occurred after the acquisition date are recognized in earnings. There was a high degree of auditor judgment and an increased extent of effort to audit the reasonableness of the inputs used in the fair value measurement including the estimated results of operations over the earn-out period, volatility of operating results and the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the initial fair value of the earn-out liability and subsequent adjustments made to it included the following, among others:

•We tested the effectiveness of controls over the valuation of the earn-out obligation, including management’s controls over the development of key judgments including the estimated results of operations over the earn-out period, volatility of operating results, and the discount rate.
•We read the executed purchase agreement, to understand the provisions of the earn-out obligation, including evaluating the substance and classification of the contingent payment.
•We evaluated the reasonableness of projections of future earnings for the earn-out obligation models by comparing the projections to (1) historical results, (2) industry data, and (3) peer companies.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) key valuation assumptions, including the discount rates; and (3) testing the mathematic accuracy of the valuations.
•Evaluated subsequent changes to estimated results of operations used in the fair value measurement to determine if such changes represent facts that were known and knowable at the time of the acquisition.

Revenue - Refer to Note 2 to the Consolidated Financial Statements

Critical Audit Matter Description

The Company earns revenue on transactions where (1) they resell inventory that they purchase from sellers, (2) from the sale of inventory that is sold on a consignment basis, and (3) from other non-consignment fee transactions. When acting as a principal, the Company purchases an asset or assets from a seller and then seeks to sell the asset or assets to a buyer. The Company then recognizes as purchase revenue the gross proceeds from the sale, including buyer's premiums. When the Company is acting as an agent, its performance obligation is to arrange for the seller to sell an asset or assets to the buyer directly. The Company recognizes consignment and other fee revenues based on the sales commissions that are paid to the Company by the sellers for utilizing the Company's services. Consideration is variable based on units, final auction prices, or other factors, until the buyer’s purchase of the asset or assets is complete, or the service has been provided.

We identified a critical audit matter related to revenue transactions recorded, which required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (IT), to identify, test, and evaluate the Company’s systems, applications and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue transactions included the following, among others:

•With the assistance of our IT specialists, we:
◦Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
◦Performed testing of system interface controls and automated controls relevant to revenue processes.
•We tested internal controls within the relevant revenue processes, including those in place to reconcile the various systems to the Company’s general ledger.
•For certain components of revenue, we developed an independent expectation of revenue and compared such expectation to the amounts recorded by the Company.
•For certain components of revenue, we performed detailed transaction testing for a sample of revenue transactions, which included the following:
◦Agreed the selected revenue transaction amounts recognized to underlying source documents.

◦Tested the classification of each transaction as either purchase revenue, where the Company acts as a principal and records revenue based on the gross value of the asset sale, or commission and other fee revenue, where the Company acts as an agent and records only the fee earned net of the sale transaction value.

/s/ Deloitte and Touche LLP
McLean, Virginia
December 8, 2022
We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Liquidity Services, Inc. and Subsidiaries (the Company) as of September 30, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the two years in the period ended September 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP
We served as the Company's auditor from 2001 to 2021.
Tysons, Virginia
December 9, 2021

Liquidity Services, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in Thousands, Except Par Value)

	September 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$96,122	$106,335
Short-term investments	1,819	—
Accounts receivable, net of allowance for doubtful accounts of $449 and $490	11,792	5,866
Inventory, net	11,679	12,468
Prepaid taxes and tax refund receivable	1,631	1,713
Prepaid expenses and other current assets	6,551	5,460
Total current assets	129,594	131,842
Property and equipment, net	19,094	17,634
Operating lease assets	13,207	13,478
Intangible assets, net	16,234	3,453
Goodwill	88,910	59,872
Deferred tax assets	13,628	23,822
Other assets	7,437	5,475
Total assets	$288,104	$255,576
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,982	$40,611
Accrued expenses and other current liabilities	23,304	25,975
Current portion of operating lease liabilities	4,540	4,250
Deferred revenue	4,439	4,624
Payables to sellers	49,238	33,713
Total current liabilities	123,503	109,173
Operating lease liabilities	9,687	10,098
Other long-term liabilities	378	1,290
Total liabilities	133,568	120,561
Commitments and contingencies (Note 15)
Stockholders' equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 35,724,057 shares issued and outstanding at September 30, 2022; 35,457,095 shares issued and outstanding at September 30, 2021	36	35
Additional paid-in capital	258,275	252,017
Treasury stock, at cost; 3,813,199 shares at September 30, 2022, and 2,222,083 shares at September 30, 2021	(62,554)	(36,628)
Accumulated other comprehensive loss	(10,285)	(9,011)
Accumulated deficit	(30,936)	(71,398)
Total stockholders' equity	154,536	135,015
Total liabilities and stockholders' equity	$288,104	$255,576
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in Thousands, Except Per Share Data)

	Year Ended September 30,
	2022	2021	2020
Purchase revenues	$151,271	$146,151	$127,580
Consignment and other fee revenues	128,779	111,380	78,360
Total revenues	280,050	257,531	205,940
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	119,407	107,678	96,016
Technology and operations	55,522	47,673	42,158
Sales and marketing	43,224	37,635	35,629
General and administrative	28,282	28,938	29,166
Depreciation and amortization	10,322	6,969	6,290
Fair value adjustment of acquisition earn-outs	(24,500)	—	200
Other operating expenses, net	388	1,470	378
Total costs and expenses	232,645	230,363	209,837
Income (loss) from operations	47,405	27,168	(3,897)
Interest and other income, net	(248)	(411)	(924)
Income (loss) before income taxes	47,653	27,579	(2,973)
Provision (benefit) for income taxes	7,329	(23,370)	801
Net income (loss)	$40,324	$50,949	$(3,774)
Basic income (loss) per common share	$1.25	$1.53	$(0.11)
Diluted income (loss) per common share	$1.20	$1.45	$(0.11)
Basic weighted average shares outstanding	32,292,978	33,333,557	33,612,263
Diluted weighted average shares outstanding	33,719,424	35,024,108	33,612,263
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars In Thousands)

	Year Ended September 30,
	2022	2021	2020
Net income (loss)	$40,324	$50,949	$(3,774)
Other comprehensive (loss) income:
Defined benefit pension plan—unrecognized amounts	1,836	170	(2,293)
Foreign currency translation	(3,110)	601	484
Other comprehensive (loss) income	(1,274)	771	(1,809)
Comprehensive income (loss)	$39,050	$51,720	$(5,583)
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total
Balance at September 30, 2019	33,687,115	$34	$242,686	—	—	$(7,973)	$(118,572)	$116,175
Net Loss	—	—	—	—	—	—	(3,774)	(3,774)
Exercise of common stock options and vesting of restricted stock	494,683	—	111	—	—	—	—	111
Tax settlements associated with stock compensation expense	(84,392)	—	(594)	—	—	—	—	(594)
Forfeiture of restricted stock awards	(15,000)	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	(547,508)	(3,983)	—	—	(3,983)
Stock compensation expense	—	—	5,689	—	—	—	—	5,689
Cumulative adjustment related to adoption of ASC 606	—	—	—	—	—	—	—	—
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(2,293)	—	(2,293)
Foreign currency translation and other	—	—	—	—	—	484	—	484
Balance at September 30, 2020	34,082,406	$34	$247,892	(547,508)	(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	50,949	50,949
Exercise of common stock options and vesting of restricted stock	1,605,618	1	444	—	—	—	—	445
Tax settlements associated with stock compensation expense	(217,196)	—	(3,915)	—	—	—	—	(3,915)
Forfeiture of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	(1,591,963)	(31,143)	—	—	(31,143)
Common stock surrendered in the exercise of stock options	—	—	1,502	(82,612)	(1,502)	—	—	—
Stock compensation expense	—	—	6,094	—	—	—	—	6,094
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	170	—	170
Foreign currency translation and other	—	—	—	—	—	601	(1)	600
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	40,324	40,324
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	664,921	1	(1)	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(140,202)	—	(2,805)	—	—	—	—	(2,805)
Common stock repurchases	—	—	—	(1,567,277)	(25,447)	—	—	(25,447)
Common stock surrendered in the exercise of stock options	—	—	478	(23,839)	(479)	—	—	(1)
Forfeiture of restricted stock awards	(257,757)	—	—	—	—	—	—	—
Stock compensation expense	—	—	8,586	—	—	—	—	8,586
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	1,836	—	1,836
Foreign currency translation	—	—	—	—	—	(3,110)	138	(2,972)
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars In Thousands)

	Year Ended September 30,
	2022	2021	2020
Operating activities
Net income (loss)	$40,324	$50,949	$(3,774)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,322	6,969	6,290
Change in fair value of earn-out liability	(24,500)	—	200
Stock compensation expense	8,482	6,947	5,660
Inventory adjustment to net realizable value	194	174	300
Provision for doubtful accounts	136	297	200
Deferred tax expense (benefit)	6,287	(24,510)	106
Impairment of long-lived and other non-current assets	31	1,338	—
(Gain) loss on disposal of property and equipment	(14)	80	(29)
Gain on disposal of lease assets	(240)	(23)	—
Changes in operating assets and liabilities:
Accounts receivable	(6,290)	(843)	1,182
Inventory	441	(7,035)	(64)
Prepaid taxes and tax refund receivable	82	(61)	878
Prepaid expenses and other assets	(1,805)	(2,022)	1,375
Operating lease assets and liabilities	396	(79)	(187)
Accounts payable	1,548	18,554	6,907
Accrued expenses and other current liabilities	(2,653)	6,060	(8,198)
Distributions payable	—	—	(1,675)
Deferred revenue	(185)	1,369	207
Payables to sellers	13,000	7,543	5,917
Other liabilities	(723)	(290)	1,183
Net cash provided by operating activities	44,833	65,417	16,478
Investing activities
Purchases of property and equipment, including capitalized software	(8,121)	(5,419)	(4,186)
Proceeds from note receivable	—	4,343	2,824
Purchase of short-term investments	(1,820)	—	(25,000)
Maturities of short-term investments	—	—	55,000
Cash paid for business acquisition, net of cash acquired	(11,164)	—	—
Other investing activities, net	21	72	9
Net cash (used in) provided by investing activities	(21,084)	(1,004)	28,647
Financing activities
Payments of the principal portion of finance lease liabilities	(99)	(42)	(34)
Payments of debt issuance costs	(91)	—	—
Proceeds from exercise of common stock options, net of tax	—	445	111
Taxes paid associated with net settlement of stock compensation awards	(2,806)	(3,915)	(594)
Payment of earn-out liability related to business acquisition	(3,500)	—	(1,200)
Common stock repurchases	(25,447)	(31,143)	(3,983)
Net cash (used in) provided by financing activities	(31,943)	(34,655)	(5,700)
Effect of exchange rate differences on cash and cash equivalents	(2,019)	541	114
Net increase (decrease) in cash and cash equivalents	(10,213)	30,299	39,539
Cash and cash equivalents at beginning of year	106,335	76,036	36,497
Cash and cash equivalents at end of year	$96,122	$106,335	$76,036

Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$885	$1,442	$(1,519)
Non-cash: Common stock surrendered in the exercise of stock options	$479	$1,502	$—
See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

1. Organization
Liquidity Services, Inc. (Liquidity Services, the Company) is a leading global commerce company providing trusted marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by capturing and unleashing the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.
Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in growing numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders.
Results from our operations are organized into four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG) and Machinio. See Note 16 - Segment Information for more information regarding our segments.
Liquidity Services was incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.
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
2. Summary of Significant Accounting Policies
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. For the year ended September 30, 2022, these estimates required the Company to make assumptions about the extent and duration of continued restrictions on cross-border transactions and the impact of the COVID-19 pandemic and other disruptions on macroeconomic conditions and, in turn, the Company's results of operations. As there remains uncertainty associated with the Pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.
Principles of Consolidation and Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In addition, in the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included.

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
Short-term Investments
The Company's short-term investments are designated as held-to-maturity investment securities, recorded at amortized cost, and are included as a current asset in the line-item Short-term investments within our Consolidated Balance Sheets as their maturity is less than one-year from the balance sheet date. Interest income earned through our short-term investments are recorded to Interest and other income, net within the Consolidated Statements of Operations.
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
Inventory
Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or net realizable value. Cost is generally determined using the specific identification method. Costs associated with our warehouse operations are expensed as incurred and included within Technology and operations expenses in the Statements of Operations. Charges for unsellable inventory, as well as for inventory written down to net realizable value, are included in Cost of goods sold in the period in which they have been determined to occur.  Write-downs reflected in the inventory balances as of September 30, 2022, were immaterial. As of September 30, 2021, the Company's inventory reflects write-downs of $0.2 million.
Prepaid expenses and other current assets
Prepaid expenses and other current assets include the short-term portion of contract assets (described in "Contract Assets and Liabilities"), capitalized sales commissions paid (described in "Contract Costs"), as well as other miscellaneous prepaid expenses.
Other Assets - Promissory Note
On September 30, 2015, the Company sold certain assets related to its Jacobs Trading business to Tanager Acquisitions, LLC (Tanager). In connection with the disposition, Tanager assumed certain liabilities related to the Jacobs Trading business. Tanager issued a $12.3 million five-year interest-bearing promissory note to the Company.

On October 10, 2019, the Company entered into a Forbearance Agreement and Amendment to Note, Security Agreement and Guaranty Agreement (the Forbearance Agreement) with Tanager (now known as Jacobs Trading, LLC) and certain of its affiliates (collectively, JTC). In exchange for additional collateral, security, and a higher interest rate, the Company granted JTC a new repayment schedule that requires quarterly payments to be made from August 2020 to August 2023. Upon execution of the Forbearance Agreement, JTC repaid $2.5 million in principal, plus $0.4 million of accrued interest. As of March 31, 2021, JTC had repaid $7.7 million of the $12.3 million owed to the Company and had an outstanding principal balance of $4.6 million.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

On May 12, 2021, the Company entered into the First Amendment to the Forbearance Agreement with JTC, providing JTC with full satisfaction and discharge from its indebtedness upon receipt of a $3.5 million payment made on May 17, 2021. As a result, the Company recorded a $1.1 million loss as component of Other operating expenses in its Consolidated Statements of Operations during the year ended September 30, 2021, representing the difference between the $4.6 million outstanding balance of principal and accrued interest and the $3.5 million payment received. There was no impact on the consolidated financial statements from the Forebearance Agreement as of and during the fiscal year ended September 30, 2022.

Property and Equipment
Property and equipment are recorded at cost, and depreciated or amortized on a straight-line basis over the following estimated useful lives:

Computers and purchased software	One to five years
Office/operational equipment	Two to five years
Furniture and fixtures	Five to seven years
Internally developed software for internal-use	Two to five years
Leasehold improvements	Shorter of lease term or useful life
Buildings	Thirty-nine years
Vehicles	Five years
Land	Not depreciated
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

Balances related to the Company's operating leases are included within Operating lease assets, Current portion of operating lease liabilities, and Operating lease liabilities (non-current portion of operating lease liabilities).

Balances related to the Company's finance leases are included within Other assets (finance lease assets), Accrued expenses and other current liabilities (current portion of finance lease liabilities), and Other long-term liabilities (non-current portion of finance lease liabilities).

Lease assets are assessed for impairment in accordance with the Company’s accounting policy for the impairment of long-lived assets.

Intangible Assets
Intangible assets consist of contract intangibles, brand and technology, and patent and trademarks. Intangible assets are amortized using the straight-line method over their estimated useful lives.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Impairment of Long-Lived Assets
Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. The Company did not record impairment charges on material long-lived assets during the years ended September 30, 2022, 2021 and 2020.
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
In applying a fair value-based test, the Company determines the fair value of each of its reporting units and compares that amount to the carrying amount of the respective reporting units, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, no impairment loss is recognized. If, instead, the carrying value of the reporting unit exceeds its fair value, an impairment loss is recognized in the amount of the excess carrying value.
Deferred Revenue
Deferred revenue is primarily derived from Machinio Advertising and System subscriptions that range primarily from one to twenty-four months. Subscription fees are recognized ratably over the term of the agreements.
Revenue Recognition
In the Consolidated Statements of Operations, revenue from the resale of inventory that the Company purchases from sellers is recognized within Purchase revenues. Revenue from the sale of inventory that the Company sells on a consignment basis, and other non-consignment fee revenue, which includes Machinio's subscription services, is recognized within Consignment and other fee revenues.
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
The Company enters into contracts with buyers and sellers. The Company has master agreements with some sellers pertaining to the sale of a flow of surplus assets over the term of the master agreement; however, a revenue contract for accounting purposes exists when the Company agrees to sell a specific asset or assets. When acting as a principal (a “purchase” arrangement), the Company purchases an asset or assets from a seller and then the Company seeks to sell the asset or assets to a buyer. The Company recognizes as Purchase revenues the gross proceeds from the sale, including buyer's premiums. In purchase arrangements, the contract with the seller is not a revenue contract in the scope of the revenue recognition guidance; rather, it is a purchase of inventory.
When the Company is acting as an agent (a “consignment” arrangement), its performance obligation is to arrange for the seller to sell an asset or assets to the buyer directly. The Company recognizes Consignment revenues, which are composed of buyers premium’s and/or sales commissions, based on the amounts that are paid to the Company by the buyers and sellers for utilizing the Company's services, which represent a percentage of the gross transaction proceeds.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

For the Company’s CAG segment, certain transactions may involve cooperation with third parties to satisfy the performance obligation of arranging for the sale of assets to a buyer, with proceeds shared among the parties. When the Company controls whether to use third parties to fulfill its performance obligation, it is considered the principal and revenue is recognized based on the gross purchase or consignment proceeds, with amounts due to third parties recognized as an expense. When the seller requests multiple parties to fulfill its performance obligation, the Company is considered the agent and revenue is recognized based on the net purchase or consignment proceeds to be retained by the Company.
In both purchase and consignment arrangements, the Company sometimes provides varying levels of services to the seller, such as returns management, refurbishment of assets, or valuation services. These services are considered integrated with the broader performance obligation to sell the seller’s assets to a buyer. Other services provided to sellers are not capable of being distinct, like providing access to the Company’s e-commerce marketplaces or promoting the asset or assets for sale, because they could not benefit the seller separately from the sale of their assets.
The consideration received from buyers and sellers includes (1) buyer’s premiums, (2) seller’s commissions, and (3) fees for services, including reimbursed expenses. Consideration is variable based on units, final auction prices, or other factors, until the buyer’s purchase of the asset or assets is complete, or the service has been provided. Recognition of variable consideration that is based on the results of auctions or purchases by buyers is constrained until those transactions have been finalized. The Company estimates and recognizes amounts related to sales returns, discounts or rebates promised to customers, and reimbursed expenses, however, those estimates are not significant relative to the Company's consolidated revenues. Revenue is recognized when or as the performance obligation is satisfied. Variable consideration is allocated to individual performance obligations when the variable consideration is related to satisfying that performance obligation. The Company's revenue is generally recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and other methods of payments. Goods are generally not shipped before payment is received. For certain transactions, payment is due upon invoice and the payment terms vary depending on the segments.
The Company collects and remits sales taxes on merchandise that it purchases and sells and has elected the practical expedient to exclude such sales tax amounts from the transaction price. The Company also provides shipping and handling services in some arrangements and has elected the practical expedient to treat those activities as a fulfillment costs and will recognize the costs of these services at the time revenue is recognized for the related assets sold. If the Company is acting as a principal for the combined obligation, amounts received from customers for shipping are recognized as Revenue, and amounts paid for shipping are recognized as Costs of goods sold. If the Company is acting as an agent for the combined obligation, shipping revenue and costs will be netted and recognized within Costs of goods sold.
The Company’s purchase and consignment performance obligations are satisfied at the point in time when control of the asset is transferred to the buyer or when the service is completed. The Company determines when control has transferred by evaluating the following five indicators: (1) whether the Company has a present right to payment for the asset or assets; (2) whether the buyer has legal title to the asset; (3) whether the buyer has physical possession of the asset or assets; (4) whether the buyer has the significant risks and rewards of ownership; and (5) whether the buyer has accepted the asset or assets.
For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues. As of September 30, 2022, the Machinio segment had a remaining performance obligation of $4.4 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.
Cost of Goods Sold
Cost of goods sold includes direct and incremental costs of purchasing inventory, transporting property for auction, shipping and handling costs, and credit card transaction fees. For transactions where the Company resells inventory that was purchased from sellers, the cost of goods sold includes the cost of that inventory, generally using specific identification. There are no inventory costs associated with consignment sales.
Contract Assets and Liabilities
Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.6 million as of September 30, 2021 and $0.9 million as of September 30, 2022 and is included in the line item Prepaid expenses and other current assets on the consolidated balance sheets.
Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.6 million as of September 30, 2021, and $4.4 million as of September 30, 2022 and is included in the line item Deferred revenue on the consolidated balance sheets. Of the September 30, 2021 contract liability balance, $4.6 million was earned as Fee Revenue during the year ended September 30, 2022.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Contract Costs
Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $1.8 million as of September 30, 2022 and $1.6 million as of September 30, 2021 and is included in the line item Prepaid expenses and other current assets and Other assets on the consolidated balance sheet. Amortization expense was $1.1 million during the year ended September 30, 2022 and was $0.7 million during the year ended September 30, 2021.
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
Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. The property purchased under these contracts represented 55%, 61%, and 55% of cost of goods sold for the years ended September 30, 2022, 2021, and 2020, respectively. This contract is included within the RSCG segment.
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
Advertising Costs
Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $4.6 million, $3.2 million and $2.6 million for the years ended September 30, 2022, 2021, and 2020, respectively.
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
Accumulated Other Comprehensive Loss
The following table shows the changes in accumulated other comprehensive income (loss), net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2019	$(8,569)	$596	$(7,973)
Current-period other comprehensive (loss) income	484	(2,293)	(1,809)
Balance at September 30, 2020	(8,085)	(1,697)	(9,782)
Current-period other comprehensive (loss) income	601	170	771
Balance at September 30, 2021	(7,484)	(1,527)	(9,011)
Current-period other comprehensive (loss) income	(3,110)	1,836	(1,274)
Balance at September 30, 2022	$(10,594)	$309	$(10,285)

Recent Accounting Pronouncements
Accounting Standards Adopted
In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The Company adopted the new standard on a prospective basis effective October 1, 2021. This accounting standard has not had a material impact on the Company's consolidated financial statements.

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023, due to the fact that the Company was classified as a smaller reporting company defined by the SEC at the time the rule was effective for public business entities. The guidance will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts receivable and money market funds. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.
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
As of September 30, 2022, the Company's purchase price allocation related to this acquisition is preliminary and subject to revisions as additional information is obtained about the facts and circumstances that existed as of the acquisition date. The revisions may have a significant impact on our consolidated financial statements. The allocation of the purchase price will be finalized once all information that was known and knowable as of the acquisition date is obtained and analyzed, but not to exceed one year from the acquisition date.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
The Company's preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the Bid4Assets acquisition date of November 1, 2021, is as follows:

(in thousands)	Fair Value
Cash and cash equivalents	$3,576
Intangible assets	16,500
Other assets	346
Total assets acquired	20,422
Payables to sellers	3,715
Operating lease liabilities	204
Deferred tax liabilities	3,847
Total liabilities assumed	7,766
Net identifiable assets acquired	$12,656
Goodwill	30,083
Total consideration transferred	$42,739
The excess of purchase consideration over the fair value of assets acquired and liabilities assumed was recorded as Goodwill. The Goodwill associated with our acquisition includes the acquired assembled work force, and the value associated with the opportunity to leverage the workforce to continue to grow by adding additional customer relationships or new solutions in the future. Based on management's preliminary valuation of the fair value of tangible and intangible assets acquired and liabilities assumed, Goodwill of approximately $30.1 million was recorded. The total Goodwill arising from the acquisition is included in the GovDeals reportable segment and reporting unit and is not deductible for tax purposes.
The known intangible assets acquired were determined to consist of, and preliminarily fair valued at, the following:

(in thousands)	Useful Life (in years)	Fair Value
Contract intangibles	8	$13,900
Developed software	3	2,200
Trade name	3	400
Total identifiable intangible assets		$16,500

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

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
Contingent Consideration
During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded preliminary contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets. See further discussion of this matter within Note 13 - Fair Value Measurement.
Other Information
Revenue, net income (loss), and pro forma information related to the Bid4Assets acquisition was immaterial to the consolidated financial statements and its related notes for the year ended September 30, 2022.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

4. Earnings Per Share
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
The computation of basic and diluted net income per share is as follows:

	Year Ended September 30,
	2022	2021	2020
Numerator:
Net income (loss)	$40,324	$50,949	$(3,774)
Denominator:
Basic weighted average shares outstanding	32,292,978	33,333,557	33,612,263
Dilutive impact of stock options, RSUs and RSAs	1,426,446	1,690,551	—
Diluted weighted average shares outstanding	33,719,424	35,024,108	33,612,263
Basic income (loss) per common share	$1.25	$1.53	$(0.11)
Diluted income (loss) per common share	$1.20	$1.45	$(0.11)
Stock options, RSUs and RSAs excluded from income (loss) per diluted share because their effect would have been anti-dilutive	1,009,288	420,454	3,526,055

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

5. Property and Equipment
Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2022	2021
	(in thousands)
Computers and purchased software	$2,058	$1,981
Developed software for internal-use	22,168	18,942
Equipment	8,536	6,373
Leasehold improvements	3,256	3,244
Building	2,158	2,158
Furniture and fixtures	527	655
Vehicles	1,406	1,129
Land	754	754
Construction in progress	1,812	956
Total property and equipment	42,675	36,192
Less: Accumulated depreciation and amortization	(23,581)	(18,558)
Total property and equipment, net	$19,094	$17,634
Depreciation and amortization expense related to property and equipment for the years ended September 30, 2022, 2021 and 2020, was $6.5 million, $5.6 million and $4.9 million, respectively. Included in those amounts is amortization of internally developed software for internal-use of $4.7 million, $3.9 million and $2.9 million, respectively.
The Company did not record impairment charges on material property and equipment during the years ended September 30, 2022, 2021 and 2020.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

6.    Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 4.3 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	September 30,
	2022	2021
	(in thousands)
Finance lease – lease asset amortization	$80	$54
Finance lease – interest on lease liabilities	21	22
Operating lease cost	5,695	5,139
Operating lease impairment expense	—	172
Short-term lease cost	337	242
Variable lease cost (1)	1,368	1,532
Sublease income	(111)	(184)
Total net lease cost	$7,390	$6,977
(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	September 30, 2022
(in thousands)	Operating Leases	Finance Leases
2023	$5,267	$116
2024	4,366	97
2025	3,576	68
2026	2,139	65
2027	396	12
Thereafter	—	—
Total lease payments (1)	$15,744	$358
Less: imputed interest (2)	(1,516)	(33)
Total lease liabilities	$14,228	$325

(1) The weighted average remaining lease term is 3.3 years for operating leases and 3.6 years for finance leases.
(2) The weighted average discount rate is 6.2% for operating leases and 5.6% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

(in thousands)	Year Ended September 30,
	2022	2021
Cash paid for amounts included in operating lease liabilities	$4,368	$4,319
Cash paid for amounts included in finance lease liabilities	99	42
Non-cash: lease liabilities arising from new operating lease assets obtained	4,664	3,349
Non-cash: lease liabilities arising from new finance lease assets obtained	175	137
Non-cash: adjustments to lease assets and liabilities[1]	(196)	3,756
(1) These include adjustments due to lease modifications, renewals, and other related adjustments.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

7. Goodwill
The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Goodwill (in thousands)	GovDeals	CAG	Machinio	Total
Balance at September 30, 2019	$23,731	$21,178	$14,558	$59,467
Translation adjustments	—	372	—	372
Balance at September 30, 2020	$23,731	$21,550	$14,558	$59,839
Translation adjustments	—	33	—	33
Balance at September 30, 2021	$23,731	$21,583	$14,558	$59,872
Bid4Assets acquisition (see Note 3)	30,083	—	—	30,083
Translation adjustments	—	(1,045)	—	(1,045)
Balance at September 30, 2022	$53,814	$20,538	$14,558	$88,910
Accumulated goodwill impairment losses as of September 30, 2022, and 2021 were $168.6 million.
Impairment Analysis
Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. As discussed in Note 13 – Fair Value Measurement, the fair value of the Bid4Assets earn-out liability declined by $24.5 million during the fiscal year ended September 30, 2022, due to timing changes impacting the level of auction events and transactions that are expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of September 30, 2022. The Company has also continued to evaluate the impact of the COVID-19 pandemic and other ongoing macroeconomic disruptions on the recoverability of its Goodwill. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended September 30, 2022.
As of July 1, 2022, the Company performed its annual impairment test using the optional qualitative assessment for each of our reporting units. For each of our reporting units, based upon the significance of positive indicators identified through our assessment of qualitative evidence, we concluded that it was more likely than not that the fair value of each reporting unit exceeded their carrying amounts. The Company did not record impairment charges on goodwill during the years ended September 30, 2022, 2021 and 2020.
8. Intangible Assets
Intangible assets consist of the following:

			Balance as of September 30, 2022			Balance as of September 30, 2021
	Useful Life (in years)	Weighted average useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
			(in thousands)			(in thousands)
Contract intangibles	6 - 8	7.5	$17,000	$(3,789)	$13,211	$3,100	$(1,679)	$1,421
Brand and technology	3 - 5	4.2	5,300	(3,089)	2,211	2,700	(1,755)	945
Patent and trademarks	7 - 10	9.0	2,381	(1,569)	812	2,360	(1,273)	1,087
Total intangible assets, net			$24,681	$(8,447)	$16,234	$8,160	$(4,707)	$3,453
The gross carrying amount of total intangible assets increased by $16.5 million during the year ended September 30, 2022, primarily due to the Bid4Assets acquisition. The acquired developed software and trade name are included in the above line items of Technology and Patent and trademarks, respectively. See Note 3 - Bid4Assets Acquisition for further information.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Future expected amortization of intangible assets at September 30, 2022, is as follows:

Year Ending September 30,	Amortization
(in thousands)
2023	$3,790
2024	3,252
2025	2,012
2026	1,767
2027	1,759
Thereafter	3,654
Total	$16,234
Amortization expense related to intangible assets for the years ended September 30, 2022, 2021 and 2020 was $3.7 million, $1.3 million and $1.3 million, respectively. The increase in intangible amortization expense was primarily due to the Bid4Assets acquisition.
The Company did not record impairment charges on any intangible assets during the years ended September 30, 2022, 2021 and 2020. The Company has continued to evaluate the impact of the COVID-19 pandemic, ongoing macroeconomic disruptions, and the subsequent financial performance of Bid4Assets, on the recoverability of its long-lived assets. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the year ended September 30, 2022.
9. 401(k) Benefit Plan
The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions. During the year ended September 30, 2020, the Company changed its employer contributions from a safe harbor matching program to be fully discretionary where employer contributions may be provided to participants based upon the Company's financial performance and metrics at the end of its fiscal and calendar years. For the years ended September 30, 2022, 2021, and 2020, the Company recorded expenses of $1.0 million, $1.1 million and $0.9 million, respectively, related to its contributions to the Plan.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

10. Income Taxes
The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2022	2021	2020
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$—	$—	$—
State	487	293	382
Foreign	555	847	313
	1,042	1,140	695
Deferred tax provision (benefit):
U.S. Federal	4,962	(23,315)	74
State	1,275	(1,252)	(27)
Foreign	50	57	59
	6,287	(24,510)	106
Total (benefit) provision	$7,329	$(23,370)	$801
Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2022	2021
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$12,409	$13,593
Net operating losses—U.S.	24,054	31,456
Accrued vacation and bonus	701	678
Inventory capitalization	683	219
Inventory reserves	24	—
Allowance for doubtful accounts	113	96
Stock compensation expense	2,198	1,415
Operating lease liabilities	3,565	3,605
Depreciation	—	2,339
Other	845	897
Total deferred tax assets before valuation allowance	44,592	54,298
Less: valuation allowance	(12,259)	(13,813)
Net deferred tax assets	32,333	40,485
Deferred tax liabilities:
Amortization of intangibles	3,453	107
Amortization of goodwill	7,595	7,322
Depreciation	938	—
Capitalized costs	2,786	5,602
Operating/right of use assets	3,325	3,394
Pension liability	608	238
Total deferred tax liabilities	$18,705	$16,663
Net deferred taxes	$13,628	$23,822

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2022	2021	2020
U.S. statutory rate	21.0%	21.0%	21.0%
Stock-based stock compensation expense	(2.0)%	(14.1)%	(14.9)%
Nondeductible compensation expense	2.0%	5.5%	(6.0)%
Fair value adjustments of acquisition earn-outs	(10.8)%	—%	—%
Other permanent items	(0.4)%	0.1%	(1.1)%
State taxes	3.3%	3.0%	(13.2)%
Net foreign rate differential	0.1%	0.5%	(0.8)%
Unrecognized tax benefits	—%	0.1%	5.1%
Change in valuation allowance	(3.3)%	(98.9)%	9.9%
Write-down of deferred tax assets on share-based stock compensation	0.5%	0.7%	(12.3)%
Write-down of deferred tax assets on net operating loss	4.2%	(2.8)%	(15.9)%
Other	0.8%	0.2%	1.3%
Effective rate	15.4%	(84.7)%	(26.9)%
As of September 30, 2022 and 2021, the Company had federal and state deferred tax assets of $13.4 million and $23.5 million, respectively, related to available federal and state net operating loss (NOL) carryforwards, foreign tax credit carryforwards, and other U.S. deductible temporary differences. The federal and state NOL carryforwards expire beginning in 2037 and 2023, respectively. The Company's ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. The foreign tax credit carryforwards expire beginning in 2023. At September 30, 2022 and 2021, the Company had deferred tax assets related to available foreign NOL carryforwards of $12.4 million and $13.6 million, respectively. All but $0.5 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2023.
The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. Consideration was given to the tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis. The Company has recorded a valuation allowance of $12.3 million and $13.8 million against its gross deferred tax asset balance at September 30, 2022 and 2021, respectively. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2022, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not that all of its U.S. deferred tax assets are realizable, except for $0.5 million of foreign tax credit carry forwards that expire beginning in 2023.
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
On November 1, 2021, the Company acquired 100% of the stock of Bid4Assets, Inc. for $42.7 million. Under the acquisition method of accounting, the Company recorded a net deferred tax liability of $3.8 million comprised primarily of acquired intangibles netted against NOLs and other deferred assets. The total amount of NOLs, which are subject to limitations under Section 382, were $1.2 million.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was $8.6 million as of September 30, 2022. As of September 30, 2022, and 2021, $20.3 million and $22.4 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended September 30,
	2022	2021	2020
Beginning balance at October 1	$143	$123	$273
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	—	20	—
Reductions for tax positions of prior years	—	—	(150)
Settlements	—	—	—
Balance at September 30	$143	$143	$123
The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During 2022, the Company did not identify any new uncertain tax positions.
The Company recognizes interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. The Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2019 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2019 may be adjusted upon examination by tax authorities if they are utilized.
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

The applicable interest rate on any draws under the Line of Credit is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. The Company pays an Unused Commitment Fee (as fined in the Credit Agreement), on a quarterly basis, equal to 0.05% per annum on the daily amount of the available, but unused, balance on the Line of Credit. The Company also pays a Letter of Credit Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 1.25% on the daily amount available to be drawn for standby letters of credit. Interest incurred on any draws under the Line of Credit, as well as the Unused Commitment Fee and Letter of Credit Fee, are included within Interest and other income, net in the Consolidated Statements of Operations.

The Company may draw upon the Line of Credit for general corporate purposes. Repayments of any borrowings under the Line of Credit shall become available for redraw at any time by the Company.

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2022, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the year ended September 30, 2022, the Company did not make any draws under the Credit Agreement. As of September 30, 2022, the Company had no outstanding borrowings under the Credit Agreement.

During the year ended September 30, 2022, interest expense incurred by the Company under the Credit Agreement was immaterial to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

12. Equity Transactions
Stock Compensation Incentive Plans
The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio. During the year ended September 30, 2022, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock reserved for issuance from $19.1 million to $20.3 million. Accordingly, as of September 30, 2022, the Company has reserved at total of $20.3 million shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of September 30, 2022, 2.3 million shares of common stock remained available for use.
Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Year Ended September 30,
	2022	2021	2020
Equity-classified awards:
Stock options	$2,673	$3,117	$2,054
RSUs & RSAs	5,912	2,977	3,635
Liability-classified awards:
SARs	$(104)	$853	$(29)
Total stock compensation expense:	$8,481	$6,947	$5,660
The Company’s total liabilities for liability-classified stock compensation awards was $0.2 million and $0.5 million as of September 30, 2022 and 2021, the current portion of which was $0.2 million and $0.3 million, respectively.
The table below presents the components of share-based compensation expense by line item within our Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2022	2021	2020
Stock Compensation Expense by Line Item
Technology and operations	$1,307	$1,016	$385
Sales and marketing	2,148	1,541	1,502
General and administrative	5,026	4,390	3,773
Total stock compensation expense:	$8,481	$6,947	$5,660

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Share-Based Award Activity

Stock Options

The table below presents stock option activity (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2021	2,844,285	$10.04	6.14	$34,877
Granted	281,657	$22.60		$—
Exercised	(316,964)	$7.82		$3,817
Forfeited	(31,924)	$27.67		$150
Expired	(71,618)	$34.37		$71
Outstanding as of September 30, 2022	2,705,436	$10.76	5.58	$18,397
Vested and expected to vest as of September 30, 2022	2,645,436	$10.61	5.54	$18,397
Exercisable as of September 30, 2022	1,961,900	$9.29	4.88	$15,224
Of the 743,536 stock options not yet exercisable as of September 30, 2022, 582,441 can become exercisable by satisfying service conditions only, and 161,095 can become exercisable by satisfying service and performance or market conditions.
Stock options containing only service conditions generally vest over periods of one to four years and expire five to ten years from the date of grant. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2022, there was $2.8 million of unrecognized compensation cost related to stock options containing only service conditions, which is expected to be recognized over a weighted-average period of 2.4 years.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the years ended September 30, 2022, 2021 and 2020 were as follows:

Year ended September 30
	2022	2021	2020
Dividend yield	—	—	—
Expected volatility	57.0% - 62.2%	51.0% - 55.9%	46.5% - 51.0%
Risk-free interest rate	1.1% - 3.5%	0.4% - 0.8%	0.5% - 1.5%
Expected term	4.5- 7.4 years	4.6 - 7.6 years	4.6 - 7.4 years

The weighted-average grant date fair value of options granted during the year-ended September 30, 2022, 2021 and 2020 was $10.70, $4.81 and $2.66, respectively. The total intrinsic value of options exercised during 2022, 2021 and 2020 was $3.8 million, $15.0 million and $0.1 million, respectively. Stock options containing performance conditions are discussed separately in the section below.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

RSUs & RSAs

The table below presents RSU & RSA activity (aggregate fair value in thousands):

	RSU & RSA	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of September 30, 2021	917,381	$9.15	1.98	$19,825
Granted	845,419	$21.25		$17,961
Vested	(362,233)	$9.39		$7,344
Forfeited	(298,528)	$8.02		$6,448
Outstanding as of September 30, 2022	1,102,039	$18.66	2.94	$17,919
Expected to vest as of September 30, 2022	959,349	$18.46	2.98	$15,599
Of the outstanding RSUs & RSAs as of September 30, 2022, 647,674 can vest by satisfying service conditions only, and 454,365 can vest by satisfying service and performance or market conditions.

RSUs containing only service conditions vest ratably each year over periods of one to four years. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2022, there was $8.3 million of unrecognized compensation cost related to RSUs containing only service conditions, which is expected to be recognized over a weighted-average period of 2.9 years. RSUs and RSAs containing performance conditions and market conditions are discussed separately in the section below.

SARs

The table below presents SAR award activity (aggregate intrinsic value in thousands):

	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2021	42,045	$6.11	1.25	$652
Exercised	(13,645)	$6.11		$170
Forfeited	(4,250)	$6.11		$58
Outstanding as of September 30, 2022	24,150	$6.11	0.25	$245
Vested and expected to vest as of September 30, 2022	24,150	$6.11	0.25	$245
Exercisable as of September 30, 2022	12,150	$6.11	0.25	$123

The 12,000 SARs not yet exercisable as of September 30, 2022 can become exercisable by satisfying service conditions only.

As of September 30, 2022, there was approximately $0.1 million of unrecognized compensation cost related to SARs containing service conditions, which is expected to be recognized over a weighted-average period of 0.25 years. The Company made cash payments of $0.2 million, $0.4 million and $0.6 million to settle SARs exercised during the years ended September 30, 2022, 2021 and 2020, respectively.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The fair value of outstanding SARs containing only service conditions is estimated using the Black-Scholes option-pricing model. The range of assumptions used to determine the fair value of outstanding SARs as of September 30, 2022, 2021 and 2020 were as follows:

	Year ended September 30
	2022	2021	2020
Dividend yield	—	—	—
Expected volatility	71.7%	78.3%	55.0% - 68.8%
Risk-free interest rate	4.0%	0.1%	0.1% - 0.1%
Expected term	0.25	1.25	0.0-2.3 years

As of September 30, 2022, 2021, and 2020, the weighted-average fair value of SARs outstanding was $9.82, $18.86, and $0.63 per award, respectively. SARs containing performance conditions and market conditions are discussed separately in the section below.

Stock Awards Containing Performance and Market Conditions

Stock awards containing performance conditions vest upon the achievement of specified financial targets of the Company or its business units. Vesting is generally measured on the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing twelve months performance of the Company or its business units. When it is probable that the performance targets will be achieved, stock compensation expense is recognized ratably over the derived service period. If the Company determines that achievement of the performance targets is no longer probable, the Company no longer records expense and reverses all previously recognized expense. As of September 30, 2022, there was $0.7 million of unrecognized compensation costs related to stock options and RSUs & RSAs, containing performance conditions that are considered probable of being met, which is expected to be recognized over a weighted-average period of 2.3 years.

Stock awards containing market conditions vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the award, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. For equity-classified awards, the Company does not reverse expense recognized if the stock price target(s) are not ultimately achieved, but expense is reversed when such situations occur for liability classified awards. As of September 30, 2022, there was $3.4 million of unrecognized compensation costs related to stock options, RSUs and SARs, containing market conditions, which is expected to be recognized over a weighted-average period of 2.1 years.

The fair value of stock options, RSUs and SARs containing market conditions is estimated using Monte Carlo simulations. The range of assumptions used to determine the fair value of these awards during the years ended September 30, 2022, 2021 and 2020 were as follows:

Year ended September 30
	2022	2021	2020
Dividend yield	—	—	—
Expected volatility	57.2% - 62.9%	51.6% - 54.6%	45.2% - 54.9%
Risk-free interest rate	1.1% - 1.5%	0.3% - 0.9%	0.1% - 1.7%
Expected holding period (% of remaining term)	29.4% - 100.0%	31.7% - 100.0%	30.7% - 100.0%

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
On May 13, 2022, the Company's Board of Directors authorized a new stock repurchase plan of up to $12 million of our outstanding shares of common stock through June 30, 2024. The Company repurchased 408,211 shares for $5.4 million during the year ended September 30, 2022 under the May 2022 Repurchase Plan. As of September 30, 2022, the Company may repurchase an additional $6.6 million of shares under the May 2022 Repurchase Plan. On December 6, 2022, the Company's Board of Directors authorized the repurchase of up to an additional $8.4 million of the Company's outstanding shares of common stock through December 31, 2024.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due.

During the year ended September 30, 2022 and September 30, 2021, participants surrendered 23,839 and 82,612 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.
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
Cash and cash equivalents. The Company had $22.0 million and $40.0 million of money market funds considered cash equivalents at September 30, 2022, and 2021, respectively. These assets were measured at fair value at September 30, 2022, and 2021, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.
Contingent consideration. During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded preliminary fair value of contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets as of the acquisition date. The contingent consideration is based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The liability for this consideration is included in Accrued expenses and other current liabilities within the Consolidated Balance Sheets.

The Company's initial estimate of the fair value of the earn-out consideration was informed by the Monte Carlo valuation method and considered potential outcomes based upon the terms and conditions of the merger agreement. The fair value measurements utilized were classified as Level 3 assets within the fair value hierarchy under the provisions of ASC 820, Fair Value Measurements, and ASC 805, Business Combinations. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, volatility of operating results (expense components ranged from 20% to 55%), and the discount rate (13%). The earn-out consideration was preliminarily valued at approximately $28.0 million as of the acquisition date. Fair value of the earn-out consideration will be remeasured at the end of each calendar quarter until December 31, 2022.

The changes in earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value during the year ended September 30, 2022, is as follows (in thousands):

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Contingent Consideration
Balance at September 30, 2021	$—
Earn-out from business acquisition	26,900
Measurement period adjustment	1,100
Payment of achieved earn-out threshold	(3,500)
Change in fair value	(24,500)
Balance at September 30, 2022	$—

During the year ended September 30, 2022, the Company recorded a measurement period adjustment of $1.1 million for the preliminary earn-out consideration fair value with a corresponding increase to goodwill, based on facts and circumstances in existence as of the effective date of the acquisition related to the discount rates associated with the expected earn-out payments. Based on results as of March 31, 2022, Bid4Assets achieved a trailing twelve-month EBITDA threshold resulting in a $3.5 million payment made by the Company to the former shareholders of Bid4Assets.

During the twelve months ended September 30, 2022, the fair value of the earn-out liability was reduced by $24.5 million, such that no amount of fair value was determined present as of September 30, 2022. This reduction was due to a decline in the auction events and transactions that are expected to be completed during the earn-out period ending December 31, 2022, which included extended timelines to advance legislation that allows for online auctions of foreclosed real estate in certain target markets, and other client specific delays in bringing foreclosed real estate to auction. These changes resulted from events occurring subsequent to the November 1, 2021, acquisition date and therefore, were not known nor knowable at that time. These changes in fair value were recorded as a gain within Fair value adjustment of acquisition earn-outs in the Consolidated Statements of Operations.

Other Information. When valuing its Level 3 liability, management's estimation of fair value is based on the best information available in the circumstances and may incorporate management's own assumptions around market demand which could involve a level of judgment, taking into consideration a combination of internal and external factors.

The Company’s financial assets and liabilities not measured at fair value are cash, short-term investments, accounts receivable, and accounts payable. The Company believes the carrying values of these instruments approximate fair value.

As of September 30, 2022, the Company had no non-financial instruments measured at fair value on a non-recurring basis other than fair value measurements associated with the preliminary purchase accounting for Bid4Assets. See Note 3 - Bid4Assets Acquisition for more information. As of September 30, 2022 and 2021, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The net periodic benefit cost is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the years ended September 30, 2022, 2021 and 2020, included the following components:

	Year Ended September 30,
	2022	2021	2020
	(in thousands)
Interest cost	$446	$438	$431
Expected return on plan assets	(775)	(793)	(797)
Amortization of prior service cost	19	21	19
Settlement loss recognized	61	—	—
Total net periodic benefit	$(249)	$(334)	$(347)
The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2022 and 2021:

	Year Ended September 30,
	2022	2021
	(in thousands)
Change in benefit obligation
Beginning balance	$26,955	$26,047
Interest cost	446	438
Benefits paid	(634)	(781)
Actuarial loss/(gain)	(7,613)	152
Foreign currency exchange rate changes	(5,825)	1,099
Ending balance	$13,329	$26,955

	Year Ended September 30,
	2022	2021
	(in thousands)
Change in plan assets
Beginning balance at fair value	$28,208	$26,771
Actual return on plan assets	(5,056)	1,077
Benefits paid	(634)	(781)
Employer's contributions	134	—
Plan Settlements	(1,182)	—
Foreign currency exchange rate changes	(4,916)	1,141
Ending balance at fair value	$16,554	$28,208
Overfunded status of the Scheme	$3,225	$1,253
The pension asset of $3.2 million is recorded in Other long-term assets in the Consolidated Balance Sheet. Because the Scheme is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, which was $13.3 million and $27.0 million at September 30, 2022 and 2021, respectively.
During the year ended September 30, 2022, the Company extended early settlement offers to all members of the Scheme. There was no material impact to the consolidated financial statements as a result of the early settlement offers.
The amounts recognized in Other comprehensive (loss) income related to the Company's qualified defined benefit pension plan, net of taxes, and the related foreign currency translation adjustments, for the years ended September 30, 2022 and 2021, is shown in the following table:

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
	2022	2021
	(in thousands)
Accumulated other comprehensive (loss) income at beginning of year	$(1,885)	$(1,971)
Net actuarial gain (loss)	(328)	170
Foreign currency translation adjustments	2,491	(84)
Accumulated other comprehensive loss at end of year	$278	$(1,885)
The plan complies with the funding provisions of the UK Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.
Actuarial Assumptions
The actuarial assumptions used to determine the benefit obligations at September 30, 2022 and 2021, and to determine the net periodic (benefit) cost for the year were as follows:

	September 30, 2022	September 30, 2021
Discount rate to determine net periodic (benefit) cost	2.00%	1.60%
Expected return on plan assets	4.82%	2.82%
Discount rate to determine benefit obligations	5.50%	2.00%
Rate of increases to deferred CPI linked benefits	3.40%	3.10%
Rate of increases to deferred RPI linked benefits	3.80%	3.60%
Mortality—105% for males and females of S2PxA mortality tables, projected in line with the 2020 Continuous Mortality Investigation projection model and a 1.3% per annum long-term rate of improvement.
Estimated Future Benefit Payments
The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2022	$610
2023	1,027
2024	849
2025	782
2026	810
2027 through 2032	4,398
Total	$8,476
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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The assets are allocated among equity securities, corporate bonds, and diversified funds. The assets are not rebalanced, but the allocation is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2022 and 2021:

	September 30, 2022	September 30, 2021
Equity securities	21.6%	21.0%
Corporate bonds	51.1%	53.0%
Diversified fund	27.0%	26.0%
Cash	0.3%	—%
Total	100.0%	100.0%
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

Balance as of September 30, 2022	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$3,582	$—	$3,582
Corporate bonds	—	8,462	—	8,462
Diversified fund	—	4,467	—	4,467
Cash	43	—	—	43
Total	$43	$16,511	$—	$16,554

Balance as of September 30, 2021	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$5,860	$—	$5,860
Corporate bonds	—	14,878	—	14,878
Diversified fund	—	7,279	—	7,279
Cash	191	—	—	191
Total	$191	$28,017	$—	$28,208

Valuation Techniques
The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources.
15. Legal Proceedings
The Company reserves for contingent liabilities based on ASC 450, Contingencies, when it determines that a liability is probable and reasonably estimable. From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business. However, unless otherwise noted, there are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company's management's judgment have a material adverse effect on the Company.

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in federal court in Montgomery County, Maryland, alleging wrongful termination on the basis of gender, race, and age. The parties have completed the discovery phase of this case. On April 4, 2022, the Company filed a motion for summary judgment. As of the date hereof, the court has not issued its ruling on the motion. The Company believes this claim is without merit and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of this claim.

In October 2021, the Company’s former Chief Marketing Officer filed a claim with the Equal Employment Opportunity Commission (the “EEOC”), alleging wrongful termination on the basis of race and age and that the Company retaliated against him. The Company submitted its position statement to the EEOC on February 8, 2022. As of the date hereof, the EEOC has not communicated the results of its investigation to the Company. The Company believes these claims are without merit and cannot estimate a range of potential liability, if any, at this time. CNA has accepted tender of these claims as well.

16. Segment Information

The Company provides operating results in four reportable segments: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), Machinio. Descriptions of our reportable segments are as follows:

•The GovDeals reportable segment provides self-directed service solutions that enable local and state government entities including city, county and state agencies located in the United States and Canada, to sell surplus, salvage and real estate assets through the GovDeals and Bid4Assets marketplaces (see Note 3 - Bid4Assets Acquisition).

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

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Year Ended September 30,
(in thousands)	2022	2021	2020
GovDeals:
Purchase revenue	$—	$—	$—
Consignment and other fee revenues	59,352	49,579	32,806
Total revenue	59,352	49,579	32,806
Segment gross profit	56,408	47,030	30,721

RSCG:
Purchase revenue	134,092	130,790	118,398
Consignment and other fee revenues	32,007	28,016	18,093
Total revenue	166,100	158,806	136,491
Segment gross profit	63,704	64,564	49,727

CAG:
Purchase revenue	17,179	15,361	9,182
Consignment and other fee revenues	25,396	24,284	20,299
Total revenue	42,575	39,645	29,481
Segment gross profit	29,120	29,324	22,714

Machinio:
Purchase revenue	—	—	—
Consignment and other fee revenues	12,083	9,559	7,213
Total revenue	12,083	9,559	7,213
Segment gross profit	11,471	8,992	6,813

Corporate & Other, including elimination adjustments:
Purchase revenue	—	—	—
Consignment and other fee revenues	(60)	(57)	(51)
Total revenue	(60)	(57)	(51)
Segment gross profit	(60)	(57)	(51)

Consolidated:
Purchase revenue	151,271	146,151	127,580
Consignment and other fee revenues	128,779	111,380	78,360
Total revenue	280,050	257,531	205,940
Total segment gross profit	160,643	149,853	109,924

The following table reconciles segment gross profit used in the reportable segments to the Company's consolidated results:

	Year Ended September 30,
(in thousands)	2022	2021	2020
Reconciliation:
Total segment gross profit	160,643	149,853	109,924
Total operating expenses	113,238	122,685	113,821
Interest and other income, net	(248)	(411)	(924)
Income (loss) before income taxes	47,653	27,579	(2,973)

Liquidity Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements (Continued)

Total segment assets reconciled to consolidated amounts are as follows:

	September 30,
(in thousands)	2022	2021
GovDeals	$237,697	$148,111
RSCG	99,430	84,971
CAG	96,393	94,884
Machinio	32,771	29,806
Corporate & Other, including elimination adjustments	(178,188)	(102,196)
Total Assets:	$288,104	$255,576

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
(in thousands)	2022	2021	2020
United States	$237,720	$214,162	$180,887
Rest of the world	42,330	43,369	25,053
Total Revenue	$280,050	$257,531	$205,940

Total long-lived assets by geographic areas are as follows:

	September 30,
(in thousands)	2022	2021
United States	$18,867	$17,261
Rest of the world	227	373
Total Long-lived Assets	$19,094	$17,634

LIQUIDITY SERVICES, INC.
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(Dollars in Thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2020	$41,909	(121)	—	$41,788
Year ended September 30, 2021	41,788	(27,975)	—	13,813
Year ended September 30, 2022	$13,813	(1,554)	—	$12,259
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2020	$291	200	(102)	$389
Year ended September 30, 2021	389	297	(196)	490
Year ended September 30, 2022	$490	136	(177)	$449
Provision for inventory allowance (deducted from inventory)
Year ended September 30, 2020	$331	328	(359)	$300
Year ended September 30, 2021	300	174	(300)	174
Year ended September 30, 2022	$174	96	(174)	$96

EXHIBIT INDEX

Exhibit No.	Description
2.1
Stock Purchase Agreement, dated July 10, 2018, by and between the Company, Machinio Corp., the stockholders of Machinio Corp., and Shareholder Representative Services, LLC, incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 2, 2018.

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

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 5, 2022.
4.1
Form of Certificate of Common Stock of the Company, incorporated herein by reference to Exhibit 4.1 to Amendment No. 5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on February 21, 2006.

4.2	Description of Securities
10.1
Credit Agreement, dated February 10, 2022, by and between Liquidity Services, Inc., and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on February 10, 2022.

10.2#
Executive Employment Agreement, dated June 13, 2016, by and between the Company and William P. Angrick, III, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on June 17, 2016.

10.3#
Executive Employment Agreement dated July 20, 2015, by and between the Company and Jorge A. Celaya, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 23, 2015.

10.4#
Executive Employment Agreement, dated November 5, 2019, by and between the Company and John P. Daunt, incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 10, 2019.

10.5#
Executive Employment Agreement, dated June 13, 2019, by and between the Company and Steven J. Weiskircher, incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 1, 2019.

10.6#
Executive Employment Agreement, dated July 13, 2016, by and between the Company and Mark A. Shaffer, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 13, 2016.

10.7#
Executive Employment Agreement, dated October 1, 2020, by and between the Company and Novelette Murray, incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 8, 2020.

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

10.11#
Liquidity Services, Inc. Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 28, 2020.

10.11.1#
2022 Amendment to the Liquidity Services, Inc. Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 24, 2022.

10.12#	Machinio Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 10, 2018.
10.13#	Form of Notice of Time-Based Stock Option Grant, filed with the SEC on December 10, 2019.
10.14#	Form of Notice of Time-Based Restricted Stock Units Grant, filed with the SEC on December 10, 2019.
10.15#	Form of Notice of Performance Based Stock Option Grant, filed with the SEC on December 10, 2019.
10.16#	Form of Notice of Performance-Based Restricted Stock Units Grant, filed with the SEC on December 10, 2019.
10.17#
Liquidity Services Inc. Annual Incentive Plan, adopted on December 2, 2020, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 11, 2020.

16.1	Letter of Ernst & Young LLP, dated December 27, 2021
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2022 and 2021, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2022, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 30, 2022, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2022, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2022, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
_______________________________________________________________________________
#     Indicates management contract or compensatory plan.

Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 8, 2022.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 8, 2022.

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