Form 10-Q
period 2022-12-31
LIQUIDITY SERVICES INC
filed 2023-02-02
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of January 30, 2023, was 31,573,219.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	December 31, 2022	September 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,166	$96,122
Short-term investments	3,716	1,819
Accounts receivable, net of allowance for doubtful accounts of $328 and $449	7,969	11,792
Inventory, net	16,369	11,679
Prepaid taxes and tax refund receivable	1,833	1,631
Prepaid expenses and other current assets	7,585	6,551
Total current assets	113,638	129,594
Property and equipment, net	18,548	19,094
Operating lease assets	12,177	13,207
Intangible assets, net	15,252	16,234
Goodwill	89,345	88,910
Deferred tax assets	12,447	13,628
Other assets	7,794	7,437
Total assets	$269,201	$288,104
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,592	$41,982
Accrued expenses and other current liabilities	21,630	23,304
Current portion of operating lease liabilities	4,559	4,540
Deferred revenue	4,022	4,439
Payables to sellers	43,635	49,238
Total current liabilities	105,437	123,503
Operating lease liabilities	8,576	9,687
Other long-term liabilities	235	378
Total liabilities	114,248	133,568
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 35,899,641 shares issued and outstanding at December 31, 2022; 35,724,057 shares issued and outstanding at September 30, 2022	36	36
Additional paid-in capital	260,653	258,275
Treasury stock, at cost; 4,345,018 shares at December 31, 2022, and 3,813,199 shares at September 30, 2022	(69,754)	(62,554)
Accumulated other comprehensive loss	(9,012)	(10,285)
Accumulated deficit	(26,970)	(30,936)
Total stockholders’ equity	154,953	154,536
Total liabilities and stockholders’ equity	$269,201	$288,104

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2022	2021
Purchase revenues	$38,634	$36,217
Consignment and other fee revenues	33,648	30,490
Total revenue	72,282	66,707
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	31,773	27,762
Technology and operations	14,704	13,918
Sales and marketing	10,790	10,044
General and administrative	7,385	8,230
Depreciation and amortization	2,764	2,302
Other operating expenses (income), net	139	(32)
Total costs and expenses	67,555	62,224
Income from operations	4,727	4,483
Interest and other income, net	(389)	(131)
Income before provision for income taxes	5,116	4,614
Provision for income taxes	1,149	1,012
Net income	$3,967	$3,602
Basic income per common share	$0.12	$0.11
Diluted income per common share	$0.12	$0.10
Basic weighted average shares outstanding	31,815,160	32,971,709
Diluted weighted average shares outstanding	32,937,600	34,868,869

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended December 31,
	2022	2021
Net income	$3,967	$3,602
Other comprehensive income (loss):
Foreign currency translation	1,273	(131)
Other comprehensive income (loss), net of taxes	1,273	(131)
Comprehensive income	$5,240	$3,471

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net Income	—	—	—	—	—		3,967	$3,967
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	190,119	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(14,536)	—	(244)	—	—	—	—	(244)
Common stock repurchase	—	—	—	(531,819)	(7,199)	—	—	(7,199)
Stock compensation expense	—	—	2,126	—	—	—	—	2,126
Foreign currency translation	—	—	—	—	—	1,273	—	1,273
Balance at December 31, 2022	35,899,640	$36	$260,653	(4,345,018)	$(69,754)	$(9,012)	$(26,970)	$154,953

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Three Months Ended December 31,
	2022	2021
Operating activities
Net income	$3,967	$3,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,764	2,302
Stock compensation expense	2,081	2,280
Inventory adjustment to net realizable value	—	98
Provision for doubtful accounts	15	11
Deferred tax expense	1,181	881
Gain on disposal of property and equipment	(45)	(6)
Gain on disposal of lease assets	—	(205)
Changes in operating assets and liabilities:
Accounts receivable	3,954	(1,795)
Inventory	(4,680)	(855)
Prepaid taxes and tax refund receivable	(202)	35
Prepaid expenses and other assets	(999)	(1,137)
Operating lease assets and liabilities	(65)	214
Accounts payable	(10,416)	(8,815)
Accrued expenses and other current liabilities	(1,744)	(5,193)
Deferred revenue	(417)	60
Payables to sellers	(5,935)	11,199
Other liabilities	(120)	(805)
Net cash (used in) provided by operating activities	(10,659)	1,871
Investing activities
Purchases of property and equipment, including capitalized software	(1,212)	(1,964)
Cash paid for business acquisitions, net of cash acquired	—	(11,063)
Purchase of short-term investments	(1,847)	—
Other investing activities, net	44	6
Net cash used in investing activities	(3,015)	(13,021)
Financing activities
Payments of the principal portion of finance lease liabilities	(25)	(27)
Taxes paid associated with net settlement of stock compensation awards	(244)	(851)
Proceeds from exercise of stock options, net of tax	496	—
Common stock repurchases	(7,199)	(2,963)
Net cash used in financing activities	(6,972)	(3,841)
Effect of exchange rate differences on cash and cash equivalents	690	(23)
Net decrease in cash and cash equivalents	(19,956)	(15,014)
Cash and cash equivalents at beginning of period	96,122	106,335
Cash and cash equivalents at end of period	$76,166	$91,321
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$159	$(28)
Non-cash: Common stock surrendered in the exercise of stock options	—	$100
Non-cash: Earnout liability for acquisition activity	—	$26,900

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

Results from our operations are organized into four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG) and Machinio. See Note 14 - Segment Information for more information regarding our segments.

Liquidity Services was incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends including any future economic impact from the COVID-19 pandemic, ongoing Russia-Ukraine conflict, inflationary pressures, and impacts from interest rate changes; the Company's susceptibility to rapid technological change; actual and potential competition by entities with greater financial and other resources; and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2022, are not necessarily indicative of the results that may be expected for the year ending September 30, 2023, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three months ended December 31, 2022, these estimates required the Company to make assumptions about the extent and duration of continued restrictions on cross-border transactions and the impact of the COVID-19 pandemic, ongoing Russia-Ukraine conflict, and other disruptions on macroeconomic conditions and, in turn, the Company's results of operations. As there remains uncertainty associated with the COVID-19 pandemic, the Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.9 million as of December 31, 2022, and $0.9 million as of September 30, 2022, and is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.0 million as of December 31, 2022, and $4.4 million as of September 30, 2022, and is included in the line item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2022, contract liability balance, $2.2 million was earned as other fee revenue during the three months ended December 31, 2022.

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues in the line item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of December 31, 2022, the Machinio segment had a remaining performance obligation of $4.0 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $1.8 million as of December 31, 2022, and $1.8 million as of September 30, 2022, and is included in the line item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.3 million and $0.2 million during the three months ended December 31, 2022, and 2021, respectively.

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

Financial instruments that potentially subje5ct the Company to significant concentrations of credit risk consist principally of cash in banks within interest bearing and earnings allowance checking accounts, as well as cash equivalent money market funds, all of which may at times exceed federally insured limits (FDIC and/or SIPC), and Accounts receivable. The Company deposits its cash in interest bearing checking accounts, acquires cash equivalent money market funds, and holds short-term investments designated as held-to-maturity investment securities, each with financial institutions that the Company considers to be of high credit quality.

Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 57.3% and 60.5% of consolidated Cost of goods sold for the three months ended December 31, 2022, and 2021, respectively. These contracts are included within the RSCG reportable segment.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or Accounting Standards Codification (ASC) 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023 and will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its condensed consolidated financial statements and expects to estimate credit losses on its financial assets such as its accounts receivable, cash equivalent money market funds, and short-term investments. While the Company has not experienced significant credit losses historically, the materiality of the impact of adoption will depend on events and conditions as of the date of adoption, which cannot be determined conclusively at this time.

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

The acquisition date fair value of the consideration transferred to the former shareholders of Bid4Assets was approximately $42.7 million consisting of $14.7 million in cash (net of working capital adjustments totaling $0.3 million) and earn-out consideration with a fair value of $28.0 million. Former shareholders of Bid4Assets were eligible to receive earn-out consideration of up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022.

The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of the Bid4Assets acquisition date of November 1, 2021, is as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

(in thousands)	Fair Value
Cash and cash equivalents	$3,576
Intangible assets	16,500
Other assets	346
Total assets acquired	20,422
Payable to sellers	3,715
Operating lease liabilities	204
Deferred tax liability	3,847
Total liabilities assumed	7,766
Net identifiable assets acquired	$12,656
Goodwill	30,084
Total consideration transferred	$42,739

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

The known intangible assets acquired were determined to consist of, and fair valued at, the following:

(in thousands)	Useful Life (in years)	Fair Value
Contract intangibles	8	$13,900
Developed software	3	2,200
Trade name	3	400
Total identifiable intangible assets		$16,500

Contingent Consideration

During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets. Through December 31, 2022, $3.5 million in earn-out payments have been made. As of December 31, 2022, the remaining earn-out fair value is $0 based upon actual performance through the final earn-out measurement period ending December 31, 2022. See further discussion of this matter within Note 11 - Fair Value Measurement.

Other Information

Revenue, net income (loss), and pro forma information related to the Bid4Assets acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three months ended December 31, 2022, and 2021.

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

The computation of Basic and Diluted net income per share is as follows:

	Three months ended December 31,
	2022	2021
Numerator:
Net Income	$3,967	$3,602
Denominator:
Basic weighted average shares outstanding	31,815,160	32,971,709
Dilutive impact of stock options, RSUs and RSAs	1,122,440	1,897,160
Diluted weighted average shares outstanding	32,937,600	34,868,869
Basic income per common share	0.12	$0.11
Diluted income per common share	0.12	$0.10
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	1,906,513	786,593

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

5.
Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 4.1 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended December 31,
	2022	2021
Finance lease – lease asset amortization	$20	$21
Finance lease – interest on lease liabilities	4	5
Operating lease cost	1,358	1,478
Operating lease impairment expense	—	—
Short-term lease cost	137	53
Variable lease cost (1)	375	384
Sublease income	(25)	(36)
Total net lease cost	$1,868	$1,905

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	December 31, 2022
	Operating Leases	Finance Leases
2023	$4,023	$87
2024	4,461	97
2025	3,674	68
2026	2,235	65
2027	420	12
Thereafter	—	—
Total lease payments (1)	$14,814	$329
Less: imputed interest (2)	(1,347)	(29)
Total lease liabilities	$13,467	$301

(1)
The weighted average remaining lease term is 3.1 years for operating leases and 3.4 years for finance leases.
(2)
The weighted average discount rate is 6.2% for operating leases and 5.6% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Three Months Ended December 31,
	2022	2021
Cash paid for amounts included in operating lease liabilities	$1,205	$1,060
Cash paid for amounts included in finance lease liabilities	$25	$27
Non-cash: lease liabilities arising from new operating lease assets obtained	—	$3,224
Non-cash: lease liabilities arising from new finance lease assets obtained	—	$179
Non-cash: adjustments to lease assets and liabilities	—	$(205)

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.
6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio	Total
September 30, 2021	$23,731	$21,583	$14,558	$59,872
Addition: Bid4Assets acquisition	30,083	—	—	30,083
Translation adjustments		(1,045)		(1,045)
September 30, 2022	53,814	20,538	14,558	88,910
Translation adjustments	—	435	—	435
December 31, 2022	$53,814	$20,973	$14,558	$89,345

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company has continued to evaluate the impact of the COVID-19 pandemic, interest rate changes, elevated inflationary levels, and other ongoing macroeconomic disruptions on the recoverability of its goodwill. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended December 31, 2022.

7.
Intangible Assets

Intangible assets consist of the following:

		December 31, 2022			September 30, 2022
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6 - 8	$17,000	$(4,352)	$12,648	$17,000	$(3,789)	$13,211
Technology	3 - 5	5,300	(3,441)	1,859	5,300	(3,089)	2,211
Patent and trademarks	7 - 10	2,381	(1,636)	745	2,381	(1,569)	812
Total intangible assets, net		$24,681	$(9,429)	$15,252	$24,681	$(8,447)	$16,234

Future expected amortization of intangible assets at December 31, 2022, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2023	$2,808
2024	3,252
2025	2,012
2026	1,767
2027 and thereafter	5,413
Total	$15,252

Intangible asset amortization expense was $1.0 million and $0.8 million for the three months ended December 31, 2022, and 2021, respectively. The increase in intangible amortization expense was primarily due to the Bid4Assets acquisition as consummated on November 1, 2021.

The Company has continued to evaluate the impact of the COVID-19 pandemic, interest rate changes, elevated inflationary levels, ongoing macroeconomic disruptions, and the subsequent financial performance of Bid4Assets, on the recoverability of its long-lived assets. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three months ended December 31, 2022

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first three months of fiscal year 2023 and its corresponding effective tax rate is 22.5% compared to 21.3% for the first three months of fiscal year 2022. The change in the effective tax rate for the three months ended December 31, 2022, as compared to the same period in the prior year was primarily due to state and foreign taxes, and the utilization of net operating losses. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Inflation Reduction Act (“IRA”) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022, and introduces a 15% corporate alternative minimum tax (“CAMT”) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal year 2024. We currently are not expecting the IRA to have a material adverse impact on our financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the three months ended December 31, 2022, the Company recorded a benefit of $0.1 million due to the reduction of unrecognized tax benefits related to foreign operations. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of December 31, 2022, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2019 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2019 may be adjusted upon examination by tax authorities if they are utilized.

9.
Debt

On February 10, 2022, the Company entered into a credit facility agreement (Credit Agreement) with Wells Fargo Bank, N.A. Terms of the Credit Agreement provide for revolving loans (Line of Credit) up to a maximum aggregate principal amount of $25.0 million with a $10.0 million sublimit for standby letters of credit. The Credit Agreement ends on March 31, 2024, at which time any remaining amounts outstanding will become due immediately.

The applicable interest rate on any draws under the Line of Credit is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. The Company pays an Unused Commitment Fee (as fined in the Credit Agreement), on a quarterly basis, equal to 0.05% per annum on the daily amount of the available, but unused, balance on the Line of Credit. The Company also pays a Line of Credit Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 1.25% on the daily amount available to be drawn for standby letters of credit. Interest incurred on any draws under the Line of Credit, as well as the Unused Commitment Fee and Letter of Credit Fee, are included within Interest and other expense (income), net in the Condensed Consolidated Statements of Operations.

The Company may draw upon the Line of Credit for general corporate purposes. Repayments of any borrowings under the Line of Credit shall become available for redraw at any time by the Company.

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2022, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three months ended December 31, 2022, the Company did not make any draws under the Credit Agreement. As of December 31, 2022, the Company had no outstanding borrowings under the Credit Agreement.

During the three months ended December 31, 2022, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	3,602	3,602
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	131,070	1	—	—	—	—	—	1
Taxes paid associated with net settlement of stock compensation awards	(40,239)	—	(851)	—	—	—	—	(851)
Forfeitures of restricted stock awards	(14,855)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(147,185)	(2,963)	—	—	(2,963)
Common stock surrendered in the exercise of stock options	—	—	100	(4,678)	(100)	—	—	—
Stock compensation expense	—	—	2,270	—	—	—	—	2,270
Foreign currency translation and other	—	—	—	—	—	(131)	136	5
Balance at December 31, 2021	35,533,071	$36	$253,536	(2,373,946)	$(39,691)	$(9,142)	$(67,660)	$137,079

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended (LTIP), and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. As of December 31, 2022, the Company has reserved a total of 20,300,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of December 31, 2022, 968,585 shares of common stock remained available for use under the LTIP.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended December 31,
	2022	2021
Equity-classified awards:
Stock options	$475	$1,077
RSUs & RSAs	1,651	1,193
Total Equity-classified award	2,126	2,270
Liability-classified awards:
SARs	(44)	10
Total stock compensation expense:	$2,081	$2,280

The table below presents the components of share-based compensation expense by line item within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31, 2022
	2022	2021
Stock-compensation expense by function
Technology and operations	$256	$303
Sales and marketing	508	490
General and administrative	1,317	1,487
Total stock compensation expense:	$2,081	$2,280

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Three Months Ended December 31, 2022
Stock Options granted:
Options containing only service conditions:	175,910
Weighted average exercise price	$14.42
Weighted average grant date fair value	$7.48

Options containing performance conditions:	175,910
Weighted average exercise price	$14.42
Weighted average grant date fair value	$7.48

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	425,430
Weighted average grant date fair value	$15.15

RSUs & RSAs containing performance conditions:	288,420
Weighted average grant date fair value	$15.15

The stock options and RSUs & RSAs containing only service conditions will vest over a four-year service period. The stock options and RSUs & RSAs containing performance conditions will vest upon the achievement of specified financial targets of the Company, a segment, or a division of a segment. Vesting is measured the first day of each fiscal quarter over the three-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the three months ended December 31, 2022, were as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Three Months Ended
December 31, 2022
Dividend yield	—
Expected volatility	62.05% - 62.16%
Risk-free interest rate	3.82% - 3.88%
Expected term	4.48 - 5 years

SARs

During the three months ended December 31, 2022, the Company did not issue any SARs. 8,900 SARs were exercised requiring the Company to make cash payments of $0.1 million. As of December 31, 2022, 15,250 SARs were outstanding.

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

As of September 30, 2022, the Company had $6.6 million remaining share repurchase authorization.

On December 6, 2022, the Company's Board of Directors authorized a new stock repurchase plan of up to $8.4 million of the Company's outstanding shares of common stock through December 31, 2024.

The Company repurchased 531,819 shares for $7.2 million during the three months ended December 31, 2022. As of December 31, 2022, the Company had $7.8 million of remaining authorization to repurchase shares.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. Any shares surrendered to the Company in this manner are not available for future grant.

During the three months ended December 31, 2022, no shares of common stock were surrendered by participants in the exercise of stock options.

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

Cash and cash equivalents. The Company had $15.2 million and $22.0 million of money market funds considered cash equivalents at December 31, 2022, and September 30, 2022, respectively. These assets were measured at fair value at December 31, 2022, and September 30, 2022, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Contingent consideration. During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, Inc. (Bid4Assets), the Company recorded preliminary fair value of contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets as of the acquisition date. The contingent consideration was based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The liability for this consideration is included in Accrued expenses and other current liabilities within the Consolidated Balance Sheets.

The changes in earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value during the three months ended December 31, 2022, is as follows (in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Contingent Consideration
Balance at September 30, 2022	$—
Change in fair value	—
Balance at December 31, 2022	$—

Through December 31, 2022, $3.5 million in earn-out payments have been made. As of September 30, 2022, the earn-out fair value was estimated to be $0 based upon a Monte Carlo simulation of forecasted EBITDA for the final measurement period ending December 31, 2022.

As of December 31, 2022, the remaining earn-out fair value is $0 based upon actual performance through the final earn-out measurement period ending December 31, 2022.

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

As of December 31, 2022, the Company had no non-financial instruments measured at fair value on a non-recurring basis other than fair value measurements associated with the purchase accounting for Bid4Assets. As of December 31, 2022, and September 30, 2022, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic (benefit) is recognized within Interest and other (income), net in the Condensed Consolidated Statements of Operations, and for the three months ended December 31, 2022 and 2021, included the following components:

	Three Months Ended December 31,
(in thousands)	2022	2021
Service cost	$—	$—
Interest cost	196	$132
Expected return on plan assets	(216)	(235)
Amortization of prior service cost	6	5
Settlement loss	—	—
Total net periodic benefit	$(14)	$(98)

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

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in federal court in Montgomery County, Maryland, alleging wrongful termination on the basis of gender, race, and age. The parties have completed the discovery phase of this case. On April 4, 2022, the Company filed a motion for summary judgment. The court granted the motion with respect to the age discrimination claim but denied the motion with respect to the race and gender discrimination claims. The Company believes the remaining claims are without merit and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of this claim.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

In October 2021, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a claim with the Equal Employment Opportunity Commission (the “EEOC”), alleging wrongful termination on the basis of race and age and that the Company retaliated against him. The Company submitted its position statement to the EEOC on February 8, 2022. To date, the EEOC has not taken any action in connection with the Former CMO’s claim. On December 28, 2022, the Former CMO filed a complaint in federal court in Montgomery County, Maryland, which contains the same allegations made in his EEOC claim. The Company believes these claims are without merit and cannot estimate a range of potential liability, if any, at this time. CNA has accepted tender of these claims as well.

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

14.
Segment Information

The Company provides operating results in four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Asset Group (CAG), and Machinio. Descriptions of our reportable segments are as follows:

•
The GovDeals reportable segment provides self-directed service solutions that enable federal, state, and local government entities including city, county and state agencies located in the United States and Canada, to sell surplus, salvage and real estate assets through the GovDeals and Bid4Assets marketplaces.
•
The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell surplus and salvage consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce services. This segment uses the Liquidation.com, Secondipity and AllSurplus marketplaces.
•
The CAG reportable segment provides managed and self-directed service solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus and idle assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial seller assets are located across the Americas, Europe, Australia, Asia, and Africa. This segment uses the AllSurplus and GoIndustry DoveBid marketplaces.
•
The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. Machinio also offers the Machinio System service that provides equipment sellers with a set of online marketing tools that includes website hosting, email marketing, and inventory management.

We also report results for Corporate & Other, including elimination adjustments.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (CODM), which is the Company's Chief Executive Officer, with oversight by the Board of Directors. The Company reports reportable segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with this assessment, the CODM uses direct profit to evaluate the performance of each segment. Segment direct profit, previously referred to as segment gross profit, continues to be calculated as total revenue less cost of goods sold (excluding depreciation and amortization).

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended December 31,
(in thousands)	2022	2021
GovDeals:
Purchase revenue	$—	$—
Consignment and other fee revenues	13,607	13,984
Total revenue	13,607	13,984
Segment direct profit	$12,892	$13,295

RSCG:
Purchase revenue	$35,870	$32,083
Consignment and other fee revenues	10,145	6,601
Total revenue	46,015	38,684
Segment direct profit	$16,011	$14,257

CAG:
Purchase revenue	$2,763	$4,134
Consignment and other fee revenues	6,629	7,073
Total revenue	9,393	11,207
Segment direct profit	$8,502	$8,719

Machinio:
Purchase revenue	$—	$—
Consignment and other fee revenues	3,267	2,832
Total revenue	3,267	2,832
Segment direct profit	$3,105	$2,674

Corporate & Other, including elimination adjustments:
Purchase revenue	$—	$—
Consignment and other fee revenues	—	—
Total revenue	—	—
Segment direct profit	$—	$—

Consolidated:
Purchase revenue	$38,634	$36,217
Consignment and other fee revenues	33,648	30,490
Total revenue	72,282	66,707
Total Segment direct profit	$40,509	$38,945

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended December 31,
(in thousands)	2022	2021
Reconciliation:
Total segment direct profit	$40,509	$38,945
Other costs and expenses from operations (1)	35,643	34,494
Interest and other income, net	(249)	(163)
Income before provision for income taxes	$5,116	$4,614

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended December 31, 2022, and 2021 was 13.5% and 13.5%, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Results from our operations are organized into four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. See Note 14 - Segment Information to the condensed consolidated financial statements for more information regarding our segments.

Macroeconomic Conditions

Supply chain challenges and shifting consumer sentiment. Constraints in the production of new vehicles, particularly as it relates to new fleet sales, are currently limiting the supply of used vehicles available for sale on our marketplaces, while used car market price indices are simultaneously experiencing heightened volatility. In addition, general consumer behavior appears to be more cautious, focused more on essential goods with limited discretionary high-value purchases. These conditions are slowing our GMV, Revenues, Segment direct profit and Segment direct profit margins, and may continue to do so while these conditions persist, or if similar challenges emerge in other key asset categories.

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

Russia-Ukraine Conflict. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing. In response to the invasion, numerous countries, including the United States, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals. The conflict has further heightened global supply chain disruptions and impacted the international trade and energy markets. For the three months ended December 31, 2022, and 2021, the Company's total revenues directly associated with Russia and Ukraine were not material to our consolidated financial results. We will continue monitoring the events in Ukraine and any potential future impacts on our business.

COVID-19 Pandemic. The Company has been closely monitoring the COVID-19 pandemic. In April 2020, the Company experienced the largest impacts on its operations thus far stemming from the initial actions taken by governments and the private sector to limit the spread of COVID-19. The restrictions on economic activity were caused, in part, by business closures, limitations on the operations of business activity and significant prioritization of essential business functions. COVID-19 and its variants continue to impact the global economy, supply chains, and the ability to conduct commerce due to ongoing travel restrictions in various countries, and episodic lockdowns within regions of China. Additionally, the COVID-19 pandemic in combination with various macroeconomic factors has impacted the supply chain of new vehicles, and construction and heavy equipment production, which in turn negatively affected the supply of used vehicles and construction and heavy equipment being sold in North America.

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

Industry Trends

We believe there are several industry trends positively impacting the long-term growth of our business including:

•
the increase in volume of returned merchandise handled both online and in stores as online and omni-channel retail grow as a percentage of overall retail sales;
•
the increase in government regulations and the need for corporations to have sustainability solutions with verifiable recycling and remarketing of surplus assets;
•
the increase in outsourcing surplus disposition and end-of-life assets by corporations and government entities as they focus on reducing costs, improving transparency, compliance and working capital, and increasingly prefer service providers with proven track records, innovative scalable solutions and the ability to make a strategic impact in the reverse supply chain;
•
an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which could impact our long term growth;
•
the increase in demand from sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events; and
•
in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets.

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of December 31, 2022, we had 5.0 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of buyers. During the twelve months ended December 31, 2022, the approximate number of registered buyers increased from 4,713,000 to 4,958,000, or 5%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Revenues

Substantially all of our revenue is earned through the following transaction models:

Purchase model. Under our purchase transaction model, we recognize revenue within the Purchase revenues line item on the Condensed Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. Revenue from our purchase transaction model accounted for 53.4% and 54.3% of our Total revenue for the three months ended December 31, 2022, and 2021, respectively, and 14.3% and 14.5% of our Gross Merchandise Volume (GMV) for the three months ended December 31, 2022, and 2021, respectively. These amounts included sales of commercial merchandise sourced from multiple vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts represented 57.3% and 60.5% of Cost of goods sold for the three months ended December 31, 2022, and 2021, respectively.

Consignment model. Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces, and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized upon auction close or upon collection of auction proceeds, depending upon the settlement service level selected by the seller. Revenue under the consignment model is recorded within the Consignment and other fee revenues line item on the Condensed Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. Revenue from our consignment transaction model accounted for 38.9% and 38.4% of our Total revenue for the three months ended December 31, 2022, and 2021, respectively, and 85.7% and 85.5% of our GMV for the three months ended December 31, 2022, and 2021, respectively.

Other fee revenues. We also earn non-consignment fee revenue from Machinio's subscription services, as well as other services including asset valuation. Non-consignment fee revenue is recorded within the Consignment and other fee revenues line item on the Condensed Consolidated Statements of Operations. Other fee revenues accounted for 7.7% and 7.3% of our Total revenues for the three months ended December 31, 2022, and 2021, respectively.

Our Vendor Agreements

Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. The property we purchased under these contracts represented 57.3% and 60.5% Cost of goods sold for the three months ended December 31, 2022, and 2021, respectively. This contract is included within our RSCG segment. Our agreements with our other sellers are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three months ended December 31, 2022, was $270.8 million.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2022, and 2021, we had 5.0 million and 4.7 million, registered buyers, respectively. None of our buyers represented more than 10% of our revenue during the three months ended December 31, 2022.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2022, and 2021, 744,000 and 642,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2022, and 2021, we completed 214,000 and 211,000 transactions, respectively.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2022, and in Note 2 — Summary of Significant Accounting Policies to the condensed consolidated financial statements. The following discussion is a supplement to the disclosures referenced in connection with accounting estimates made in preparing the purchase accounting for the Bid4Assets acquisition completed during the year ended September 30, 2022.

Earn-out liability. Following the acquisition of Bid4Assets during the year ended September 30, 2022, shareholders of Bid4Assets were eligible to receive up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The earn-out consideration was preliminarily fair valued at approximately $28.0 million as of the acquisition date on November 1, 2021. As of December 31, 2022, $3.5 million in earn out payments have been made, and the remaining earn-out fair value is $0 based upon actual performance through the final earn-out measurement period ending December 31, 2022. During the year ended September 30, 2022, the significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, a high level of volatility of operating results given the nature of the business model and its economic environment create a wider range of potential outcomes over the earn-out period, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our purchase price allocation, goodwill arising from the Bid4Assets acquisition was determined to be $30.1 million. As discussed in Note 11 – Fair Value Measurement, the fair value of the Bid4Assets earn-out liability declined by $24.5 million during the fiscal year ended September 30, 2022. As of December 31, 2022, there was determined to be no remaining earn-out liability. The decline in earn-out liability since the acquisition date was due to timing changes, which were not known nor knowable as of the acquisition date, impacting the level of auction events and transactions that were expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of December 31, 2022. The Company will continue to monitor for changes that could impact the recoverability of its goodwill.

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

Technology and operations. Technology expenses primarily consist of the cost of technical staff (including stock compensation), third party services, licenses, and infrastructure, all as required to develop, configure, deploy, maintain, and secure our marketplace platforms, business operational systems, and facilities. Technology expenses are net of the required capitalization of costs associated with enhancing our marketplace platforms and other software development activities. Depreciation and amortization of capitalized software development costs, purchased software, acquired developed software intangible assets, and computer hardware are included within Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. Technology expenses are presented separately from Costs of goods sold (excluding depreciation and amortization) in the Condensed Consolidated Statements of Operations, as these expenses provide for the general availability of our marketplace platforms and other business operational systems and are not attributable to specific revenue generating transaction activity occurring on our marketplaces.

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

Other operating expenses (income). Other operating expenses, net includes impairment of long-lived and other assets, impacts of lease terminations, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other income, net. Interest and other income, net consists of interest income on interest bearing checking accounts, money market funds, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes. For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate after discrete items was 22.5% for the three months ended December 31, 2022. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended December 31,		Change
	2022	2021	$	%
Purchase revenues	$38,634	$36,217	$2,417	6.7%
Consignment and other fee revenues	33,648	30,490	3,158	10.4%
Total revenue	72,282	66,707	5,575	8.4%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	31,773	27,762	4,011	14.4%
Technology and operations	14,704	13,918	786	5.6%
Sales and marketing	10,790	10,044	746	7.4%
General and administrative	7,385	8,230	(845)	(10.3)%
Depreciation and amortization	2,764	2,302	462	20.1%
Other operating expenses (income), net	139	(32)	171	NM
Total costs and expenses	67,555	62,224	5,331	8.6%
Income from operations	4,727	4,483	244	5.4%
Interest and other income, net	(389)	(131)	(258)	(196.7)%
Income before provision for income taxes	5,116	4,614	502	10.9%
Provision for income taxes	1,149	1,012	137	13.5%
Net income	$3,967	$3,602	$365	10.1%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (previously referred to as segment gross profit which continues to be calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,
(dollars in thousands)	2022	2021
GovDeals:
GMV	$161,122	$156,935
Total revenue	$13,607	$13,984
Segment direct profit	$12,892	$13,295
Segment direct profit as a percentage of total revenue	94.7%	95.1%
RSCG:
GMV	$64,897	$53,369
Total revenue	$46,015	$38,684
Segment direct profit	$16,011	$14,257
Segment direct profit as a percentage of total revenue	34.8%	36.9%
CAG:
GMV	$44,756	$49,862
Total revenue	$9,393	$11,207
Segment direct profit	$8,502	$8,719
Segment direct profit as a percentage of total revenue	90.5%	77.8%
Machinio:
GMV	—	—
Total revenue	$3,267	$2,832
Segment direct profit	$3,105	$2,674
Segment direct profit as a percentage of total revenue	95.0%	94.4%
Consolidated:
GMV	$270,775	$260,166
Total revenue	$72,282	$66,707

Three Months Ended December 31, 2022, Compared to the Three Months Ended December 31, 2021

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment decreased 2.7%, or $0.4 million, as macroeconomic challenges have slowed the supply of used vehicles. While GMV increased 2.7%, or $4.2 million, which also reflects an increase in market share and expansion of our real estate category, the used vehicles headwinds increased the relative mix of real estate sales, which are generally conducted at a lower take-rate (i.e., revenue as a percentage of GMV) than our traditional GovDeals asset categories, and caused revenue as a percentage of GMV to decrease to 8.4% from 8.9% last year. As a result of the decrease in revenues, segment direct profit decreased 3.0%, or $0.4 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased $7.3 million, or 18.9%, due to an $11.5 million, or 21.6%, rise in GMV through continued diversification in its client programs, primarily under the consignment model, as well as expanded buyer channels and distribution networks. Segment direct profit increased by $1.8 million, or 12.3%, while segment direct profit as a percentage of total revenue declined from 36.8% to 34.8%, as changes in consumer sentiment have affected our product mix, which has a higher proportion of lower value products than the prior year.

CAG. Revenue from the CAG reportable segment decreased by $1.8 million, or 16.2%, due to a $5.1 million, or 10.2%, decrease in GMV primarily due to project timing and the availability of international spot purchase transactions. As a result of the decrease in revenues, segment direct profit decreased $0.2 million, or 2.5%. Segment direct profit as a percentage of total revenue increased 12.7% due to favorable margins for international transactions as compared to the prior year. Challenged global supply chains are experiencing heightened disruptions from the Russian invasion of Ukraine and its impacts on international trade and energy markets, COVID-19 and other disruptions, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 15.3%, or $0.4 million, due to continued increases in subscriptions. As a result of the increase in revenues, segment direct profit increased 16.0%, or $0.4 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $5.6 million, or 8.4%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $4.0 million, or 14.4%, which changed at a higher rate than Total revenues primarily due to an increase in purchase transactions at the RSCG segment.

Technology and operations expenses. Technology and operations expenses increased $0.8 million, or 5.6%, from the impact of the growth in our distribution network facilities, market share expansion, and client diversification efforts that occurred throughout the past year, as well as other inflationary cost increases.

Sales and marketing expenses. Sales and marketing expenses increased $0.7 million, or 7.4%, from the impact of our market share expansion and client diversification efforts that occurred throughout the past year, as well as other inflationary cost increases, and partially offset by a $0.9 million non-recurring benefit from a concluded client program.

General and administrative expenses. General and administrative expenses decreased $0.8 million, or 10.3%, as variable costs were incurred in the past year to support the expansion of our sales, marketing, technology and operations functions.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 20.0%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Other operating expenses (income). Other operating expenses (income) was consistent between the three months ended December 31, 2022 and 2021.

Interest and other (income), net. Interest and other expenses (income), net increased $0.3 million, due to the effect of rising interest rates on our cash equivalent and short-term investment holdings.

Provision for income taxes. Provision for income taxes increased $0.1 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Non-GAAP Financial Measures

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA. Non-GAAP EBITDA is a supplemental non-GAAP financial measure and is equal to Net income (loss) plus Interest and other expense (income), net excluding the non-service components of net periodic pension (benefit); Provision (benefit) for income taxes; and Depreciation and amortization. Interest and other expense (income), net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Non-GAAP Adjusted EBITDA differs from Non-GAAP EBITDA because we further adjust Non-GAAP EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, and goodwill, long-lived asset and other non-current asset impairment.

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
•
The authoritative guidance related to business combinations requires the initial recognition of contingent consideration at fair value based upon information known or knowable as of the acquisition date, with subsequent changes in fair value recorded through the Consolidated Statements of Operations and disallows the capitalization of transaction costs. We believe adjusting for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.
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
•
We believe Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA are important indicators of our operational strength and the performance of our business because they provide a link between profitability and operating cash flow.
•
We also believe that analysts and investors use Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA as supplemental measures to evaluate the overall operating performance of companies in our industry.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2022	2021
Net income	$3,967	$3,602
Interest and other income, net[1]	(303)	(33)
Provision for income taxes	1,149	1,012
Depreciation and amortization	2,764	2,302
EBITDA	$7,577	$6,883
Stock compensation expense	2,081	2,280
Acquisition costs and impairment of long-lived and other non-current assets[2]	184	211
Non-GAAP Adjusted EBITDA	$9,842	$9,374

1 Interest and other expenses (income), net excludes non-services pension and other postretirement benefit expenses.

2 Acquisition costs and impairment of long-lived and other non-current assets, are components of Other operating expenses (income), net on the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of December 31, 2022, we had $76.2 million in cash and cash equivalents, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the three months ended December 31, 2022, and December 31, 2021, were $1.2 million and $2.0 million, respectively. This decrease was primarily driven by prior year growth in our distribution network facilities. As of December 31, 2022, we had no significant outstanding commitments for capital expenditures.

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

Credit Agreement

The Company maintains a $25.0 million Credit Agreement due March 31, 2024 (Credit Agreement). The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three months ended December 31, 2022, the Company did not make any draws under the Credit Agreement. As of December 31, 2022, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

The obligations under the Credit Agreeunment are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2022, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.8 million of undistributed foreign earnings as of December 31, 2022. As of December 31, 2022, and September 30, 2022, $18.0 million and $20.3 million, respectively, of cash and cash equivalents was held outside of the U.S.

Other Uses of Capital Resources

Bid4Assets Earn-out Liability. As of December 31, 2022, the remaining earn-out fair value is $0 based upon actual performance through the final earn-out measurement period ending December 31, 2022.

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

As of September 30, 2022, the Company had $6.6 million remaining share repurchase authorization.

On December 6, 2022, the Company's Board of Directors authorized a new stock repurchase plan of up to $8.4 million of the Company's outstanding shares of common stock through December 31, 2024.

The Company repurchased 531,819 shares for $7.2 million during the three months ended December 31, 2022. As of December 31, 2022, the Company had $7.8 million of remaining authorization to repurchase shares.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Three Months Ended December 31, 2022 Compared to the Three Months Ended December 31, 2021

Net cash provided by (used in) operating activities was ($10.7) million and $1.9 million for the three months ended December 31, 2022, and 2021, respectively. The $12.6 million decrease in cash provided by operating activities between periods was attributable to cash flows associated with accounts payable and payables to sellers which had a net decrease of $18.7 million. While a decrease in the first fiscal quarter generally occurs due to seasonality in the timing of auction events and settlement payments, including lower transaction volumes around the holidays at the end of the quarter, the larger decrease towards the end of the three months ended December 31, 2022, was also affected by macroeconomic challenges slowing the supply of used vehicles.

Net cash used in investing activities was $3.0 million and $13.0 million for the three months ended December 31, 2022, and 2021, respectively. The $10.0 million decrease in cash used in investing activities was driven by the prior year $11.2 million in cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired. See Note 3 - Bid4Assets Acquisition for further information. This decrease was offset by $1.8 million in short-term investments purchased during the three months ended December 31, 2022.

Net cash used in financing activities was $6.9 million and $3.8 million for the three months ended December 31, 2022, and 2021, respectively. The $3.1 million increase in cash used in financing activities was primarily driven by a $4.2 million increase in share repurchases, offset by $0.6 million in lower taxes paid in connection with the net settlement of stock compensation awards, and $0.5 million of proceeds from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. As of December 31, 2022, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of December 31, 2022, we do not have any debt, however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars.

Outside the United States, we generate revenues and incur expenses in both U.S. dollars and local currencies. Our primary foreign exchange exposures include British Pounds, Canadian Dollars, Chinese Yuan, Euros, and Hong Kong Dollars. When we translate the results and net assets of our international operations into U.S. dollars for financial reporting purposes, movements in exchange rates will affect our reported results. Volatile market conditions arising from ongoing macroeconomic conditions such as rising interest rates at federal banks and the Russia-Ukraine conflict, may result in significant changes in exchange rates, which could affect our results of operations expressed in U.S. dollars. A hypothetical 10% decrease in foreign exchange rates reduce our total expected revenues by approximately 1%. The potential impact on pre-tax earnings would be less as total expected expenses would also decrease.

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

As of December 31, 2022 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2022, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 13 - Legal Proceedings and Other Contingencies, of the accompanying Notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022. In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended December 31, 2022.

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as a Part of a	of Shares that May Yet be
Period			Publicly Announced	Purchased Under the
	Shares Purchased[1]	Paid Per Share	Program	Programs (in million)
October 1, 2022, to October 31, 2022	—	$—	—	$6.6
November 1, 2022, to November 30, 2022	—	$—	—	$6.6
December 1, 2022, to December 31, 2022	531,819	$13.53	531,819	$7.8
Total	531,819		531,819

From time to time, we have been authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Repurchase programs may be discontinued or suspended at any time and will be funded using our available cash.

On December 6, 2022, the Company's Board of Directors authorized a new stock repurchase plan of up to $8.4 million of the Company's outstanding shares of common stock through December 31, 2024.

As of December 31, 2022, the Company had $7.8 million of remaining authorization to repurchase shares.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1

Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 5, 2022.

10.1	Form of Amended and Restated Executive Employment Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 20, 2023.

10.2	Form of Change in Control Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 20, 2023.

10.3	Form of Indemnification Agreement for directors and officers.

10.4	Form of Employee Agreement Regarding Confidentiality, Intellectual Property, and Competitive Activities.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
February 2, 2023	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer
February 2, 2023	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer