Form 10-Q
period 2023-03-31
LIQUIDITY SERVICES INC
filed 2023-05-04
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 1, 2023, was 30,679,393.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	March 31, 2023	September 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$95,583	$96,122
Short-term investments	5,615	1,819
Accounts receivable, net of allowance for doubtful accounts of $313 and $449	5,960	11,792
Inventory, net	15,290	11,679
Prepaid taxes and tax refund receivable	1,994	1,631
Prepaid expenses and other current assets	6,135	6,551
Total current assets	130,577	129,594
Property and equipment, net	18,245	19,094
Operating lease assets	11,414	13,207
Intangible assets, net	14,274	16,234
Goodwill	89,464	88,910
Deferred tax assets	11,104	13,628
Other assets	8,019	7,437
Total assets	$283,097	$288,104
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$42,915	$41,982
Accrued expenses and other current liabilities	24,755	23,304
Current portion of operating lease liabilities	4,505	4,540
Deferred revenue	4,530	4,439
Payables to sellers	47,342	49,238
Total current liabilities	124,047	123,503
Operating lease liabilities	7,776	9,687
Other long-term liabilities	200	378
Total liabilities	132,023	133,568
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 36,049,719 shares issued and outstanding at March 31, 2023; 35,724,057 shares issued and outstanding at September 30, 2022	36	36
Additional paid-in capital	262,118	258,275
Treasury stock, at cost; 5,096,341 shares at March 31, 2023, and 3,813,199 shares at September 30, 2022	(79,586)	(62,554)
Accumulated other comprehensive loss	(8,769)	(10,285)
Accumulated deficit	(22,725)	(30,936)
Total stockholders’ equity	151,074	154,536
Total liabilities and stockholders’ equity	$283,097	$288,104

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Purchase revenues	$47,273	$37,384	$85,907	$73,602
Consignment and other fee revenues	34,180	30,891	67,829	61,381
Total revenue	81,453	68,275	153,736	134,983
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	40,366	28,968	72,139	56,730
Technology and operations	14,791	13,872	29,495	27,790
Sales and marketing	11,854	11,273	22,644	21,317
General and administrative	6,404	7,053	13,789	15,284
Depreciation and amortization	2,803	2,603	5,567	4,906
Fair value adjustment of acquisition earn-outs	—	(8,500)	—	(8,500)
Other operating (income) expenses, net	(11)	23	129	(10)
Total costs and expenses	76,207	55,292	143,763	117,517
Income from operations	5,246	12,983	9,973	17,466
Interest and other income, net	(572)	(46)	(961)	(177)
Income before provision for income taxes	5,818	13,029	10,934	17,643
Provision for income taxes	1,573	1,059	2,723	2,071
Net income	$4,245	$11,970	$8,211	$15,572
Basic income per common share	$0.14	$0.37	$0.26	$0.48
Diluted income per common share	$0.13	$0.35	$0.25	$0.45
Basic weighted average shares outstanding	31,305,214	32,561,903	31,562,988	32,769,057
Diluted weighted average shares outstanding	32,124,188	34,004,568	32,544,953	34,382,149

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income	$4,245	$11,970	$8,211	$15,572
Other comprehensive income (loss):
Foreign currency translation	243	(169)	1,516	(300)
Other comprehensive income (loss), net of taxes	243	(169)	1,516	(300)
Comprehensive income	$4,488	$11,801	$9,727	$15,272

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net Income	—	—	—	—	—		3,967	3,967
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	190,119	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(14,536)	—	(244)	—	—	—	—	(244)
Common stock repurchase	—	—	—	(531,819)	(7,199)	—	—	(7,199)
Stock compensation expense	—	—	2,126	—	—	—	—	2,126
Foreign currency translation	—	—	—	—	—	1,273	—	1,273
Balance at December 31, 2022	35,899,640	$36	$260,653	(4,345,018)	$(69,754)	$(9,012)	$(26,970)	$154,953
Net income	—	—	—	—	—	—	4,245	4,245
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	184,791	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(34,713)	—	(492)	—	—	—	—	(492)
Common stock repurchase	—	—	—	(749,903)	(9,814)	—	—	(9,814)
Shares swapped to exercise stock options	—	—	18	(1,420)	(18)	—	—	(0)
Stock compensation expense	—	—	1,939	—	—	—	—	1,939
Foreign currency translation	—	—	—	—	—	243	—	243
Balance at March 31, 2023	36,049,718	$36	$262,118	(5,096,341)	$(79,586)	$(8,769)	$(22,725)	$151,074

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Six Months Ended March 31,
	2023	2022
Operating activities
Net income	$8,211	$15,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,567	4,906
Stock compensation expense	3,882	4,272
Inventory adjustment to net realizable value	847	98
Provision for doubtful accounts	194	11
Deferred tax expense	2,524	1,590
Impairment of long-lived and other non-current assets	—	31
Gain on disposal of property and equipment	(55)	(13)
Gain on termination of lease	—	(240)
Change in fair value of earn-out liability	—	(8,500)
Changes in operating assets and liabilities:
Accounts receivable	5,801	(637)
Inventory	(4,438)	(709)
Prepaid taxes and tax refund receivable	(363)	(3)
Prepaid expenses and other assets	310	(1,230)
Operating lease assets and liabilities	(155)	422
Accounts payable	902	393
Accrued expenses and other current liabilities	1,461	(8,121)
Deferred revenue	90	442
Payables to sellers	(2,314)	7,149
Other liabilities	(129)	(806)
Net cash provided by operating activities	22,335	14,627
Investing activities
Cash paid for business acquisitions, net of cash acquired	—	(11,164)
Purchases of property and equipment, including capitalized software	(2,711)	(3,572)
Purchase of short-term investments	(3,696)	—
Other investing activities, net	51	9
Net cash used in investing activities	(6,356)	(14,727)
Financing activities
Common stock repurchases	(16,963)	(19,998)
Taxes paid associated with net settlement of stock compensation awards	(736)	(1,809)
Payments of the principal portion of finance lease liabilities	(50)	(51)
Payment for debt issuance cost	—	(91)
Proceeds from exercise of stock options, net of tax	496	—
Net cash used in financing activities	(17,253)	(21,949)
Effect of exchange rate differences on cash and cash equivalents	735	(22)
Net decrease in cash and cash equivalents	(539)	(22,071)
Cash and cash equivalents at beginning of period	96,122	106,335
Cash and cash equivalents at end of period	$95,583	84,264
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$539	$350
Non-cash: Common stock surrendered in the exercise of stock options	18	100
Non-cash: Earn-out liability for acquisition activity	—	19,500

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

Our business delivers value to stockholders by unleashing the intrinsic value of surplus through our marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in growing numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and stockholders.

Results from our operations are organized into four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG) and Machinio. See Note 14 - Segment Information for more information regarding our segments.

Liquidity Services was incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends including any future economic impact from the COVID-19 pandemic, ongoing Russia-Ukraine conflict, increasing tensions between the United States and China, inflationary pressures, recent volatility in the financial services industry, and impacts from interest rate changes; the Company's susceptibility to rapid technological change, actual and potential competition by entities with greater financial and other resources, and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending September 30, 2023, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and six months ended March 31, 2023, these estimates required the Company to make assumptions about the extent and duration of continued restrictions on cross-border transactions and the impact of the COVID-19 pandemic, ongoing Russia-Ukraine conflict, increasing tensions between the United States and China, and other disruptions on macroeconomic conditions and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.0 million as of March 31, 2023, and $0.9 million as of September 30, 2022, and is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.5 million as of March 31, 2023, and $4.4 million as of September 30, 2022, and is included in the line item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2022, contract liability balance, $3.5 million was earned as other fee revenue during the six months ended March 31, 2023.

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues in the line item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of March 31, 2023, the Machinio segment had a remaining performance obligation of $4.5 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $2.0 million as of March 31, 2023, and $1.8 million as of September 30, 2022, and is included in the line item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.3 million and $0.6 million during the three and six months ended March 31, 2023, and $0.3 million and $0.5 million during the three and six months ended March 31, 2022.

Treasury Stock

Treasury stock is presented at cost, including any applicable excise taxes, commissions and fees, as a reduction of stockholders’ equity in the consolidated balance sheets and statements of equity. Treasury stock held by us may be retired or reissued in the future.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks within non-interest bearing, interest-bearing, and earnings allowance checking accounts, as well as cash equivalent money market funds, all of which exceed the applicable U.S. federal (FDIC and/or SIPC) and local jurisdiction (foreign banking institutions) insurance limits, and Accounts receivable. The recent disruptions in the financial services industry have created significant market challenges and uncertainty for entities that bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States. The Company did not maintain any funds or lending relationships with any of the banks impacted and the banks we do maintain accounts and relationships with have, to date, not experienced any significant disruptions.

The Company deposits its cash in interest bearing checking accounts, acquires cash equivalent money market funds, and holds short-term investments designated as held-to-maturity investment securities, each with financial institutions that the Company considers to be of high credit quality. Management continually monitors the financial institutions with whom we conduct business and takes appropriate measures, when necessary, to manage potential risk exposure to our cash balances above the insurance limits.

Additionally, the Company has multiple vendor contracts with Amazon.com, Inc. under which the Company acquires and sells commercial merchandise. The property purchased under these contracts with Amazon.com, Inc. represented 63.2% and 51.7% of consolidated Cost of goods sold for the three months ended March 31, 2023 and 2022, respectively, and 60.6% and 56.0% of consolidated Cost of goods sold for the six months ended March 31, 2023 and 2022, respectively. These contracts are included within the RSCG reportable segment.

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

Contingent Consideration

During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets. Through December 31, 2022, $3.5 million in earn-out payments were made. The remaining earn-out fair value was $0 based upon actual performance through the final earn-out measurement period ending December 31, 2022. See further discussion of this matter within Note 11 - Fair Value Measurement.

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

The computation of Basic and Diluted net income per share is as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three months ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Numerator:
Net income	$4,245	$11,970	$8,211	$15,572
Denominator:
Basic weighted average shares outstanding	31,305,214	32,561,903	31,562,988	32,769,057
Dilutive impact of stock options, RSUs and RSAs	818,974	1,442,665	981,965	1,613,092
Diluted weighted average shares outstanding	32,124,188	34,004,568	32,544,953	34,382,149
Basic income per common share	$0.14	$0.37	$0.26	$0.48
Diluted income per common share	$0.13	$0.35	$0.25	$0.45
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	2,303,254	1,327,292	1,837,326	1,246,493

5.
Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 3.8 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Finance lease – lease asset amortization	$20	$21	$39	$42
Finance lease – interest on lease liabilities	4	5	8	10
Operating lease cost	1,326	1,434	2,684	2,912
Short-term lease cost	133	64	270	117
Variable lease cost (1)	375	169	750	553
Sublease income	(26)	(30)	(51)	(67)
Total net lease cost	$1,832	$1,663	$3,700	$3,567

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	March 31, 2023
	Operating Leases	Finance Leases
2023	$2,655	$58
2024	4,495	97
2025	3,674	68
2026	2,235	65
2027	420	12
Thereafter	—	—
Total lease payments (1)	$13,480	$300
Less: imputed interest (2)	(1,155)	(25)
Total lease liabilities	$12,325	$275

(1)
The weighted average remaining lease term is 3.0 years for operating leases and 3.2 years for finance leases.
(2)
The weighted average discount rate is 6.2 % for operating leases and 5.6 % for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Six Months Ended March 31,
	2023	2022
Cash paid for amounts included in operating lease liabilities	$2,421	$2,060
Cash paid for amounts included in finance lease liabilities	$50	$51
Non-cash: lease liabilities arising from new operating lease assets obtained	$—	$3,158
Non-cash: lease liabilities arising from new finance lease assets obtained	$—	$179
Non-cash: adjustments to lease assets and liabilities	$407	$(198)

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio	Total
September 30, 2021	$23,731	$21,583	$14,558	$59,872
Addition: Bid4Assets acquisition	30,083	—	—	30,083
Translation adjustments	—	(1,045)	—	(1,045)
September 30, 2022	53,814	20,538	14,558	88,910
Translation adjustments	—	554	—	554
March 31, 2023	$53,814	$21,092	$14,558	$89,464

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company has continued to evaluate the impact of the COVID-19 pandemic, interest rate changes, elevated inflationary levels, and other ongoing macroeconomic disruptions on the recoverability of its goodwill. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and six months ended March 31, 2023.

7.
Intangible Assets

Intangible assets consist of the following:

		March 31, 2023			September 30, 2022
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6 - 8	$17,000	$(4,916)	$12,084	$17,000	$(3,789)	$13,211
Technology	3 - 5	5,300	(3,793)	1,507	5,300	(3,089)	2,211
Patent and trademarks	7 - 10	2,364	(1,682)	682	2,381	(1,569)	812
Total intangible assets, net		$24,664	$(10,391)	$14,274	$24,681	$(8,447)	$16,234

Future expected amortization of intangible assets as of March 31, 2023, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2023	$1,827
2024	3,252
2025	2,012
2026	1,767
2027 and thereafter	5,416
Total	$14,274

Intangible asset amortization expense was $1.0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively, and $2.0 million and $1.8 million for the six months ended March 31, 2023 and 2022, respectively. The increase in intangible amortization expense was primarily due to the Bid4Assets acquisition as consummated on November 1, 2021.

The Company has continued to evaluate the impact of the COVID-19 pandemic, interest rate changes, elevated inflationary levels, ongoing macroeconomic disruptions, and the subsequent financial performance of Bid4Assets, on the recoverability of its long-lived assets. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and six months ended March 31, 2023

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first six months of fiscal year 2023 and its corresponding effective tax rate is 24.9% compared to 11.7% for the first six months of fiscal year 2022. The change in the effective tax rate for the six months ended March 31, 2023, as compared to the same period in the prior year was primarily due to state and foreign taxes, the utilization of net operating losses, and the inclusion of the $8.5 million non-cash gain from the fair-market value adjustment of the Bid4Assets acquisition earn-out liability recorded in the six months ended March 31, 2022. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the six months ended March 31, 2023, the Company recorded a benefit of $0.1 million due to the reduction of unrecognized tax benefits related to foreign operations. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of March 31, 2023, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2019 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2019 may be adjusted upon examination by tax authorities if they are utilized.

9.
Debt

On February 10, 2022, the Company entered into a credit facility agreement (Credit Agreement) with Wells Fargo Bank, N.A. Terms of the Credit Agreement provide for revolving loans (Line of Credit) up to a maximum aggregate principal amount of $25.0 million with a $10.0 million sublimit for standby letters of credit.

During March 2023, the Company entered into the First Amendment to the Credit Agreement (First Amendment). The First Amendment extended the Credit Agreement end date by 12 months to March 31, 2025, at which time any remaining amounts outstanding will become due immediately. No other changes, including with respect to the borrowing terms or capacities, were made as a result of the First Amendment.

The applicable interest rate on any draws under the Line of Credit is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. The Company pays an Unused Commitment Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 0.05% per annum on the daily amount of the available, but unused, balance on the Line of Credit. The Company also pays a Line of Credit Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 1.25% on the daily amount available to be drawn for standby letters of credit. Interest incurred on any draws under the Line of Credit, as well as the Unused Commitment Fee and Letter of Credit Fee, are included within Interest and other expense (income), net in the Condensed Consolidated Statements of Operations.

The Company may draw upon the Line of Credit for general corporate purposes. Repayments of any borrowings under the Line of Credit shall become available for redraw at any time by the Company.

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2023, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three and six months ended March 31, 2023 and 2022, the Company did not make any draws under the Credit Agreement. As of March 31, 2023 and 2022, the Company had no outstanding borrowings under the Credit Agreement.

During the three and six months ended March 31, 2023 and 2022, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	3,602	3,602
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	131,070	1	—	—	—	—	—	1
Taxes paid associated with net settlement of stock compensation awards	(40,239)	—	(851)	—	—	—	—	(851)
Forfeitures of restricted stock awards	(14,855)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(147,185)	(2,963)	—	—	(2,963)
Common stock surrendered in the exercise of stock options	—	—	100	(4,678)	(100)	—	—	—
Stock compensation expense	—	—	2,270	—	—	—	—	2,270
Foreign currency translation and other	—	—	—	—	—	(131)	136	5
Balance at December 31, 2021	35,533,071	$36	$253,536	(2,373,946)	$(39,691)	$(9,142)	$(67,660)	$137,079
Net income	—	—	—	—	—	—	11,970	11,970
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	320,943	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(47,124)	—	(958)	—	—	—	—	(958)
Common stock repurchased	—	—	—	(1,011,881)	(17,035)	—	—	(17,035)
Stock compensation expense	—	—	2,102	—	—	—	—	2,102
Forfeiture of restricted stock awards	(242,902)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(169)	—	(169)
Balance at March 31, 2022	35,563,988	$36	$254,680	(3,385,827)	$(56,726)	$(9,311)	$(55,690)	$132,989

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended (LTIP), and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. As of March 31, 2023, the Company has reserved a total of 20,300,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of March 31, 2023, 928,564 shares of common stock remained available for use under the LTIP.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Equity-classified awards:
Stock options	$524	$534	$999	$1,591
RSUs & RSAs	1,415	1,569	3,066	2,782
Total Equity-classified award	1,939	2,103	4,065	4,373
Liability-classified awards:
SARs	—	(111)	(44)	(101)
Total stock compensation expense:	$1,939	$1,992	$4,021	$4,272

The table below presents the components of share-based compensation expense by line item within our Condensed Consolidated Statements of Operations (in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Stock-compensation expense by function
Technology and operations	$336	$282	$592	$585
Sales and marketing	659	542	$1,168	1,032
General and administrative	944	1,168	$2,261	2,655
Total stock compensation expense:	$1,939	$1,992	$4,021	$4,272

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Six Months Ended March 31, 2023
Stock Options granted:
Options containing only service conditions:	178,048
Weighted average exercise price	$14.43
Weighted average grant date fair value	$7.50

Options containing performance conditions:	175,910
Weighted average exercise price	$14.42
Weighted average grant date fair value	$7.48

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	472,813
Weighted average grant date fair value	$15.14

RSUs & RSAs containing performance conditions:	288,420
Weighted average grant date fair value	$15.15

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

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the six months ended March 31, 2023, were as follows:

Six Months Ended
March 31, 2023
Dividend yield	—
Expected volatility	56.87% - 62.16%
Risk-free interest rate	3.39% - 3.88%
Expected term	4.5 - 7.6 years

SARs

During the six months ended March 31, 2023, the Company did not issue any SARs. 24,150 SARs were exercised requiring the Company to make cash payments of $0.2 million. As of March 31, 2023, there were no SARs outstanding.

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

As of September 30, 2022, the Company had $6.6 million of remaining share repurchase authorization.

On December 6, 2022, and March 13, 2023, the Company's Board of Directors authorized new stock repurchase plans of up to $8.4 million and $8.0 million, respectively.

The Company repurchased 1,281,722 shares for $17.0 million during the six months ended March 31, 2023. As of March 31, 2023, the Company had $6.0 million of remaining authorization to repurchase shares through December 31, 2025.

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

During the six months ended March 31, 2023 and 2022, participants surrendered 1,420 and 4,678 shares of common stock, respectively, in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

Cash and cash equivalents. The Company had $23.3 million and $22.0 million of money market funds considered cash equivalents at March 31, 2023, and September 30, 2022, respectively. These assets were measured at fair value as of March 31, 2023, and September 30, 2022, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Contingent consideration. During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, Inc. (Bid4Assets), the Company recorded preliminary fair value of contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets as of the acquisition date. The contingent consideration was based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The liability for this consideration was included in Accrued expenses and other current liabilities within the Consolidated Balance Sheets.

The changes in earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value during the three months ended December 31, 2022, was as follows (in thousands):

Contingent Consideration
Balance at September 30, 2022	$—
Change in fair value	—
Balance at December 31, 2022	$—

Through December 31, 2022, $3.5 million in earn-out payments were made. As of September 30, 2022, the earn-out fair value was estimated to be $0 based upon a Monte Carlo simulation of forecasted EBITDA for the final measurement period ending December 31, 2022.

As of December 31, 2022, the remaining earn-out fair value was $0 based upon actual performance through the final earn-out measurement period ending December 31, 2022.

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

As of March 31, 2023, the Company had no non-financial instruments measured at fair value on a non-recurring basis other than fair value measurements associated with the purchase accounting for Bid4Assets. As of March 31, 2023, and September 30, 2022, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The net periodic (benefit) is recognized within Interest and other (income), net in the Condensed Consolidated Statements of Operations, and for the three and six months ended March 31, 2023 and 2022, included the following components:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Interest cost	$195	$130	$391	$262
Expected return on plan assets	(215)	(232)	(431)	(467)
Amortization of prior service cost	6	5	12	10
Total net periodic benefit	$(14)	$(97)	$(28)	$(195)

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

In October 2021, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a charge with the Equal Employment Opportunity Commission (the “EEOC”), alleging wrongful termination on the basis of race and age and that the Company retaliated against him. The Company submitted its position statement to the EEOC on February 8, 2022. On December 28, 2022, the Former CMO filed a complaint (the “Original Complaint”), alleging the same claims noted in the EEOC charge in federal court in Montgomery County, Maryland (the “District Court”). The EEOC dismissed the Former CMO’s charge on April 26, 2023. In addition, on April 26, 2023, the Former CMO filed an amended complaint with the District Court, alleging the same claims made in the Original Complaint. The Company believes these claims are without merit and cannot estimate a range of potential liability, if any, at this time. CNA has accepted tender of these claims as well.

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

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
GovDeals:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	15,079	14,559	28,686	28,543
Total revenue	15,079	14,559	28,686	28,543
Segment direct profit	$14,291	$13,853	$27,183	$27,148

RSCG:
Purchase revenue	$44,343	$33,967	$80,213	$66,050
Consignment and other fee revenues	9,329	7,858	19,474	14,459
Total revenue	53,672	41,825	99,687	80,509
Segment direct profit	$16,675	$16,619	$32,686	$30,876

CAG:
Purchase revenue	$2,931	$3,417	$5,694	$7,552
Consignment and other fee revenues	6,487	5,575	13,116	12,648
Total revenue	9,418	8,992	18,810	20,200
Segment direct profit	$7,026	$6,085	$15,528	$14,805

Machinio:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	3,286	2,899	6,553	5,731
Total revenue	3,286	2,899	6,553	5,731
Segment direct profit	$3,095	$2,750	$6,199	$5,424

Corporate & Other, including elimination adjustments:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	—	—	—	—
Total revenue	—	—	—	—
Segment direct profit	$—	$—	$—	$—

Consolidated:
Purchase revenue	$47,273	$37,384	$85,907	$73,602
Consignment and other fee revenues	34,180	30,891	67,829	61,381
Total revenue	81,453	68,275	153,736	134,983
Total Segment direct profit	$41,087	$39,307	$81,596	$78,253

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Reconciliation:
Total segment direct profit	$41,087	$39,307	$81,596	$78,253
Other costs and expenses from operations (1)	$35,852	34,801	71,495	69,297
Fair value adjustment of acquisition earn-outs	$—	(8,500)	—	(8,500)
Interest and other income, net	$(583)	(23)	(833)	(187)
Income before provision for income taxes	$5,818	$13,029	$10,934	$17,643

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended March 31, 2023 and 2022, was 9.4% and 15.4%, respectively. The percent of our revenues that came from transactions conducted outside of the United States for the six months ended March 31, 2023 and 2022, was 11.3% and 14.5%, respectively.

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

Our business delivers value to stockholders by unleashing the intrinsic value of surplus through our marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers continue to attract one another in ever-increasing numbers. The result is a continuous flow of goods that becomes increasingly valuable as more participants join the platform, thereby creating positive network effects that benefit sellers, buyers, and stockholders.

Results from our operations are organized into four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. See Note 14 - Segment Information to the condensed consolidated financial statements for more information regarding our segments.

Macroeconomic Conditions

Supply chain challenges and shifting consumer sentiment. Constraints in the production of new vehicles and heavy equipment originating during the COVID-19 pandemic, particularly as it relates to new fleet sales, are continuing to limit the supply of used vehicles available for sale on our marketplaces, while used car market price indices are simultaneously experiencing heightened volatility. In addition, general consumer behavior appears to be more cautious, focused more on essential goods with limited discretionary high-value purchases. These conditions are impacting our GMV, Revenues, Segment direct profit and Segment direct profit margins, and may continue to do so while these conditions persist, or if similar challenges emerge in other key asset categories.

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

Disruptions in the Financial Services Industry. In March 2023, Silicon Valley Bank and Signature Bank were each closed and taken over by the Federal Deposit Insurance Corporation (FDIC), which created significant market disruption and uncertainty for entities that bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States. The Company did not maintain any funds or lending relationships with either of those banks and the banks we do maintain accounts and relationships with have, to date, not experienced any significant disruptions. Any additional market disruptions could impact banks directly used by the Company or those used by its buyers and sellers that transact using its marketplaces, which could have a negative effect on the Company’s financial position and results of operations.

Russia-Ukraine Conflict. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing. In response to the invasion, numerous countries, including the United States, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals. The conflict has further heightened global supply chain disruptions and impacted the international trade and energy markets. For the three and six months ended March 31, 2023 and 2022, the Company's total revenues directly associated with Russia and Ukraine were not material to our consolidated financial results. We will continue monitoring the events in Ukraine and any potential future impacts on our business.

COVID-19 Pandemic. At this time, the likelihood, magnitude, and timing of business developments across our reportable segments are difficult to predict given the continued economic uncertainty. As a result, prior trends in the Company's results of operations may not be applicable.

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

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of March 31, 2023, we had more than 5.0 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of buyers. During the twelve months ended March 31, 2023, the approximate number of registered buyers increased from 4,785,000 to 5,021,000, or 5%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Revenues

Substantially all of our revenue is earned through the following transaction models:

Purchase model. Under our purchase transaction model, we recognize revenue within the Purchase revenues line item on the Condensed Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums. For the three and six months ended March 31, 2023, our purchase transaction model accounted for 17.0% and 15.7% of our Gross Merchandise Volume (GMV), respectively, and 58.0% and 55.8% of our total revenues, respectively. For the three and six months ended March 31, 2022, our purchase transaction model accounted for 13.5% and 14.0% of our GMV, respectively, and 54.8% and 54.5% of our total revenues, respectively. These amounts included sales of commercial merchandise sourced from multiple vendor contracts with Amazon.com, Inc. by our RSCG segment. The commercial merchandise we purchased under these contracts represented 63.2% and 51.7% of consolidated Cost of goods sold for the three months ended March 31, 2023, and 2022, respectively, and 60.6% and 56.0% of consolidated Cost of goods sold for the six months ended March 31, 2022 and 2022, respectively.

Consignment model. Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces, and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized upon auction close or upon collection of auction proceeds, depending upon the settlement service level selected by the seller. Revenue under the consignment model is recorded within the Consignment and other fee revenues line item on the Condensed Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums. For the three and six months ended March 31, 2023, our consignment model accounted for 83.0% and 84.3% of our GMV, respectively, and 35.1% and 36.9% of our total revenues, respectively. For the three and six months ended March 31, 2022, our consignment model accounted for 86.5% and 86.0% of our GMV, respectively, and 37.7% and 38.0% of our total revenues, respectively.

Other fee revenues. We also earn non-consignment fee revenue from Machinio's subscription services, as well as other services including asset valuation. Non-consignment fee revenue is recorded within the Consignment and other fee revenues line item on the Condensed Consolidated Statements of Operations. Other fee revenues accounted for 6.9% and 7.3% of our total revenues for the three and six months ended March 31, 2023, respectively, and 7.6% and 7.4% of our total revenues for the three and six months ended March 31, 2022, respectively.

Our Vendor Agreements

Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. The property we purchased under these contracts represented 63.2% and 51.7% of consolidated Cost of goods sold for the three months ended March 31, 2023 and 2022, respectively, and 60.6% and 56.0% of consolidated Cost of goods sold for the six months ended March 31, 2023 and 2022, respectively. These contracts are included within our RSCG segment. Our agreements with our other sellers are generally terminable at will by either party.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three and six months ended March 31, 2023, was $282.7 million and $553.5 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2023, and 2022, we had 5.0 million and 4.8 million, registered buyers, respectively. None of our buyers represented more than 10% of our revenue during the three and six months ended March 31, 2023.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2023 and 2022, 797,000 and 829,000 participants participated in auctions on our marketplaces, respectively.

During the six months ended March 31, 2023 and 2022, approximately 1,541,000 and 1,471,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31, 2023 and 2022, we completed 209,000 and 245,000 transactions, respectively. During the six months ended March 31, 2023 and 2022, we completed approximately 423,000 and 456,000 transactions, respectively.

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

Earn-out liability. Following the acquisition of Bid4Assets during the year ended September 30, 2022, shareholders of Bid4Assets were eligible to receive up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The earn-out consideration was preliminarily fair valued at approximately $28.0 million as of the acquisition date on November 1, 2021. As of March 31, 2023, $3.5 million in earn out payments were made as based upon actual performance through the final earn-out measurement period ending December 31, 2022. During the year ended September 30, 2022, the significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, a high level of volatility of operating results given the nature of the business model and its economic environment create a wider range of potential outcomes over the earn-out period, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our purchase price allocation, goodwill arising from the Bid4Assets acquisition was determined to be $30.1 million. As discussed in Note 11 – Fair Value Measurement, the fair value of the Bid4Assets earn-out liability declined by $24.5 million during the fiscal year ended September 30, 2022. As of March 31, 2023, there was no remaining earn-out liability pursuant to the final earn out measurement period ending December 31, 2022. The decline in earn-out liability since the acquisition date was due to timing changes, which were not known nor knowable as of the acquisition date, impacting the level of auction events and transactions that were expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of December 31, 2022. The Company will continue to monitor for changes that could impact the recoverability of its goodwill.

Components of Revenue and Expenses

Revenue. Refer to the discussion in the Our revenue section above, and to Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for discussion of the Company's related accounting policies.

Cost of goods sold (excludes depreciation and amortization). Refer to the discussion in Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for discussion of the Company's Costs of goods sold and related accounting policies.

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

Because our marketplaces and support systems require frequent upgrades and enhancements to maintain viability, we have determined that the useful life for certain internally developed software is less than one year. As a result, we expense those costs as incurred. However, where we determine that the useful life of the internally developed software will be greater than one year, we capitalize development costs in accordance with ASC 350-40, Internal-use software. As such, we are capitalizing certain development costs associated with our marketplaces and support systems, as well as other software development activities.

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

Other operating (income) expenses. Other operating expenses, net includes impairment of long-lived and other assets, impacts of lease terminations, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other income, net. Interest and other income, net consists of interest income on interest bearing checking accounts, money market funds, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes. For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate after discrete items was 24.9% for the six months ended March 31,2023. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Purchase revenues	$47,273	$37,384	$9,889	26.5%	$85,907	$73,602	$12,305	16.7%
Consignment and other fee revenues	34,180	30,891	3,289	10.6%	67,829	61,381	6,448	10.5%
Total revenue	81,453	68,275	13,178	19.3%	153,736	134,983	18,753	13.9%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	40,366	28,968	11,398	39.3%	72,139	56,730	15,409	27.2%
Technology and operations	14,791	13,872	919	6.6%	29,495	27,790	1,705	6.1%
Sales and marketing	11,854	11,273	581	5.2%	22,644	21,317	1,327	6.2%
General and administrative	6,404	7,053	(649)	(9.2)%	13,789	15,284	(1,495)	(9.8)%
Depreciation and amortization	2,803	2,603	200	7.7%	5,567	4,906	661	13.5%
Fair value adjustment of acquisition earn-outs	—	(8,500)	8,500	NM	—	(8,500)	8,500	NM
Other operating (income) expenses, net	(11)	23	(34)	NM	129	(10)	139	NM
Total costs and expenses	76,207	55,292	20,915	37.8%	143,763	117,517	26,246	22.3%
Income from operations	5,246	12,983	(7,737)	(59.6)%	9,973	17,466	(7,493)	(42.9)%
Interest and other income, net	(572)	(46)	(526)	NM	(961)	(177)	(784)	NM
Income before provision for income taxes	5,818	13,029	(7,211)	(55.3)%	10,934	17,643	(6,709)	(38.0)%
Provision for income taxes	1,573	1,059	514	48.5%	2,723	2,071	652	31.5%
Net income	$4,245	$11,970	$(7,725)	(64.5)%	$8,211	$15,572	$(7,361)	(47.3)%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (previously referred to as segment gross profit which continues to be calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands	2023	2022	2023	2022
GovDeals:
GMV	$167,851	$180,256	$328,973	$337,191
Total revenue	$15,079	$14,559	$28,686	$28,543
Segment direct profit	$14,291	$13,853	$27,183	$27,148
Segment direct profit as a percentage of total revenue	94.8%	95.2%	94.8%	95.1%
RSCG:
GMV	$73,338	$59,085	$138,235	$112,454
Total revenue	$53,672	$41,825	$99,687	$80,509
Segment direct profit	$16,675	$16,619	$32,686	$30,876
Segment direct profit as a percentage of total revenue	31.1%	39.7%	32.8%	38.4%
CAG:
GMV	$41,534	$37,520	$86,290	$87,382
Total revenue	$9,418	$8,992	$18,810	$20,200
Segment direct profit	$7,026	$6,085	$15,528	$14,805
Segment direct profit as a percentage of total revenue	74.6%	67.7%	82.6%	73.3%
Machinio:
GMV	—	—	—	—
Total revenue	$3,286	$2,899	$6,553	$5,731
Segment direct profit	$3,095	$2,750	$6,199	$5,424
Segment direct profit as a percentage of total revenue	94.2%	94.9%	94.6%	94.6%
Consolidated:
GMV	$282,723	$276,861	$553,498	$537,027
Total revenue	$81,455	$68,275	$153,736	$134,983

Three Months Ended March 31, 2023, Compared to the Three Months Ended March 31, 2022

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 3.6%, or $0.5 million, while GMV decreased by 6.9%, or $12.4 million. The decline in GMV was driven by headwinds impacting volumes of foreclosed real estate properties available for auction, which are generally conducted at a lower take-rate. The increase in revenues was driven by personal property sales, due to increased take-rate pricing as well as adding new sellers and increased volumes with existing sellers. The used vehicle market continues to be volatile due to ongoing macroeconomic challenges which have impacted the supply of used vehicles. Combined, these factors caused revenue as a percentage of GMV to increase to 9.0% from 8.1% last year. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased $11.8 million, or 28.3%, due to a $14.3 million, or 24.1%, rise in GMV due to a stronger seasonal holiday return and liquidations season, continued diversification in its client programs, primarily under the consignment model, as well as expanded sales channels and distribution networks. Changes in consumer sentiment affected holiday season product mix, with a higher proportion of lower value products transacted under the purchase model, and a $0.6 million inventory provision during the three months ended March 31, 2023, resulted in a decrease in segment direct profit as a percentage of revenue from 39.7% to 31.1%.

CAG. Revenue from the CAG reportable segment increased by $0.4 million, or 4.7%, due to a $4.0 million, or 10.7%, increase in GMV driven by consignment sales in our energy and heavy equipment categories. Revenue did not increase at the same rate as GMV due to increases in the mix of transactions using partner organizations. As a result of the increase in revenues, segment direct profit increased by $0.9 million, or 15.5%. Segment direct profit as a percentage of total revenue increased 6.9% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Challenged global supply chains are experiencing heightened disruptions from the Russian invasion of Ukraine and increasing tensions between the United States, and their impacts on international trade and energy markets, COVID-19 and other disruptions, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 13.4%, or $0.4 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 12.6%, or $0.3 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $13.2 million, or 19.3%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $11.4 million, or 39.3%, which changed at a higher rate than Total revenues primarily due to an increase in purchase transactions at the RSCG segment.

Technology and operations expenses. Technology and operations expenses increased $0.9 million, or 6.6%, from the impact of the growth in our distribution network facilities, market share expansion, and client diversification efforts that occurred throughout the past year, as well as other inflationary cost increases.

Sales and marketing expenses. Sales and marketing expenses increased $0.6 million, or 5.2%, from the impact of our market share expansion and client diversification efforts that occurred throughout the past year, as well as other inflationary cost increases.

General and administrative expenses. General and administrative expenses decreased $0.6 million, or 9.2%, due to a decrease in stock and other compensation expenses from changes in expected attainment of certain variable compensation targets.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million, or 7.7%, as we continue to invest in technology and operations to continue our growth.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs decreased by $8.5 million as a non-cash gain for the same amount was recorded during the three months ended March 31, 2022, due to a reduction in the fair value of the Bid4Assets earn-out liability. See Note 11 - Fair Value Measurement for further information.

Other operating (income) expenses. Other operating expenses (income) was consistent between the three months ended March 31, 2023 and 2022.

Interest and other (income), net. Interest and other expenses (income), net increased $0.5 million, due to the effect of rising interest rates on our cash equivalent and short-term investment holdings.

Provision for income taxes. Provision for income taxes increased $0.5 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Six Months Ended March 31, 2023, Compared to the Six Months Ended March 31, 2022

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 0.5%, or $0.1 million, while GMV decreased by 2.4%, or $8.2 million. The decline in GMV was driven by headwinds impacting volumes of foreclosed real estate properties available for auction, which are generally conducted at a lower take-rate, as well as used vehicles. Revenue including revenue as a percentage of GMV, segment direct profit, and segment direct profit as a percentage of total revenue remained consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased $19.2 million, or 23.8%, due to a $25.8 million, or 22.9%, rise in GMV due to a stronger holiday return and liquidations season, continued diversification in its client programs, primarily under the consignment model, as well as expanded sales channels and distribution networks. Changes in consumer sentiment affected holiday season product mix, with a higher proportion of lower value products transacted under the purchase model, and a $0.6 million inventory provision during the three months ended March 31, 2023, resulted in a decrease in segment direct profit as a percentage of revenue from 38.4% to 32.8%.

CAG. Revenue from the CAG reportable segment decreased by $1.4 million, or 6.9%, due to a $1.1 million, or 1.2%, decrease in GMV primarily due to project timing and the availability of international spot purchase transactions. However, segment direct profit increased by $0.7 million, or 4.9%, due to an increase in transactions conducted under our consignment model. Segment direct profit as a percentage of total revenue increased 9.3% due to favorable margins for international transactions as compared to the prior year. Challenged global supply chains are experiencing heightened disruptions from the Russian invasion of Ukraine and increasing tensions between the United States and China, and their impacts on international trade and energy markets, COVID-19 and other disruptions, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 14.3%, or $0.8 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 14.3%, or $0.8 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $18.8 million, or 13.9%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $15.4 million, or 27.2%, which changed at a higher rate than Total revenues primarily due to an increase in purchase transactions at the RSCG segment.

Technology and operations expenses. Technology and operations expenses increased $1.7 million, or 6.1%, from the impact of the growth in our distribution network facilities, market share expansion, and client diversification efforts that occurred throughout the past year, as well as other inflationary cost increases.

Sales and marketing expenses. Sales and marketing expenses increased $1.3 million, or 6.2%, from the impact of our market share expansion and client diversification efforts that occurred throughout the past year, as well as other inflationary cost increases, and partially offset by a $0.9 million non-recurring benefit from a concluded client program.

General and administrative expenses. General and administrative expenses decreased $1.5 million, or 9.8%, as variable costs were incurred in the past year to support the expansion of our sales, marketing, technology and operations functions, and due to a decrease in stock and other compensation expenses from changes in expected attainment of certain variable compensation targets.

Depreciation and amortization. Depreciation and amortization expense increased $0.7 million, or 13.5%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs decreased by $8.5 million as a non-cash gain for the same amount was recorded during the six months ended March 31, 2022, due to a reduction in the fair value of the Bid4Assets earn-out liability. See Note 11 - Fair Value Measurement for further information.

Other operating expenses (income). Other operating expenses (income) was consistent between the six months ended March 31, 2023 and 2022.

Interest and other (income), net. Interest and other expenses (income), net increased $0.8 million, due to the effect of rising interest rates on our cash equivalent and short-term investment holdings.

Provision for income taxes. Provision for income taxes increased $0.7 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022
Net income	$4,245	$11,970	$8,211	$15,572
Interest and other income, net[1]	(634)	51	(937)	18
Provision for income taxes	1,573	1,059	2,723	2,071
Depreciation and amortization	2,803	2,603	5,567	4,906
EBITDA	$7,987	$15,683	$15,564	$22,567
Stock compensation expense	1,939	1,992	4,020	4,272
Acquisition costs and impairment of long-lived and other non-current assets[2]	—	40	184	252
Fair value adjustments to acquisition earn-outs[3]	—	(8,500)	—	(8,500)
Non-GAAP Adjusted EBITDA	$9,926	$9,215	$19,768	$18,591

1 Interest and other expenses (income), net excludes non-services pension and other postretirement benefit expenses.

2 Acquisition costs and impairment of long-lived and other non-current assets, are components of Other operating (income) expenses, net on the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of March 31, 2023, we had $95.6 million in cash and cash equivalents, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the six months ended March 31, 2023 and 2022, were $2.7 million and $3.6 million, respectively. This decrease was primarily driven by prior year growth in our distribution network facilities. As of March 31, 2023, we had no significant outstanding commitments for capital expenditures.

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

Credit Agreement

The Company maintains a $25.0 million Credit Agreement, the due date for which was extended by 12 months to March 31, 2025, during the three months ended March 31, 2023, via the First Amendment to the Credit Agreement. No other changes, including with respect to the borrowing terms or capacities, were made as a result of the First Amendment.

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three and six months ended March 31, 2023, the Company did not make any draws under the Credit Agreement. As of March 31, 2023, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2023, the Company was in full compliance with the terms and conditions of the Credit Agreement.

Working Capital Management

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

The recent disruptions in the financial services industry have created significant market challenges and uncertainty for entities that bank with those institutions, and which raised significant concern regarding the stability of the banking system in the United States. The Company did not maintain any funds or lending relationships with any of the banks impacted and the banks we do maintain accounts and relationships with have, to date, not experienced any significant disruptions. The Company maintains its cash balances in non-interest bearing and interest-bearing accounts which exceed the applicable U.S. FDIC and local jurisdiction (foreign banking institutions) insurance limits. Management continually monitors the financial institutions with whom we conduct business and takes appropriate measures, when necessary, to manage potential risk exposure to our cash balances above the insurance limits.

We expect to continue to invest in enhancements to our e-commerce technology platform, marketplace capabilities and tools for data-driven product recommendations, omni-channel behavioral marketing, expanded analytics, and buyer/seller payment optimization.

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $10.2 million of undistributed foreign earnings as of March 31, 2023. As of March 31, 2023, and September 30, 2022, $18.5 million and $20.3 million, respectively, of cash and cash equivalents was held by foreign subsidiaries outside of the U.S.

Other Uses of Capital Resources

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

On March 13, 2023, the Company’s Board of Directors authorized a new stock repurchase plan of up to $8.0 million of the Company’s outstanding shares of common stock through December 31, 2025.

The Company repurchased 1,281,722 shares for $17.0 million during the six months ended March 31, 2023. As of March 31, 2023, the Company had $6.0 million of remaining authorization to repurchase shares.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Six Months Ended March 31, 2023 Compared to the Six Months Ended March 31, 2022

Net cash provided by operating activities was $22.3 million and $14.6 million for the six months ended March 31, 2023 and 2022, respectively. The $7.7 million increase in cash provided by operating activities between periods was attributable to $3.4 million of higher net income as adjusted for non-cash items; a $9.6 million increase in accrued expenses and other liabilities driven by changes in variable compensation payments and the management of working capital; a $6.4 million increase in accounts receivable; and a $1.5 million increase in prepaids expenses and other assets. These were partially offset by cash flows associated with our accounts payable and payables to sellers which had a net decrease of $9.0 million, and a $3.7 million decrease in inventory driven by our RSCG and CAG segments.

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

Net cash used in investing activities was $6.4 million and $14.7 million for the six months ended March 31, 2023 and 2022, respectively. The $8.3 million decrease in cash used in investing activities was driven by the prior year $11.2 million in cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired. See Note 3 - Bid4Assets Acquisition for further information. This decrease was offset by $3.7 million in short-term investments purchased during the six months ended March 31, 2023.

Net cash used in financing activities was $17.3 million and $21.9 million for the six months ended March 31, 2023 and 2022, respectively. The $4.6 million decrease in cash used in financing activities was primarily driven by a $3.0 million decrease in share repurchases, $1.1 million in lower taxes paid in connection with the net settlement of stock compensation awards, and $0.5 million of proceeds from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. As of March 31, 2023, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by approximately $1.0 million on an annualized basis.

As of March 31, 2023, we do not have any debt, however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars.

Outside the United States, we generate revenues and incur expenses in both U.S. dollars and local currencies. Our primary foreign exchange exposures include British Pounds, Canadian Dollars, Chinese Yuan, Euros, and Hong Kong Dollars. When we translate the results and net assets of our international operations into U.S. dollars for financial reporting purposes, movements in exchange rates will affect our reported results. Volatile market conditions arising from ongoing macroeconomic conditions such as rising interest rates at federal banks, the Russia-Ukraine conflict and increasing tensions between the United States and China may result in significant changes in exchange rates, which could affect our results of operations expressed in U.S. dollars. A hypothetical 10% decrease in foreign exchange rates reduce our total expected revenues by approximately 1%. The potential impact on pre-tax earnings would be less as total expected expenses would also decrease.

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

As of March 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2023, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 13 - Legal Proceedings and Other Contingencies, of the accompanying Notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults, or non-performance by financial institutions, could adversely affect our business, financial condition, results of operations, or our prospects.

The closures of Silicon Valley Bank and Signature Bank in March 2023 created significant concerns about bank-specific risks and broader financial institution liquidity risks. Although we did not have any funds in Silicon Valley Bank or Signature Bank, we cannot guarantee that the banks or other financial institutions that do hold our funds will not experience similar issues.

The Company maintains its cash balances in non-interest bearing and interest-bearing accounts which exceed applicable U.S. Federal Deposit Insurance Corporation (FDIC) and local jurisdiction (foreign banking institutions) insurance limits. Management continually monitors the financial institutions with whom we conduct business and takes appropriate measures, when necessary, to manage potential risk exposure to our cash balances above the insurance limits. Should events, including limited liquidity, defaults, non-performance, or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or should concerns or rumors about any events of these kinds or other similar risks arise, our liquidity may be adversely affected.

We also cannot be certain that the buyers and sellers who use our marketplaces or the vendors who deliver goods and services to us did not maintain deposits or lending relationships with Silicon Valley Bank, Signature Bank, or in other financial institutions which may be susceptible to liquidity risk. As a result, we may be exposed to additional risk, including limitations on the ability of marketplace users to pay amounts they owe to us, or the inability of our vendors to continue delivering goods and services used in our operations. Additionally, further instability in the financial services industry could lead to a deterioration in consumer confidence in economic conditions, which may lead to fewer transactions occurring on our marketplaces.

More generally, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs, tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, any which could make it more difficult for us to acquire financing on terms that are acceptable to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended March 31, 2023 (in thousands, except share and per share amounts).

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as a Part of a	of Shares that May Yet be
Period			Publicly Announced	Purchased Under the
	Shares Purchased[1]	Paid Per Share	Program	Programs (in million)
January 1, 2023, to January 31, 2023	78,739	$14.02	78,739	$6.6
February 1, 2023, to February 28, 2023	166,240	$12.91	166,240	$4.5
March 1, 2023, to March 31, 2023	506,344	$12.90	504,924	$6.0[2]
Total	751,323		749,903

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended March 31, 2023, participants surrendered 1,420 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.

2 On March 13, 2023, the Company’s Board of Directors authorized a new stock repurchase plan of up to $8.0 million of the Company’s outstanding shares of common stock through December 31, 2025.

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

As of March 31, 2023, the Company had $6.0 million of remaining authorization to repurchase outstanding shares of common stock.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description

3.1

Fourth Amended and Restated Certificate of Incorporation (the "Fourth A&R Certificate"), incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2	Certificate of Amendment of the Fourth A&R Certificate, incorporated herein by reference to Appendix A to the Company’s Schedule 14A, filed with the SEC on January 24, 2023.

3.3	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 5, 2022.

10.1	First Amendment to Credit Agreement incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 3, 2023.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
May 4, 2023	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
May 4, 2023	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)