Form 10-Q
period 2023-06-30
LIQUIDITY SERVICES INC
filed 2023-08-03
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51813

LIQUIDITY SERVICES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	52-2209244
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

6931 Arlington Road, Suite 460, Bethesda, MD	20814
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 1, 2023, was 30,691,148.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	June 30, 2023	September 30, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,147	$96,122
Short-term investments	7,715	1,819
Accounts receivable, net of allowance for doubtful accounts of $555 and $449	6,257	11,792
Inventory, net	12,541	11,679
Prepaid taxes and tax refund receivable	1,766	1,631
Prepaid expenses and other current assets	8,476	6,551
Total current assets	134,902	129,594
Property and equipment, net	17,570	19,094
Operating lease assets	10,305	13,207
Intangible assets, net	13,298	16,234
Goodwill	89,616	88,910
Deferred tax assets	9,072	13,628
Other assets	8,264	7,437
Total assets	$283,027	$288,104
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$44,606	$41,982
Accrued expenses and other current liabilities	20,538	23,304
Current portion of operating lease liabilities	4,279	4,540
Deferred revenue	4,700	4,439
Payables to sellers	46,071	49,238
Total current liabilities	120,194	123,503
Operating lease liabilities	6,843	9,687
Other long-term liabilities	181	378
Total liabilities	127,218	133,568
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 36,115,562 shares issued and outstanding at June 30, 2023; 35,724,057 shares issued and outstanding at September 30, 2022	36	36
Additional paid-in capital	264,162	258,275
Treasury stock, at cost; 5,432,546 shares at June 30, 2023, and 3,813,199 shares at September 30, 2022	(84,027)	(62,554)
Accumulated other comprehensive loss	(8,124)	(10,285)
Accumulated deficit	(16,238)	(30,936)
Total stockholders’ equity	155,809	154,536
Total liabilities and stockholders’ equity	$283,027	$288,104

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Purchase revenues	$42,809	$35,507	$128,715	$109,109
Consignment and other fee revenues	37,961	34,359	$105,790	95,739
Total revenue	80,770	69,866	234,505	204,848
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	35,201	28,932	107,340	85,662
Technology and operations	13,927	13,782	43,423	41,573
Sales and marketing	13,068	10,900	35,712	32,217
General and administrative	7,454	6,389	21,243	21,672
Depreciation and amortization	2,866	2,641	8,433	7,546
Fair value adjustment of acquisition earn-outs	—	(11,500)	—	(20,000)
Other operating (income) expenses, net	(1)	27	128	18
Total costs and expenses	72,515	51,171	216,279	168,688
Income from operations	8,255	18,695	18,226	36,160
Interest and other (income) expense, net	(775)	104	(1,737)	(73)
Income before provision for income taxes	9,030	18,591	19,963	36,233
Provision for income taxes	2,543	2,183	5,265	4,254
Net income	$6,487	$16,408	$14,698	$31,979
Basic income per common share	$0.21	$0.51	$0.47	$0.98
Diluted income per common share	$0.21	$0.50	$0.46	$0.94
Basic weighted average shares outstanding	30,605,963	31,908,864	31,243,979	32,482,326
Diluted weighted average shares outstanding	31,513,488	33,078,568	32,193,239	34,013,233

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income	$6,487	$16,408	$14,698	$31,979
Other comprehensive income (loss):
Foreign currency translation	645	(1,170)	$2,161	(1,470)
Other comprehensive income (loss), net of taxes	645	(1,170)	2,161	(1,470)
Comprehensive income	$7,132	$15,238	$16,859	$30,509

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net Income	—	—	—	—	—		3,967	3,967
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	190,119	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(14,536)	—	(244)	—	—	—	—	(244)
Common stock repurchase	—	—	—	(531,819)	(7,199)	—	—	(7,199)
Stock compensation expense	—	—	2,126	—	—	—	—	2,126
Foreign currency translation	—	—	—	—	—	1,273	—	1,273
Balance at December 31, 2022	35,899,640	$36	$260,653	(4,345,018)	$(69,754)	$(9,012)	$(26,970)	$154,953
Net income	—	—	—	—	—	—	4,245	4,245
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	184,791	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(34,713)	—	(492)	—	—	—	—	(492)
Common stock repurchase	—	—	—	(749,903)	(9,814)	—	—	(9,814)
Shares swapped to exercise stock options	—	—	18	(1,420)	(18)	—	—	—
Stock compensation expense	—	—	1,939	—	—	—	—	1,939
Foreign currency translation	—	—	—	—	—	243	—	243
Balance at March 31, 2023	36,049,718	$36	$262,118	(5,096,341)	$(79,586)	$(8,769)	$(22,725)	$151,074
Net income	—	—	—	—	—	—	6,487	6,487
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	87,515	—	—	—	—	—	—	—
Tax settlements associated with stock compensation expense	(21,671)	—	(324)	—	—	—	—	(324)
Common stock repurchased	—	—	—	(325,410)	(4,268)	—	—	(4,268)
Shares swapped to exercise stock options	—	—	173	(10,795)	(173)	—	—	—
Stock compensation expense	—	—	2,195	—	—	—	—	2,195
Foreign currency translation	—	—	—	—	—	645	—	645
Balance at June 30, 2023	36,115,562	$36	$264,162	(5,432,546)	$(84,027)	$(8,124)	$(16,238)	$155,809

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended June 30,
	2023	2022
Operating activities
Net income	$14,698	$31,979
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,433	7,546
Stock compensation expense	6,023	6,156
Inventory adjustment to net realizable value	859	98
Provision for doubtful accounts	519	68
Deferred tax expense	4,556	3,410
Impairment of long-lived and other non-current assets	—	31
Gain on disposal of property and equipment	(60)	(29)
Gain on termination of lease	—	(240)
Change in fair value of earn-out liability	—	(20,000)
Changes in operating assets and liabilities:
Accounts receivable	5,209	(2,215)
Inventory	(1,636)	(1,985)
Prepaid taxes and tax refund receivable	(135)	224
Prepaid expenses and other assets	(2,117)	(2,788)
Operating lease assets and liabilities	(207)	451
Accounts payable	2,496	6,635
Accrued expenses and other current liabilities	(2,762)	(5,955)
Deferred revenue	261	296
Payables to sellers	(3,653)	8,233
Other liabilities	(128)	(778)
Net cash provided by operating activities	32,356	31,137
Investing activities
Cash paid for business acquisitions, net of cash acquired	—	(11,164)
Purchases of property and equipment, including capitalized software	(3,905)	(6,292)
Purchase of short-term investments	(5,603)	—
Other investing activities, net	58	23
Net cash used in investing activities	(9,450)	(17,433)
Financing activities
Common stock repurchases	(21,198)	(25,447)
Taxes paid associated with net settlement of stock compensation awards	(1,060)	(1,901)
Payments of the principal portion of finance lease liabilities	(75)	(75)
Payment for debt issuance cost	—	(91)
Proceeds from exercise of stock options, net of tax	496	—
Payment of earn-out liability related to business acquisition	—	(3,500)
Net cash used in financing activities	(21,837)	(31,014)
Effect of exchange rate differences on cash and cash equivalents	956	(739)
Net increase (decrease) in cash and cash equivalents	2,025	(18,049)
Cash and cash equivalents at beginning of period	96,122	106,335
Cash and cash equivalents at end of period	$98,147	88,286
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$975	$592
Non-cash: Common stock surrendered in the exercise of stock options	191	100
Non-cash: Earn-out liability for acquisition activity	—	4,500

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization

Liquidity Services, Inc. (Liquidity Services or the Company) is a leading global commerce company providing trusted marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by capturing and unleashing the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

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

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends including any future economic impact from the ongoing Russia-Ukraine conflict, increasing tensions between the United States and China, inflationary pressures, recent volatility in the financial services industry, and impacts from interest rate changes; the Company's susceptibility to rapid technological change, actual and potential competition by entities with greater financial and other resources, and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending September 30, 2023, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and nine months ended June 30, 2023, these estimates required the Company to make assumptions about the impact of the ongoing Russia-Ukraine conflict, increasing tensions between the United States and China, and other disruptions to macroeconomic conditions and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.2 million as of June 30, 2023, and $0.9 million as of September 30, 2022, and is included in the line item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.7 million as of June 30, 2023, and $4.4 million as of September 30, 2022, and is included in the line item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2022, contract liability balance, $4.2 million was earned as other fee revenue during the nine months ended June 30, 2023.

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues in the line item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of June 30, 2023, the Machinio segment had a remaining performance obligation of $4.7 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $2.1 million as of June 30, 2023, and $1.8 million as of September 30, 2022, and is included in the line item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.3 million and $0.9 million during the three and nine months ended June 30, 2023, and $0.3 million and $0.8 million during the three and nine months ended June 30, 2022.

Treasury Stock

Treasury stock is presented at cost, including any applicable excise taxes, commissions and fees, as a reduction of stockholders’ equity in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statement of Stockholders' Equity. Treasury stock held by us may be retired or reissued in the future.

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

The Company deposits its cash in interest bearing checking accounts, acquires cash equivalent money market funds, and holds short-term investments designated as held-to-maturity investment securities, each with financial institutions that the Company considers to be of high credit quality. Management continually monitors the financial institutions with whom we conduct business and responds appropriately, when necessary, to manage potential risk exposure to our cash balances above the insurance limits.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $6.0 million and $8.1 million of inventory purchased under such contracts with Amazon.com, Inc. are included in our Consolidated Inventory balances as of June 30, 2023, and September 30, 2022, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

Contingent Consideration

During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded contingent consideration in the amount of $28.0 million on its Condensed Consolidated Balance Sheets. Through December 31, 2022, $3.5 million in earn-out payments were made. The remaining earn-out fair value was $0 based upon actual performance through the final earn-out measurement period ending December 31, 2022. See further discussion of this matter within Note 11 - Fair Value Measurement.

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

The computation of Basic and Diluted net income per share is as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$6,487	$16,408	$14,698	$31,979
Denominator:
Basic weighted average shares outstanding	30,605,963	31,908,864	31,243,979	32,482,326
Dilutive impact of stock options, RSUs and RSAs	907,525	1,169,704	949,260	1,530,907
Diluted weighted average shares outstanding	31,513,488	33,078,568	32,193,239	34,013,233
Basic income per common share	$0.21	$0.51	$0.47	$0.98
Diluted income per common share	$0.21	$0.50	$0.46	$0.94
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	1,813,106	1,303,147	1,834,550	1,290,073

5.
Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment. The operating leases have remaining terms of up to 3.6 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Finance lease – lease asset amortization	$20	$19	$59	$61
Finance lease – interest on lease liabilities	4	5	12	15
Operating lease cost	1,327	1,406	4,011	4,318
Short-term lease cost	78	101	348	218
Variable lease cost (1)	199	405	948	958
Sublease income	(27)	(22)	(78)	(90)
Total net lease cost	$1,601	$1,914	$5,300	$5,480

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	June 30, 2023
	Operating Leases	Finance Leases
Remainder of 2023	$1,303	$29
2024	4,503	97
2025	3,682	68
2026	2,235	65
2027	420	12
Thereafter	—	—
Total lease payments (1)	$12,143	$271
Less: imputed interest (2)	(978)	(21)
Total lease liabilities	$11,165	$250

(1)
The weighted average remaining lease term is 2.8 years for operating leases and 3.0 years for finance leases.
(2)
The weighted average discount rate is 6.2 % for operating leases and 5.6 % for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Nine Months Ended June 30,
	2023	2022
Cash paid for amounts included in operating lease liabilities	$3,598	$3,190
Cash paid for amounts included in finance lease liabilities	$75	$75
Non-cash: lease liabilities arising from new operating lease assets obtained	$—	$4,664
Non-cash: lease liabilities arising from new finance lease assets obtained	$—	$179
Non-cash: adjustments to lease assets and liabilities(1)	$408	$(196)

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio	Total
September 30, 2021	$23,731	$21,583	$14,558	$59,872
Addition: Bid4Assets acquisition	30,083	—	—	30,083
Translation adjustments	—	(1,045)	—	(1,045)
September 30, 2022	53,814	20,538	14,558	88,910
Translation adjustments	—	706	—	706
June 30, 2023	$53,814	$21,244	$14,558	$89,616

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company has continued to evaluate the impact of interest rate changes, elevated inflationary levels, and other ongoing macroeconomic disruptions on the recoverability of its goodwill. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and nine months ended June 30, 2023.

7.
Intangible Assets

Intangible assets consist of the following:

		June 30, 2023			September 30, 2022
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6 - 8	$17,000	$(5,479)	$11,521	$17,000	$(3,789)	$13,211
Technology	3 - 5	5,300	(4,145)	1,155	5,300	(3,089)	2,211
Patent and trademarks	7 - 10	2,370	(1,748)	622	2,381	(1,569)	812
Total intangible assets, net		$24,670	$(11,372)	$13,298	$24,681	$(8,447)	$16,234

Future expected amortization of intangible assets as of June 30, 2023, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2023	$846
2024	3,253
2025	2,012
2026	1,768
2027 and thereafter	5,419
Total	$13,298

Intangible asset amortization expense was $1.0 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively, and $2.9 million and $2.7 million for the nine months ended June 30, 2023 and 2022, respectively. The increase in intangible amortization expense was primarily due to the Bid4Assets acquisition as consummated on November 1, 2021.

The Company has continued to evaluate the impact of interest rate changes, elevated inflationary levels, ongoing macroeconomic disruptions, and the subsequent financial performance of Bid4Assets, on the recoverability of its long-lived assets. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and nine months ended June 30, 2023

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first nine months of fiscal year 2023 and its corresponding effective tax rate is 26.4% compared to 11.7% for the first nine months of fiscal year 2022. The change in the effective tax rate for the nine months ended June 30, 2023, as compared to the same period in the prior year was primarily due to state and foreign taxes, the utilization of net operating losses, and the inclusion of the $20.0 million non-cash gain from the fair-market value adjustment of the Bid4Assets acquisition earn-out liability recorded in the nine months ended June 30, 2022. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022, and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. The CAMT will be effective for us beginning in fiscal year 2024. We currently are not expecting the IRA to have a material adverse impact on our financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the nine months ended June 30, 2023, the Company recorded a benefit of $0.1 million due to the reduction of unrecognized tax benefits related to foreign operations. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of June 30, 2023, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2019 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2019 may be adjusted upon examination by tax authorities if they are utilized.

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

The applicable interest rate on any draws under the Line of Credit is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. The Company pays an Unused Commitment Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 0.05% per annum on the daily amount of the available, but unused, balance on the Line of Credit. The Company also pays a Line of Credit Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 1.25% on the daily amount available to be drawn for standby letters of credit. Interest incurred on any draws under the Line of Credit, as well as the Unused Commitment Fee and Letter of Credit Fee, are included within Interest and other (income) expense, net in the Condensed Consolidated Statements of Operations.

The Company may draw upon the Line of Credit for general corporate purposes. Repayments of any borrowings under the Line of Credit shall become available for redraw at any time by the Company.

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2023, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three and nine months ended June 30, 2023 and 2022, the Company did not make any draws under the Credit Agreement. As of June 30, 2023 and 2022, the Company had no outstanding borrowings under the Credit Agreement.

During the three and nine months ended June 30, 2023 and 2022, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	3,602	3,602
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	131,070	1	—	—	—	—	—	1
Taxes paid associated with net settlement of stock compensation awards	(40,239)	—	(851)	—	—	—	—	(851)
Forfeitures of restricted stock awards	(14,855)	—	—	—	—	—	—	—
Common stock repurchased	—	—	—	(147,185)	(2,963)	—	—	(2,963)
Common stock surrendered in the exercise of stock options	—	—	100	(4,678)	(100)	—	—	—
Stock compensation expense	—	—	2,270	—	—	—	—	2,270
Foreign currency translation and other	—	—	—	—	—	(131)	136	5
Balance at December 31, 2021	35,533,071	$36	$253,536	(2,373,946)	$(39,691)	$(9,142)	$(67,660)	$137,079
Net income	—	—	—	—	—	—	11,970	11,970
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	320,943	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(47,124)	—	(958)	—	—	—	—	(958)
Common stock repurchased	—	—	—	(1,011,881)	(17,035)	—	—	(17,035)
Stock compensation expense	—	—	2,102	—	—	—	—	2,102
Forfeiture of restricted stock awards	(242,902)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(169)	—	(169)
Balance at March 31, 2022	35,563,988	$36	$254,680	(3,385,827)	$(56,726)	$(9,311)	$(55,690)	$132,989
Net income	—	—	—	—	—	—	16,408	16,408
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	18,373	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(5,907)	—	(92)	—	—	—	—	(92)
Common stock repurchased	—	—	—	(408,211)	(5,450)	—	—	(5,450)
Stock compensation expense	—	—	1,984	—	—	—	—	1,984
Foreign currency translation	—	—	—	—	—	(1,170)	—	(1,170)
Balance at June 30, 2022	35,576,454	$36	$256,572	(3,794,038)	$(62,176)	$(10,481)	$(39,282)	$144,669

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended (LTIP), and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. As of June 30, 2023, the Company has reserved a total of 20,300,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of June 30, 2023, 972,696 shares of common stock remained available for use under the LTIP.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Equity-classified awards:
Stock options	$524	$505	$1,524	$2,097
RSUs & RSAs	1,671	1,478	4,737	4,259
Total Equity-classified award	2,195	1,983	6,261	6,356
Liability-classified awards:
SARs	—	(99)	(45)	(200)
Total stock compensation expense:	$2,195	$1,884	$6,216	$6,156

The table below presents the components of share-based compensation expense by line item within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Stock-compensation expense by function
Technology and operations	$356	$321	$948	$906
Sales and marketing	612	464	$1,780	1,496
General and administrative	1,227	1,099	$3,488	3,754
Total stock compensation expense:	$2,195	$1,884	$6,216	$6,156

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Nine Months Ended June 30, 2023
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

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the nine months ended June 30, 2023, were as follows:

Nine Months Ended
June 30, 2023
Dividend yield	—
Expected volatility	56.87% - 62.16%
Risk-free interest rate	3.39% - 3.88%
Expected term	4.5 - 7.6 years

SARs

During the nine months ended June 30, 2023, the Company did not issue any SARs, while 24,150 SARs were exercised requiring the Company to make cash payments of $0.2 million. As of June 30, 2023, there were no SARs outstanding.

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

The Company repurchased 1,607,132 shares for $21.2 million during the nine months ended June 30, 2023. As of June 30, 2023, the Company had $1.8 million of remaining authorization to repurchase shares through December 31, 2025.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. Any shares surrendered to the Company in this manner are not available for future grant.

During the nine months ended June 30, 2023 and 2022, participants surrendered 12,215 and 4,678 shares of common stock, respectively, in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date;

Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; and

Level 3: Unobservable inputs for the asset or liability.

Cash and cash equivalents. The Company had $37.5 million and $22.0 million of money market funds considered cash equivalents at June 30, 2023, and September 30, 2022, respectively. These assets were measured at fair value as of June 30, 2023, and September 30, 2022, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

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

Through the earnout period ended December 31, 2022, $3.5 million in earn-out payments were made. As of September 30, 2022, the earn-out fair value was estimated to be $0 based upon a Monte Carlo simulation of forecasted EBITDA for the final measurement period ending December 31, 2022.

As of December 31, 2022, the remaining earn-out fair value was $0 based upon actual performance through the final earn-out measurement period ended December 31, 2022.

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

The Company’s financial assets and liabilities not measured at fair value are cash, short-term investments, accounts receivable, accounts payable, and payables to sellers. The Company believes the carrying values of these instruments approximate fair value.

As of June 30, 2023, the Company had no non-financial instruments measured at fair value on a non-recurring basis other than fair value measurements associated with the purchase accounting for Bid4Assets. As of June 30, 2023, and September 30, 2022, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic (benefit) is recognized within Interest and other (income) expense, net in the Condensed Consolidated Statements of Operations, and for the three and nine months ended June 30, 2023 and 2022, included the following components:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Interest cost	$203	$122	$594	$384
Expected return on plan assets	(224)	(219)	$(653)	(686)
Amortization of prior service cost	7	5	$20	15
Total net periodic (benefit)	$(14)	$(92)	$(39)	$(287)

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

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in federal court in Montgomery County, Maryland, alleging wrongful termination on the basis of gender, race, and age. The parties have completed the discovery phase of this case. On April 4, 2022, the Company filed a motion for summary judgment. The court granted the motion with respect to the age discrimination claim but denied the motion with respect to the race and gender discrimination claims. The Company believes the remaining claims are without merit and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of this claim. The trial for this matter is scheduled to begin on October 30, 2023.

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

Unless otherwise noted, based on the information currently available, there are no claims or actions pending or threatened against the Company that, if adversely determined, would have, in Company’s management’s judgment based on the information known to management, a material adverse effect on the Company.

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
•
The CAG reportable segment provides managed and self-directed service solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus and idle assets. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. Commercial seller assets are located across the Americas, Europe, Australia, Asia, and Africa. This segment uses the AllSurplus, GoIndustry DoveBid, and GovDeals marketplaces.
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

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
GovDeals:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	17,270	16,587	45,956	45,130
Total revenue	17,270	16,587	45,956	45,130
Segment direct profit	$16,389	$15,765	$43,572	$42,913

RSCG:
Purchase revenue	$41,439	$33,788	$121,651	$99,838
Consignment and other fee revenues	9,532	8,586	29,006	23,045
Total revenue	50,971	42,374	150,657	122,883
Segment direct profit	$17,876	$15,942	$50,562	$46,818

CAG:
Purchase revenue	$1,370	$1,719	$7,064	$9,271
Consignment and other fee revenues	7,615	6,077	20,731	18,725
Total revenue	8,985	7,796	27,795	27,996
Segment direct profit	$7,938	$6,271	$23,466	$21,076

Machinio:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	3,559	3,124	10,144	8,883
Total revenue	3,559	3,124	10,144	8,883
Segment direct profit	$3,381	$2,971	$9,611	$8,424

Corporate & Other, including elimination adjustments:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	(16)	(15)	(47)	(44)
Total revenue	(16)	(15)	(47)	(44)
Segment direct profit	$(16)	$(15)	$(47)	$(44)

Consolidated:
Purchase revenue	$42,809	$35,507	$128,715	$109,109
Consignment and other fee revenues	37,961	34,359	105,790	95,739
Total revenue	80,770	69,866	234,505	204,848
Total Segment direct profit	$45,568	$40,934	$127,165	$119,186

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Reconciliation:
Total segment direct profit	$45,568	$40,934	$127,165	$119,186
Other costs and expenses from operations (1)	$37,315	33,712	108,811	103,008
Fair value adjustment of acquisition earn-outs	$—	(11,500)	—	(20,000)
Interest and other (income) expense, net	$(777)	131	(1,609)	(55)
Income before provision for income taxes	$9,030	$18,591	$19,963	$36,233

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended June 30, 2023 and 2022, was 8.8% and 11.9%, respectively. The percent of our revenues that came from transactions conducted outside of the United States for the nine months ended June 30, 2023 and 2022, was 10.4% and 13.6%, respectively.

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

Macroeconomic Conditions

Supply chain challenges and shifting consumer sentiment. Constraints in the production of new vehicles and heavy equipment originating during the COVID-19 pandemic, particularly as it relates to new fleet sales, are continuing to impact the supply of used vehicles available for sale on our marketplaces, while used car market price indices are simultaneously experiencing heightened volatility. In addition, general consumer behavior appears to be more cautious, focused more on essential goods and travel with limited discretionary high-value purchases. These conditions are impacting our GMV, Revenues, Segment direct profit and Segment direct profit margins, and may continue to do so while these conditions persist, or if similar challenges emerge in other key asset categories.

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

Russia-Ukraine Conflict. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing. In response to the invasion, numerous countries, including the United States, imposed significant new sanctions and export controls against Russia, Russian banks and certain Russian individuals. The conflict has further heightened global supply chain disruptions and impacted the international trade and energy markets. For the three and nine months ended June 30, 2023 and 2022, the Company's total revenues directly associated with Russia and Ukraine were not material to our consolidated financial results. We will continue monitoring the events in Ukraine and any potential future impacts on our business.

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

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of June 30, 2023, we had more than 5.1 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of buyers. During the twelve months ended June 30, 2023, the approximate number of registered buyers increased from 4.8 million to 5.1 million, or approximately 5%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 87% and 85% of our consolidated GMV for the three and nine months ended June 30, 2023, respectively, and 89% and 87% for the three and nine months ended June 30, 2022, respectively. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 39% and 38% of our total revenue for the three and nine months ended June 30, 2023, respectively, and 41% and 39% for the three and nine months ended June 30, 2022, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 13% and 15% of our GMV for the three and nine months ended June 30, 2023, respectively, and 11% and 13% for the three and nine months ended June 30, 2022, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 53% and 55% of our total revenues for the three and nine months ended June 30, 2023, respectively, and 51% and 53% for the three and nine months ended June 30, 2022, respectively.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $6.0 million and $8.1 million of inventory purchased under such contracts with Amazon.com, Inc. are included in our Consolidated Inventory balances as of June 30, 2023, and September 30, 2022, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Other fee revenues accounted for 7.9% and 7.5% of our total revenues for the three and nine months ended June 30, 2023, respectively, and 8.3% and 7.7% of our total revenues for the three and nine months ended June 30, 2022, respectively.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three and nine months ended June 30, 2023, was $334.0 million and $887.5 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of each of June 30, 2023, and 2022, we had 5.1 million and 4.8 million, registered buyers, respectively. None of our buyers represented more than 10% of our revenue during the three and nine months ended June 30, 2023.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2023 and 2022, 924,000 and 884,000 participants participated in auctions on our marketplaces, respectively. During the nine months ended June 30, 2023 and 2022, approximately 2,465,000 and 2,355,000, respectively, total auction participants participated in auctions on our marketplaces.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2023 and 2022, we completed 252,000 and 253,000 transactions, respectively. During the nine months ended June 30, 2023 and 2022, we completed approximately 675,000 and 709,000 transactions, respectively.

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

Earn-out liability. Following the acquisition of Bid4Assets during the year ended September 30, 2022, shareholders of Bid4Assets were eligible to receive up to $37.5 million in cash, payable based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022. The earn-out consideration was preliminarily fair valued at approximately $28.0 million as of the acquisition date on November 1, 2021. As of June 30, 2023, $3.5 million in earn out payments were made as based upon actual performance through the final earn-out measurement period ending December 31, 2022. During the year ended September 30, 2022, the significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, a high level of volatility of operating results given the nature of the business model and its economic environment create a wider range of potential outcomes over the earn-out period, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our purchase price allocation, goodwill arising from the Bid4Assets acquisition was determined to be $30.1 million. As discussed in Note 11 – Fair Value Measurement, the fair value of the Bid4Assets earn-out liability declined by $24.5 million during the fiscal year ended September 30, 2022. As of June 30, 2023, there was no remaining earn-out liability pursuant to the final earn out measurement period ending December 31, 2022. The decline in earn-out liability since the acquisition date was due to timing changes, which were not known nor knowable as of the acquisition date, impacting the level of auction events and transactions that were expected to occur during the earn-out period ending December 31, 2022. These timing changes have not reflected substantive changes to the long-term outlook for real estate sales within the GovDeals segment and were not considered a triggering event for testing goodwill or long-lived assets for impairment as of December 31, 2022. The Company will continue to monitor for changes that could impact the recoverability of its goodwill.

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

Interest and other (income) expense, net. Interest and other (income) expense, net consists of interest income on interest bearing checking accounts, money market funds, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes. For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income (loss). Our effective income tax rate after discrete items was 26.4% for the nine months ended June 30,2023. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
(in thousands)	2023	2022	$	%	2023	2022	$	%
Purchase revenues	$42,809	$35,507	$7,302	20.6%	$128,715	$109,109	$19,606	18.0%
Consignment and other fee revenues	37,961	34,359	3,602	10.5%	105,790	95,739	10,051	10.5%
Total revenue	80,770	69,866	10,904	15.6%	234,505	204,848	29,657	14.5%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	35,201	28,932	6,269	21.7%	107,340	85,662	21,678	25.3%
Technology and operations	13,927	13,782	145	1.1%	43,423	41,573	1,850	4.4%
Sales and marketing	13,068	10,900	2,168	19.9%	35,712	32,217	3,495	10.8%
General and administrative	7,454	6,389	1,065	16.7%	21,243	21,672	(429)	(2.0)%
Depreciation and amortization	2,866	2,641	225	8.5%	8,433	7,546	887	11.8%
Fair value adjustment of acquisition earn-outs	—	(11,500)	11,500	NM	—	(20,000)	20,000	NM
Other operating (income) expenses, net	(1)	27	(28)	NM	128	18	110	NM
Total costs and expenses	72,515	51,171	21,344	41.7%	216,279	168,688	47,591	28.2%
Income from operations	8,255	18,695	(10,440)	(55.8)%	18,226	36,160	(17,934)	(49.6)%
Interest and other (income) expense, net	(775)	104	(879)	NM	(1,737)	(73)	(1,664)	NM
Income before provision for income taxes	9,030	18,591	(9,561)	(51.4)%	19,963	36,233	(16,270)	(44.9)%
Provision for income taxes	2,543	2,183	360	16.5%	5,265	4,254	1,011	23.8%
Net income	$6,487	$16,408	$(9,921)	(60.5)%	$14,698	$31,979	$(17,281)	(54.0)%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (previously referred to as segment gross profit which continues to be calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands	2023	2022	2023	2022
GovDeals:
GMV	$213,052	$222,238	$542,025	$559,429
Total revenue	$17,270	$16,587	$45,956	$45,130
Segment direct profit	$16,389	$15,765	$43,572	$42,913
Segment direct profit as a percentage of total revenue	94.9%	95.0%	94.8%	95.1%
RSCG:
GMV	$72,677	$60,476	$210,913	$172,930
Total revenue	$50,971	$42,374	$150,657	$122,883
Segment direct profit	$17,876	$15,942	$50,562	$46,818
Segment direct profit as a percentage of total revenue	35.1%	37.6%	33.6%	38.1%
CAG:
GMV	$48,229	$42,292	$134,518	$129,674
Total revenue	$8,985	$7,796	$27,795	$27,996
Segment direct profit	$7,938	$6,271	$23,466	$21,076
Segment direct profit as a percentage of total revenue	88.3%	80.4%	84.4%	75.3%
Machinio:
GMV	—	—	—	—
Total revenue	$3,559	$3,124	$10,144	$8,883
Segment direct profit	$3,381	$2,971	$9,611	$8,424
Segment direct profit as a percentage of total revenue	95.0%	95.1%	94.7%	94.8%
Consolidated:
GMV	$333,958	$325,006	$887,456	$862,033
Total revenue	$80,770	$69,866	$234,505	$204,848

Three Months Ended June 30, 2023, Compared to the Three Months Ended June 30, 2022

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 4.1%, or $0.7 million, while GMV decreased by 4.1%, or $9.2 million. The decline in GMV was driven by lower volumes of lower take-rate foreclosed real estate properties available for auction. The increase in revenues was driven by increased marketplace activity, including additional sellers, improved availability of used vehicles, and increased take-rate pricing. Combined, these factors caused revenue as a percentage of GMV to increase to 8.1% from 7.5% last year. Segment direct profit increased by $0.6 million, or 4.0%. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased $8.6 million, or 20.3%, due to a $12.2 million, or 20.2%, rise in GMV due to increased access to recurring product flows from new and expanded client programs, and improving recovery rates due to reduced availability of excess inventories available in the broader spot market that had accumulated from retailer supply chain related challenges in the prior year. Segment direct profit increased by $1.9 million, or 12.1%. Segment direct profit as a percentage of total revenue decreased from 37.6% to 35.2%, due to an increase in the purchase model GMV mix and a $0.4 million inventory provision, partially offset by improving recovery rates.

CAG. Revenue from the CAG reportable segment increased by $1.2 million, or 15.2%, due to a $5.9 million, or 14.0%, increase in GMV driven by consignment sales in our industrial and heavy equipment categories. As a result of the increase in revenues, Segment direct profit increased by $1.7 million, or 26.6%. Segment direct profit as a percentage of total revenue increased 8.0% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, from a higher mix of consignment transactions and higher margins on purchase transactions conducted during the quarter. Challenged global supply chains are experiencing heightened disruptions due to international tensions and other disruptions, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 13.4%, or $0.4 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 13.8%, or $0.4 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $10.9 million, or 15.6%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $6.3 million, or 21.7%, which changed at a higher rate than Total revenues primarily due to an increase in purchase transactions at the RSCG segment. However, this increase was consistent with the 20.6% increase in Purchase revenues between the three months ended June 30, 2023 and 2022, as the cost of inventory purchased for purchase model transactions is the largest component of our consolidated Cost of goods sold.

Technology and operations expenses. Technology and operations expenses increased $0.1 million, or 1.1%, primarily due to changes to stock compensation and other variable compensation, offset by a $0.6 million decrease from streamlining operations expenses following the prior year growth in our distribution network.

Sales and marketing expenses. Sales and marketing expenses increased $2.2 million, or 19.9%, due to a $0.3 million increase in bad debt expense, and the impact of our market share expansion and client diversification efforts that occurred throughout the past year, as well as other inflationary cost increases.

General and administrative expenses. General and administrative expenses increased $1.1 million, or 16.7%, due to increases in stock compensation and other variable compensation.

Depreciation and amortization. Depreciation and amortization expense increased $0.2 million, or 8.5%, stemming from our ongoing technology and operations investments to continue our growth.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs decreased by $11.5 million as a non-cash gain for the same amount was recorded during the three months ended June 30, 2022, due to a reduction in the fair value of the Bid4Assets earn-out liability. See Note 11 - Fair Value Measurement for further information.

Other operating (income) expenses, net. Other operating (income) expense, net was consistent between the three months ended June 30, 2023 and 2022.

Interest and other (income) expense, net. Interest and other (income) expense, net increased $0.9 million, due to the effect of rising interest rates on our cash equivalent and short-term investment holdings.

Provision for income taxes. Provision for income taxes increased $0.4 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Nine Months Ended June 30, 2023, Compared to the Nine Months Ended June 30, 2022

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 1.8%, or $0.8 million, while GMV decreased by 3.1%, or $17.4 million. The decline in GMV was driven by lower volumes of lower take-rate foreclosed real estate properties available for auction. The increase in revenues was driven by increased marketplace activity, including additional sellers, improved availability of used vehicles, and increased take-rate pricing. Combined, these factors caused revenue as a percentage of GMV to increase to 8.5% from 8.1% last year. Segment direct profit increased by $0.7 million, or 1.5%. Segment direct profit as a percentage of total revenue remained consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased $27.8 million, or 22.6%, due to a $38.0 million, or 22.0%, rise in GMV due to a stronger holiday return and liquidations season, access to recurring product flows from new and expanded client programs and distribution networks, and improving recovery rates due to reduced availability of excess inventories available in the broader spot market that had accumulated from retailer supply chain related challenges in the prior year. Segment direct profit increased by $3.7 million, or 8.0%. Segment direct profit as a percentage of total revenue decreased from 38.1% to 33.6%, due to an increase in the purchase model GMV mix and $1.0 million in inventory provisions, partially offset by improving recovery rates.

CAG. Revenue from the CAG reportable segment decreased by $0.2 million, or 0.7%. GMV increased by $4.8 million, or 3.7%, driven by consignment sales in our energy and heavy equipment categories. The increase in transactions conducted under the consignment model contributed to Segment direct profit increasing by $2.4 million, or 11.3%. Segment direct profit as a percentage of total revenue which increased 9.1% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, from a higher mix of consignment transactions and higher margins on purchase transactions conducted during the quarter. Challenged global supply chains are experiencing heightened disruptions due to international tensions and other disruptions, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 14.2%, or $1.3 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, Segment direct profit increased 14.2%, or $1.2 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $29.7 million, or 14.5%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $21.7 million, or 25.3%, which changed at a higher rate than Total revenues primarily due to an 18.0% increase in our Purchase revenues between the nine months ended

June 30, 2023 and 2022, as changes in consumer sentiment affected our product mix earlier in the current year, resulting in a higher proportion of lower value products during that time.

Technology and operations expenses. Technology and operations expenses increased $1.8 million, or 4.4%, due to a $0.7 million increase from changes to stock compensation and other variable compensation, and from the impact of the growth in our distribution network facilities, market share expansion, and client diversification efforts, as well as other inflationary cost increases.

Sales and marketing expenses. Sales and marketing expenses increased $3.5 million, or 10.8%, due to a $1.0 million increase in stock compensation expense and other variable compensation, a $0.5 million increase in bad debt expense, and the impact of our market share expansion and client diversification efforts, as well as other inflationary cost increases. These increases were partially offset by a $0.9 million non-recurring benefit from a concluded client program.

General and administrative expenses. General and administrative expenses decreased $0.4 million, or 2.0%, primarily due to a $0.3 million decrease in stock compensation expense.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 11.8%, primarily due to the increase in intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs decreased by $20.0 million as the cumulative non-cash gain for the same amount was recorded during the nine months ended June 30, 2022, due to a reduction in the fair value of the Bid4Assets earn-out liability. See Note 11 - Fair Value Measurement for further information.

Other operating (income) expenses, net. Other operating (income) expense, net was consistent between the nine months ended June 30, 2023 and 2022.

Interest and other (income) expense, net. Interest and other (income) expense, net increased $1.7 million, due to the effect of rising interest rates on our cash equivalent and short-term investment holdings.

Provision for income taxes. Provision for income taxes increased $1.0 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Non-GAAP Financial Measures

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA. Non-GAAP EBITDA is a supplemental non-GAAP financial measure and is equal to Net income plus Interest and other (income) expense, net excluding the non-service components of net periodic pension (benefit) expense; Provision for income taxes; and Depreciation and amortization. Interest and other (income) expense, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Non-GAAP Adjusted EBITDA differs from Non-GAAP EBITDA because we further adjust Non-GAAP EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, and goodwill, long-lived asset and other non-current asset impairment.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022
Net income	$6,487	$16,408	$14,698	$31,979
Interest and other (income) expense, net[1]	(761)	196	(1,698)	214
Provision for income taxes	2,543	2,183	5,265	4,254
Depreciation and amortization	2,866	2,641	8,433	7,546
EBITDA	$11,135	$21,428	$26,698	$43,993
Stock compensation expense	2,195	1,884	6,216	6,156
Acquisition costs and impairment of long-lived and other non-current assets[2]	—	43	183	295
Fair value adjustment of acquisition earn-outs[3]	—	(11,500)	—	(20,000)
Non-GAAP Adjusted EBITDA	$13,330	$11,855	$33,097	$30,444

1 Interest and other (income) expense, net excludes non-services pension and other postretirement (benefit) expense.

2 Acquisition costs and impairment of long-lived and other non-current assets, are components of Other operating (income) expenses, net on the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of June 30, 2023, we had $98.1 million and $7.7 million in Cash and cash equivalents and Short-term investments, respectively, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the nine months ended June 30, 2023 and 2022, were $3.9 million and $6.3 million, respectively. This decrease was primarily driven by prior year growth in our distribution network facilities. As of June 30, 2023, we had no significant outstanding commitments for capital expenditures.

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

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three and nine months ended June 30, 2023, the Company did not make any draws under the Credit Agreement. As of June 30, 2023, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2023, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

We expect to continue to invest in enhancements to our e-commerce technology platform, marketplace capabilities, operational technology, and tools for data-driven decision support, omni-channel behavioral marketing, expanded analytics, and buyer/seller payment optimization.

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $10.4 million of undistributed foreign earnings as of June 30, 2023. As of June 30, 2023, and September 30, 2022, $15.3 million and $20.3 million, respectively, of cash and cash equivalents was held by foreign subsidiaries outside of the U.S.

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

The Company repurchased 1,607,132 shares for $21.2 million during the nine months ended June 30, 2023. As of June 30, 2023, the Company had $1.8 million of remaining authorization to repurchase shares through December 31, 2025.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Nine Months Ended June 30, 2023 Compared to the Nine Months Ended June 30, 2022

Net cash provided by operating activities was $32.4 million and $31.1 million for the nine months ended June 30, 2023 and 2022, respectively. The $1.3 million increase in cash provided by operating activities between periods was attributable to $6.0 million of higher Net income as adjusted for non-cash items; a $7.4 million increase in cash inflows from Accounts receivable driven by the collection of proceeds from large spot purchase transactions with international clients conducted in the prior year; and a $3.2 million decrease in cash outflows from Accrued expenses and other current liabilities driven by changes in other variable compensation targets. These increases were offset by a combined $16.0 million decrease in cash inflows associated with our Accounts payable and Payables to sellers primarily due to lower volumes of foreclosed real estate property sales and timing differences in the payment of GovDeals seller settlements relative to the period end date.

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

Net cash used in investing activities was $9.5 million and $17.4 million for the nine months ended June 30, 2023 and 2022, respectively. The $7.9 million decrease in cash used in investing activities was driven by the prior year $11.2 million in cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired. See Note 3 - Bid4Assets Acquisition for further information. This decrease was offset by $5.6 million in short-term investments purchased during the nine months ended June 30, 2023.

Net cash used in financing activities was $21.8 million and $31.0 million for the nine months ended June 30, 2023 and 2022, respectively. The $9.2 million decrease in cash used in financing activities was primarily driven by a $4.2 million decrease in share repurchases, a prior year $3.5 million cash payment for contingent consideration arising from the Bid4Assets acquisition as discussed at Note 3 - Bid4Assets Acquisition, and $0.9 million in lower taxes paid in connection with the net settlement of stock compensation awards. These were partially offset by $0.5 million of proceeds from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity and maximize income consistent with minimizing risk of material loss. As of June 30, 2023, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical one hundred basis point decline in interest rates would impact our pre-tax earnings by approximately $1.0 million on an annualized basis.

As of June 30, 2023, we do not have any debt, however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

As of June 30, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2023, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 13 - Legal Proceedings and Other Contingencies, of the accompanying Notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, as supplemented by the additional risk factor disclosure in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023. In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, and Part II, "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2023, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K and Form 10-Q are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended June 30, 2023 (in thousands, except share and per share amounts).

			Total Number of Shares	Approximate Dollar Value
	Total Number of	Average Price	Purchased as a Part of a	of Shares that May Yet be
Period			Publicly Announced	Purchased Under the
	Shares Purchased[1]	Paid Per Share	Program	Programs (in million)
April 1, 2023, to April 30, 2023	266,170	$12.95	266,170	$2.5
May 1, 2023, to May 31, 2023	53,841	$13.10	53,841	$1.8
June 1, 2023, to June 30, 2023	16,194	$15.77	5,399	$1.8
Total	336,205		325,410

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended June 30, 2023, participants surrendered 10,795 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.

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

As of June 30, 2023, the Company had $1.8 million of remaining authorization to repurchase outstanding shares of common stock.

Item 5. Other Information

On August 1, 2023, the Board of Directors determined to adopt a revised Clawback Policy (the “Revised Clawback Policy”) which reflects recent amendments to the Nasdaq continued listing standards requiring the recoupment of certain executive compensation in the event of an accounting restatement resulting from material noncompliance with financial reporting requirements. Effective October 1, 2023, the Revised Clawback Policy will amend and restate, in its entirety, the Liquidity Services, Inc. Clawback Policy adopted as of December 22, 2014.

Item 6. Exhibits

Exhibit No.	Description

3.1

Fourth Amended and Restated Certificate of Incorporation (the "Fourth A&R Certificate"), incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2	Certificate of Amendment of the Fourth A&R Certificate, incorporated herein by reference to Appendix A to the Company’s Schedule 14A, filed with the SEC on January 24, 2023.

3.3	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 5, 2022.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Revised Liquidity Services, Inc. Clawback Policy (effective October 1, 2023)

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
August 3, 2023	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
August 3, 2023	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)