Form 10-K
period 2023-09-30
LIQUIDITY SERVICES INC
filed 2023-12-07
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-51813

LIQUIDITY SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	52-2209244 (I.R.S. Employer Identification No.)
6931 Arlington Road, Suite 460, Bethesda, MD. (Address of principal executive offices)	20814 (Zip Code)

(202) 467-6868

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	LQDT	Nasdaq

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Aggregate market value of the Common Stock held by non-affiliates computed by reference to the Nasdaq closing price on March 31, 2023, the last business day of the most recently completed second fiscal quarter, was $297.2 million.

The number of shares of Common Stock outstanding as of December 4, 2023 was 30,756,129.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2024 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

INDEX

Unless the context requires otherwise, references in this report to "we," "us," "our", the "Company" and "Liquidity Services" refer to Liquidity Services, Inc. and its subsidiaries.

PART I

Item 1. Business.

Overview

Liquidity Services, Inc. (Liquidity Services, the Company) is a leading global commerce company providing trusted online marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our online marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in greater numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders. During the past three fiscal years, we have conducted over 2.6 million online transactions generating $3.2 billion in gross merchandise volume or GMV. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.

During the year ended September 30, 2023, the number of registered buyers grew from 4.9 million to 5.1 million, or 5%. We generated GMV of $1.2 billion and revenue of $314.5 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges during the year ended September 30, 2023. Our GMV has grown at a compound annual growth rate of 13.9% since 2018.

Liquidity Services was incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

On November 1, 2021, our GovDeals segment acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets is a leading online marketplace focused on conducting real property auctions for government entities, including tax foreclosure sales and sheriff's sales. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.

Operating Segments

The Company has four reportable segments under which we conduct business: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), and Machinio. Further information and operating results of our reportable segments can be found in Note 16 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals and Bid4Assets marketplaces (see Note 3 - Bid4Assets Acquisition).
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value.
•
CAG. The CAG reportable segment provides solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus assets. The core verticals in which CAG operates include industrial manufacturing, oil and gas, heavy equipment, biopharma, and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG benefits from a global base of buyers and sellers enabling the sale and redeployment of assets wherever they’re most likely to generate the best value and highest use across the world. This segment primarily uses the AllSurplus and GovDeals marketplaces.

•
Machinio. The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of online marketing tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

Industry Overview

While a well-established forward supply chain exists for the procurement of assets, many manufacturers, retailers, corporations and government agencies have recognized the growing need for strategic reverse supply chain solutions. For example, according to Allied Market Research (Reverse Logistics Market by Return Type: Global Opportunity and Industry Forecast 2021-2028 (July 2021)), the global reverse logistics market is expected to reach $958 billion by 2028, growing at a compound annual growth rate of 5.6% from 2021 to 2028.

The retail industry, as per an Appriss Retail and National Retail Federation Q4 2022 returns survey (2022 Consumer Returns in the Retail Industry), estimates that approximately $816 billion of merchandise is returned on an annual basis, representing almost 18% of total sales. Liquidity Services estimates that at least $100 billion of these returns are moved through secondary markets, with the remaining volume returning to retailer shelves or being sold through discount retailers.

Estimates based on Bureau of Economic Analysis, U.S. Census, and World Bank reports, indicate that the global used equipment market is valued at approximately $350 billion.

Assets handled by reverse supply chain solutions generally consist of retail consumer returns, overstock products and idle goods or capital assets from both corporate and government sectors. The supply of surplus and idle assets in the reverse supply chain results from a number of factors, including:

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
•
Supply chain inefficiencies. Forecasting inaccuracies, manufacturer overruns, canceled orders, evolving market preferences, realignments in response to macroeconomic events, discontinued product lines, merchandise packaging changes and seasonal fluctuations result in the growth of surplus assets. Organizations that manufacture, distribute, sell or use finished goods regularly dispose of excess inventory or returned merchandise.
•
Growth of e-commerce. According to Digital Commerce 360 (US Ecommerce Grows 10.8% in Q3 2022), over 20% of all retail purchases come from online orders. Furthermore, online purchases have a higher return rate at almost 21%, greater than that of 17% for total retail sales overall (CNBC: A more than $761 billion dilemma: Retailers’ returns jump as online sales grow (January 2022)). As e-commerce growth accelerates, the flow of assets in the retail reverse supply chain is likely to grow.
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
•
Changing budgetary trends in corporate and governmental entities. As corporate and governmental entities are increasingly pressured to enhance efficiencies while also using fewer resources, they are looking to the liquidation of surplus capital assets as a source of funds.

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
•
awareness of effective methods and mechanisms for the disposal of surplus assets;
•
experience in managing the reverse supply chain to seek optimal net returns and improve gross margins; and
•
real time market data on surplus assets.

Traditional methods of surplus asset disposition include ad-hoc sales, negotiated direct sales, utilization of individual brokers or sales agents and live on-site auctions. We believe these solutions are generally highly fragmented, geographically dispersed and poorly integrated with supply chain operations. The manual, negotiated and geographically dispersed nature of traditional surplus resale methods results in a lack of pricing transparency for offered goods, multiple brokers/parties ultimately involved in the final disposition and a lower number of potential buyers and bids, which we believe typically leads to lower recovery for sellers.

Professional buyers seek surplus assets to sustain their operations and meet demands of end-customers. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms, and small businesses. Traditionally, these buyers have had limited access to a reliable flow of surplus goods and assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:

•
global access to an available continuous supply of desired goods and assets;
•
efficient and inexpensive sourcing processes;
•
a professionally managed central marketplace with transparent, high-quality services;
•
detailed information and product description for the offered goods; and
•
pricing transparency or ability to compare asset prices.

We believe buyers of surplus assets will increasingly use online marketplace platforms to identify and source goods available for immediate purchase.

Our Solutions

Our solutions include e-commerce marketplaces, self-directed auction listing tools, and value-added services. Our marketplaces and services provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 5 million buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, and self-directed service tools to efficiently manage our sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

Through our relationships with our sellers, we provide our buyers with convenient access to a substantial and continuous flow of surplus assets. Buyers can find products in over 600 categories in lot sizes ranging from full truckloads to pallets, packages, and individual items. Our solution combines leading e-commerce marketplaces with integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers with a convenient method for sourcing surplus consumer goods and electronics, commercial capital assets, industrial equipment, energy equipment, biopharma assets, and real estate. We continually look for new categories in which we can expand our presence. For any given asset, our buyers have access to a detailed product description, product manifest, digital images, relevant transaction history regarding the seller, and, where appropriate, the shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become an important source for surplus assets for many of our professional buyers and end-users.

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of September 30, 2023, we had 5.1 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts an increasing number of buyers. During the year ended September 30, 2023, we had approximately 3.3 million auction participants in our online auctions. During fiscal 2023, we grew our registered buyer base by 4.8% or 234,000. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Competitive Factors

We have created liquid marketplaces for virtually any type, quantity, or condition of surplus assets. The strengths of our business model include:

Aggregation of supply and demand for surplus assets

The strength of our business model rests on our ability to aggregate sellers and buyers through our marketplaces. Sellers benefit from a liquid, transparent market and the active participation of our large base of professional buyers, which enhances their returns in comparison to less efficient models. Buyers benefit from our relationships with high-volume, corporate and government sellers, which provides them with continuous access to a comprehensive selection of surplus assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators and auctioneers. Instead, sellers and buyers access our global e-commerce marketplaces for their entire surplus asset needs.

Integrated and comprehensive solution

Our marketplaces provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus assets. We offer marketplaces with full-service and self-directed solutions. Our self-directed solutions provide transaction settlement and marketing support while allowing sellers to undertake the work of photographing, cataloging, and building their auctions.

Our value-added services simplify the sales and supply chain processes for our sellers and improve the utility of our marketplaces for our buyers. For corporate and certain government sellers, we provide sales, marketing, logistics, and seller support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and reverse supply chain for our sellers, reducing complexity while providing the ability to optimize the seller's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our warehouses and we deliver the sale proceeds, less our portion of such proceeds and/or our commissions or fees, after the sale is completed.

We have also expanded our capabilities to process individual items, pallets, less-than-truckload (LTL) and full-truckload (FTL) auctions. This provides our retail sellers with flexible solutions that can scale to solve their unique liquidity challenges while leveraging our various retail channels to maximize their recovery value.

Our buyer services include intelligent alerts, search tools, dynamic pricing, shipping and delivery where available, secure payment, live buyer support, and dispute resolution to enable effective methods to source assets for their businesses.

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
Increased Volume
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

Increased Volume

We intend to grow the volume of transacted surplus on our marketplaces with flexible service offerings and pricing models to meet the needs of existing and new sellers. We have expanded our self-directed service model to allow commercial sellers that do not require a full-service solution to leverage the power of our marketing and online marketplaces to drive buyer demand for their assets. This approach allows us to more completely penetrate the total addressable market by better meeting the needs of small and mid-sized organizations, equipment dealers, and organizations with lower volume needs. We also anticipate increasing volume by placing a greater focus on certain categories, including real estate, construction, and heavy equipment. We intend to grow our volume within the retail supply chain by leveraging the self-directed service model, continuing to grow our network of warehouses, and expanding our AllSurplus Deals marketplace, offering consumers deals for curbside pick-up. We will continue to provide flexible pricing models that allow our sellers to use either a consignment or a purchase-based model.

Service Expansion

We intend to grow our services with recurring revenue characteristics that leverage our technology platform, domain expertise, data, and marketplace channels. By leveraging our extensive knowledge and technology, we intend to grow our revenue by attracting more sellers and more volume through expanding our services to better support sellers and buyers and expanding and improving our asset management and redeployment tools for commercial and municipal government sellers on our new aggregated marketplace. Lastly, we are leveraging our Machinio segment to expand our capabilities with respect to technology-enabled advertising. This is a natural adjunct to the self-service and full-service solutions available in our marketplaces.

Expense Leverage

We intend to improve operating expense leverage by controlling costs coupled with technology innovation that increases productivity. We have simplified and streamlined our operations and consolidated business processes and systems, which has improved scalability.

We have a unified marketing organization to improve our seller and buyer marketing productivity by increasing the number of sellers using our platform and by driving increased volumes of highly targeted buyers to our marketplaces.

Our Marketplaces

Our network of marketplace brands serves buyers and sellers in numerous industries across hundreds of product categories.

Our e-commerce marketplaces are efficient and convenient methods for the sale of surplus consumer goods and capital assets in over 600 product categories including consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, real estate, energy equipment, industrial capital assets, heavy equipment, fleet, and transportation equipment and specialty equipment. They are designed to address the particular requirements and needs of buyers and sellers. We operate and enable several marketplaces, including the following:

•
Our GovDeals marketplace provides self-directed service solutions in which sellers list their own assets, and enables local and state government entities including city, county and state agencies, located in the United States and Canada to sell surplus assets. GovDeals also offers a suite of self-directed solutions that include transaction settlement and buyer marketing.
•
Our AllSurplus marketplace, launched in fiscal year 2020, leverages our 20 years of experience in the online surplus industry to create a centralized marketplace that connects our entire global buyer base with assets from across our network of marketplaces in a single destination. The AllSurplus platform will continually evolve as we enhance our marketplace technology and add new seller and buyer services.
•
Our Liquidation.com marketplace enables corporations located in the United States and Canada to sell surplus consumer goods and retail capital assets. This leading B2B marketplace and our related value-added services are designed to meet the needs of our sellers by selling their surplus assets to domestic and international buyers.
•
Our Machinio marketplace provides a global search, advertising, and inventory management platform that connects dealers and sellers of used machinery and equipment in the construction, machine tool, transportation, printing, and agriculture sectors with interested buyers.

Besides these leading business-to-business marketplaces, we recognize the need to reach end-users for some assets our sellers have entrusted to us. We have developed the capability to sell products on our sellers' behalf directly to end-users and/or consumers using a range of existing marketplaces. During fiscal year 2022, AllSurplus Deals was launched as an expansion and adaptation of the core AllSurplus platform enabling a hyper-localized direct to consumer experience. AllSurplus Deals provides a convenient, local pick-up solution connecting our retail supply directly to consumers in our target markets.

In addition to our e-commerce marketplaces, we have dedicated sales teams supporting the needs of our established global buyer base that seek items in larger quantities than are offered through our standard auction platforms. These range from a single truckload to ongoing flows of goods for export anywhere in the world, where we market, handle, and support the full transaction on behalf of our buyers. We expect to continue to meet the needs of our sellers and to access a growing range of products for all buyers by enhancing our multi-channel strategy to ensure we create value for assets at the end of their initial product life cycle.

Our Value-Added Services for Buyers and Sellers

In addition to our self-directed tools for our sellers, we have integrated value-added services to simplify the reverse supply chain processes for both our sellers and buyers. We believe these services generate operational efficiencies within this element of the supply chain enabling the greatest value for sellers and buyers with the highest level of confidence and transparency in the services we provide. Additionally, we believe these services improve compliance with the policies, regulations, and sale restrictions of our corporate and government sellers while supporting, or greatly enhancing, many corporate or government environmental initiatives.

Seller services. We offer value-added services to sellers in three areas: (a) merchandising and channel optimization; (b) logistics; and (c) settlement and seller support, including compliance services.

•
Merchandising and Channel Optimization. Our efforts encompass the services necessary to prepare retail merchandise for a successful auction and include the following:
o
Channel optimization - we determine the marketplace and channel sales strategy that we believe will create the most value for the individual asset using our real-time transaction systems and proprietary data to support ongoing optimization.
o
Marketing and promotion we use a variety of both online and traditional marketing methods to promote our sellers' merchandise and generate interest in each asset.

o
Asset lotting and merchandising - we leverage our industry experience to organize the merchandise we receive into size and product combinations that meet buyer preferences within each marketplace and channel.
o
Product information enhancement - we provide digital images of the merchandise to be sold and combine the images with relevant information. To increase the realized sales value, we also research, collect, and use supplemental product information to enhance product descriptions and categorization.
o
Recommendations - we utilize AI and big data algorithms to match buyers to the right products, enhancing our seller's overall recovery.
•
Logistics. We provide logistics services designed to support the receipt, handling, transportation, and tracking of merchandise offered through our marketplaces, including the following:
o
Network of warehouses - we provide sellers with the flexibility of either having us manage the sales process at their location or delivering merchandise to one of our warehouses.
o
Inventory management - sellers benefit from our management and inventory tracking system designed so merchandise is received, processed, and delivered promptly.
o
Cataloguing merchandise - we catalogue all merchandise, which enables us to provide useful product information to buyers and sellers.
o
Inspection and grading - In certain circumstances, we inspect the merchandise and provide condition descriptions to improve quality and the financial recovery to the seller.
o
Testing, data wiping, de-labeling, and refurbishment - we test products, wipe electronic data, refurbish and remove labels and product markings from merchandise prior to sale to add value to the asset and protect sellers' brand equity and distribution relationships.
o
Return to vendor or product disposition to non-sales channels - we manage the end-to-end processes for our sellers ensuring that returned merchandise is disposed of in compliance with a variety of disposition requirements. We provide end-to-end management of returning products to vendors, charities, or channels outside of our leading marketplace solutions.
o
Outbound fulfillment - we can arrange for domestic or international shipping for all merchandise, whether it is a small item or container load for export located in one of our warehouses or at a seller's facility.
•
Settlement and seller support. Settlement and seller support services are designed for successful and reliable completion of transactions and include:
o
Buyer qualification - we qualify buyers to ensure their compliance with government or seller mandated terms of sale, as well as to confirm their ability to complete a transaction.
o
Collection and settlement - we collect payments on behalf of sellers prior to delivery of any merchandise and disburse the proceeds to the seller after the satisfaction of all conditions of a sale.
o
Transaction tracking - we enable sellers and buyers to track and monitor the status of their transactions throughout the sales process. We support the successful completion of each transaction on behalf of the buyer and seller.
o
Reporting - we provide a range of comprehensive reporting services to sellers throughout the sales process. Our invoicing and reporting tools can be integrated with the seller's information system, providing a more efficient flow of data.
o
Seller support and dispute resolution - we provide full support throughout the transaction process and dispute resolution for our buyers and sellers if needed.

Buyer services. Many of the services we provide to sellers also benefit buyers by providing them with the information to make a more informed bid and by delivering the goods they purchased. Our buyer-focused services include:

•
Intelligent alerts and recommendations - we notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to ensure informed recommendations whenever we identify a product that fits a buyer's preference. We will alert our buyers based on their preferences when auctions are initially launched or nearing conclusion and based on various other parameters to enable our buyers to see relevant products.

•
Search and navigation tools - buyers can search our marketplaces for products based on a variety of criteria and personalized settings, including product category, keyword, lot size, product condition, product geographic location, and auction ending date.
•
Dynamic pricing tools, product information, and shipping quotes - we offer multiple dynamic pricing tools including outbid notification, automated bid agent, and automatic auction extension. In addition, we provide buyers with the information they need to make informed decisions, including product data, seller performance, and online shipping quotes to help understand their landed cost.
•
Broad and flexible range of shipping/pick-up options - we can provide packaging and shipping services for many transactions, whether it is a small item or container loads for export, including buyer pick-up at our premises, supporting buyer-arranged transportation through our preferred shippers network, or providing customer pick-up appointments at our AllSurplus Deals warehouse locations.
•
Secure settlement and buyer support - besides qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, and ensure the buyers funds are secure throughout the transaction process, all of which enhances buyer confidence.
•
Buyer Support - we provide full reliable buyer support and dispute resolution through phone, email, and chat throughout the transaction process.

Sales and Marketing

We use sales and marketing activities to acquire and manage our seller and buyer accounts. Our sales activities are focused on acquiring new sellers and expanding existing sellers' use of our solutions. Our marketing activities are focused on acquiring and activating new buyers and increasing existing buyers' participation. Our marketing team also manages our marketplace brands and seller lead generation efforts that support the sales team.

Sales

Our sales personnel develop seller relationships, contract to provide our services and manage the business accounts on an ongoing basis. Our sales team focuses on building long-term relationships with sellers that we believe will generate recurring transactions. They also leverage our years of experience and market data of completed transactions to identify which of our various services would be beneficial to each new or existing seller. Our sales team brings our global scale and specialist knowledge to an ecosystem of auction partners, leveraging our expertise to create additional opportunities for us to participate in purchase and consignment transaction model projects across the globe. In addition, we have a lead generation team which tracks relevant media around the world. The lead generation team uses several sources to research information relevant to our marketplaces, which sources include news aggregators, trade journals, industry-specific websites and business reports on a global basis.

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
•
Self-directed sellers. These sellers are offered a turn-key solution enabling them to self-direct the sale of their assets on our marketplaces by accessing tools and resources to optimize their net recovery.

Our sales personnel receive salary and performance-based commissions.

Marketing

We use a variety of online and traditional marketing strategies to attract and activate buyers to maximize the number of bidders participating in our e-commerce marketplaces as well as to support our sales team:

•
Buyer acquisition. We utilize marketing automation and digital marketing, including paid search advertising, search engine optimization, affiliate programs and cross promotion to acquire new buyers. We supplement this online marketing with special event print media, classified advertisements, and selected direct mail campaigns. Public relations campaigns, participation in trade shows, and speaking engagements also complement our overall buyer acquisition efforts.
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
•
Market research. In order to better target buyers by industry segment, geographic location, or other criteria, our marketing department continually gathers data and information from each of the buyer segments we serve. In addition, the marketing department conducts regular surveys to better understand buyers' behavior and needs. We have adopted a privacy policy and have implemented security measures to protect this information.
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

Technology and IT Infrastructure

As digital transformation accelerates globally, sellers are searching for partner solutions that enable them to move faster and generate maximum recovery with minimal investment. Buyers search for marketplaces that enable them to locate the assets they need and transact in an efficient and secure manner, regardless of device. Our online marketplaces serve as the trusted platform for facilitating the seamless exchange of goods and payment between buyers and sellers of surplus assets. Our technology systems and committed teams enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for, and shipping surplus assets, retail returns and overstocks, and government owned real-estate. The technology and content behind our marketplaces and integrated value-added services consists of a combination of proprietary technologies augmented with capabilities provided by specialized service providers. This combination enables our ability to rapidly enhance the core marketplace experience, in response to the specific needs of our buyers and sellers. Our infrastructure provides:

•
Efficient channels to sell online through a variety of pricing mechanisms (standard auction, sealed bid, make an offer, fixed price, and a combination of fixed price and auction);
•
A scalable back office that enables buyers and sellers to efficiently manage transactions among remote business users by utilizing account management tools, including payment collection, invoicing management, shipping, and transaction settlement; and
•
An input/output agnostic platform, including Application Programming Interface or other conduits that enable us to scale and integrate seamlessly with partners of all sizes, from single asset sellers to Fortune 500 enterprises.

We have designed our websites and supporting infrastructure to leverage the full power of the leading cloud providers. Our services leverage the scale and power of Amazon Web Services and Microsoft’s Azure Public Cloud platforms enabling us to efficiently respond to increased traffic. Our applications are designed with resiliency and fault tolerance in mind. Since January 1, 2003, we have experienced no financially material service interruptions on our e-commerce marketplaces.

In October 2023, we successfully migrated the GovDeals.com marketplace to our latest state-of-the-art modernized platform, giving our buyers the best buying experience. This new user experience leverages the knowledge we gained developing AllSurplus.com with the 20+ years of operating GovDeals.com. The net result is a consolidated, scalable platform that couples an enhanced and accessible user experience with state-of-the-art site search, navigation, and product recommendations. This engine is powered by a combination of artificial intelligence (AI) and machine learning (ML) algorithms which enable our buyers to locate the assets they desire in a more efficient manner.

We devote substantial resources to the continuous improvement of our technology and IT infrastructure which allows us to continually deliver value to our buyers, sellers, and employees. In fiscal year 2023, we continued to expand the capabilities of our flagship e-commerce platform, AllSurplus, enabling multiple user experience and back-office improvements including:

•
The expansion of AllSurplus Deals, a curb-side pick-up model optimized for selling surplus retail assets directly to consumers.
•
Rapid Bid - a new capability that enables customers to bid on a collection of assets directly from a single page.
•
Unified Global Header and Footer - this experience introduces our buyer base to the full family of brands while enabling efficient navigation between marketplaces.

Our core back-office infrastructure is flexible by design. We are a remote-first work organization. The cloud-based, flexible infrastructure has enabled our operations to continue, uninterrupted, in a variety of working models, including fully remote, on-site, and hybrid. This flexibility affords us the ability to recruit and retain outstanding talent and to service our customers’ needs regardless of location.

Our customers are increasingly looking to our solutions to facilitate robust recovery for their assets, regardless of industry or location. We continue to develop intelligent solutions for our customers that facilitate rapid and secure transactions between buyer and seller, whether they are in the same town or across the globe. Our goal is to lead the industry in several distinct areas over the long term, which we expect will translate to sustained growth. We are investing significant resources in:

•
Our marketplace user experiences.
•
Our seller tools - optimizing the interface for key industry verticals.
•
Leveraging generative AI and other automation technologies to create efficiencies across the enterprise.

Our future growth depends on our continued ability to execute these priorities.

Cybersecurity and Data Privacy

The protection of our clients’ data, our brand, and our systems is of utmost importance. We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. We employ robust cybersecurity and data privacy programs that span all employee groups and systems to ensure that a culture of cybersecurity and data privacy awareness permeates the organization. By coupling proactive training, vulnerability management, and system design with active threat defense mechanisms, we have developed a robust cybersecurity program. Our marketplace services are protected by multiple layers of security, employing a "defense in depth" approach to asset protection that is backed by AI powered threat detection and response systems and actively monitored by a dedicated team of security professionals.

We approach cybersecurity protection and data privacy as a team sport in which all employees are active members. This is reflected in both our tactical and governance activities. Each employee undergoes annual cybersecurity training with supplemental education disseminated throughout the year. This continual education helps promote a culture that understands the critical role cybersecurity and data privacy play in protecting our clients’ assets.

Our internal security team in conjunction with the Chief Technology Officer (CTO) reviews current risks with a cross-functional leadership committee quarterly. Our Board of Directors is responsible for oversight of the Company's cyber risk management program, including risk identification, mitigation strategy and efforts, and resources. The Audit Committee of the Board of Directors is responsible for reviewing the Company's financial reporting of cybersecurity risks and incidents in accordance with SEC rules. We will continue to invest in our security infrastructure to ensure it meets or exceeds industry standards for cybersecurity and employ dedicated resources to protect our systems.

Operations

Supporting large organizations that have a recurring need to sell surplus assets requires systematic processes to enhance the financial value and convenience received by our sellers. We believe we have integrated the required operational processes into our solution to efficiently and to effectively support our buyers and sellers. Our operations group comprises three functions as follows:

Buyer relations

Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments, and resolving disputes. Our websites contain extensive information about buying through our e-commerce marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently asked buyer questions, and an indexed help section. Buyers can contact a buyer support service representative by live chat and e-mail or phone if they need additional support.

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

Warehouse network and field service operations

Our warehouse network and field service operations group perform selected pre-sale and post-sale value-added services across our network of warehouses and at seller locations globally. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images and/or video and providing additional optional value-added services such as returns management (RM) services, return to vendor (RTV) services and product delabelling, data cleaning/wiping, testing, refurbishment and repackaging. Our warehouse network and field service operations group personnel also arrange the outbound shipping or pick-up of purchased assets for our buyers.

Competition

The online services market for auctioning or liquidating surplus assets is competitive and growing rapidly. We compete with:

•
other e-commerce platforms;
•
auction, reverse auction, and direct sale websites;
•
government agencies that have created websites to sell surplus assets; and
•
traditional liquidators and fixed-site auctioneers.

In our marketplaces for surplus assets, we compete with a variety of online, mobile, and offline channels. These include, but are not limited to, e-commerce providers, B2B online marketplace platforms, auction websites, retailers, distributors, liquidators, import and export companies, auctioneers, and government agencies that have created websites to sell surplus. As our product offerings continue to broaden into new categories of surplus items, we expect to face additional competition from other online, mobile, and offline channels.

Our markets may become even more competitive as traditional and online liquidators and auctioneers continue to develop online and offline services for disposition, redeployment, and remarketing of surplus assets. In addition, manufacturers, retailers and government agencies may create their own websites to sell their own surplus assets and those of third parties.

Competition may intensify as our competitors enter into business combinations or alliances and established companies in other market segments expand to become competitive with our business. In addition, new and enhanced technologies, including search, web and infrastructure computing services, artificial intelligence, digital content, and electronic devices, may increase our competition. The Internet facilitates competitive entry and comparison shopping, and increased competition may reduce our sales and profits.

Our Vendor Contracts with Amazon.com, Inc.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase-model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $5.8 million and $8.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Consolidated Balance Sheets as of September 30, 2023, and 2022, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

Intellectual Property

We regard our intellectual property, particularly domain names, copyrights and buyer database trade secrets, as critical to our success. We rely on contractual restrictions and copyright and trade secret laws to protect our proprietary rights, know-how, information, and technology. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.allsurplus.com, www.secondipity.com, www.go-dove.com (GoIndustry DoveBid is moving to the AllSurplus.com marketplace beginning in fiscal year 2024), www.machinio.com, www.machineryhost.com, and www.bid4assets.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret, and domain name protection are expensive to maintain and may require litigation to enforce.

Human Capital Management

In order to achieve our goal to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet, it is crucial that we attract, develop, and retain employees who deliver outstanding performance. To do so, we strive to make Liquidity Services a rewarding place to work and an environment where we promote diversity, equity, and inclusion. As of September 30, 2023, we had 716 employees worldwide, of which 91% were located in North America, 6% in the EMEA region, and 3% in the Asia-Pacific region. We also utilize temporary workers to augment staffing during peak business cycles and to fill certain open positions on a temporary basis.

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

Health and Well-Being

We value the health and well-being of our employees and provide generous benefit options to our employees and their families. Our plans are designed to enhance employee wellness by focusing on health, financial security, life, and learning. Our health benefits include multiple medical plans, dental and vision coverage, and paid parental leave. In the U.S., we pay a significant portion of the benefit premiums related to our health benefits. Employees are offered certain benefits at no charge to them or their families, e.g., Life and AD&D insurance, short- and long-term disability insurance, and Health Savings Account contributions. The financial security benefits program includes a 401(k) plan with discretionary employer match and access to health savings accounts and health and dependent care flexible spending accounts. We provide a range of insurance products and employee assistance programs. Internationally, we also offer a variety of benefit plans customized to reflect local conditions. Our learning and development programs include tuition support for employees and a global training and development program that focuses on leadership development, as well as training in various topics including diversity, anti-harassment, ethics, and regulatory compliance.

Culture and Community

The Company's culture is rooted in our core values and aligned to the Company’s strategic framework. Our culture expresses our expansive vision and fervor for community and collaboration and is honed by the following core values:

•
Integrity. Our partners and colleagues know they can trust us to always keep our promises, be transparent, and adhere to the highest ethical standards.
•
Customer Focus. Buyer and seller satisfaction are key to our continued success. We seek to exceed our customers’ expectations every day.
•
Continuous Improvement. We embrace change and are motivated to constantly improve our individual and collective performance.
•
Innovation. We continually seek out, develop, and implement new ideas to enhance our position as industry leader.
•
Mutual Trust and Accountability. Our collaborative environment values open communication, mutual respect, teamwork, and acknowledging our successes and failures.
•
Shared Success. Everyone in our organization acts as leaders with a shared sense of pride in our accomplishments.
•
Doing Well and Doing Good. By continuing to positively impact our clients and the environment, we make Liquidity Services a rewarding place to work. We make a difference by our words and actions in our Company, our community, and our world.

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

Flexible Workspace

We are a remote-first work environment. We are committed to allowing flexibility in our workplace to promote high performance, retention, diversity, equity, and inclusion while also continuing to meet customer and business needs.

Sustainability Efforts

At our core, Liquidity Services strives to benefit businesses, communities, and the environment through our marketplaces which enable the continued use of surplus assets that may otherwise wind up in landfills. These efforts extend to our employees as well, where our remote work structure for applicable employees has enabled lower expended energy and emissions from both transportation-related activities and operations across our real estate portfolio.

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements made pursuant to the Private Securities Litigation Reform Act of 1995. These statements are only predictions. The outcome of the events described in these forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to, statements regarding the Company’s business outlook; anticipated economic and operational impacts as a result of global macro-trends and events; the migration of our retail marketplace to our core e-commerce technology platform; expected future effective tax rates; trends and assumptions about future periods, the numerous factors that influence the supply of and demand for used equipment; economic and other conditions in local, regional and global sectors; and those listed in Part I, Item 1A (Risk Factors) and in our other filings with the SEC from time to time. You can identify forward-looking statements by terminology such as "may," "will," "should," "could," "would," "expects," "intends," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continues" or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

All forward-looking statements apply only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements included in this document. Except as may be required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect events or circumstances occurring after the date of this Annual Report or to reflect the occurrence of unanticipated events.

Use of Market and Industry Data

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations about our industry, market position, market opportunity, and market size, is based on data from various sources including internal data and estimates as well as third-party sources widely available to the public such as independent industry publications, government publications, reports by market research firms, or other published independent sources and on our assumptions based on that data and other similar sources. Industry publications and other published sources generally state that the information contained therein has been obtained from third-party sources believed to be reliable. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the markets in which we operate and management’s understanding of industry conditions, and such information has not been verified by any independent sources. This data involves several assumptions and limitations, and you are cautioned not to give undue weight to such estimates. While we believe the market, industry, and other information included in this Annual Report on Form 10-K to be the most recently available and to be generally reliable, such information is inherently imprecise and we have not independently verified any third-party information or verified that more recent information is not available. The information in any such publication, report, survey, or article is not incorporated by reference in this Annual Report on Form 10-K.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K, including the consolidated financial statements and related notes, before making an investment decision regarding our common stock. If any of the following risks occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only significant risks we may face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Business and Operating Risks

The success of our business depends on our ability to source a sufficient supply of assets from sellers to attract and retain active professional buyers, who in turn attract more sellers.

Our ability to increase our revenue and earn profits depends on whether we can successfully retain existing sellers, attract new sellers, expand the supply of assets available for sale on our e-commerce marketplaces and, at the same time, attract and retain active qualified buyers to purchase the assets in the categories we sell. Our ability to attract enough quantities of suitable assets and buyers with suitable interests in those assets will depend on various factors, some of which are out of our control. These factors include our ability to: offer sellers liquid marketplaces for their assets; offer buyers desirable assets; develop and implement effective seller and buyer marketing strategies; comply with regulatory and corporate seller requirements affecting marketing and disposition of certain assets; efficiently catalog, handle, store, ship, and track delivery of assets; and achieve high levels of seller and buyer satisfaction.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce business, particularly those that attract and retain buyers and sellers. As an e-commerce company, we must continuously improve and upgrade our technology, transaction processing systems, and network infrastructure to allow our operations to grow in both size and scope. Without such continuous improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, assets, and enhancements. The e-commerce industry is rapidly changing. If competitors introduce new assets and services using new technologies or if new industry standards and practices emerge, our existing online marketplaces and our proprietary technology and systems may become obsolete. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational, and technical resources, with no assurance our business will grow as a result. If we fail to respond to technological change or to adequately maintain, expand, upgrade, and develop our systems and infrastructure promptly, our ability to grow could be limited and our revenue could decrease.

We may not realize the anticipated benefits from our recent initiatives.

We expect that our recent initiatives will increase our efficiency and productivity, the functionality of our marketplaces, and our cross-selling opportunities, as well as decrease the cost of our systems infrastructure, all of which we expect will drive our scale and growth and have a positive effect on our business, competitive position, and results of operations over time. Many of our previous operating and financial systems have been recently replaced, and if these new systems do not operate as expected, we may have to incur significant additional costs and delays to modify them. We cannot assure you that these initiatives will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings, and other improvements will be realized as anticipated or at all. If our initiatives are not implemented successfully and within budget, or if our systems do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations, as well as divert management resources. Similarly, if our buyers and sellers fail to accept our platform or our unified process for handling transactions across our marketplaces, it could materially adversely affect our business and results of operations.

The information technology and digital marketing improvements that are core to our strategy place a significant strain on our management, operational, financial and other resources.

We continue to decommission non-scalable legacy IT platform technology with modular technology including key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire Company. Our AllSurplus marketplace is designed to provide our buyers with access to all the property available in our CAG and GovDeals marketplaces, provides a common account experience for sellers, and simplifies our operations. We expanded our AllSurplus marketplace to include an online, direct-to-consumer channel for returned and overstock inventory from retailers and manufacturers, which is referred to as AllSurplus Deals. Iterative information technology and digital marketing improvements require management time and resources to educate employees, redesign internal processes, and implement new ways of conducting business with our sellers and buyers. If we do not effectively manage improvements to our marketplaces, including digital marketing and data driven improvements or the timing, costs, and adoption by sellers and buyers, it could negatively affect our business and our operating results, as well as damage our reputation and our prospects. In addition, the dedication of resources to sustain and enhance our existing sites constrains the ability to undertake transformation initiatives focused on growth opportunities. The continuous improvement of our new aggregated marketplace initiative limits the resources we have available to devote to other initiatives or growth opportunities, or to invest in the maintenance of our internal systems.

We have vendor contracts with Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our purchased inventory, and if our relationship with Amazon is disrupted, there could be a material adverse effect on our revenues and operating results.

We have multiple vendor contracts with Amazon.com, Inc., under which we acquire and then resell assets. $5.8 million and $8.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Consolidated Balance Sheets as of September 30, 2023, and 2022, respectively. If Amazon stopped selling inventory to us on acceptable terms or adversely changed the mix and quantity of the inventory that they make available to us for purchase, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, which could have a material adverse effect on our revenues and operating results.

If we do not retain our senior management and other highly skilled employees, we may not achieve our business objectives.

Our future success, including our ability to successfully implement recent initiatives, depends substantially on the continued service of our senior management and other key personnel, particularly William P. Angrick, III, our Chairman and Chief Executive Officer. We do not have key-person insurance on any of our officers or employees. Losing any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise, or know-how, lead to unanticipated recruitment and training costs, and make it more difficult to operate our business and achieve our business goals. Our future success also depends on our ability to continue to attract, retain, and motivate highly skilled employees, particularly employees with technology, sales, marketing, operations, and administrative technical expertise. Competition for employees in our industry is intense. We have experienced occasional difficulty in attracting personnel to support the growth of our business, and we may experience similar difficulties. If we cannot attract, assimilate, and retain employees with the skills we require, we may not grow our business and revenue as expected and we could experience increased turnover, decreased levels of buyer and seller service, low morale, inefficiency or internal control failures.

We must also attract, train, and retain a large and growing number of qualified employees in our RSCG warehouses while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. There is no assurance that we will be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

We face intense competition.

Our businesses operate in intensely competitive markets. We have many competitors in different industries, including the online services market for auctioning or liquidating surplus assets and retail markets. Competitive pressures could affect our ability to attract and retain buyers and sellers, which could decrease our revenue and negatively affect our operating results.

Some of our other current and potential competitors have longer operating histories, larger seller and buyer bases, greater brand recognition and greater financial, marketing, and other resources than we do. They may devote greater financial resources to marketing and promotional campaigns, secure better terms from sellers and vendors, adopt more aggressive pricing or inventory availability policies, and devote substantially more resources to technology and infrastructure than we do.

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

In addition, we may face competition from certain of our retail clients and smaller actors. For example, a retail client may invest in its warehouse operational capacity to handle higher volumes of online returns which may cause such retailer to send us a reduced volume of returned merchandise or a product mix that is lower in value due to the removal of high value returns. Furthermore, a smaller competitor may achieve scale by means of competitive advantage over our company, resulting in their ability to directly compete with us for the same source of inventory that we currently acquire.

If our strategy to compete against our many competitors is not effective, we may lose market share and our results of operations may be negatively affected. We may not be able to compete successfully against competitors and our financial condition and results of operations may be adversely impacted and we may not be able to achieve long-term earnings growth targets.

Our operating results depend on our websites, network infrastructure, and transaction processing systems, and our software runs on public clouds. Service interruptions or system failures could negatively affect the demand for our services and our ability to grow our revenue.

Any system interruptions that affect our websites or our transaction systems could impair the services we provide to our sellers and buyers. In addition, our systems and data centers may be vulnerable to damage from a variety of other sources, including: damage to, or failure of, our computer software or hardware, or our connections to, and outsourced service arrangements with, third parties; failure of, or defects in, the third-party systems, software, or equipment on which we rely to access our data centers and other systems; errors in the processing of data; computer viruses, malware, or software defects; physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism, and similar events; and telecommunications failures, power outages, pandemics, political unrest, malicious human acts, and natural disasters.

Improving the reliability and redundancy of our systems may be expensive or reduce our margins and may not be successful in preventing system failures.

Our ability to provide services depends substantially on systems provided by third parties, over whom we have little control. We have occasionally experienced interruptions to our services due to system failures. Any disruption to the third-party data centers we utilize, interruptions or failures of our systems or our ability to communicate with third-party systems could negatively affect the demand for our services and our ability to grow our revenue.

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

Our inability to use software licensed from third parties, open-source software, SAAS, and PAAS offerings under current license or contractual terms could interfere with our proprietary rights disrupt our business.

We use a combination of licensed and opensource software, software as a service (SAAS), and platform as a service (PAAS) offerings from multiple third parties. We use, among others, the following: Akamai, Algonomy, Amazon Web Services, Google, Postmark, HubSpot, Jenkins, LeaseQuery, Liferay, Microsoft Azure and M365, MuleSoft, MySQL, Oracle Fusion, and various Linux distributions, and we may use additional open-source software. Licenses to third-party software may not continue to be available on terms that are acceptable to us, or at all.

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

Additionally, our marketing technology relies heavily on our ability to track our promotional campaign performance across marketing channels (i.e., email, search engines, social media, and third-party banner ads). If industry leading software browsers, such as Google Chrome, Microsoft Edge, or Apple Safari, disable user analytics tracking or other similar capabilities, our ability to track our promotional campaign performance could be affected, which could in turn prevent us from fully optimizing the marketing spend associated with our promotional campaigns. Like many other e-commerce marketplaces, Apple’s recent upgrades to provide greater transparency as to Identifier for Advertisers (IDFA) has, with respect to some categories of assets, made it harder and more expensive for us to target customers with the interest in purchasing those categories of assets.

We are required to maintain the privacy and security of personal and business information amidst multiplying threat landscapes and in compliance with privacy and data protection regulations globally. Failure to do so could damage our business, including our reputation with sellers, buyers, and employees, cause us to incur substantial additional costs, and make us subject to litigation and regulatory action.

Increased security threats and more sophisticated cyber misconduct pose a risk to our e-commerce marketplaces, information technology systems, networks, and services. We rely upon IT systems and networks, some of which are managed by third parties, in connection with virtually all of our business activities. Additionally, we collect, store and process information relating to our business, sellers, buyers, and employees. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Losing confidential seller or buyer information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our users’ confidential information, we may lose the ability to retain existing, and attract new, sellers and buyers, and therefore our revenue could decline. Increased remote work has also increased the possible attack surfaces. Threats designed to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication. Cybersecurity attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have emerged as particularly prominent, including as vectors for ransomware attacks, which have increased in breadth and frequency for the Company. While we train our employees as part of our security efforts, that training cannot be completely effective. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. It is possible that our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host confidential information, could have vulnerabilities, which could go unnoticed for a period of time. While our cybersecurity, governance, and compliance efforts seek to mitigate such risks, there can be no guarantee that the actions and controls we and our third-party service providers have implemented and are implementing, will be sufficient to protect our systems, information, or other property. We currently expend, and we may be required to expend, significant additional capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our insurance coverage may be inadequate to compensate us for any related losses we incur.

An interruption in the operations of our buyer and seller support service system or our warehouses could significantly harm our business and operating results.

Our business depends, to a large degree, on the provision of effective support services to our buyers and sellers, and on effective warehouse operations (including leased commercial warehouse space). These operations could be harmed by several factors, including any material disruption or slowdown at our network of warehouses resulting from labor disputes, changes in the terms of our underlying lease agreements, telecommunications failures, power or service outages, human error, terrorist attacks, natural disasters, government mandated business closures, and shelter-in-place guidelines designed to contain the spread of epidemic or pandemic disease or other events.

If we fail to accurately predict our ability to sell assets in which we take inventory risk and credit risk our margins may decline.

Under our purchase transaction model, we purchase assets and assume the risk that the assets may sell for less than we paid for them. We assume general and physical inventory and credit risk with respect to these assets. These risks are especially significant because some of the goods we purchase and resell on our websites are impacted by rapid technological change, obsolescence, and price erosion, and because we sometimes make large purchases of particular types of inventory or industrial equipment when manufacturing facilities or campuses close. In addition, we do not typically receive warranties on the assets we purchase and, as a result, we must resell or dispose of any returned goods on an as-is basis, which limits the types of buyers willing to purchase our assets. To manage our inventory successfully, we must maintain enough buyer demand to sell assets for a reasonable financial return. We may overpay for the acquired assets if we miscalculate buyer demand or if the acquired assets are not as desirable as we predicted. If assets are not attractive to our buyer base, we may have to take significant losses resulting from lower sale prices, which could reduce our revenue and margins.

Occasionally, in our CAG segment, we make very significant inventory acquisitions, such as the purchase of semi-conductor and oil and gas equipment and biopharma and metal-working machinery, for later resale on our energy and industrial marketplaces. We plan to continue to opportunistically make such acquisitions. Where due to local laws and regulations, maximizing returns, or effectively managing our operational cash flows, among other business influences, we may acquire inventory with one or more external partners. In these partnership arrangements, the Company works with one or more third parties to maximize the return on the assets being sold, while utilizing the competitive advantages of all partners involved. The risks described above are heightened in these inventory acquisition transactions due to their size and, at times, the limited market for the assets we acquire. Obtaining financing to fund such acquisitions will increase our costs, which will decrease any profits we receive from the sale of the acquired assets.

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

Our prior operating results have fluctuated due to changes in our business and the e-commerce industry. Similarly, our future operating results may vary significantly from quarter to quarter due to many factors, including factors beyond our control. You should not rely on period-to-period comparisons of our operating results as an indication of our future performance. Factors that may, among others, affect our quarterly operating results include the following:

•
our ability to increase sales to existing buyers, attract and retain new buyers, and satisfy buyer demands;
•
our ability to retain and expand our base of sellers;
•
entry into, or the modification, termination, or expiration of, contracts;
•
the volume, size, timing, and completion rate of transactions in our marketplaces, including variability due to the timing of large, project-based activities;

•
changes in the supply and demand for and the volume, price, mix, and quality of our supply of surplus assets, including vehicles and real estate;
•
introduction of new or enhanced websites, services, or product offerings by us or our competitors, which may affect our margins;
•
implementation costs of new contracts, particularly those requiring custom integrations and value-added services;
•
changes in our pricing policies or the pricing policies of our competitors;
•
changes in the conditions and economic prospects of the e-commerce industry or the economy generally, which could alter current or prospective buyers' and sellers' priorities;
•
the extent to which use of our services is affected by spyware, viruses, phishing and other spam emails, denial of service attacks, data theft, computer intrusions, outages, and similar events;
•
fiscal policies or inaction at the U.S. federal government level that may lead to federal government shutdowns or negative impacts on the U.S. economy;
•
event-driven disruptions such as war, terrorism, armed hostilities, disease, and natural disasters;
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
•
announcements by us or our competitors of significant contracts (or the amendment or loss of such contracts), acquisitions, commercial relationships, strategic partnerships, or divestitures;
•
announcements by us or our competitors of technological innovations, new services or service enhancements;
•
announcements of investigations or regulatory scrutiny of our operations or lawsuits filed against us;
•
the passage of legislation or other regulatory developments that adversely affect us, our sellers or buyers, or our industry;
•
additions or departures of key personnel;
•
sales of our common stock, including sales of our common stock by our directors and officers or specific stockholders; and
•
general global economic and/or political conditions and slow or negative growth of related markets.

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

We experience seasonality in each portion of our business at various times during the year. As a result, we expect a disproportionate number of transactions on our marketplaces to occur at certain times during the year. If we cannot effectively manage increased demand, or the increased flow of goods we typically experience during these times, it could adversely affect our revenue and our future growth. If too many buyers and sellers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from providing efficient service, which may reduce our financial and operational results and the attractiveness of our value-added services. In addition, we may not adequately staff our network of warehouses during these peak periods. If we cannot staff warehouses adequately, we may not be able to process assets quickly enough which, in turn, could mean dissatisfaction of sellers or increased third-party storage costs and reduced profitability.

If we fail to identify, finance, and integrate acquisitions, our future operating results may be materially adversely affected.

We have expanded our business in part through acquisitions such as the acquisition of Bid4Assets, Inc. in November 2021. We may continue to do so. The success of any future growth strategy involving acquisitions will depend on our ability to identify, and the availability of, suitable acquisition targets. We may incur costs in connection with a potential acquisition but may ultimately be unable or unwilling to consummate the proposed transaction for various reasons. In addition, acquisitions involve numerous risks, including our ability to successfully integrate the acquired businesses and operations with our other businesses and realize the anticipated benefits of the acquisitions. If we cannot achieve these objectives in a cost-effective and timely manner, we may not realize the anticipated benefits of the acquisition, or it may take us longer to realize the benefits of the acquisition than we expect. Acquired operations outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

The integration process could cause the loss of key employees, buyers, sellers, or other vendors, increase our operating or other costs, decrease our profit margins, or disrupt our other businesses, each of which could impair our ability to achieve the anticipated benefits of the acquisition. Our efforts to integrate acquired businesses will divert management's attention and resources from our other businesses. Any failure to timely and cost-effectively realize the anticipated benefits of the acquisition could have a material adverse effect on our revenues, expenses, and operating results.

Acquisitions could cause dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill, and substantial amortization expenses of other intangible assets. We may not obtain any required acquisition financing on favorable terms, or at all, which could make it impossible or costlier to acquire other businesses. If we can obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business.

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
•
restrictions on sales or distribution of certain assets or services and uncertainty regarding liability for assets and services, including uncertainty because of less Internet-friendly legal systems, local laws, lack of legal precedent, and varying rules, regulations, and practices regarding the enforcement of intellectual property rights;
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

If we expand internationally through joint ventures or strategic alliances, we will also face counterparty risk in addition to the risks described above. If any counterparty to our joint ventures or strategic alliances is unwilling or unable to perform its obligations to us, we may not realize the benefits of such arrangements and we may experience material unanticipated problems, expenses, and liabilities.

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

We may need additional funds to finance our operations, as well as to enhance our services, acquire inventory for our businesses, fund initiatives, respond to competitive pressures, acquire complementary businesses or technologies, or otherwise support our growth. We may also require additional funds if vendors and other third parties from whom we purchase inventory, other goods or services extend less favorable credit terms to us. Our business may not generate the cash needed to finance such requirements. We currently maintain a line of credit facility with Wells Fargo Bank, National Association (Wells Fargo NA) that allows for a maximum revolver to be drawn-upon of $25.0 million, access to which expires on March 31, 2025. As of September 30, 2023, the Company had not outstanding borrowings on this line of credit facility.

Although we have this existing line of credit facility with Wells Fargo NA from which we may draw funds, there may be situations in which we seek funding through other sources. Further, upon expiration of this line of credit facility, the borrowing amount, interest rates, or related terms may no longer be favorable to the Company. If we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences, or privileges senior to those of our common stock. The general economic and capital market conditions in the United States and other parts of the world can deteriorate significantly, limiting access to capital and increasing the cost of capital. A large degree of economic uncertainty remains both domestically and abroad, which can adversely affect access to capital, and the cost of capital. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund strategic initiatives, respond to competitive pressures, take advantage of business opportunities, or grow our business would be limited, and we might need to restrict our operations and initiatives.

Global economic conditions, including those from macro-trends and global events, may harm our business and results of operations.

Our overall performance depends in part on worldwide economic conditions. Global financial developments, downturns, and global health crises or pandemics may harm us, including due to disruptions or restrictions on our employees’ ability to work and travel. The United States and other key international economies have been affected from time to time by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, labor shortages, labor unrest, pandemics, natural disasters, supply chain disruptions, inflation, and overall uncertainty with respect to the economy, including with respect to tariff and trade issues.

For example, inflation rates, particularly in the United States, continue to increase to levels not seen in years, and increased inflation may result in increases in our operating costs (including our labor costs). In addition, the Federal Reserve and other central banks have raised, and may again raise, interest rates in response to concerns about inflation, which coupled with reduced government spending and volatility in financial markets may have the effect of further increasing economic uncertainty and heightening these risks.

Ongoing armed conflicts around the world, such as the invasion of Ukraine by Russia and recently, the conflict in and adjacent to Israel, could create or exacerbate risks facing our business. The Russia-Ukraine conflict specifically results in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These armed conflicts have resulted and could continue to result in, disruptions to trade, commerce, pricing stability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into the global markets. If global economic conditions remain uncertain or deteriorate further, particularly to the extent such conflicts escalate to involve additional countries, we could see potential scenarios having a material adverse effect on our business such as a reduction in the ability of international buyers and sellers to conduct business due to travel restrictions impacting the ability of: sellers and their agents to travel to prepare assets for sale; buyers travelling to inspect assets; sellers and buyers completing international transactions requiring assets to cross export and import border control points; and the overall willingness of sellers and buyers to decommission capital assets and engage in cross-border transactions. Separately, any factors that reduce cross border trade or make such trade more difficult could harm our business. Increasing costs, such as increasing tariffs and trade wars between nations, may make international trade less profitable and adversely affect our global business.

We believe that other potential conflicts that could result in similar disruption could include a military conflict between mainland China and Taiwan, possible international intervention and sanctions, and the resulting potential disruption to the operations of our CAG and Machinio teams in China. Moreover, in addition to our operations, in the case of a military conflict between China and Taiwan, global manufacturers would likely lose access to advanced semiconductor chips and other products that are sourced from Taiwan. Such a conflict would also likely limit access to key Chinese ports and exporters due to both military actions and potential international sanctions, which would create significant disruption for a variety of industries that we serve that rely on supply chain in China.

Decreases in the supply of, demand for, or market values of surplus assets and real estate, could harm our business.

Our revenues could decrease if there was significant erosion in the supply of, demand for, or market values of surplus assets, which could adversely affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of, and demand for, surplus assets, and the circumstances that cause market values to fluctuate including, among other things, economic uncertainty, global geopolitical climate, disruptions to credit and financial markets, lower commodity prices, and our buyers’ restricted access to capital. Recent economic conditions have caused fluctuations in the supply, mix, and market values of surplus assets available for sale, which has a direct impact on our revenues. In addition, price competition and the availability of surplus assets directly affect the supply of, demand for, and market value of such assets. For example, when the demand for used vehicles increases, the prices are also likely to increase, making it more costly for potential buyers to find suitable replacements for their existing vehicles. As a result, potential buyers may retain their existing vehicles for longer periods of time, further decreasing supply. These factors could impact the overall profitability of used vehicle sales on our marketplaces because although used vehicles are selling for higher prices, fewer vehicles are being sold. Climate change initiatives, including significant changes to engine emission standards applicable to certain types of assets, may also adversely affect the supply of, demand for, and market values of such assets.

Legal and Regulatory Risks

We face legal uncertainties relating to the Internet in general and to the e-commerce industry in particular and may become subject to costly government regulation.

The laws and regulations related to the Internet and e-commerce are evolving. These laws and regulations relate to issues such as user privacy, freedom of expression, pricing, fraud, quality of assets and services, taxation, advertising, intellectual property rights, and information security. Laws governing issues such as property ownership, title registration, security interests in assets, copyrights and other intellectual property issues, taxation, libel and defamation, obscenity, and personal privacy could also affect our business. Laws adopted prior to the advent of the Internet may not contemplate or address the unique issues of the Internet and related technologies and it is not clear how they will apply. Current and future laws and regulations could increase our cost of doing business and/or decrease the demand for our services.

Our auction business may be subject to a variety of additional costly government regulations.

Many states and other jurisdictions have regulations governing the conduct of traditional "auctions," the liability of traditional "auctioneers" in conducting auctions and handling property by "secondhand dealers", which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items, or restrict certain listing formats in some locations, any of which may adversely affect our financial condition or operating results.

In addition, the body of law regarding the potential liability of an online auction service for the activities of its users is not clear. Users of our websites may not always comply with our terms and conditions or with laws and regulations applicable to them and their transactions. It is possible that we may be subject to allegations of civil or criminal liability for any unlawful activities conducted by sellers or buyers. Any costs we incur because of any such allegations, or because of actual or alleged unlawful transactions using our marketplaces, or in our efforts to prevent any such transactions, may harm our opportunities for future revenue growth. In addition, any negative publicity we receive regarding any such transactions or allegations may damage our reputation, our ability to attract new sellers and buyers, and our business.

In addition, if our sellers violate laws or regulations, or implement practices regarded as unethical, unsafe, or hazardous to the environment, it could damage our reputation, limit our growth, and negatively affect our business, prospects, financial condition, and results of operations.

If we violate privacy regulations, our business could suffer harm.

We are subject to regulation at the federal, state, and international levels relating to privacy and the use of third-party data, including personal user information and employee data. These statutory and regulatory requirements are evolving, increasing in complexity and number, sometimes conflicting, and may change significantly. How companies collect, process, use, store, share, or transmit personal and employee data is subject to increasing scrutiny by governments and the public, which could accelerate the adoption of additional legislation or regulation. New statutory or regulatory developments may restrict our ability to collect and use demographic and personal information from our buyers and our sellers, which could be costly or harm our marketing efforts. Further, there may be conflicts among the privacy and data protections laws adopted by the countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and may also limit our marketing efforts. Compliance with regulations regarding privacy, security, and protection of user and employee data, increased government or private enforcement, and changing public attitudes about data privacy, may increase the cost of growing our business and require us to expend significant capital and other resources. Our failure to comply with these federal, state, and international laws and regulations could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other costs which could decrease our profitability.

Certain categories of assets sold on our marketplaces are subject to government restrictions.

We sell assets, such as scientific instruments, information technology equipment and aircraft parts, that are subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control Regulations. These restrictions prohibit us from selling property to (a) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (b) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. Such laws could become even more restrictive and cover a wider array of assets in the event of escalations of a conflict between China and Taiwan.

We may incur significant costs or be required to modify our business to comply with these requirements. If we are alleged to have violated these laws or regulations, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal government agencies. In addition, we could suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not true.

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

Unfavorable findings resulting from audit or investigation could subject us to a variety of penalties and sanctions, could negatively impact our future operating results, and could force us to adjust previously reported operating results.

Many of our sellers, including large commercial corporations and governmental entities, have the right to audit our performance under our contracts. Any adverse findings from audits or reviews of our performance could result in a significant adjustment to our previously reported operating results. The results of an audit could significantly limit the volume and type of assets made available to us, resulting in lower revenue and profitability. If such an audit uncovers improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions and we could suffer serious harm to our reputation. Government and law enforcement agencies may also investigate our activities under contracts with commercial businesses and governmental entities. If such an investigation alleges that we engaged in improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with government agencies. If, as the result of a government audit or investigation, or for any other reason, we are suspended or debarred from contracting with governments generally, or any specific agency, if our reputation or relationship with government agencies is impaired, or if any government otherwise ceases doing business with us or significantly decreases the amount of business it does with us, our revenue and profitability could substantially decrease.

Our operations are subject to extensive anti-corruption laws and regulations.

Due to the international scope of our operations, we are subject to the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and similar anti-corruption laws of other countries. These laws generally prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence foreign government officials to obtain or retain business or obtain an unfair advantage. Global enforcement of these laws has increased substantially in recent years. Our practices and policies to promote compliance with such laws and regulations may not be effective and violations of anti-corruption laws or regulations by our employees or by intermediaries acting on our behalf may result in severe criminal or civil sanctions, disrupt our business, and adversely affect our reputation, business, and results of operations or financial condition.

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

Some provisions of our charter, bylaws, and Delaware law inhibit potential acquisition bids.

Our corporate documents and Delaware law contain provisions that may enable our Board of Directors to resist a change in control of our Company even if a change in control were to be considered favorable by you and other stockholders. These provisions include: a staggered Board of Directors; a prohibition on actions by our stockholders by written consent; limitations on persons authorized to call a special meeting of stockholders; the authorization of undesignated preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval; advance notice procedures required for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and the requirement that Board of Director vacancies be filled by a majority of our directors then in office.

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

We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.allsurplus.com, www.secondipity.com, www.go-dove.com, www.machinio.com, www.machineryhost.com, and www.bid4assets.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret, and domain name protection are expensive to maintain and may require litigation to enforce. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Our competitors may adopt trade names or domain names similar to ours, impeding our ability to promote our marketplaces and possibly leading to buyer or seller confusion. In addition, we could face trade name, trademark, or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or confusion related to our marketplaces could damage our reputation and negatively affect the growth of our business.

Assertions that we infringe on intellectual property rights of others could result in significant costs and substantially harm our business and operating results.

Third parties may assert that we have infringed their intellectual property rights in technology or otherwise based on our internally developed systems or use of licensed third-party technology to operate our online auction platform and related websites. Third parties also could assert intellectual property infringement claims against the parties from whom we license technology. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, and/or delays in completion of sales. Furthermore, the outcome of a dispute may require us to change technology, develop non-infringing technology, or enter into royalty or licensing agreements. A switch to different technology could interrupt our business. Internal development of a non-infringing technology may be expensive and time-consuming, if we are able to successfully develop such technology at all. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. Incurrence of any of these costs could negatively impact our operating results.

General Risk Factors

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Recently completed initiatives, as well as other changes in our business (including initiatives to invest in information systems, transition particular functions to third-party providers, and acquire new businesses such as Bid4Assets) have necessitated, and will continue to necessitate, modifications to our internal controls. We cannot be certain that our design for internal control over financial reporting, or any changes to be made, will enable management to determine that our internal controls are effective for any period. If we cannot conclude that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and seller and buyer perception of our business may suffer.

Our internal control policies and procedures may not always protect us from reckless or criminal acts committed by our employees or agents, or by third parties with whom we work. Internal controls may become less effective over time because of, among other things, changes in conditions, failures to comply with our policies and procedures, or new business that strains our system of internal controls.

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

Our positive reputation is based on our core values of integrity, customer focus, continuous improvement, innovation, mutual trust and accountability, shared success, and doing well and doing good. Our ability to attract and retain highly skilled employees, clients and buyers, and to successfully do business would be harmed if our reputation was damaged. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, security breaches, compliance failures, litigation or regulatory outcomes, or governmental investigations. Our reputation could also be harmed by the failure or perceived failure of an affiliate, joint-venture, or a vendor or other third party with which we do business, to comply with laws or regulations. In addition, our reputation or prospects may be significantly damaged by adverse publicity or negative information regarding us, whether or not true, that may be posted on social media, non-mainstream news services or other parts of the Internet, and this risk can be magnified by the speed and pervasiveness with which information is disseminated through those channels. Should any of these or other events or factors that can undermine our reputation occur, the additional costs and expenses that we may need to incur to address the issues giving rise to the damage to our reputation may adversely affect our earnings and results of operations. Any damage to our reputation could impair our ability to retain existing or attract new customers, investors and employees.

We carry a significant amount of goodwill on our balance sheet.

As of September 30, 2023, we had goodwill of $89.4 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges. We have recorded goodwill impairment charges in the past, and such charges materially affected our historical results of operations. For additional information, see Note 7 - Goodwill to the accompanying consolidated financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Not applicable.

Item 2. Properties.

As a remote-first organization, the Company continues to reduce or eliminate its leases of administrative spaces where practicable, including a 48% reduction to the size of the Company's Corporate Headquarters during the year ended September 30, 2023.

The Company leases the following properties as of September 30, 2023:

Purpose	Location	Segment	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, Maryland, USA	Corporate & Other	4,027	January 31, 2029
Warehouse	Atlanta, Georgia, USA	GovDeals	47,636	May 31, 2024
Warehouse	Brampton, Canada	RSCG	53,621	August 31, 2025
Warehouse	E. Brunswick, NJ, USA	CAG	4,800	December 31, 2025
Warehouse	Garland, Texas, USA	RSCG	127,144	January 31, 2026
Warehouse	Hebron, Kentucky, USA	RSCG	101,614	July 31, 2025
Warehouse	Kenilworth, NJ, USA	CAG	10,507	December 31, 2026
Warehouse	North Las Vegas, Nevada, USA	RSCG	102,400	June 30, 2026
Warehouse	Phoenix, Arizona, USA	RSCG	84,690	January 31, 2027
Warehouse	Pittston, Pennsylvania, USA	RSCG	108,536	January 7, 2027
Warehouse	Plainfield, Indiana, USA	RSCG	187,704	April 30, 2024
Administrative	Montgomery, Alabama, USA	GovDeals	19,762	December 31, 2023
Administrative	Plano, Texas USA	Corporate & Other	2,280	November 30, 2025

In addition, we lease various administrative spaces in North America totaling 5,074 square feet, in Europe totaling 500 square feet, and in Asia totaling 3,747 square feet. We also own a 420,000 square foot warehouse located in North Wilkesboro, North Carolina, USA.

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

Holders

As of November 13, 2023, there were approximately 10,345 beneficial holders of our common stock and 26 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our Board of Directors after consideration of our financial condition, operating results, current and anticipated cash needs and other relevant factors.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Liquidity Services, Inc, the Russell 2000 Index, the S&P SmallCap 600 Index, and a Peer Group

$400
$300
$200
$100
$0
9/18
9/19
9/20
9/21
9/22
9/23
Liquidity Services, Inc
Russell 2000
S&P SmallCap 600
Peer Group

*$100 invested on 9/30/18 in stock or index, including reinvestment of dividends. Fiscal year ending September 30.

Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved. Copyright© 2023 Russell Investment Group. All rights reserved.

Issuer Repurchases of Equity Securities

The following table presents information about our repurchases of common stock that were made during the three months ended September 30, 2023 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
July 1 to July 31, 2023	9	$15.53	9	$1.8
August 1 to August 31, 2023	490	18.64	—	1.8
September 1 to September 30, 2023	—	—	—	17.0
Total	499		9

(1)
Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended September 30, 2023, participants surrendered 490 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

From time to time, we have been authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions, or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

On September 8, 2023, the Company's Board of Directors authorized a new stock repurchase plan of up to $15.2 million. As of September 30, 2023, the Company had $17.0 million of remaining authorization to repurchase shares through December 31, 2025.

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

Overview

About us. Liquidity Services, Inc. (Liquidity Services, the Company) is a leading global commerce company providing trusted online marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our online marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in greater numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders. During the past three fiscal years, we have conducted over 2.6 million online transactions generating $3.2 billion in gross merchandise volume or GMV. GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time.

During the year ended September 30, 2023, the number of registered buyers grew from 4.9 million to 5.1 million. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers. We generated GMV of $1.203 billion and revenue of $314.5 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges during the year ended September 30, 2023. Our GMV has grown at a compound annual growth rate of 13.9% since 2018.

On November 1, 2021, our GovDeals segment acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. The results of Bid4Assets' operations are included within our GovDeals reportable segment. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.

Operating Segments

The Company has four reportable segments under which we conduct business: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), and Machinio. Further information and operating results of our reportable segments can be found in Note 16 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals and Bid4Assets marketplaces (see Note 3 - Bid4Assets Acquisition).
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value.
•
CAG. The CAG reportable segment provides solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus assets. The core verticals in which CAG operates include industrial manufacturing, oil and gas, heavy equipment, biopharma, and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG benefits from a global base of buyers and sellers enabling the sale and redeployment of assets wherever they’re most likely to generate the best value and highest use across the world. This segment primarily uses the AllSurplus and GovDeals marketplaces.

•
Machinio. The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of online marketing tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

Macroeconomic Conditions

Supply chain challenges and shifting consumer sentiment. Constraints in the production of new vehicles and heavy equipment, particularly as it relates to new fleet sales, are continuing to impact the supply of used vehicles available for sale on our marketplaces, while used car market price indices are simultaneously experiencing heightened volatility. In addition, general consumer behavior appears to be more cautious, focused more on essential goods and travel with limited discretionary high-value purchases. These conditions are impacting our financial performance and may continue to do so while these conditions persist, or if similar challenges emerge in other key asset categories.

Effects of Inflation. Rising inflation in both the U.S. and internationally has weighed on the global economy, increasing prices for energy, shipping, and labor, among other areas of the macroeconomic environment. These events have caused a rise in borrowing costs as well, partly driven by actions taken by central banks to curb rising inflation. Currently, the Company is unable to predict the likelihood, magnitude, and timing of inflationary risk to our business, if any. As a marketplace operator, the GMV, revenues and costs of revenues that result from our primarily auction-based sales may be influenced by macroeconomic factors, including but not limited to inflation, whose impacts may vary across each of our individual asset classes.

International armed conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the recent conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These armed conflicts have further heightened global supply chain disruptions and impacted the international trade markets. For the year ended September 30, 2023, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our consolidated financial results. We will continue monitoring these armed conflicts around the world and any potential future impacts on our business.

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
•
the increase in outsourcing surplus disposition and end-of-life assets by corporations and government entities as they focus on reducing costs, improving transparency, compliance and working capital, and increasingly prefer service providers with proven track records, innovative scalable solutions, and the ability to make a strategic impact in the reverse supply chain;
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

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's subscription services, as well as other services including asset valuation, product handling, and storage fees. Non-consignment fee revenue is recorded within the Consignment and other fee revenues line item on the Consolidated Statements of Operations.

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 85.8%, 86.3%, and 83.6% of our consolidated GMV for the years ended September 30, 2023, 2022, and 2021, respectively; however, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 37.7%, 38.4%, and 36.0% of our total revenues for the years ended September 30, 2023, 2022, and 2021, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 14.2%, 13.7%, and 16.4% of our consolidated GMV for the years ended September 30, 2023, 2022, and 2021, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 54.7%, 54.0%, and 56.8% of our total revenues for the years ended September 30, 2023, 2022, and 2021, respectively.

Other fee revenues accounted for 7.5%, 7.6%, and 7.2% of our total revenues for the years ended September 30, 2023, 2022, and 2021, respectively

Our Vendor Agreements

Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $5.8 million and $8.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Consolidated Balance Sheets as of September 30, 2023 and 2022, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the year ended September 30, 2023, was $1.203 billion.

Total registered buyers. We grow our buyer base through a combination of marketing and promotional efforts. A person becomes a registered buyer by completing an online registration process on one of our marketplaces. As part of this process, we collect business and personal information, including name, title, company name, business address, and contact information, and information on how the person intends to use our marketplaces. Each prospective buyer must also accept our terms and conditions of use. Following the completion of the online registration process, we verify each prospective buyer’s e-mail address and confirm that the person is not listed on any banned persons list maintained internally or by the U.S. federal government. After the verification process, which is completed generally within 24 hours, the registration is approved and activated, and the prospective buyer is added to our registered buyer list.

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2023, 2022, and 2021, we had 5.1 million, 4.9 million, and 4.0 million, registered buyers, respectively. None of our buyers represented more than 10% of our revenue during the year ended September 30, 2023.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the years ended September 30, 2023, 2022, and 2021, 3.3 million, 3.1 million, and 2.3 million participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the years ended September 30, 2023, 2022, and 2021, we completed 925,000, 933,000 and 703,000 transactions, respectively.

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

We consider the following accounting estimates to be critical: valuation of goodwill (Note 7), and income taxes (Note 10). Refer to these individually referenced notes and Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting estimates. The following discussion is a supplement to the disclosures referenced.

Valuation of goodwill. Goodwill is allocated to our reporting units. The Company has determined our reporting units to consist of GovDeals, CAG, RSCG, and Machinio. Only the GovDeals, CAG, and Machinio reporting units maintain a goodwill balance.

As of July 1, 2023, the Company performed its annual goodwill impairment test using a quantitative fair-value based test for all reporting units maintaining a goodwill balance. The fair value test was performed utilizing the discounted cash flow method under the Income approach and the guideline company method under the Market approach, the results of which were weighted 75:25, respectively, in the ending determined fair value. We determined the fair value of each of our reporting units with goodwill balances substantially exceeded their carrying value.

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

Technology and operations. Technology expenses primarily consist of the cost of technical staff (including stock compensation), third-party services, licenses, and infrastructure, all as required to develop, configure, deploy, maintain, and secure our marketplace platforms, business operational systems, and facilities. Technology expenses are net of the required capitalization of costs associated with enhancing our marketplace platforms and other software development activities. Depreciation and amortization of capitalized software development costs, purchased software, acquired developed software intangible assets, and computer hardware are included within Depreciation and amortization in the accompanying Condensed Consolidated Statements of Operations. Technology expenses are presented separately from Costs of goods sold (excluding depreciation and amortization) in the Condensed Consolidated Statements of Operations, as these expenses provide for the general availability of our marketplace platforms and other business operational systems and are not attributable to specific revenue generating transaction activity occurring on our marketplaces.

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

Operations expenses consist primarily of costs to operate our network of warehouses, including shipping logistics, inventory management, refurbishment, and administrative functions; costs to enhance our online auctions listings and provide customer support; and costs associated with field support and preparation and transfer of goods from sellers to buyers. Operations expenses include both internal and external labor costs, as well as other third-party charges. These costs are expensed as incurred.

Sales and marketing. Sales and marketing expenses include the cost of our sales and marketing personnel as well as the cost of lead generation, marketing and promotional activities, including buyer and seller acquisition, as well as general brand marketing. These activities include online marketing campaigns, such as paid search advertising and geofencing campaigns, as well as offline marketing efforts, trade shows, and marketing analytics.

General and administrative. General and administrative expenses include all corporate and administrative functions that support our operations and provide an infrastructure to facilitate our future growth. These expenses are generally more fixed in nature than our other operating expenses and do not vary as significantly in response to the volume of merchandise sold through our marketplaces.

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

Interest and other income, net. Interest and other income, net consists of interest income on interest-bearing checking accounts, money market funds, the prior promissory note issued to JTC, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension (benefit) other than the service component, and impacts of foreign currency fluctuations.

Income taxes. Income taxes include current and deferred income tax expense for the U.S. federal, state, and foreign jurisdictions. During the years ended September 30, 2023, 2022 and 2021, the Company had an effective income tax rate of 27.7%, 15.4% and (84.7)%, respectively, which included federal, state, and foreign income taxes.

Results of Operations

The following table presents reportable segment GMV, revenue, segment direct profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated ($ in thousands):

	Year Ended September 30,
(dollars in thousands	2023	2022	2021
GovDeals:
GMV	$726,124	$720,323	$498,742
Total revenue	$62,010	$59,352	$49,579
Segment direct profit	$58,810	$56,408	$47,030
Segment direct profit as a percentage of total revenue	94.8%	95.0%	94.9%
RSCG:
GMV	$285,574	$236,236	$229,290
Total revenue	$200,218	$166,100	$158,806
Segment direct profit	$68,068	$63,704	$64,564
Segment direct profit as a percentage of total revenue	34.0%	38.4%	40.7%
CAG:
GMV	$191,333	$188,813	$158,736
Total revenue	$38,476	$42,575	$39,645
Segment direct profit	$32,215	$29,120	$29,324
Segment direct profit as a percentage of total revenue	83.7%	68.4%	74.0%
Machinio:
GMV	—	—	—
Total revenue	$13,821	$12,083	$9,559
Segment direct profit	$13,110	$11,471	$8,992
Segment direct profit as a percentage of total revenue	94.9%	94.9%	94.1%
Consolidated:
GMV	$1,203,031	$1,145,372	$886,768
Total revenue	$314,462	$280,050	$257,531

NM = not meaningful

Year Ended September 30, 2023 Compared to Year Ended September 30, 2022

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased $2.7 million, or 4.5%, due to a $5.8 million, or 0.8%, increase in GMV driven by increased marketplace activity for its surplus property categories, including the number of sellers and assets sold; however, supply chain challenges reduced the volume of used vehicles available to be sold during the first quarter of the current fiscal year and market prices for used vehicles remain volatile. Revenue grew at a greater rate than GMV due to marketplace pricing increases and a decline in the mix of lower take-rate foreclosed real estate properties available for auction. In periods where GovDeals real estate sales increase, GovDeals revenue as a percent of GMV would be expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. Segment direct profit increased by $2.4 million, or 4.3%, consistent with the increase in revenues. Segment direct profit as a percentage of total revenue remained consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased $34.1 million, or 20.5%, due to a $49.3 million, or 20.9%, rise in GMV due to access to recurring product flows from new and expanded client programs and network of warehouses, including expansion of our AllSurplus Deals direct-to-consumer storefront locations, a stronger holiday return and liquidations season, and favorable recovery rates at the points in the year where less inventory was available to buyers in the broader spot market. Segment direct profit increased by $4.4 million, or 6.8%, due to increased volumes. Segment direct profit as a percentage of total revenue decreased from 38.4% to 34.0%, due to changes in the product mix available as certain client programs made a higher volume of lower value products available for sale in the current year, in addition to $1.0 million in inventory provisions.

CAG. Revenue from the CAG reportable segment decreased by $4.1 million, or 9.6%. GMV increased by $2.5 million, or 1.3%, driven by increased consignment sales in our industrial and heavy equipment categories. Revenue declined despite the increase in GMV due to a lower mix of large spot purchase transactions with international clients. The increase in transactions conducted under the consignment model contributed to Segment direct profit increasing by $3.1 million, or 10.6%. Segment direct profit as a percentage of total revenue increased 15.3%, which may fluctuate due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, due to a higher mix of consignment transactions conducted during the current year. Challenged global supply chains are experiencing heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 14.4%, or $1.7 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, Segment direct profit increased 14.3%, or $1.6 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,		Change
(in thousands)	2023	2022	$	%
Purchase revenues	$172,089	$151,271	$20,818	13.8%
Consignment and other fee revenues	142,373	128,779	13,594	10.6%
Total revenue	314,462	280,050	34,412	12.3%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	142,322	119,407	22,916	19.2%
Technology and operations	57,078	55,522	1,556	2.8%
Sales and marketing	49,443	43,224	6,219	14.4%
General and administrative	28,074	28,282	(208)	(0.7)%
Depreciation and amortization	11,255	10,322	933	9.0%
Fair value adjustment of acquisition earn-outs	—	(24,500)	24,500	NM
Other operating expenses, net	186	388	(202)	(52.1)%
Total costs and expenses	288,358	232,645	55,713	23.9%
Income from operations	26,105	47,405	(21,300)	(44.9)%
Interest and other income, net	(2,912)	(248)	(2,664)	NM
Income before provision for income taxes	29,016	47,653	(18,636)	(39.1)%
Provision for income taxes	8,039	7,329	710	9.7%
Net income	$20,978	$40,324	$(19,346)	(48.0)%

NM = not meaningful

Total revenues. Total consolidated revenue increased $34.4 million, or 12.3%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $22.9 million, or 19.2%, which changed at a higher rate than Revenue primarily due to our RSCG segment where changes in the product mix available as certain client programs made a higher volume of lower value products available for sale in the current year.

Technology and operations expenses. Technology and operations expenses increased $1.6 million, or 2.8%, primarily due to higher technology labor costs supporting our continued marketplace modernization efforts, greater operations labor associated with the timing of transactions at our CAG segment, and a $1.0 million increase in other variable compensation.

Sales and marketing expenses. Sales and marketing expenses increased $6.2 million, or 14.4%, due to the impact of our market share expansion and client diversification efforts, as well as a $1.3 million increase in stock compensation expense and other variable compensation, a $1.2 million increase in bad debt expense, and the impact of other inflationary cost increases.

General and administrative expenses. General and administrative expenses were consistent between the years ended September 30, 2023, and 2022.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 9.0%, primarily due to a full year impact of the increase in amortization of intangible assets following our acquisition of Bid4Assets on November 1, 2021.

Fair value adjustment of acquisition earn-outs. Fair value adjustment of acquisition earn-outs decreased by $24.5 million due to the cumulative non-cash gain arising from the reduction in the fair value of the Bid4Assets earn-out liability during the prior year ended September 30, 2022. Through and as of the final measurement period ended December 31, 2022, $3.5 million in earn-out payments were made, with no additional earn-out fair value remaining. See Note 13 - Fair Value Measurement for further information.

Interest and other income, net. Interest and other income, net increased $2.7 million, due to the effect of rising interest rates on our cash equivalent and short-term investment holdings.

Provision (benefit) for income taxes. Provision (benefit) for income taxes increased $0.7 million to an expense of $8.0 million from an expense of $7.3 million due to the increase in state and deferred income taxes resulting from higher income in the current year compared to prior year, exclusive of the $24.5 million non-cash gain from the fair-market value adjustment of the Bid4Assets acquisition earn-out liability. The Company's effective tax was 27.7% for the twelve months ended September 30, 2023. The 2023 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent adjustments.

Year Ended September 30, 2022 Compared to Year Ended September 30, 2021

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 19.7%, or $9.8 million, due to a 44.4%, or $221.6 million, increase in GMV from adding new sellers and increasing volumes with existing sellers across several key categories, including transportation and real estate. In addition, increased recovery rates on assets sold were driven by our growing buyer base, automated asset promotion tools, and favorable macroeconomic factors in certain asset categories, such as transportation assets. However, this has been partially offset by lower volumes of used vehicles made available for sale, as new vehicle production disruptions impact government agency vehicle fleet retirement timelines. As GovDeals real estate sales increase through the integration with Bid4Assets, GovDeals revenue as a percent of GMV is expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. For that reason, revenue as a percentage of GMV decreased to 8.2% from 9.9% last year. As a result of the increase in revenues, segment direct profit increased 19.9%, or $9.4 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased 4.6%, or $7.3 million due to a 3.0%, or $6.9 million, increase in GMV as it continues to diversify its client programs, sales channels, and its network of warehouses. Segment direct profit decreased by 1.3%, or $0.9 million, impacted by certain client returns management programs which provided fewer higher value products than in prior years, including for some of our low touch services. As a result, segment direct profit as a percentage of total revenue decreased by 2.3%.

CAG. Revenue from the CAG reportable segment increased by 7.4%, or $2.9 million due to a 18.9%, or $30.1 million, increase in GMV driven by increasing opportunities to obtain and sell inventory under our purchase model, and strong consignment sales in the energy and heavy equipment categories, partially offset by strong prior year consignment sales in the industrial category. Revenues did not increase at the same rate as GMV due to increases in the mix of transactions conducted with partner organizations. Segment direct profit decreased 0.7%, or $0.2 million. Segment direct profit as a percentage of total revenue decreased 5.6% due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, including increased international purchase transaction activity, some of which had lower than average margins due to incremental costs from COVID-19 related delays in conducting cross-border transactions. Further, challenged global supply chains experienced heightened disruptions from the Russian invasion of Ukraine and its impacts on international trade and energy markets, COVID-19 and other disruptions, which limited the volume of assets made available for sale.

Machinio. Revenue from our Machinio reportable segment increased 26.4%, or $2.5 million, due to an increase in subscription activity through a greater number of subscribers and increased pricing. As a result of the increase in revenues, segment direct profit increased 27.6%, or $2.5 million.

Consolidated Results

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2022	2021	$ Change	% Change
Purchase revenues	$151,271	$146,151	$5,120	3.5%
Consignment and other fee revenues	128,779	111,380	17,399	15.6%
Total revenues	280,050	257,531	22,519	8.7%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	119,407	107,678	11,729	10.9%
Technology and operations	55,522	47,673	7,849	16.5%
Sales and marketing	43,224	37,635	5,589	14.9%
General and administrative	28,282	28,938	(656)	(2.3)%
Depreciation and amortization	10,322	6,969	3,353	48.1%
Fair value adjustment of acquisition earn-outs	(24,500)	—	(24,500)	NM
Other operating expenses, net	388	1,470	(1,082)	(73.6)%
Total costs and expenses	232,645	230,363	2,282	1.0%
Income from operations	47,405	27,168	20,237	74.5%
Interest and other income, net	(248)	(411)	163	(39.7)%
Income before income taxes	47,653	27,579	20,074	72.8%
Provision (benefit) for income taxes	7,329	(23,370)	30,699	NM
Net income	$40,324	$50,949	$(10,625)	(20.9)%

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

Technology and operations expenses. Technology and operations expenses increased $7.8 million, or 16.5%, as we increased our technology and operations functions to continue our growth, including RSCG's expansion of its network of warehouses, and launching AllSurplus Deals as a new marketplace offering consumers deals for curbside pick-up.

Sales and marketing expenses. Sales and marketing expenses increased $5.6 million, or 14.9%, as we increased our sales and marketing functions to continue our growth, including promotional efforts to expand our market share in key verticals, and to promote new business initiatives including our AllSurplus Deals consumer marketplace.

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

Provision (benefit) for income taxes. Provision (benefit) for income taxes increased $30.7 million to an expense of $7.3 million from a benefit of $23.4 million due to the release of $27.9 million of our valuation allowance on U.S. deferred tax assets during the fiscal year ended September 30, 2021, and $2.8 million state and foreign income taxes. The Company's effective tax was 15.4% for the twelve months ended September 30, 2022. The 2022 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent adjustments, the most significant of which was the exclusion of the $24.5 million non-cash from the fair-market value adjustment of the Bid4Assets acquisition earn-out liability.

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
•
The authoritative guidance for stock-based compensation requires all share-based payments to employees, including grants of employee stock options, restricted stock, and stock appreciation rights to be recognized in the income statement based on their estimated fair values over the requisite vesting period. We believe adjusting for this stock-based compensation expense is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.
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

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA: (a) do not represent net income (loss) or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income (loss), income (loss) from operations, cash provided by (used in) operating activities, or our other financial information as determined under GAAP.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Year ended September 30,
	2023	2022	2021
Net income	$20,978	$40,324	$50,949
Interest and other (income) expense, net(1)	(2,859)	126	(76)
Provision (benefit) for income taxes	8,039	7,329	(23,370)
Depreciation and amortization	11,255	10,322	6,969
Non-GAAP EBITDA	$37,412	$58,101	$34,472
Stock compensation expense	8,191	8,482	6,947
Acquisition costs and impairment of goodwill and long-lived and other non-current assets(2)	252	473	1,464
Business realignment expenses(2,3)	—	191	5
Fair value adjustments to acquisition earn-outs	—	(24,500)	—
Non-GAAP Adjusted EBITDA	$45,855	$42,747	$42,888

(1)
Interest and other (income) expense, net excludes non-services pension and other postretirement benefit expense.
(2)
Acquisition costs and impairment of long-lived and other non-current assets, as well as Business realignment expenses, are components of Other operating expenses, net on the Consolidated Statements of Operations.
(3)
Business realignment expense includes the amounts accounted for as exit costs under ASC 420, Exit or Disposal Cost Obligations, and the related impacts of business realignment actions subject to other accounting guidance.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases, and acquisitions. As of September 30, 2023, we had $110.3 million in cash and cash equivalents, which we believe is sufficient to meet the Company’s anticipated cash needs one year from issuance of these financial statements.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the year ended September 30, 2023, were $5.4 million. As of September 30, 2023, we had no significant outstanding commitments for capital expenditures.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value-added services and the costs to expand our network of warehouses. We may seek to enter agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Credit Agreement

The Company maintains a $25.0 million Credit Agreement with Wells Fargo Bank, National Associated (the Credit Agreement). During the year ended September 30, 2023, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2025 (the First Amendment). No other changes, including with respect to the borrowing terms or capacities, were made to the Credit Agreement as a result of the First Amendment).

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the year ended September 30, 2023, the Company did not make any draws under the Credit Agreement. As of September 30, 2023, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2023, the Company was in full compliance with the terms and conditions of the Credit Agreement.

Working Capital Management

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, and PayPal, an Internet-based payment system, as methods of payments. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received.

We expect to continue to invest in enhancements to our e-commerce technology platform, marketplace capabilities, and tools for data-driven product recommendations, omni-channel behavioral marketing, expanded analytics, and buyer/seller payment optimization.

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $10.6 million of undistributed foreign earnings as of September 30, 2023. As of September 30, 2023, and September 30, 2022, $19.1 million and $20.3 million, respectively, of cash and cash equivalents was held outside of the U.S.

Other Uses of Capital Resources

Bid4Assets, Inc. Acquisition. On November 1, 2021, our GovDeals segment purchased all of the issued and outstanding shares of stock of Bid4Assets. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. Our investment through the acquisition of Bid4Assets will support continued growth in the GovDeals reportable segment, particularly in our real estate vertical.

The acquisition date fair value of the consideration transferred to the former shareholders of Bid4Assets was approximately $42.7 million consisting of $14.7 million in cash (net of working capital adjustments totaling $0.3 million) and earn-out consideration with a fair value of $28.0 million. As part of the acquisition of Bid4Assets, former shareholders of Bid4Assets were eligible to receive earn-out consideration of up to $37.5 million in cash.

Through December 31, 2022, $3.5 million in earn-out payments were made. The remaining earn-out fair value was $0 based upon actual performance through the final earn-out measurement period ended December 31, 2022. Through and as of the final measurement period ended December 31, 2022, $3.5 million in earn-out payments were made. See Note 3 - Bid4Assets Acquisition for further information.

Share Repurchases. From time to time, we may be authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements, and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

On December 6, 2021, and May 13, 2022, the Company's Board of Directors authorized new stock repurchase plans of up to $20 million and $12 million, respectively. The Company repurchased 408,211 shares for $5.4 million during the year ended September 30, 2022.

On December 6, 2022, March 13, 2023 and September 8, 2023, the Company's Board of Directors authorized new stock repurchase plans of up to $8.4 million, $8.0 million and $15.2 million, respectively. The Company repurchased 1,607,141 shares for $21.2 million during the year ended September 30, 2023.

As of September 30, 2023, the Company had $17.0 million of remaining share repurchase authorization through December 31, 2025.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: 2023 Compared to 2022

Net cash provided by operating activities was $47.0 million and $44.8 million for the years ended September 30, 2023, and 2022, respectively. The $2.2 million increase in cash provided by operating activities between periods was attributable to $8.4 million of higher Net income as adjusted for non-cash items; a $9.0 million increase in cash inflows from Accounts receivable driven by the collection of proceeds from large spot purchase transactions with international clients conducted in the prior year; and a $2.9 million decrease in cash outflows from Accrued expenses and other current liabilities driven by changes in other variable compensation targets. These increases were offset by a combined $18.0 million decrease in cash inflows associated with our Accounts payable and Payables to sellers primarily due to lower volumes of foreclosed real estate property sales and timing differences in the payment of GovDeals seller settlements relative to the period end date.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. As GovDeals real estate sales with settlement services increase through the integration with Bid4Assets, operating cash flow fluctuations from accounts payable and payables to sellers are expected to become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $11.4 million and $21.1 million for the years ended September 30, 2023, and 2022, respectively. The $9.7 million decrease in cash used in investing activities was driven by the prior year $11.2 million in cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired (see Note 3 - Bid4Assets Acquisition for further information), $2.7 million in lower capital expenditures, and $1.9 million from the maturity of short-term investments. These decreases were offset by a $6.2 million increase in the purchase of short-term investments.

Net cash used in financing activities was $22.1 million and $31.9 million for the years ended September 30, 2023, and 2022, respectively. The $9.8 million decrease in cash used by financing activities was primarily driven by $4.2 million of lower common stock repurchases in the current year, a $1.5 million decrease in taxes paid associated with net settlement of stock compensation awards, and the non-recurring earn-out payment of $3.5 million made during the year ended September 30, 2022, in connection with the Bid4Assets acquisition.

Changes in Cash Flows: 2022 Compared to 2021

Net cash provided by operating activities was $44.8 million and $65.4 million for the years ended September 30, 2022, and 2021, respectively. The $20.6 million decrease in cash provided by operating activities between periods was attributable to cash flows associated with a higher Accounts receivables balance of $5.4 million driven by the completion of a significant international industrial partner purchase transaction during the year ended September 30, 2022, as well as Accounts payable and Payables to sellers which together had a net decrease of $11.5 million due to reduced rates of change in the underlying transaction volumes during the current period. Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. As GovDeals real estate sales with settlement services increase through the integration with Bid4Assets, operating cash flow fluctuations from accounts payable and payables to sellers are expected to become more variable. The amount of cash received and settled will be substantially higher than our take rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $21.1 million for the year ended September 30, 2022, and $1.0 million for the year ended September 30, 2021. The $20.1 million increase in cash used in investing activities was driven by $11.2 million in cash paid at closing to acquire Bid4Assets on November 1, 2021, net of cash acquired (see Note 3 - Bid4Assets Acquisition for further information), a non-recurring collection of note receivable principal payments during the year ended September 30, 2021, totaling $4.3 million in connection with the JTC promissory note (see Note 2 - Summary of Significant Accounting Policies for further information), a $2.7 million increase in new property and equipment purchases from expansion of our network of warehouses, and $1.8 million in purchases of short-term investments.

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

New Accounting Pronouncements

Information regarding our adoption of new accounting and reporting standards is discussed in Note 2 - Summary of Significant Accounting Policies, to the consolidated financial statements included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of September 30, 2023, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of September 30, 2023, we do not have any debt; however, should the Company draw on our Letter of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars.

Outside the United States, we generate revenues and incur expenses in both U.S. dollars and local currencies. Our primary foreign exchange exposures include British Pounds, Canadian Dollars, Chinese Yuan, Euros, and Hong Kong Dollars. When we translate the results and net assets of our international operations into U.S. dollars for financial reporting purposes, movements in exchange rates will affect our reported results. Volatile market conditions arising from ongoing macroeconomic conditions such as rising interest rates at federal banks and armed conflicts around the world, may result in significant changes in exchange rates, which could affect our results of operations expressed in U.S. dollars. A hypothetical 10% decrease in foreign exchange rates reduce our total expected revenues by approximately 1%. The potential impact on pre-tax earnings would be less as total expected expenses would also decrease.

Item 8. Financial Statements and Supplementary Data.

The consolidated financial statements and accompanying notes are included in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-14 of the Securities Exchange Act of 1934, as amended (the Exchange Act). This "Controls and Procedures" section includes information concerning the controls and controls evaluation referred to in the certifications. The report of Deloitte & Touche LLP, our independent registered public accounting firm, regarding its audit of our internal control over financial reporting is set forth below in this section. This section should be read in conjunction with the certifications and the Deloitte & Touche LLP report for a more complete understanding of the topics presented.

Evaluation of Disclosure Controls and Procedures

Management conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of the end of the period covered by this Form 10-K. The controls evaluation was conducted under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, such as this Form 10-K, is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed to reasonably assure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls includes an evaluation of some components of our internal control over financial reporting. Internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report which is set forth below.

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

Based upon the controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls were effective to ensure assurance that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the SEC, and that material information related to Liquidity Services and our consolidated subsidiaries is made known to management, including the Chief Executive Officer and Chief Financial Officer, particularly during the period when our periodic reports are being prepared. We reviewed the results of management's evaluation with the Audit Committee of our Board of Directors.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP; and (c) provide reasonable assurance regarding authorization to effect the acquisition, use, or disposition of Company assets, as well as the prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Management assessed our internal control over financial reporting as of September 30, 2023, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2023, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Liquidity Services, Inc. and subsidiaries (the “Company”) as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the fiscal year ended September 30, 2023, of the Company and our report dated December 7, 2023, expressed an unqualified opinion on those financial statements.

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

December 7, 2023

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the Company's Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2023.

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

Item 11. Executive Compensation.

Incorporated by reference from the Company's Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Incorporated by reference from the Company's Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the Company's Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2023.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the Company's Proxy Statement relating to its 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)		Page
(1)	The following documents related to the financial statements are filed as part of this report:
	Reports of Independent Registered Public Accounting Firms (PCAOB ID No.'s 34 and 42, respectively)	58
	Consolidated Balance Sheets as of September 30, 2023, and 2022	61
	Consolidated Statements of Operations for the years ended September 30, 2023, 2022, and 2021	62
	Consolidated Statements of Comprehensive Income for the years ended September 30, 2023, 2022, and 2021	63
	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2023, 2022, and 2021	64
	Consolidated Statements of Cash Flows for the years ended September 30, 2023, 2022, and 2021	65
	Notes to the Consolidated Financial Statements	66

(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2023, 2022, and 2021:
	II—Valuation and Qualifying Accounts	96
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries (the "Company") as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2023, and the related notes and schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 7, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

We identified a critical audit matter related to revenue transactions recorded, which required an increased extent of effort, including the need for us to involve professionals with expertise in information technology ("IT"), to identify, test, and evaluate the Company’s systems, applications and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s revenue transactions included the following, among others:

•
With the assistance of our IT specialists, we:
o
Identified the significant systems used to process revenue transactions and tested the general IT controls over each of these systems, including testing of user access controls, change management controls, and IT operations controls.
o
Performed testing of system interface controls and automated controls relevant to revenue processes.
•
We tested internal controls within the relevant revenue processes, including those in place to reconcile the various systems to the Company’s general ledger.
•
We either developed an independent expectation of revenue and compared such expectation to the amounts recorded by the Company, or performed detailed transaction testing for a sample of revenue transactions, which included the following:
o
Agreed the selected revenue transaction amounts recognized to underlying source documents.
o
Tested the classification of each transaction as either purchase revenue, where the Company acts as a principal and records revenue based on the gross value of the asset sale, or commission and other fee revenue, where the Company acts as an agent and records only the fee earned net of the sale transaction value.

/s/ Deloitte and Touche LLP

McLean, Virginia
December 7, 2023
We have served as the Company’s auditor since 2021.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the consolidated statement of operations, comprehensive income, stockholders' equity and cash flows for the year ended September 30, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended September 30, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company's auditor from 2001 to 2021.
Tysons, Virginia
December 9, 2021

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	September 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$110,281	$96,122
Short-term investments	7,891	1,819
Accounts receivable, net of allowance for doubtful accounts of $1,424 and $449	7,848	11,792
Inventory, net	11,116	11,679
Prepaid taxes and tax refund receivable	1,783	1,631
Prepaid expenses and other current assets	7,349	6,551
Total current assets	146,268	129,594
Property and equipment, net	17,156	19,094
Operating lease assets	9,888	13,207
Intangible assets, net	12,457	16,234
Goodwill	89,388	88,910
Deferred tax assets	7,050	13,628
Other assets	6,762	7,437
Total assets	$288,970	$288,104
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$39,115	$41,982
Accrued expenses and other current liabilities	23,809	23,304
Current portion of operating lease liabilities	4,101	4,540
Deferred revenue	4,701	4,439
Payables to sellers	48,992	49,238
Total current liabilities	120,718	123,503
Operating lease liabilities	6,581	9,687
Other long-term liabilities	137	378
Total liabilities	127,436	133,568
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 36,142,346 shares issued and outstanding at September 30, 2023; 35,724,057 shares issued and outstanding at September 30, 2022	36	36
Additional paid-in capital	265,945	258,275
Treasury stock, at cost; 5,433,045 shares at September 30, 2023, and 3,813,199 shares at September 30, 2022	(84,031)	(62,554)
Accumulated other comprehensive loss	(10,457)	(10,285)
Accumulated deficit	(9,958)	(30,936)
Total stockholders’ equity	161,533	154,536
Total liabilities and stockholders’ equity	$288,970	$288,104

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Year Ended September 30,
	2023	2022	2021
Purchase revenues	$172,089	$151,271	$146,151
Consignment and other fee revenues	142,373	128,779	$111,380
Total revenue	314,462	280,050	257,531
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	142,322	119,407	107,678
Technology and operations	57,078	55,522	47,673
Sales and marketing	49,443	43,224	37,635
General and administrative	28,074	28,282	28,938
Depreciation and amortization	11,255	10,322	6,969
Fair value adjustment of acquisition earn-outs	—	(24,500)	—
Other operating expenses, net	186	388	1,470
Total costs and expenses	288,358	232,645	230,363
Income from operations	26,105	47,405	27,168
Interest and other income, net	(2,912)	(248)	(411)
Income before provision for income taxes	29,016	47,653	27,579
Provision (benefit) for income taxes	8,039	7,329	(23,370)
Net income	$20,978	$40,324	$50,949
Basic income per common share	$0.68	$1.25	$1.53
Diluted income per common share	$0.65	$1.20	$1.45
Basic weighted average shares outstanding	31,075,648	32,292,978	33,333,557
Diluted weighted average shares outstanding	32,074,561	33,719,424	35,024,108

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

	Year Ended September 30,
	2023	2022	2021
Net income	$20,978	$40,324	$50,949
Other comprehensive (loss) income:
Defined benefit pension plan—unrecognized amounts	(1,411)	1,836	170
Foreign currency translation	1,238	(3,110)	601
Other comprehensive (loss) income	(173)	(1,274)	771
Comprehensive income	$20,805	$39,050	$51,720

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Loss)	Total
Balance at September 30, 2020	34,082,406	$34	$247,892	(547,508)	$(3,983)	$(9,782)	$(122,346)	$111,815
Net income	—	—	—	—	—	—	50,949	50,949
Exercise of common stock options and vesting of restricted stock	1,605,618	1	444	—	—	—	—	445
Tax settlements associated with stock compensation expense	(217,196)	—	(3,915)	—	—	—	—	(3,915)
Forfeiture of restricted stock awards	(13,733)	—	—	—	—	—	—	—
Common stock repurchases	—	—	—	(1,591,963)	(31,143)	—	—	(31,143)
Common stock surrendered in the exercise of stock options	—	—	1,502	(82,612)	(1,502)	—	—	—
Stock compensation expense		—	6,094	—	—	—	—	6,094
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	170		170
Foreign currency translation and other	—	—	—	—	—	601	(1)	600
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	40,324	40,324
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	664,921	1	(1)	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(140,202)	—	(2,805)	—	—	—	—	(2,805)
Common stock repurchases	—	—	—	(1,567,277)	(25,447)	—	—	(25,447)
Common stock surrendered in the exercise of stock options	—	—	478	(23,839)	(479)	—	—	(1)
Forfeiture of restricted stock awards	(257,757)	—	—	—	—	—	—	—
Stock compensation expense	—	—	8,586	—	—	—	—	8,586
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	1,836	—	1,836
Foreign currency translation	—	—	—	—	—	(3,110)	138	(2,972)
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net income	—	—	—	—	—	—	20,978	20,978
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	500,540	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(82,252)	—	(1,261)	—	—	—	—	(1,261)
Common stock repurchases	—	—	—	(1,607,141)	(21,277)	—	—	(21,277)
Common stock surrendered in the exercise of stock options	—	—	200	(12,705)	(200)	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	8,235	—	—	—	—	8,235
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(1,411)	—	(1,411)
Foreign currency translation and other	—	—	—	—	—	1,238	1	1,239
Balance at September 30, 2023	36,142,345	$36	$265,945	(5,433,045)	$(84,031)	$(10,458)	$(9,958)	$161,533

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Year Ended September 30,
	2023	2022	2021
Operating activities
Net income	$20,978	$40,324	$50,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,255	10,322	6,969
Change in fair value of earn-out liability	—	(24,500)	—
Stock compensation expense	8,191	8,482	6,947
Inventory adjustment to net realizable value	1,048	194	174
Provision for doubtful accounts	1,390	136	297
Deferred tax expense (benefit)	6,578	6,287	(24,510)
Impairment of long-lived and other non-current assets	—	31	1,338
(Gain) loss on disposal of property and equipment	(36)	(14)	80
Gain on disposal of lease assets	—	(240)	(23)
Changes in operating assets and liabilities:
Accounts receivable	2,725	(6,290)	(843)
Inventory	(479)	441	(7,035)
Prepaid taxes and tax refund receivable	(152)	82	(61)
Prepaid expenses and other assets	(1,166)	(1,805)	(2,022)
Operating lease assets and liabilities	(228)	396	(79)
Accounts payable	(2,889)	1,548	18,554
Accrued expenses and other current liabilities	277	(2,653)	6,060
Deferred revenue	262	(185)	1,369
Payables to sellers	(581)	13,000	7,543
Other liabilities	(157)	(723)	(290)
Net cash provided by operating activities	47,016	44,833	65,417
Investing activities
Purchases of property and equipment, including capitalized software	(5,386)	(8,121)	(5,419)
Proceeds from note receivable	—	—	4,343
Purchase of short-term investments	(8,037)	(1,820)	—
Maturities of short-term investments	1,923	—	—
Cash paid for business acquisition, net of cash acquired	—	(11,164)	—
Other investing activities, net	68	21	72
Net cash (used in) provided by investing activities	(11,432)	(21,084)	(1,004)
Financing activities
Payments of the principal portion of finance lease liabilities	(101)	(99)	(42)
Payments of debt issuance costs	—	(91)	—
Proceeds from exercise of common stock options, net of tax	496	—	445
Taxes paid associated with net settlement of stock compensation awards	(1,262)	(2,806)	(3,915)
Payment of earn-out liability related to business acquisition	—	(3,500)	—
Common stock repurchases	(21,198)	(25,447)	(31,143)
Net cash used in financing activities	(22,065)	(31,943)	(34,655)
Effect of exchange rate differences on cash and cash equivalents	640	(2,019)	541
Net increase (decrease) in cash and cash equivalents	14,159	(10,213)	30,299
Cash and cash equivalents at beginning of year	96,122	106,335	76,036
Cash and cash equivalents at end of year	$110,281	$96,122	$106,335
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,590	$885	$1,442
Non-cash: Common stock surrendered in the exercise of stock options	$200	$479	$1,502

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Liquidity Services, Inc. (Liquidity Services, the Company) is a leading global commerce company providing trusted online marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our online marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in greater numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders.

Liquidity Services was incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

On November 1, 2021, our GovDeals segment acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets is a leading online marketplace focused on conducting real property auctions for government entities, including tax foreclosure sales and sheriff's sales. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.

Operating Segments

The Company has four reportable segments under which we conduct business: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), and Machinio. Further information and operating results of our reportable segments can be found in Note 16 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals and Bid4Assets marketplaces (see Note 3 - Bid4Assets Acquisition).
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value.
•
CAG. The CAG reportable segment provides solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus assets. The core verticals in which CAG operates include industrial manufacturing, oil and gas, heavy equipment, biopharma, and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG benefits from a global base of buyers and sellers enabling the sale and redeployment of assets wherever they’re most likely to generate the best value and highest use across the world. This segment primarily uses the AllSurplus and GovDeals marketplaces.
•
Machinio. The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of online marketing tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends including inflationary pressures and impacts from interest rate changes; armed conflicts around the world; the Company's susceptibility to rapid technological change; actual and potential competition by entities with greater financial and other resources; and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect amounts in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates.

Principles of Consolidation and Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In addition, in the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for a fair presentation of the results for the periods presented have been included.

Business Combinations

The Company recognizes all of the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. Acquisition-related costs are recognized separately from the acquisition and expensed as incurred. Restructuring costs incurred in periods subsequent to the acquisition date are expensed when incurred. Subsequent changes to the purchase price (i.e., working capital adjustments) or other fair value adjustments determined during the measurement period are recorded as an adjustment to goodwill, with the exception of contingent consideration, which is recognized in the Consolidated Statements of Operations in the period it is modified. All subsequent changes to a valuation allowance or uncertain tax position that relate to the acquired company and existed at the acquisition date that occur both within the measurement period and as a result of facts and circumstances that existed at the acquisition date, are recognized as an adjustment to goodwill. All other changes in valuation allowances are recognized as a reduction or increase to income tax expense or as a direct adjustment to additional paid-in capital as required.

Cash and Cash Equivalents

The Company considers all highly liquid securities purchased with an initial maturity of three months or less to be cash equivalents and are included as a current asset in the line-item Cash and cash equivalents within our Consolidated Balance Sheets. Interest income earned through our cash and cash equivalents are recorded to Interest and other income, net within the Consolidated Statements of Operations.

Short-term Investments

The Company's short-term investments are designated as held-to-maturity investment securities, recorded at amortized cost, and are included as a current asset in the line-item Short-term investments within our Consolidated Balance Sheets as their maturity is less than one year from the balance sheet date. Interest income earned through our short-term investments are recorded to Interest and other income, net within the Consolidated Statements of Operations.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Changes in allowances, which are included in Sales and marketing within the Consolidated Statements of Operations, are based on management’s judgment, which considers historical bad debt experience, a specific review of all significant outstanding invoices, customer-specific information and relevant conditions, and an assessment of general economic conditions. As of September 30, 2023, the Company's bad debt allowance was $1.4 million.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or net realizable value in the line-item Inventory, net on the Consolidated Balance Sheets. Cost is generally determined using the specific identification method. Costs associated with our warehouse operations are expensed as incurred and included within Technology and operations expenses in the Consolidated Statements of Operations. Charges for unsellable inventory, as well as for inventory written down to net realizable value, are included in Cost of goods sold in the period in which they have been determined to occur. As of September 30, 2023, the Company's Inventory, net on its Consolidated Balance Sheet reflects adjustments to net realizable value of $1.0 million. Adjustments to net realizable value reflected in the Inventory, net balances as of September 30, 2022, were immaterial.

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

On May 12, 2021, the Company entered into the First Amendment to the Forbearance Agreement with JTC, providing JTC with full satisfaction and discharge from its indebtedness upon receipt of a $3.5 million payment made on May 17, 2021. As a result, the Company recorded a $1.1 million loss as component of Other operating expenses in its Consolidated Statements of Operations during the year ended September 30, 2021, representing the difference between the $4.6 million outstanding balance of principal and accrued interest and the $3.5 million payment received. There was no impact on the consolidated financial statements from the Forbearance Agreement as of and during the fiscal years ended September 30, 2022 and 2023.

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

Lease assets and liabilities are not recognized when the lease term is 12 months or less; however, short-term lease expense is still recognized on a straight-line basis over the lease term.

Balances related to the Company's operating leases are included within Operating lease assets, Current portion of operating lease liabilities, and Operating lease liabilities (non-current portion of operating lease liabilities) on the Consolidated Balance Sheets.

Balances related to the Company's finance leases are included within Other assets (finance lease assets), Accrued expenses and other current liabilities (current portion of finance lease liabilities), and Other long-term liabilities (non-current portion of finance lease liabilities) on the Consolidated Balance Sheets.

Lease assets are assessed for impairment in accordance with the Company’s accounting policy for the impairment of long-lived assets.

Intangible Assets

Intangible assets consist of contract intangibles, brand and technology, and patent and trademarks. Intangible assets are amortized using the straight-line method over their estimated useful lives.

Impairment of Long-Lived Assets

Long-lived assets, including definite-lived intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the estimated fair value of the assets. The Company did not record impairment charges on material long-lived assets during the years ended September 30, 2023, 2022, and 2021.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Revenue is also evaluated to determine whether the Company should report the gross proceeds as revenue, when the Company acts as the principal in the arrangement, or the Company should report its revenue on a net basis, when the Company acts as an agent. Specifically, when other parties are involved in providing goods or services to a customer, the Company must determine whether the nature of its promise is a performance obligation to provide the specified goods or services itself, or to arrange for another party to provide them. The Company evaluates the following factors to determine if it is acting as a principal: (a) whether the Company is primarily responsible for fulfilling the promise to provide the asset or assets; (b) whether the Company has inventory risk of the asset or assets before they are transferred to the buyer; and (c) whether the Company has discretion in establishing the price for the asset or assets.

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

When the Company is acting as an agent (a “consignment” arrangement), its performance obligation is to arrange for the seller to sell an asset or assets to the buyer directly. The Company recognizes Consignment revenues, which are composed of buyer's premiums and/or sales commissions, based on the amounts that are paid to the Company by the buyers and sellers for utilizing the Company's services, which represent a percentage of the gross transaction proceeds.

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

The consideration received from buyers and sellers includes (a) buyer’s premiums, (b) seller’s commissions, and (c) fees for services, including reimbursed expenses. Consideration is variable based on units, final auction prices, or other factors, until the buyer’s purchase of the asset or assets is complete, or the service has been provided. Recognition of variable consideration that is based on the results of auctions or purchases by buyers is constrained until those transactions have been finalized. The Company estimates and recognizes amounts related to sales returns, discounts, or rebates promised to customers, and reimbursed expenses; however, those estimates are not significant relative to the Company's consolidated revenues. Revenue is recognized when or as the performance obligation is satisfied. Variable consideration is allocated to individual performance obligations when the variable consideration is related to satisfying that performance obligation. The Company's revenue is generally recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers and other methods of payments. Goods are generally not shipped before payment is received. For certain transactions, payment is due upon invoice and the payment terms vary depending on the segments.

The Company collects and remits sales taxes on merchandise that it purchases and sells and has elected the practical expedient to exclude such sales tax amounts from the transaction price. The Company also provides shipping and handling services in some arrangements and has elected the practical expedient to treat those activities as fulfillment costs and will recognize the costs of these services at the time revenue is recognized for the related assets sold. If the Company is acting as a principal for the combined obligation, amounts received from customers for shipping are recognized as Revenue, and amounts paid for shipping are recognized as Costs of goods sold. If the Company is acting as an agent for the combined obligation, shipping revenue and costs will be netted and recognized within Costs of goods sold.

The Company’s purchase and consignment performance obligations are satisfied at the point in time when control of the asset is transferred to the buyer or when the service is completed. The Company determines when control has transferred by evaluating the following five indicators: (a) whether the Company has a present right to payment for the asset or assets; (b) whether the buyer has legal title to the asset; (c) whether the buyer has physical possession of the asset or assets; (d) whether the buyer has the significant risks and rewards of ownership; and (e) whether the buyer has accepted the asset or assets.

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues. As of September 30, 2023, the Machinio segment had a remaining performance obligation of $4.7 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.9 and $0.9 million as of September 30, 2023, and 2022, respectively, and is included in the line-item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from upfront payments received in connection with Machinio's subscription services. The contract liability balance was $4.7 million and $4.4 million as of September 30, 2023, and 2022, respectively, and is included in the line-item Deferred revenue on the Consolidated Balance Sheet. Of the September 30, 2022 contract liability balance, $4.4 million was earned as Fee Revenue during the year ended September 30, 2023.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $2.2 million and $1.8 million as of September 30, 2023, and 2022, respectively, and is included in the line-item Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. Amortization expense was $1.3 million and $1.1 million during the year ended September 30, 2023, and 2022, respectively.

Risk Associated with Certain Concentrations

For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed; however, for the remaining buyers, goods are not shipped before payment is made, and as a result the Company is not subject to significant collection risk from those buyers.

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

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $5.8 million and $8.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Consolidated Inventory balances as of September 30, 2023, and 2022, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

The Company applies the authoritative guidance related to uncertainty in income taxes. Accounting Standards Codification (ASC) 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of technical merits. The Company’s policy is to recognize interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions, and in foreign jurisdictions including, among others, Canada and the U.K.

Stock-Based Compensation

The Company has incentive plans under which stock options, restricted stock units, restricted stock awards, and stock appreciation rights are issued. The awards issued can contain service conditions, performance conditions based upon Company financial results, and/or market conditions based upon changes in the Company's stock price.

Service- and performance-based stock awards are measured at fair value on their grant date. Stock options and stock appreciation rights are measured at fair value using the Black-Scholes option-pricing model; however, because the stock appreciation rights are cash settled, they are also measured at fair value in each reporting period. The Black-Scholes option-pricing model includes assumptions for the expected term, volatility, and dividend yield, each of which are determined in reference to the Company's historical results. Where applicable, the expected term assumption is derived separately for homogenous groups within the overall award population. Restricted stock units and restricted stock awards are measured at fair value using the closing price of the Company's stock on the grant date. For service-based stock awards, the Company recognizes expense on a straight-line basis over the service period, which is generally a period of one to four years. For performance-based stock awards, the Company recognizes expense on a straight-line basis over the derived service period expected to be required to achieve the performance condition. The Company records a cumulative adjustment to compensation expense for performance-based awards if there is a change in determination of whether it is probable that the performance condition will be achieved.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Excess tax benefits realized from stock awards are reported as cash flows from operating activities on the Consolidated Statements of Cash Flows.

Advertising Costs

Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $4.5 million, $4.6 million, and $3.2 million for the years ended September 30, 2023, 2022, and 2021, respectively.

Treasury Stock

Treasury stock is presented at cost, including any applicable excise taxes, commissions and fees, as a reduction of stockholders’ equity in the Consolidated Balance Sheets and Consolidated Statement of Stockholders' Equity. Treasury stock held by us may be retired or reissued in the future.

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

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive Loss
Balance at September 30, 2020	$(8,085)	$(1,697)	$(9,782)
Current-period other comprehensive income	601	170	771
Balance at September 30, 2021	(7,484)	(1,527)	(9,011)
Current-period other comprehensive (loss)	(3,110)	1,836	(1,274)
Balance at September 30, 2022	(10,594)	309	(10,285)
Current-period other comprehensive (loss)	1,238	(1,411)	(173)
Balance at September 30, 2023	$(9,356)	$(1,102)	$(10,458)

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Accounting Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326), or ASC 326. ASC 326, including all amendments and related guidance, was designed to provide financial statement users with more useful information about the expected credit losses on financial instruments and other commitments to extend credit. ASC 326 will require estimation of expected credit losses using a methodology that takes into consideration a broad range of reasonable and supportable information. The guidance will be effective for the Company beginning on October 1, 2023, due to the fact that the Company was classified as a smaller reporting company defined by the SEC at the time the rule was effective for public business entities. The guidance will be applied on a modified-retrospective basis, with any cumulative-effect adjustment recorded to retained earnings on the adoption date. The Company is in the process of evaluating the impact ASC 326 will have on its consolidated financial statements and expects to estimate credit losses on its financial assets such as its Accounts receivable and money market funds. We do not expect the adoption of this ASU will have a material impact on our consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It will require organizations to provide enhanced disclosures primarily regarding significant segment expenses. The guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2025. The guidance is required to be applied on a retrospective basis, with all such required disclosures to be made with regard to all fiscal years presented in the financial statements. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

3. Bid4Assets Acquisition

On November 1, 2021, our GovDeals segment purchased all of the issued and outstanding shares of stock of Bid4Assets, Inc. (Bid4Assets), a Maryland corporation. Bid4Assets is a leading online marketplace focused on conducting real property auctions for the government, including tax foreclosure sales and sheriff's sales. The results of Bid4Assets' operations are included within our GovDeals reportable segment and reporting unit.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Contract Intangibles

We recorded contract intangibles separately from goodwill based upon determination of the length, strength, and contractual nature of the relationship that Bid4Assets shared with its suppliers. We valued the contract intangibles using the multi-period excess earnings method, an income approach valuation model. The significant assumptions used in the income approach includes estimates about future expected cash flows from supplier contracts, the attrition rate, and the discount rate. We are amortizing the contract intangibles, valued at $13.9 million, on a straight-line basis over a useful life of eight years, which is materially consistent with the expected pattern of economic benefit.

Developed Software

Developed software primarily consists of intellectual property of the Bid4Assets e-commerce marketplace and associated mailing lists. We valued the developed software by applying the relief-from-royalty method, an income approach valuation model. The significant assumptions used in the relief-from-royalty method include estimates about future expected cash flows from the developed software, the royalty rate, the obsolescence factor and the discount rate. We are amortizing the acquired developed technology, valued at $2.2 million, on a straight-line basis over a useful life of three years, which is materially consistent with the expected pattern of economic benefit.

Trade Name

We valued the trade name acquired using a relief-from-royalty method. The significant assumptions used in the relief-from-royalty method include future expected cash flows from the trade name, the royalty rate, and the discount rate. We are amortizing the trade name, valued at $0.4 million, on a straight-line basis over a useful life of three years, which is materially consistent with the expected pattern of economic benefit.

Contingent Consideration

During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets. Through and as of the final measurement period ended December 31, 2022, $3.5 million in earn-out payments were made. See further discussion of this matter within Note 13 - Fair Value Measurement.

Other Information

Revenue, net income (loss), and pro forma information related to the Bid4Assets acquisition was immaterial to the consolidated financial statements and its related notes for the years ended September 30, 2023, and 2022.

4. Earnings Per Share

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company calculates basic EPS by dividing net income by the weighted-average number of common shares outstanding during the reporting period, excluding unvested restricted stock awards.

The Company calculates diluted net income per share by dividing net income by the weighted-average number of common shares and potentially dilutive common shares outstanding during the reporting period using the treasury stock method.

The Company's potentially dilutive common shares include stock options, restricted stock units, and restricted stock awards. For such awards that have performance- or market-conditions, they are considered dilutive only when those performance- or market-conditions have been satisfied as of the reporting date; however, in periods of a net loss, the Company's diluted EPS will equal its basic EPS, as all its potential common shares are anti-dilutive in that case. In periods of net income, the calculation of diluted net income per share will exclude all anti-dilutive common shares.

The computation of basic and diluted net income per share is as follows:

	Year Ended September 30,
	2023	2022	2021
Numerator:
Net income	$20,978	$40,324	$50,949
Denominator:
Basic weighted average shares outstanding	31,075,648	32,292,978	33,333,557
Dilutive impact of stock options, RSUs and RSAs	998,913	1,426,446	1,690,551
Diluted weighted average shares outstanding	32,074,561	33,719,424	35,024,108
Basic income per common share	$0.68	$1.25	$1.53
Diluted income per common share	$0.65	$1.20	$1.45
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	1,808,606	1,009,288	420,454

5. Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2023	2022
	(in thousands)
Computers and purchased software	$2,151	$2,058
Developed software for internal-use	25,820	22,168
Equipment	9,337	8,536
Leasehold improvements	2,979	3,256
Building	2,158	2,158
Furniture and fixtures	413	527
Vehicles	1,383	1,406
Land	754	754
Construction in progress	2,249	1,812
Total property and equipment	47,244	42,675
Less: Accumulated depreciation and amortization	(30,088)	(23,581)
Total property and equipment, net	$17,156	$19,094

Depreciation and amortization expense related to property and equipment for the years ended September 30, 2023, 2022, and 2021, was $7.4 million, $6.5 million, and $5.6 million, respectively. Included in those amounts is amortization of internally developed software for internal use of $5.6 million, $4.7 million, and $3.9 million, respectively.

The Company did not record impairment charges on material property and equipment during the years ended September 30, 2023, 2022, and 2021.

6. Leases

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

The components of lease expense are:

	September 30,
	2023	2022
Finance lease – lease asset amortization	$78	$80
Finance lease – interest on lease liabilities	11	21
Operating lease cost	5,328	5,695
Operating lease impairment expense	—	—
Short-term lease cost	413	337
Variable lease cost (1)	1,300	1,368
Sublease income	(88)	(111)
Total net lease cost	$7,042	$7,390

(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	September 30, 2023
	Operating Leases	Finance Leases
2024	$4,629	$97
2025	3,854	68
2026	2,418	65
2027	560	12
2028	144	—
Thereafter	49	—
Total lease payments (1)	11,654	242
Less: imputed interest (2)	$(928)	$(18)
Total lease liabilities	$10,726	$224

(1) The weighted average remaining lease term is 2.8 years for operating leases and 2.9 years for finance leases.

(2) The weighted average discount rate is 6.2% for operating leases and 5.6% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Years Ended September 30,
	2023	2022
Cash paid for amounts included in operating lease liabilities	$4,754	$4,368
Cash paid for amounts included in finance lease liabilities	$101	$99
Non-cash: lease liabilities arising from new operating lease assets obtained	$725	$4,664
Non-cash: lease liabilities arising from new finance lease assets obtained	$—	$175
Non-cash: adjustments to lease assets and liabilities(1)	$418	$(196)

(1) These include adjustments due to lease modifications, renewals, and other related adjustments.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Goodwill (in thousands)	GovDeals	CAG	Machinio	Total
Balance at September 30, 2020	$23,731	$21,550	$14,558	$59,839
Translation adjustments	—	33	—	33
Balance at September 30, 2021	$23,731	$21,583	$14,558	$59,872
Addition: Bid4Assets acquisition	30,083	—	—	30,083
Translation adjustments	—	(1,045)	—	(1,045)
Balance at September 30, 2022	$53,814	$20,538	$14,558	$88,910
Translation adjustments	—	478	—	478
Balance at September 30, 2023	$53,814	$21,016	$14,558	$89,388

Accumulated goodwill impairment losses as of September 30, 2023, and 2022 were $168.6 million.

Impairment Analysis

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. As of July 1, 2023, the Company performed a quantitative fair-value-based test for each of our reporting units, determining that each of our reporting units with goodwill balances substantially exceeded their carrying values. The fair value test was performed utilizing the discounted cash flow method under the Income approach and the guideline company method under the Market approach, the results of which were weighted 75:25, respectively, in the ending determined fair value. The Company did not record impairment charges on its goodwill during the years ended September 30, 2023, 2022, and 2021.

The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended September 30, 2023.

8. Intangible Assets

Intangible assets consist of the following:

			September 30, 2023			September 30, 2022
(in thousands)	Useful Life (in years)	Weighted average useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6 - 8	8.0	$17,000	$(6,043)	$10,957	$17,000	$(3,789)	$13,211
Technology	3 - 5	6.1	5,300	(4,361)	939	5,300	(3,089)	2,211
Patent and trademarks	7 - 10	9.1	2,375	(1,814)	561	2,381	(1,569)	812
Total intangible assets, net			$24,675	$(12,218)	$12,457	$24,681	$(8,447)	$16,234

Future expected amortization of intangible assets at September 30, 2023, is as follows:

Year Ending September 30,	Amortization
(in thousands)
2024	$3,254
2025	2,013
2026	1,768
2027	1,761
2028	1,752
Thereafter	1,909
Total	$12,457

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Amortization expense related to intangible assets for the years ended September 30, 2023, 2022, and 2021 was $3.8 million, $3.7 million, and $1.3 million, respectively. The increase in intangible amortization expense during the year ended September 30, 2022, was primarily due to the Bid4Assets acquisition.

The Company did not record impairment charges on any intangible assets during the years ended September 30, 2023, 2022, and 2021. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the year ended September 30, 2023.

9. 401(k) Benefit Plan

The Company has a retirement plan (the Plan), which is intended to be a qualified plan under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan is a defined contribution plan available to all eligible employees and allows participants to contribute up to the legal maximum of their eligible compensation, not to exceed the maximum tax-deferred amount allowed by the Internal Revenue Service. The Plan also allows the Company to make discretionary matching contributions.

During the fiscal year ended September 30, 2023, the Company stopped accepting investments in the Company’s stock fund under the Plan and all shares of the Company and other Plan interests held in the stock fund under the Plan were reinvested into non-Company investment vehicles. On March 28, 2023, the Company filed a post-effective amendment on Form S-8 with the SEC to deregister all of the previously registered shares and other Plan interests that remained unissued and unsold under the Plan. As a result, interests in the Plan no longer require registration under the Securities Exchange Act of 1934, as amended. On October 2, 2023, the Company filed a Form 15 to suspend the duty of the Plan to file reports under Section 15(d) of the Securities Exchange Act of 1934, as amended.

For the years ended September 30, 2023, 2022, and 2021, the Company recorded expenses of $1.4 million, $1.0 million, and $1.1 million, respectively, related to its contributions to the Plan.

10. Income Taxes

The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$—	$—	$—
State	1,179	487	293
Foreign	282	555	847
	1,461	1,042	1,140
Deferred tax provision (benefit):
U.S. Federal	5,251	4,962	(23,315)
State	1,280	1,275	(1,252)
Foreign	47	50	57
	6,578	6,287	(24,510)
Total provision (benefit)	$8,039	$7,329	$(23,370)

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	September 30,
	2023	2022
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$16,403	$12,409
Net operating losses—U.S.	14,581	24,054
Accrued vacation and bonus	831	701
Inventory capitalization	486	683
Inventory reserves	243	24
Allowance for doubtful accounts	363	113
Stock compensation expense	3,288	2,198
Operating lease liabilities	3,552	3,565
Other	386	845
Total deferred tax assets before valuation allowance	40,133	44,592
Less: valuation allowance	(16,029)	(12,259)
Net deferred tax assets	24,104	32,333
Deferred tax liabilities:
Amortization of intangibles	2,666	3,453
Amortization of goodwill	7,964	7,595
Depreciation	1,004	938
Capitalized costs	1,440	2,786
Operating/right of use assets	3,365	3,325
Pension liability	615	608
Total deferred tax liabilities	$17,054	$18,705
Net deferred taxes	$7,050	$13,628

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2023	2022	2021
U.S. statutory rate	21.0%	21.0%	21.0%
Stock-based stock compensation expense	(1.3)%	(2.0)%	(14.1)%
Nondeductible compensation expense	0.5%	2.0%	5.5%
Fair value adjustments of acquisition earn-outs	—%	(10.8)%	—%
Other permanent items	0.1%	(0.4)%	0.1%
State taxes	7.8%	3.3%	3.0%
Net foreign rate differential	—%	0.1%	0.5%
Unrecognized tax benefits	(0.5)%	0.0%	0.1%
Change in valuation allowance	1.4%	(3.3)%	(98.9)%
Write-down of deferred tax assets on share-based stock compensation	0.2%	0.5%	0.7%
Write-down of deferred tax assets on net operating loss	(0.8)%	4.2%	(2.8)%
Other	(0.7)%	0.8%	0.2%
Effective rate	27.7%	15.4%	(84.7)%

As of September 30, 2023, and 2022, the Company had federal and state deferred tax assets of $6.6 million and $13.4 million, respectively, related to available federal and state net operating loss (NOL) carryforwards, foreign tax credit carryforwards, and other U.S. deductible temporary differences. The federal and state NOL carryforwards expire beginning in 2038 and 2024, respectively. The Company's ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. The foreign tax credit carryforwards expire beginning in 2024. At September 30, 2023 and 2022, the Company had deferred tax assets related to available foreign NOL carryforwards of $16.4 million and $12.4 million, respectively. All but $0.5 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2027.

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. Consideration was given to the tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis. The Company has recorded a valuation allowance of $16.0 million and $12.3 million against its gross deferred tax asset balance at September 30, 2023 and 2022, respectively. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2023, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not that all of its U.S. deferred tax assets are realizable, except for $0.2 million of foreign tax credit carry forwards that expire beginning in 2024.

The Tax Act and Jobs Act of 2017 (the Tax Act) subjects a U.S. shareholder to a minimum tax on "global intangible low-taxed income" (GILTI) earned by certain foreign subsidiaries. The FASB Staff Q&A Topic 740 No. 5. Accounting for Global Intangible Low-Taxed Income states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as an expense in the period the tax is incurred.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On November 1, 2021, the Company acquired 100% of the stock of Bid4Assets, Inc. for $42.7 million. Under the acquisition method of accounting, the Company recorded a net deferred tax liability of $3.8 million composed primarily of acquired intangibles netted against NOLs and other deferred assets. The total amount of NOLs, which are subject to limitations under Section 382, were $1.2 million.

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was $10.6 million as of September 30, 2023. As of September 30, 2023, and 2022, $19.1 million and $20.3 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended September 30,
	2023	2022	2021
Beginning balance at October 1	$143	$143	$123
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	20
Reductions for tax positions of prior years	(143)	—	—
Settlements	—	—	—
Balance at September 30	—	$143	$143

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During 2023, the Company did not identify any new uncertain tax positions and released $0.1 million of prior year uncertain tax positions related to foreign operations.

The Company recognizes interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. The Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2020 is now closed; however, certain tax attribute carryforwards that were generated prior to fiscal year 2020 may be adjusted upon examination by tax authorities if they are utilized.

11. Debt

On February 10, 2022, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the Credit Agreement). Terms of the Credit Agreement provide for revolving loans (the Line of Credit) up to a maximum aggregate principal amount of $25.0 million with a $10.0 million sublimit for standby letters of credit.

During the year ended September 30, 2023, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2025 (the First Amendment). No other changes, including with respect to the borrowing terms of capacities, were made to the Credit Agreement as a result of the First Amendment.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2023, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the year ended September 30, 2023, the Company did not make any draws under the Credit Agreement. As of September 30, 2023, the Company had no outstanding borrowings under the Credit Agreement.

During the year ended September 30, 2023, interest expense incurred by the Company under the Credit Agreement was immaterial to the consolidated financial statements.

12. Equity Transactions

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended, and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. As of September 30, 2023, the Company has reserved a total of 20,300,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of September 30, 2023, 972,531 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Year Ended September 30,
	2023	2022	2021
Equity-classified awards:
Stock options	$2,002	$2,673	$3,117
RSUs & RSAs	6,233	5,912	2,977
Total Equity-classified award	8,235	8,585	6,094
Liability-classified awards:
SARs	(44)	(104)	853
Total stock compensation expense:	$8,191	$8,481	$6,947

The Company’s total liabilities for liability-classified stock compensation awards were $0 and $0.2 million as of September 30, 2023 and 2022, respectively.

The table below presents the components of share-based compensation expense by line item within our Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2023	2022	2021
Stock Compensation Expense by Line Item
Technology and operations	$1,226	$1,307	$1,016
Sales and marketing	2,363	2,148	1,541
General and administrative	4,602	5,026	4,390
Total stock compensation expense:	$8,191	$8,481	$6,947

Share-Based Award Activity

Stock Options

The table below presents stock option activity (aggregate intrinsic value in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2022	2,705,436	$10.76	5.58	$18,397
Granted	353,958	$14.43		$—
Exercised	(372,362)	$7.34		$2,997
Forfeited	(34,019)	$15.23		$143
Expired	(23,816)	$40.11		$—
Outstanding as of September 30, 2023	2,629,197	$11.41	5.12	$18,549
Vested and expected to vest as of September 30, 2023	2,614,187	$11.35	5.11	$18,549
Exercisable as of September 30, 2023	1,851,754	$9.59	4.05	$15,924

Of the 777,443 stock options not yet exercisable as of September 30, 2023, 449,438 can become exercisable by satisfying service conditions only, and 328,005 can become exercisable by satisfying service and performance or market conditions.

Stock options containing only service conditions generally vest over periods of one to four years and expire five to ten years from the date of grant. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2023, there was $2.6 million of unrecognized compensation cost related to stock options containing only service conditions, which is expected to be recognized over a weighted-average period of 2.2 years.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the years ended September 30, 2023, 2022, and 2021 were as follows:

Year Ended September 30,
	2023	2022	2021
Dividend yield	—	—	—
Expected volatility	56.9% - 62.2%	57.0% - 62.2%	51.0% - 55.9%
Risk-free interest rate	3.4% - 3.9%	1.1% - 3.5%	0.4% - 0.8%
Expected term	4.5- 7.6 years	4.5- 7.4 years	4.6 - 7.6 years

The weighted-average grant date fair value of options granted during the year-ended September 30, 2023, 2022, and 2021 was $7.49, $10.70, and $4.81, respectively. The total intrinsic value of options exercised during 2023, 2022, and 2021 was $3.0 million, $3.8 million, and $15.0 million, respectively. Stock options containing performance conditions are discussed separately in the section below.

RSUs & RSAs

The table below presents RSU & RSA activity (aggregate fair value in thousands):

	RSU & RSA	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of September 30, 2022	1,102,039	$18.66	2.94	$17,919
Granted	767,233	$15.16		$11,628
Vested	(252,228)	$14.56		$3,773
Forfeited	(59,703)	$17.22		$909
Outstanding as of September 30, 2023	1,557,341	$17.65	2.56	$27,440
Expected to vest as of September 30, 2023	1,487,341	$17.46	2.66	$26,207

Of the outstanding RSUs & RSAs as of September 30, 2023, 835,526 can vest by satisfying service conditions only, and 721,815 can vest by satisfying service and performance or market conditions.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

RSUs containing only service conditions vest ratably each year over periods of one to four years. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2023, there was $10.3 million of unrecognized compensation cost related to RSUs containing only service conditions, which is expected to be recognized over a weighted-average period of 2.7 years. RSUs and RSAs containing performance conditions and market conditions are discussed separately in the section below.

SARs

The table below presents SAR award activity (aggregate intrinsic value in thousands):

	SARs	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2022	24,150	$6.11	0.25	$245
Exercised	(24,150)	$6.11		$193
Forfeited	—	$—		$—
Outstanding as of September 30, 2023	—	$—		$—
Vested and expected to vest as of September 30, 2023	—	$—		$—
Exercisable as of September 30, 2023	—	$—		$—

The Company made cash payments of $0.2 million, $0.2 million and $0.4 million to settle SARs exercised during the years ended September 30, 2023, 2022, and 2021, respectively. As of September 30, 2023, there were no SARs outstanding. No new SARs were awarded during the year ended September 30, 2023.

The fair value of outstanding SARs containing only service conditions is estimated using the Black-Scholes option-pricing model. The range of assumptions used to determine the fair value of outstanding SARs as of September 30, 2023, 2022, and 2021 were as follows:

	Year Ended September 30,
	2023	2022	2021
Dividend yield	—	—	—
Expected volatility	—	71.7%	78.3%
Risk-free interest rate	—	4.0%	0.1%
Expected term	—	0.25	1.25

As of September 30, 2022, and 2021, the weighted-average fair value of SARs outstanding was $9.82 and $18.86 per award, respectively. SARs containing performance conditions and market conditions are discussed separately in the section below.

Stock Awards Containing Performance and Market Conditions

Stock awards containing performance conditions vest upon the achievement of specified financial targets of the Company or its business units. Vesting is generally measured on the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing twelve months performance of the Company or its business units. When it is probable that the performance targets will be achieved, stock compensation expense is recognized ratably over the derived service period. If the Company determines that achievement of the performance targets is no longer probable, the Company no longer records expense and reverses all previously recognized expense. As of September 30, 2023, there was $0.9 million of unrecognized compensation costs related to stock options and RSUs & RSAs, containing performance conditions that are considered probable of being met, which is expected to be recognized over a weighted-average period of approximately 1 year.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock awards containing market conditions vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the award, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. For equity-classified awards, the Company does not reverse expense recognized if the stock price target(s) are not ultimately achieved, but expense is reversed when such situations occur for liability classified awards. As of September 30, 2023, there was $1.4 million of unrecognized compensation costs related to stock options, RSUs and SARs, containing market conditions, which is expected to be recognized over a weighted-average period of 1.6 years.

The fair value of stock options, RSUs and SARs containing market conditions is estimated using Monte Carlo simulations. The range of assumptions used to determine the fair value of these awards during the years ended September 30, 2023, 2022, and 2021 were as follows:

Year Ended September 30,
	2023	2022	2021
Dividend yield	—	—	—
Expected volatility	—	57.2% - 62.9%	51.6% - 54.6%
Risk-free interest rate	—	1.1% - 1.5%	0.3% - 0.9%
Expected holding period (% of remaining term)	—	29.4% - 100.0%	31.7% - 100.0%

There were no awards containing market conditions for which to determine their fair value during the year ended September 30, 2023.

Share Repurchase Program

From time to time, we may be authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open market purchases, privately negotiated transactions, or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

On December 6, 2021, and May 13, 2022, the Company's Board of Directors authorized new stock repurchase plans of up to $20 million and $12 million, respectively. The Company repurchased 408,211 shares for $5.4 million during the year ended September 30, 2022.

On December 6, 2022, March 13, 2023, and September 8, 2023, the Company's Board of Directors authorized new stock repurchase plans of up to $8.4 million, $8.0 million and $15.2 million, respectively. The Company repurchased 1,607,141 shares for $21.2 million during the year ended September 30, 2023.

As of September 30, 2023, the Company had $17.0 million of remaining share repurchase authorization through December 31, 2025.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due.

During the year ended September 30, 2023, and September 30, 2022, participants surrendered 12,705 and 23,839 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.

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

Cash and cash equivalents. The Company had $51.4 million and $22.0 million of money market funds considered cash equivalents as of September 30, 2023, and 2022, respectively. These assets were measured at fair value as of September 30, 2023, and 2022, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

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

The Company's initial estimate of the fair value of the earn-out consideration was informed by the Monte Carlo valuation method and considered potential outcomes based upon the terms and conditions of the merger agreement. The fair value measurements utilized were classified as Level 3 assets within the fair value hierarchy under the provisions of ASC 820, Fair Value Measurements, and ASC 805, Business Combinations. The significant unobservable inputs used in the fair value measurement categorized within Level 3 of the fair value hierarchy included estimated results of operations over the earn-out period, volatility of operating results (expense components ranged from 20% to 55%), and the discount rate (13%). The earn-out consideration was valued at approximately $28.0 million as of the acquisition date. Fair value of the earn-out consideration was remeasured at the end of each calendar quarter until December 31, 2022.

The changes in earn-out liability measured at fair value for which the Company has used Level 3 inputs to determine fair value during the year ended September 30, 2022, was as follows (in thousands):

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

During the twelve months ended September 30, 2022, the fair value of the earn-out liability was reduced by $24.5 million, such that no amount of fair value was determined present as of September 30, 2022. This reduction was due to a decline in the auction events and transactions that were expected to be completed during the earn-out period ended December 31, 2022, which included extended timelines to advance legislation that allows for online auctions of foreclosed real estate in certain target markets, and other client specific delays in bringing foreclosed real estate to auction. These changes resulted from events occurring subsequent to the November 1, 2021, acquisition date and therefore, were not known nor knowable at that time. These changes in fair value were recorded as a gain within Fair value adjustment of acquisition earn-outs in the Consolidated Statements of Operations.

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

As of September 30, 2023, the Company had no non-financial instruments measured at fair value on a non-recurring basis. As of September 30, 2023, and 2022, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic benefit cost is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the years ended September 30, 2023, 2022, and 2021, included the following components:

	Year Ended September 30,
	2023	2022	2021
	(in thousands)
Interest cost	$794	$446	$438
Expected return on plan assets	(876)	(775)	(793)
Amortization of prior service cost	26	19	21
Settlement loss recognized	—	61	—
Total net periodic benefit	$(56)	$(249)	$(334)

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2023, and 2022:

	Year Ended September 30,
	2023	2022
	(in thousands)
Change in benefit obligation
Beginning balance	$13,329	$26,955
Interest cost	794	446
Benefits paid	(761)	(634)
Actuarial gain	(786)	(7,613)
Foreign currency exchange rate changes	1,271	(5,825)
Ending balance	$13,847	$13,329

	Year Ended September 30,
	2023	2022
	(in thousands)
Change in plan assets
Beginning balance at fair value	$16,554	$28,208
Actual return on plan assets	(1,344)	(5,056)
Benefits paid	(761)	(634)
Employer's contributions	293	134
Plan Settlements	—	(1,182)
Foreign currency exchange rate changes	1,590	(4,916)
Ending balance at fair value	$16,332	$16,554
Overfunded status of the Scheme	$2,485	$3,225

The pension asset of $2.5 million is recorded in Other long-term assets in the Consolidated Balance Sheets. Because the Scheme is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, which was $13.8 million and $13.3 million at September 30, 2023 and 2022, respectively.

During the year ended September 30, 2022, the Company extended early settlement offers to all members of the Scheme. There was no material impact to the consolidated financial statements as a result of the early settlement offers.

The amounts recognized in Other comprehensive income (loss) related to the Company's qualified defined benefit pension plan, net of taxes, and the related foreign currency translation adjustments, for the years ended September 30, 2023, and 2022, is shown in the following table:

	Year Ended September 30,
	2023	2022
	(in thousands)
Accumulated other comprehensive income (loss) at beginning of year	$278	$(1,885)
Net actuarial loss	(334)	(328)
Foreign currency translation adjustments	(1,038)	2,491
Accumulated other comprehensive (loss) income at end of year	$(1,094)	$278

The plan complies with the funding provisions of the U.K. Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at September 30, 2023 and 2022, and to determine the net periodic (benefit) cost for the year were as follows:

	September 30, 2023	September 30, 2022
Discount rate to determine net periodic (benefit) cost	5.50%	2.00%
Expected return on plan assets	6.45%	4.82%
Discount rate to determine benefit obligations	5.70%	5.50%
Rate of increases to deferred CPI linked benefits	3.20%	3.40%
Rate of increases to deferred RPI linked benefits	3.80%	3.80%

Mortality—101% for males and 98% for females of S3PMA mortality tables, projected in line with the 2021 Continuous Mortality Investigation projection model and a 1.3% per annum long-term rate of improvement.

Estimated Future Benefit Payments

The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2023	$1,126
2024	931
2025	858
2026	888
2027	823
2028 through 2033	4,924
Total	$9,550

Fair Value Measurements

The investment policy and strategy of the plan assets, as established by the Trustees (the "Trustees") of the plan, strive to maximize the likelihood of achieving primary objectives of the investment policy established for the plan, which are:

•
Funding—to ensure that the Plan is fully funded using assumptions that contain a modest margin for prudence. Where an actuarial valuation reveals a deficit, a recovery plan will be put in place which will take into account the financial covenant of the employer;
•
Stability—to have due regard to the likely level and volatility of required contributions when setting the Plan's investment strategy; and
•
Security—to ensure that the solvency position of the Scheme is expected to improve. The Trustees will take into account the strength of employer's covenant when determining the expected improvement in the solvency position of the Plan.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The assets are allocated among government bonds, corporate bonds, and diversified funds. The assets are not rebalanced, but the allocation is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The basis of the Trustees’ strategy is to divide the Scheme’s assets between a “growth” portfolio, comprising assets such as multi-asset / diversified growth funds, and a “stabilizing” portfolio, comprising assets such as government bonds (both fixed and inflation-linked) and corporate bonds. The Trustees recognize the benefits of diversification across asset classes, as well as within them, in reducing the risk that results from investing in any one particular market. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2023, and 2022:

	September 30, 2023	September 30, 2022
Government bonds	59.7%	0.0%
Equity securities	0.0%	21.6%
Corporate bonds	29.8%	51.1%
Diversified fund	10.1%	27.0%
Cash	0.4%	0.3%
Total	100.0%	100.0%

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

Balance as of September 30, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Government bonds	$—	$9,757	$—	$9,757
Corporate bonds	—	4,860	—	4,860
Diversified fund	—	1,653	—	1,653
Cash	61	—	—	61
Total	$61	$16,270	$—	$16,331

Balance as of September 30, 2022	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$3,582	$—	$3,582
Corporate bonds	—	8,462	—	8,462
Diversified fund	—	4,467	—	4,467
Cash	43	—	—	43
Total	$43	$16,511	$—	$16,554

Valuation Techniques

The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources.

15. Legal Proceedings

The Company reserves for contingent liabilities based on ASC 450, Contingencies, when it determines that a liability is probable and reasonably estimable. From time to time, the Company may become involved in litigation relating to claims arising in the ordinary course of the business; however, unless otherwise noted, there are no claims or actions pending or threatened against the Company that, if adversely determined, would in the Company's management's judgment have a material adverse effect on the Company.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of gender, race, and age. The Company’s employment practices liability insurance carrier, CNA, accepted tender of these claims. In December 2022, the District Court granted the Company’s motion to dismiss with respect to the age discrimination claim but denied the motion with respect to the race and gender claims. Trial on the race and gender claims began on October 30, 2023. The jury was unable to reach a unanimous verdict on either claim and the judge declared a mistrial on November 6, 2023. To date, a retrial date has not been set. The Company continues to assert substantial defenses and cannot estimate a range of potential liability, if any, at this time.

On December 28, 2022, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a complaint (the “Original Complaint”) in the District Court, alleging wrongful termination on the basis of race and age and that the Company retaliated against him. On April 26, 2023, the Former CMO filed an amended complaint with the District Court, alleging the same claims made in the Original Complaint. The Company filed a motion to dismiss certain of the Former CMO’s claims on September 1, 2023. The District Court has not yet ruled on the motion. The Company asserts substantial defenses and cannot estimate a range of potential liability, if any, at this time. CNA has accepted tender of these claims as well.

16. Segment Information

The Company provides operating results in four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Descriptions of our reportable segments are as follows:

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals and Bid4Assets marketplaces (see Note 3 - Bid4Assets Acquisition).
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value.
•
CAG. The CAG reportable segment provides solutions to sellers and consists of marketplaces that enable commercial businesses to sell surplus assets. The core verticals in which CAG operates include industrial manufacturing, oil and gas, heavy equipment, biopharma, and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG benefits from a global base of buyers and sellers enabling the sale and redeployment of assets wherever they’re most likely to generate the best value and highest use across the world. This segment primarily uses the AllSurplus and GovDeals marketplaces.
•
Machinio. The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing and agriculture sectors. Machinio also offers the Machinio System service that provides equipment sellers with a set of online marketing tools that includes website hosting, email marketing, and inventory management, which support and enable equipment sellers’ online business.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

We also report results of Corporate & Other, including elimination adjustments.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (CODM), which is the Company's Chief Executive Officer, with oversight by the Board of Directors. The Company reports reportable segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM uses segment direct profit to evaluate the performance of each segment. Segment direct profit, previously referred to as segment gross profit, continues to be calculated as total revenue less cost of goods sold (excludes depreciation and amortization).

The following table sets forth certain financial information for the Company's reportable segments:

	Year Ended September 30,
(in thousands)	2023	2022	2021
GovDeals:
Purchase revenue	$—	$—	$—
Consignment and other fee revenues	62,010	59,352	49,579
Total revenue	62,010	59,352	49,579
Segment direct profit	$58,810	$56,408	$47,030

RSCG:
Purchase revenue	$161,780	$134,092	$130,790
Consignment and other fee revenues	38,438	32,007	28,016
Total revenue	200,218	166,100	158,806
Segment direct profit	$68,068	$63,704	$64,564

CAG:
Purchase revenue	$10,309	$17,179	$15,361
Consignment and other fee revenues	28,167	25,396	24,284
Total revenue	38,476	42,575	39,645
Segment direct profit	$32,215	$29,120	$29,324

Machinio:
Purchase revenue	$—	$—	$—
Consignment and other fee revenues	13,821	12,083	9,559
Total revenue	13,821	12,083	9,559
Segment direct profit	$13,110	$11,471	$8,992

Corporate & Other, including elimination adjustments:
Purchase revenue	$—	$—	$—
Consignment and other fee revenues	(62)	(60)	(57)
Total revenue	(62)	(60)	(57)
Segment direct profit	$(62)	$(60)	$(57)

Consolidated:
Purchase revenue	$172,089	$151,271	$146,151
Consignment and other fee revenues	142,373	128,779	111,380
Total revenue	314,462	280,050	257,531
Total Segment direct profit	$172,140	$160,643	$149,853

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Reconciliation:
Total segment direct profit	$172,140	$160,643	$149,853
Other costs and expenses from operations (1)	145,850	137,350	121,215
Fair value adjustment of acquisition earn-outs	—	(24,500)	—
Interest and other (income) expense, net	(2,726)	140	1,058
Income before provision for income taxes	$29,016	$47,653	$27,579

(1) Other costs and expenses from operations is defined as Total costs and expenses from operations per the Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

Total segment assets reconciled to consolidated amounts are as follows:

	September 30,
(in thousands)	2023	2022
Segment Assets:
GovDeals	$256,215	$237,697
RSCG	110,592	99,430
CAG	96,828	96,393
Machinio	36,362	32,771
Corporate & Other	(211,026)	(178,188)
Total Segment Assets:	$288,970	$288,104

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
(in thousands)	2023	2022	2021
Revenue by geographic area
United States	$278,734	$237,720	$214,162
Rest of the world	35,729	42,330	43,369
Consolidated	$314,462	$280,050	$257,531

Total long-lived assets by geographic areas are as follows:

	September 30,
(in thousands)	2023	2022
Assets by geographic area
United States	$17,039	$18,867
Rest of the world	117	227
Total Long-lived Assets	$17,156	$19,094

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LIQUIDITY SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2021	$41,788	(27,975)	—	$13,813
Year ended September 30, 2022	13,813	(1,554)	—	12,259
Year ended September 30, 2023	$12,259	3,770	—	$16,029
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2021	$389	297	(196)	$490
Year ended September 30, 2022	490	136	(177)	449
Year ended September 30, 2023	$449	1,392	(417)	$1,424
Provision for inventory allowance (deducted from inventory)
Year ended September 30, 2021	$300	174	(300)	$174
Year ended September 30, 2022	174	96	(174)	96
Year ended September 30, 2023	$96	1,048	(100)	$1,044

EXHIBIT INDEX

Exhibit No.	Description
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

3.1.1

Certificate of Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation, incorporated herein by reference to Appendix A to the Company’s Schedule 14A filed with the SEC on January 24, 2023.

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

10.1.1	First Amendment to Credit Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on April 4, 2023.
10.2#	Form of Amended and Restated Executive Employment Agreement, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on January 20, 2023.
10.3#	Form of Change in Control Agreement, incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on January 20, 2023.
10.4#	Form of Indemnification Agreement for directors and officers, incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on February 2, 2023
10.5#

Form of Employee Agreement Regarding Confidentiality, Intellectual Property, and Competitive Activities, incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on February 2, 2023.

10.8#

Liquidity Services, Inc. Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 28, 2020.

10.8.1#

2022 Amendment to the Liquidity Services, Inc. Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 24, 2022.

10.9#	Machinio Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 10, 2018.
10.10#	Form of Notice of Time-Based Stock Option Grant.
10.11#	Form of Notice of Time-Based Restricted Stock Units Grant.
10.12#	Form of Notice of Performance Based Stock Option Grant.
10.13#	Form of Notice of Performance-Based Restricted Stock Units Grant.
10.14#

Liquidity Services Inc. Annual Incentive Plan, adopted on December 2, 2020, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 11, 2020.

16.1	Letter of Ernst & Young LLP, dated December 27, 2021
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
23.2	Consent of Ernst & Young LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Revised Liquidity Services, Inc. Clawback Policy, incorporated herein by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 3, 2023.
101

The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2023 and 2022, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2023, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 30, 2023, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2023, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2023, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 7, 2023.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 7, 2023.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ PHILLIP A. CLOUGH Phillip A. Clough	Director
/s/ KATHARIN S. DYER Katharin S. Dyer	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director
/s/ THIERNO A. FALL Thierno A. Fall	Director
/s/ BEATRIZ V. INFANTE Beatriz V. Infante	Director
/s/ EDWARD J. KOLODZIESKI Edward J. Kolodzieski	Director
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director