Form 10-Q
period 2023-12-31
LIQUIDITY SERVICES INC
filed 2024-02-08
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 5, 2024, was 30,719,262.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	December 31, 2023	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,557	$110,281
Short-term investments	8,480	7,891
Accounts receivable, net of allowance for doubtful accounts of $1,518 and $1,424	7,745	7,848
Inventory, net	14,465	11,116
Prepaid taxes and tax refund receivable	1,426	1,783
Prepaid expenses and other current assets	7,290	7,349
Total current assets	137,963	146,268
Property and equipment, net	16,774	17,156
Operating lease assets	9,052	9,888
Intangible assets, net	11,612	12,457
Goodwill	89,627	89,388
Deferred tax assets	6,439	7,050
Other assets	6,958	6,762
Total assets	$278,425	$288,970
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$32,389	$39,115
Accrued expenses and other current liabilities	17,413	23,809
Current portion of operating lease liabilities	4,009	4,101
Deferred revenue	4,474	4,701
Payables to sellers	48,811	48,992
Total current liabilities	107,096	120,718
Operating lease liabilities	5,828	6,581
Other long-term liabilities	122	137
Total liabilities	113,046	127,436
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 36,189,758 shares issued and outstanding at December 31, 2023; 36,142,346 shares issued and outstanding at September 30, 2023	36	36
Additional paid-in capital	268,096	265,945
Treasury stock, at cost; 5,501,737 shares at December 31, 2023, and 5,433,045 shares at September 30, 2023	(85,202)	(84,031)
Accumulated other comprehensive loss	(9,500)	(10,457)
Accumulated deficit	(8,051)	(9,958)
Total stockholders’ equity	165,379	161,533
Total liabilities and stockholders’ equity	$278,425	$288,970

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2023	2022
Purchase revenues	$36,225	$38,634
Consignment and other fee revenues	35,100	33,648
Total revenue	71,325	72,282
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	31,526	31,773
Technology and operations	14,238	14,704
Sales and marketing	12,980	10,790
General and administrative	7,585	7,385
Depreciation and amortization	2,904	2,764
Other operating expenses, net	445	139
Total costs and expenses	69,678	67,555
Income from operations	1,647	4,727
Interest and other income, net	(1,141)	(389)
Income before provision for income taxes	2,788	5,116
Provision for income taxes	881	1,149
Net income	$1,907	$3,967
Basic income per common share	$0.06	$0.12
Diluted income per common share	$0.06	$0.12
Basic weighted average shares outstanding	30,605,475	31,815,160
Diluted weighted average shares outstanding	31,938,342	32,937,600

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended December 31,
	2023	2022
Net income	$1,907	$3,967
Other comprehensive income:
Foreign currency translation	$958	1,273
Other comprehensive income, net of taxes	958	1,273
Comprehensive income	$2,865	$5,240

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2023	36,142,345	$36	$265,945	(5,433,045)	$(84,031)	$(10,458)	$(9,958)	$161,533
Net Income	—	—	—	—	—	—	1,907	1,907
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	59,471	—	127	—	—	—	—	127
Taxes paid associated with net settlement of stock compensation awards	(12,058)	—	(224)	—	—	—	—	(224)
Common stock repurchase	—	—	—	(68,692)	(1,171)	—	—	(1,171)
Stock compensation expense	—	—	2,249	—	—	—	—	2,249
Foreign currency translation	—	—	—	—	—	958	—	958
Balance at December 31, 2023	36,189,758	$36	$268,096	(5,501,737)	$(85,202)	$(9,500)	$(8,051)	$165,379

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Three Months Ended December 31,
	2023	2022
Operating activities
Net income	$1,907	$3,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,904	2,764
Stock compensation expense	2,249	2,081
Provision for doubtful accounts	101	15
Deferred tax expense	612	1,181
Gain on disposal of property and equipment	(14)	(45)
Changes in operating assets and liabilities:
Accounts receivable	64	3,954
Inventory	(3,266)	(4,680)
Prepaid taxes and tax refund receivable	358	(202)
Prepaid expenses and other assets	40	(999)
Operating lease assets and liabilities	(10)	(65)
Accounts payable	(6,757)	(10,416)
Accrued expenses and other current liabilities	(6,422)	(1,744)
Deferred revenue	(227)	(417)
Payables to sellers	(412)	(5,935)
Other liabilities	—	(120)
Net cash used in operating activities	(8,873)	(10,659)
Investing activities
Purchases of property and equipment, including capitalized software	(1,731)	(1,212)
Purchase of short-term investments	(2,369)	(1,847)
Maturities of short-term investments	1,986	—
Other investing activities, net	31	44
Net cash used in investing activities	(2,083)	(3,015)
Financing activities
Common stock repurchases	(1,168)	(7,199)
Taxes paid associated with net settlement of stock compensation awards	(225)	(244)
Payments of the principal portion of finance lease liabilities	(26)	(25)
Proceeds from exercise of stock options, net of tax	127	496
Net cash used in financing activities	(1,292)	(6,972)
Effect of exchange rate differences on cash and cash equivalents	524	690
Net decrease in cash and cash equivalents	(11,724)	(19,956)
Cash and cash equivalents at beginning of period	110,281	96,122
Cash and cash equivalents at end of period	$98,557	$76,166
Supplemental disclosure of cash flow information
Cash (received) paid for income taxes, net	$(117)	$159

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

Reportable Segments

The Company has four reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Further information and operating results of our reportable segments can be found in Note 13 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals and Bid4Assets marketplaces.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment uses the AllSurplus, Secondipity, and Liquidation.com marketplaces.
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
•
Machinio. The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing, and agriculture sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of online marketing tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends including inflationary pressures and impacts from interest rate changes; ongoing international armed and geopolitical conflicts; the Company's susceptibility to rapid technological change; actual and potential competition by entities with greater financial and other resources; and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In management's opinion, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2023, are not necessarily indicative of the results that may be expected for the year ending September 30, 2024, or for any future period.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three months ended December 31, 2023, these estimates required the Company to make assumptions about the impact of ongoing international armed and geopolitical conflicts, and other disruptions to macroeconomic conditions and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.9 million as of December 31, 2023, and $0.9 million as of September 30, 2023, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.5 million as of December 31, 2023, and $4.7 million as of September 30, 2023, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2023, contract liability balance, $2.2 million was earned as other fee revenue during the three months ended December 31, 2023.

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of December 31, 2023, the Machinio segment had a remaining performance obligation of $4.5 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $2.2 million as of December 31, 2023, and $2.2 million as of September 30, 2023, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.3 million during the three months ended December 31, 2023 and 2022, respectively

Risk Associated with Certain Concentrations

For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed. However, for the remaining buyers, goods are not shipped before payment is made, and as a result, the Company is not subject to significant collection risk from those buyers.

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

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $8.3 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in the line-item Inventory on the Condensed Consolidated Balance Sheets as of December 31, 2023, and September 30, 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Recent Accounting Pronouncements

Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). The majority of the Company’s sales require payment in advance of the sale, but a limited number of buyers are approved to conduct sales on credit. Accounts receivables related to those sales are generally short-term in nature and do not require the posting of collateral. The Company estimates its allowances for credit loss based on historical collection trends, the age of outstanding receivables, existing economic conditions, and the specific facts and circumstances of individual customers. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company adopted the new standard effective October 1, 2023. The adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU will require organizations to disclose specific categories in their tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2026. The guidance is required to be applied on a prospective basis however, retrospective application is permitted. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

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

The computation of Basic and Diluted net income per share is as follows:

	Three months ended December 31,
	2023	2022
Numerator:
Net income	$1,907	$3,967
Denominator:
Basic weighted average shares outstanding	30,605,475	31,815,160
Dilutive impact of stock options, RSUs and RSAs	1,332,867	1,122,440
Diluted weighted average shares outstanding	31,938,342	32,937,600
Basic income per common share	$0.06	$0.12
Diluted income per common share	$0.06	$0.12
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	1,977,805	1,906,513

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

4.
Leases

The Company has operating leases for its corporate offices, warehouses, vehicles, and equipment. During the three months ended December 31, 2023, the Company entered into a lease for warehouse space in Brownsburg, IN, which has not yet commenced but is expected to during the year ended September 30, 2024. This warehouse will serve our RSCG buyers and sellers upon expiration of our Plainfield, IN lease.

The operating leases have remaining terms of up to 3.1 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended December 31,
	2023	2022
Finance lease – lease asset amortization	$20	$20
Finance lease – interest on lease liabilities	3	4
Operating lease cost	1,293	1,358
Short-term lease cost	39	137
Variable lease cost (1)	323	375
Sublease income	(3)	(25)
Total net lease cost	$1,675	$1,869

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	December 31, 2023
	Operating Leases	Finance Leases
Remainder of 2024	$3,436	$67
2025	4,067	68
2026	2,418	65
2027	560	12
2028	144	—
Thereafter	49	—
Total lease payments (1)	$10,674	$213
Less: imputed interest (2)	(792)	(15)
Total lease liabilities	$9,882	$198

(1)
The weighted average remaining lease term is 2.6 years for operating leases and 2.7 years for finance leases.
(2)
The weighted average discount rate is 6.2 % for operating leases and 5.6 % for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Three Months Ended December 31,
	2023	2022
Cash paid for amounts included in operating lease liabilities	$1,154	$1,205
Cash paid for amounts included in finance lease liabilities	$26	$25
Non-cash: lease liabilities arising from new operating lease assets obtained	$—	$—
Non-cash: lease liabilities arising from new finance lease assets obtained	$—	$—
Non-cash: adjustments to lease assets and liabilities(1)	$293	$—

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.
5.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio	Total
September 30, 2022	$53,814	$20,538	$14,558	$88,910
Translation adjustments	—	478	—	478
September 30, 2023	53,814	21,016	14,558	89,388
Translation adjustments	—	239	—	239
December 31, 2023	$53,814	$21,255	$14,558	$89,627

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended December 31, 2023.

6.
Intangible Assets

Intangible assets consist of the following:

		December 31, 2023			September 30, 2023
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract intangibles	6 - 8	$17,000	$(6,606)	$10,394	$17,000	$(6,043)	$10,957
Technology	3 - 5	5,300	(4,578)	722	5,300	(4,361)	939
Patent and trademarks	7 - 10	2,376	(1,880)	496	2,375	(1,814)	561
Total intangible assets, net		$24,676	$(13,064)	$11,612	$24,675	$(12,218)	$12,457

Future expected amortization of intangible assets as of December 31, 2023, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2024	$2,408
2025	2,013
2026	1,768
2027	1,761
2028 and thereafter	3,662
Total	$11,612

Intangible asset amortization expense was $0.8 million and $1.0 million for the three months ended December 31, 2023 and 2022, respectively.

The Company did not record impairment charges on any intangible assets during the three months ended December 31, 2023 and 2022. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three months ended December 31, 2023.

7.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first three months of fiscal year 2024 and its corresponding effective tax rate is 31.6% compared to 22.5% for the first three months of fiscal year 2023. The change in the effective tax rate for the three months ended December 31, 2023, as compared to the same period in the prior year, was primarily due to state and foreign taxes, and the utilization of net operating losses. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022, and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. The CAMT is effective for us in fiscal year 2024. The IRA has not had a material adverse impact on our financial statements.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the three months ended December 31, 2023, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of December 31, 2023, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2020 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2020 may be adjusted upon examination by tax authorities if they are utilized.

8.
Debt

On February 10, 2022, the Company entered into a Credit Agreement with Wells Fargo Bank, National Association (the Credit Agreement). Terms of the Credit Agreement provide for revolving loans (the Line of Credit) up to a maximum aggregate principal amount of $25.0 million with a $10.0 million sublimit for standby letters of credit.

During the year ended September 30, 2023, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2025 (the First Amendment). No other changes, including regarding the borrowing terms of capacities, were made to the Credit Agreement as a result of the First Amendment.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The applicable interest rate on any draws under the Line of Credit is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. The Company pays an Unused Commitment Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 0.05% per annum on the daily amount of the available, but unused, balance on the Line of Credit. The Company also pays a Line of Credit Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 1.25% on the daily amount available to be drawn for standby letters of credit. Interest incurred on any draws under the Line of Credit, as well as the Unused Commitment Fee and Line of Credit Fee, are included within Interest and other income, net in the Condensed Consolidated Statements of Operations.

The Company may draw upon the Line of Credit for general corporate purposes. Repayments of any borrowings under the Line of Credit shall become available for redraw at any time by the Company.

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2023, the Company complied with the terms and conditions of the Credit Agreement.

During the year ended September 30, 2023, the Company did not make any draws under the Credit Agreement. As of December 31, 2023, the Company had no outstanding borrowings under the Credit Agreement.

During the three months ended December 31, 2023, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

9.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net income	—	—	—	—	—	—	3,967	3,967
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	190,119	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(14,536)	—	(244)	—	—	—	—	(244)
Common stock repurchased	—	—	—	(531,819)	(7,199)	—	—	(7,199)
Stock compensation expense	—	—	2,126	—	—	—	—	2,126
Foreign currency translation and other	—	—	—	—	—	1,273	—	1,273
Balance at December 31, 2022	35,899,640	$36	$260,653	(4,345,018)	$(69,754)	$(9,012)	$(26,970)	$154,953

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended (LTIP), and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. As of December 31, 2023, the Company has reserved a total of 20,300,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under these plans. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of December 31, 2023, 66,635 shares of common stock remained available for use under the LTIP.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended December 31,
	2023	2022
Equity-classified awards:
Stock options	$500	$475
RSUs & RSAs	1,749	1,651
Total Equity-classified award	2,249	2,126
Liability-classified awards:
SARs	—	(44)
Total stock compensation expense:	$2,249	$2,081

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2023	2022
Stock-compensation expense by function
Technology and operations	$330	$256
Sales and marketing	638	508
General and administrative	1,281	1,317
Total stock compensation expense:	$2,249	$2,081

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Three Months Ended December 31, 2023
Stock Options granted:
Options containing only service conditions:	125,955
Weighted average exercise price	$18.00
Weighted average grant date fair value	$9.03

Options containing performance conditions:	125,955
Weighted average exercise price	$18.00
Weighted average grant date fair value	$9.03

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	240,080
Weighted average grant date fair value	$19.55

RSUs & RSAs containing performance conditions:	235,080
Weighted average grant date fair value	$19.59

The stock options and RSUs & RSAs containing only service conditions will vest over a four-year service period. The stock options and RSUs & RSAs containing performance conditions will vest upon the achievement of specified financial targets of the Company, a segment, or a division of a segment. Vesting is measured on the first day of each fiscal quarter over the three-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the three months ended December 31, 2023, were as follows:

Three Months Ended
December 31, 2023
Dividend yield	—
Expected volatility	59.08% - 60.83%
Risk-free interest rate	3.83% - 3.88%
Expected term	4.5 - 5.0 years

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

The Company repurchased 68,692 shares for $1.2 million during the three months ended December 31, 2023. As of December 31, 2023, the Company had $15.8 million of remaining authorization to repurchase shares through December 31, 2025.

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

During the three months ended December 31, 2023 and 2022, no shares of common stock were surrendered by participants in the exercise of stock options.

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

Cash and cash equivalents. The Company had $42.9 million and $51.4 million of money market funds considered cash equivalents at December 31, 2023, and September 30, 2023, respectively. These assets were measured at fair value as of December 31, 2023, and September 30, 2023, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

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

As of December 31, 2023, the Company had no non-financial instruments measured at fair value on a non-recurring basis. As of December 31, 2023, and September 30, 2023, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic pension (benefit) cost is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was immaterial for the three months ended December 31, 2023 and 2022.

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

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of gender, race, and age. The Company’s employment practices liability insurance carrier, CNA, accepted tender of these claims. In December 2022, the District Court granted the Company’s motion to dismiss with respect to the age discrimination claim but denied the motion with respect to the race and gender claims. Trial on the race and gender claims began on October 30, 2023. The jury was unable to reach a unanimous verdict on either claim and the judge declared a mistrial on November 6, 2023. The District Court and the parties are in the process of selecting a date for retrial. The Company continues to assert substantial defenses and cannot estimate a range of potential liability, if any, at this time.

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

13.
Segment Information

The Company has four reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Descriptions of our reportable segments are as follows:

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals and Bid4Assets marketplaces.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment uses the AllSurplus, Secondipity, and Liquidation.com marketplaces.
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
•
Machinio. The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing, and agriculture sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of online marketing tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

We also report results for Corporate, including elimination adjustments.

Decisions concerning the allocation of the Company’s resources are made by the Company’s Chief Operating Decision Maker (CODM), which is the Company's Chief Executive Officer, with oversight by the Board of Directors. The Company reports reportable segment information based on the internal performance measures used by the CODM to assess the performance of each operating segment in a given period. In connection with that assessment, the CODM uses segment direct profit to evaluate the performance of each segment. Segment direct profit is calculated as total revenue less cost of goods sold (excludes depreciation and amortization).

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended December 31,
(in thousands)	2023	2022
GovDeals:
Purchase revenue	$—	$—
Consignment and other fee revenues	15,900	13,607
Total revenue	15,900	13,607
Segment direct profit	$15,056	$12,892

RSCG:
Purchase revenue	$35,293	$35,870
Consignment and other fee revenues	8,428	10,145
Total revenue	43,721	46,015
Segment direct profit	$14,112	$16,011

CAG:
Purchase revenue	$932	$2,763
Consignment and other fee revenues	6,902	6,629
Total revenue	7,834	9,393
Segment direct profit	$6,943	$8,502

Machinio:
Purchase revenue	$—	$—
Consignment and other fee revenues	3,886	3,283
Total revenue	3,886	3,283
Segment direct profit	$3,703	$3,120

Corporate, including elimination adjustments:
Purchase revenue	$—	$—
Consignment and other fee revenues	(16)	(16)
Total revenue	(16)	(16)
Segment direct profit	$(16)	$(16)

Consolidated:
Purchase revenue	$36,225	$38,634
Consignment and other fee revenues	35,100	33,648
Total revenue	71,325	72,282
Total Segment direct profit	$39,798	$40,509

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended December 31,
(in thousands)	2023	2022
Reconciliation:
Total segment direct profit	$39,798	$40,509
Other costs and expenses from operations (1)	$37,707	35,643
Interest and other income, net	$(697)	(249)
Income before provision for income taxes	$2,788	$5,116

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended December 31, 2023 and 2022, was 12.1% and 13.5%, respectively.

14.
Subsequent Events

On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. and G&G Salvage and Liquidations, Inc. (collectively, "Sierra") for $13.5 million in cash, subject to a customary working capital adjustment. Sierra is a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities in Arizona. Its financial results will be reported within the GovDeals reportable segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

Overview

About us. Liquidity Services is a leading global commerce company providing trusted online marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

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

Reportable Segments

The Company has four reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Further information and operating results of our reportable segments can be found in Note 13 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals and Bid4Assets marketplaces.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment uses the AllSurplus, Secondipity, and Liquidation.com marketplaces.
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
•
Machinio. The Machinio reportable segment operates a global search engine platform for listing used equipment for sale in the construction, machine tool, transportation, printing, and agriculture sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of online marketing tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

Macroeconomic Conditions

Supply chain challenges and consumer sentiment. Constraints in the production of new vehicles and heavy equipment, particularly as it relates to new fleet sales, are continuing to impact the supply of used vehicles available for sale on our marketplaces, while used car market price indices are simultaneously experiencing heightened volatility. In addition, general consumer behavior appears turbulent, with a greater focus on essential goods yet recent rise in sentiment. These conditions are impacting our financial performance and may continue to do so while these conditions persist, or if similar challenges emerge in other key asset categories.

Effects of inflation and heightened interest rates. Rising inflation in both the U.S. and internationally has weighed on the global economy, increasing prices for energy, shipping, and labor, among other areas of the macroeconomic environment. These events have caused a rise in borrowing costs as well, partly driven by actions taken by central banks to curb rising inflation, which has impacted buyer qualification and transaction timelines.

Currently, the Company is unable to predict the likelihood, magnitude, and timing of inflationary risk to our business, if any. As a marketplace operator, the GMV, revenues and costs of revenues that result from our primarily auction-based sales may be influenced by macroeconomic factors, including but not limited to inflation, the impacts of which may vary across each of our individual asset classes.

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the recent conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the three months ended December 31, 2023, and 2022, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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
•
an increase in buyer demand for surplus merchandise as consumers trade down by purchasing less expensive goods and seek greater value from their purchases, which could impact our long-term growth;
•
the increase in demand from sellers and buyers to transact in a low touch, online solution as compared to live, in-person auctions or public sale events; and
•
in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets.

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of December 31, 2023, we had 5.2 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended December 31, 2023, the approximate number of registered buyers increased from 5.0 million to 5.2 million, or approximately 5%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Revenues

Substantially all of our revenue is earned through the following transaction models:

Purchase model. Under our purchase transaction model, we recognize revenue within the Purchase revenues line-item on the Condensed Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums.

Consignment model—fee revenue. Under our consignment transaction model, we enable our sellers to sell goods they own in our marketplaces, and we charge them a commission fee based on the gross or net proceeds received from such sales. The revenue from our consignment transaction model is recognized upon auction close or upon collection of auction proceeds, depending upon the settlement service level selected by the seller. Revenue under the consignment model is recorded within the Consignment and other fee revenues line-item on the Condensed Consolidated Statements of Operations. Because we are the agent in consignment model sales, our commission fee revenue, which we refer to as seller commissions, represents a percentage of the sales price the buyer pays upon completion of a transaction. We vary the percentage amount of the seller commission depending on the various value-added services we provide to the seller to facilitate the transaction. For example, we generally increase the percentage amount of the commission if we take possession, handle, ship, or provide enhanced product information for the merchandise. In most cases we collect the seller commission by deducting the appropriate amount from the sales proceeds prior to the distribution to the seller after completion of the transaction. In addition to seller commissions, we also collect buyer premiums.

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's subscription services, as well as other services including asset valuation, product handling, and storage fees. Non-consignment fee revenue is recorded within the Consignment and other fee revenues line-item on the Consolidated Statements of Operations.

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 88.7% and 85.7% of our consolidated GMV for the three months ended December 31, 2023, and 2022, respectively; however, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 39.6% and 38.9% of our total revenues for the three months ended December 31, 2023, and 2022, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 11.3% and 14.3% of our consolidated GMV for the three months ended December 31, 2023, and 2022, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 50.8% and 53.4% of our total revenues for the three months ended December 31, 2023, and 2022, respectively.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $8.3 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Condensed Consolidated Inventory balances as of December 31, 2023, and September 30, 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Other fee revenues accounted for 9.6% and 7.7% of our total revenues for the three months ended December 31, 2023, and 2022, respectively.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three months ended December 31, 2023 and 2022, was $305.9 million and $270.8 million, respectively.

Total registered buyers. We grow our buyer base through a combination of marketing and promotional efforts. A person becomes a registered buyer by completing an online registration process on one of our marketplaces. As part of this process, we collect business and personal information, including name, title, company name, business address, contact information, and information on how the person intends to use our marketplaces. Each prospective buyer must also accept our terms and conditions of use. Following the completion of the online registration process, we verify each prospective buyer’s e-mail address and confirm that the person is not listed on any banned persons list maintained internally or by the U.S. federal government. After the verification process, which is completed generally within 24 hours, the registration is approved and activated, and the prospective buyer is added to our registered buyer list.

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2023, and 2022, we had 5.2 million and 5.0 million registered buyers, respectively. None of our buyers represented more than 10% of our revenue during the three months ended December 31, 2023.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2023 and 2022, 848,000 and 744,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2023 and 2022, we completed 239,000 and 214,000 transactions, respectively.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2023, and in Note 2 — Summary of Significant Accounting Policies to the condensed consolidated financial statements.

Components of Revenue and Expenses

Revenue. Refer to the discussion in the Our revenue section above, and to Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended September 30, 2023, for discussion of the Company's related accounting policies.

Cost of goods sold (excludes depreciation and amortization). Refer to the discussion in Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended September 30, 2023, for discussion of the Company's Costs of goods sold and related accounting policies.

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

Interest and other income, net. Interest and other income, net consists of interest income on interest-bearing checking accounts, money market funds, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension (benefit) cost other than the service component and impacts of foreign currency fluctuations.

Income taxes. Income taxes include current and deferred income tax expense for the U.S. federal, state, and foreign jurisdictions. For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income. Our effective income tax rate after discrete items was 31.6% for the three months ended December 31, 2023. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended December 31,		Change
(in thousands)	2023	2022	$	%
Purchase revenues	$36,225	$38,634	$(2,409)	(6.2)%
Consignment and other fee revenues	35,100	33,648	1,452	4.3%
Total revenue	71,325	72,282	(957)	(1.3)%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	31,526	31,773	(247)	(0.8)%
Technology and operations	14,238	14,704	(466)	(3.2)%
Sales and marketing	12,980	10,790	2,190	20.3%
General and administrative	7,585	7,385	200	2.7%
Depreciation and amortization	2,904	2,764	140	5.1%
Other operating expenses, net	445	139	306	219.9%
Total costs and expenses	69,678	67,555	2,123	3.1%
Income from operations	1,647	4,727	(3,080)	(65.2)%
Interest and other income, net	(1,141)	(389)	(752)	193.4%
Income before provision for income taxes	2,788	5,116	(2,328)	(45.5)%
Provision for income taxes	881	1,149	(268)	(23.3)%
Net income	$1,907	$3,967	$(2,060)	(51.9)%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit is calculated as total revenue less cost of goods sold (excluding depreciation and amortization), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,
(dollars in thousands	2023	2022
GovDeals:
GMV	$190,408	$161,122
Total revenue	$15,900	$13,607
Segment direct profit	$15,056	$12,892
Segment direct profit as a percentage of total revenue	94.7%	94.7%
RSCG:
GMV	$66,561	$64,897
Total revenue	$43,721	$46,015
Segment direct profit	$14,112	$16,011
Segment direct profit as a percentage of total revenue	32.3%	34.8%
CAG:
GMV	$48,895	$44,756
Total revenue	$7,834	$9,393
Segment direct profit	$6,943	$8,502
Segment direct profit as a percentage of total revenue	88.6%	90.5%
Machinio:
GMV	—	—
Total revenue	$3,886	$3,283
Segment direct profit	$3,703	$3,120
Segment direct profit as a percentage of total revenue	95.3%	95.0%
Consolidated:
GMV	$305,864	$270,775
Total revenue	$71,325	$72,282

Three Months Ended December 31, 2023, Compared to the Three Months Ended December 31, 2022

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 16.9%, or $2.3 million, due to a $29.3 million, or 18.2%, increase in GMV driven by increased personal property sales, including improved availability of used vehicles and increased take-rate pricing, and an increase in volume in our real estate category. Revenue grew at a lower rate than GMV due to an increase in the mix of lower take-rate foreclosed real estate properties available for auction. In periods where GovDeals real estate sales increase, GovDeals revenue as a percent of GMV would be expected to decline, as these higher value real estate sales are generally conducted at a lower take-rate than our traditional GovDeals asset categories. Segment direct profit increased by $2.2 million, or 16.8%, consistent with the increase in revenues. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment decreased by $2.3 million, or 5.0%, as GMV growth in our consignment solutions, which provide for a lower revenue take-rate, outpaced purchase programs. GMV increased by $1.7 million, or 2.6%, reflecting an increase in sell-in-place consignment solutions partially offset by an inferior product mix in certain full-service consignment and purchase programs. Segment direct profit decreased by $1.9 million, or 11.9%, and segment direct profit as a percentage of total revenue decreased from 34.8% to 32.3%, due to a lower blended take-rate on our consignment sales from growth in our sell-in-place consignment solutions, and an inferior product mix in certain other programs.

CAG. Revenue from the CAG reportable segment decreased by $1.6 million, or 16.6%, due to a large international spot purchase transaction in the prior year. GMV increased by $4.1 million, or 9.2%, driven by consignment sales in our energy and industrial categories. As a result of the decrease in revenues, Segment direct profit decreased by $1.6 million, or 18.3%. Segment direct profit as a percentage of total revenue decreased 1.9%, which may fluctuate due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, and due to favorable margins on a large international spot transaction in the prior year. Challenged global supply chains are experiencing heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 18.4%, or $0.6 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 18.7%, or $0.6 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue decreased $1.0 million, or 1.3%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold decreased $0.2 million, or 0.8%, due to large international spot transactions at the CAG reportable segment in the prior year.

Technology and operations expenses. Technology and operations expenses decreased $0.5 million, or 3.2%, primarily due to the streamlining of operations expenses following the prior year growth in our distribution network.

Sales and marketing expenses. Sales and marketing expenses increased $2.2 million, or 20.3%, due to our market share expansion and client diversification efforts, as well as a $0.9 million non-recurring benefit from a concluded client program during the three months ended December 31, 2022.

General and administrative expenses. General and administrative expenses increased $0.2 million, or 2.7%, due to increased legal fees incurred during the three months ended December 31, 2023; see Note 12 - Legal Proceedings and Other Contingencies.

Depreciation and amortization. Depreciation and amortization expense was consistent between the three months ended December 31, 2023 and 2022.

Other operating expenses, net. Other operating expenses, net increased $0.3 million, due to transaction-related costs incurred in connection with our acquisition of Sierra; see Note 14 - Subsequent Events.

Interest and other income, net. Interest and other income, net increased $0.8 million, due to the effect of rising interest rates on our cash equivalent and short-term investment holdings.

Provision for income taxes. Provision for income taxes decreased $0.3 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Non-GAAP Financial Measures

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA. Non-GAAP EBITDA is a supplemental non-GAAP financial measure and is equal to Net income (loss) plus Interest and other (income) expense, net excluding the non-service components of net periodic pension (benefit) cost; Provision (benefit) for income taxes; and Depreciation and amortization. Interest and other (income) expense, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Non-GAAP Adjusted EBITDA differs from Non-GAAP EBITDA because we further adjust Non-GAAP EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2023	2022
Net income	$1,907	$3,967
Interest and other income, net[1]	(1,141)	(303)
Provision for income taxes	881	1,149
Depreciation and amortization	2,904	2,764
EBITDA	$4,551	$7,577
Stock compensation expense	2,249	2,081
Acquisition costs and impairment of long-lived and other non-current assets[2]	451	184
Non-GAAP Adjusted EBITDA	$7,251	$9,842

1 Interest and other income, net excludes non-services pension and other postretirement (benefit) expense.

2 Acquisition costs and impairment of long-lived and other non-current assets, are components of Other operating expenses, net on the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of December 31, 2023, we had $98.6 million and $8.5 million in Cash and cash equivalents and Short-term investments, respectively, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the three months ended December 31, 2023 and 2022, were $1.7 million and $1.2 million, respectively. This increase was primarily driven by enhancements to our platforms and marketplaces. As of December 31, 2023, we had no significant outstanding commitments for capital expenditures.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value-added services and the costs to expand our network of warehouses including our lease for warehouse space in Brownsburg, IN as entered into during the three months ended December 31, 2023, but which has not yet commenced. We may seek to enter agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three months ended December 31, 2023, the Company did not make any draws under the Credit Agreement. As of December 31, 2023, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2023, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $10.7 million of undistributed foreign earnings as of December 31, 2023. As of December 31, 2023, and September 30, 2023, $16.8 million and $19.1 million, respectively, of cash and cash equivalents was held outside of the U.S.

Other Uses of Capital Resources

Sierra Acquisition. On January 1, 2024, the Company acquired all the issued and outstanding equity securities of Sierra for $13.5 million in cash, subject to a customary working capital adjustment; see Note 14 - Subsequent Events.

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

The Company repurchased 68,692 shares for $1.2 million during the three months ended December 31, 2023. As of December 31, 2023, the Company had $15.8 million of remaining authorization to repurchase shares through December 31, 2025.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Three Months Ended December 31, 2023, Compared to the Three Months Ended December 31, 2022

Net cash used in operating activities was $8.9 million and $10.7 million for the three months ended December 31, 2023 and 2022, respectively. The $1.8 million decrease in cash used in operating activities between periods was attributable to a combined $9.2 million decrease in cash outflows associated with our Accounts payable and Payables to sellers primarily due to timing differences in the payment of GovDeals seller settlements relative to the period end date. These decreases were offset by $2.2 million in lower Net income as adjusted for non-cash items, and a $3.9 million decrease in cash inflows from Accounts receivable.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers are expected to become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $2.1 million and $3.0 million for the three months ended December 31, 2023 and 2022, respectively. The $0.9 million decrease in cash used in investing activities was driven by a $2.0 million increase in the maturity of short-term investments. This was partially offset by a $0.5 million increase in the purchase of short-term investments, and a $0.5 million increase in the purchase of property and equipment.

Net cash used in financing activities was $1.3 million and $7.0 million for the three months ended December 31, 2023 and 2022, respectively. The $5.7 million decrease in cash used in financing activities was primarily driven by a $6.0 million decrease in share repurchases. This was partially offset by a $0.4 million decrease in the proceeds from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of December 31, 2023, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of December 31, 2023, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars.

Outside the United States, we generate revenues and incur expenses in both U.S. dollars and local currencies. Our primary foreign exchange exposures include British Pounds, Canadian Dollars, Chinese Yuan, Euros, and Hong Kong Dollars. When we translate the results and net assets of our international operations into U.S. dollars for financial reporting purposes, movements in exchange rates will affect our reported results. Volatile market conditions arising from ongoing macroeconomic conditions such as rising interest rates at federal banks, as well as armed and geopolitical conflicts around the world, may result in significant changes in exchange rates, which could affect our results of operations expressed in U.S. dollars. A hypothetical 10% decrease in foreign exchange rates reduce our total expected revenues by approximately 1%. The potential impact on pre-tax earnings would be less as total expected expenses would also decrease.

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

As of December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2023, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 12 - Legal Proceedings and Other Contingencies, of the accompanying Notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023. In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended December 31, 2023.

Period	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
October 1, 2023 to October 31, 2023	-	—	—	$17.0
November 1, 2023 to November 30, 2023	-	—	—	$17.0
December 1, 2023 to December 31, 2023	69	$17.00	69	$15.8
Total	69		69

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended December 31, 2023, no shares of common stock were surrendered by participants in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

2 On September 8, 2023, the Company’s Board of Directors authorized and announced a new stock repurchase plan of up to $17 million of the Company’s common stock through December 31, 2025.

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

As of December 31, 2023, the Company had $15.8 million of remaining authorization to repurchase shares through December 31, 2025.

Item 5. Other Information

None.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
February 8, 2024	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
February 8, 2024	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)