Form 10-Q
period 2024-03-31
LIQUIDITY SERVICES INC
filed 2024-05-09
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 6, 2024, was 30,482,345.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	March 31, 2024	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,634	$110,281
Short-term investments	8,400	7,891
Accounts receivable, net of allowance for doubtful accounts of $2,094 and $1,424	9,552	7,848
Inventory, net	15,398	11,116
Prepaid taxes and tax refund receivable	1,488	1,783
Prepaid expenses and other current assets	7,966	7,349
Total current assets	151,438	146,268
Property and equipment, net	17,055	17,156
Operating lease assets	9,429	9,888
Intangible assets, net	15,937	12,457
Goodwill	97,555	89,388
Deferred tax assets	5,268	7,050
Other assets	6,969	6,762
Total assets	$303,651	$288,970
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,410	$39,115
Accrued expenses and other current liabilities	23,718	23,809
Current portion of operating lease liabilities	4,331	4,101
Deferred revenue	4,865	4,701
Payables to sellers	51,842	48,992
Total current liabilities	133,166	120,718
Operating lease liabilities	6,453	6,581
Other long-term liabilities	107	137
Total liabilities	139,726	127,436
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 36,476,363 shares issued and outstanding at March 31, 2024; 36,142,346 shares issued and outstanding at September 30, 2023	36	36
Additional paid-in capital	269,297	265,945
Treasury stock, at cost; 5,975,690 shares at March 31, 2024, and 5,433,045 shares at September 30, 2023	(93,109)	(84,031)
Accumulated other comprehensive loss	(9,957)	(10,457)
Accumulated deficit	(2,342)	(9,958)
Total stockholders’ equity	163,925	161,533
Total liabilities and stockholders’ equity	$303,651	$288,970

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Purchase revenues	$53,105	$47,273	$89,330	$85,907
Consignment and other fee revenues	38,348	34,180	$73,448	67,829
Total revenue	91,453	81,453	162,778	153,736
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	44,222	40,366	75,748	72,139
Technology and operations	15,526	14,791	29,764	29,495
Sales and marketing	14,195	11,854	27,176	22,644
General and administrative	7,658	6,404	15,242	13,789
Depreciation and amortization	3,195	2,803	6,098	5,567
Other operating expenses (income), net	62	(11)	507	129
Total costs and expenses	84,858	76,207	154,535	143,763
Income from operations	6,595	5,246	8,243	9,973
Interest and other income, net	(601)	(572)	(1,743)	(961)
Income before provision for income taxes	7,196	5,818	9,986	10,934
Provision for income taxes	1,487	1,573	2,369	2,723
Net income	$5,709	$4,245	$7,617	$8,211
Basic income per common share	$0.19	$0.14	$0.25	$0.26
Diluted income per common share	$0.18	$0.13	$0.24	$0.25
Basic weighted average shares outstanding	30,498,127	31,305,214	30,552,094	31,562,988
Diluted weighted average shares outstanding	31,459,066	32,124,188	31,677,685	32,544,953

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income	$5,709	$4,245	$7,617	$8,211
Other comprehensive (loss) income:
Foreign currency translation	$(457)	243	$501	1,516
Other comprehensive (loss) income, net of taxes	(457)	243	501	1,516
Comprehensive income	$5,252	$4,488	$8,118	$9,727

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2023	36,142,345	$36	$265,945	(5,433,045)	$(84,031)	$(10,458)	$(9,958)	$161,533
Net Income	—	—	—	—	—	—	1,907	1,907
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	59,471	—	127	—	—	—	—	127
Taxes paid associated with net settlement of stock compensation awards	(12,058)	—	(224)	—	—	—	—	(224)
Common stock repurchase	—	—	—	(68,692)	(1,171)	—	—	(1,171)
Stock compensation expense	—	—	2,249	—	—	—	—	2,249
Foreign currency translation	—	—	—	—	—	958	—	958
Balance at December 31, 2023	36,189,758	$36	$268,096	(5,501,737)	$(85,202)	$(9,500)	$(8,051)	$165,379
Net income	—	—	—	—	—	—	5,709	5,709
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	353,069	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(66,464)	—	(1,142)	—	—	—	—	(1,142)
Common stock repurchase	—	—	—	(473,953)	(7,907)	—	—	(7,907)
Shares swapped to exercise stock options	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	2,343	—	—	—	—	2,343
Forfeitures of restricted stock awards	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(457)	—	(457)
Balance at March 31, 2024	36,476,363	$36	$269,297	(5,975,690)	$(93,109)	$(9,957)	$(2,342)	$163,925

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Six Months Ended March 31,
	2024	2023
Operating activities
Net income	$7,617	$8,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,098	5,567
Stock compensation expense	4,592	3,882
Inventory adjustment to net realizable value	163	847
Provision for doubtful accounts	673	194
Deferred tax expense	1,782	2,524
Gain on disposal of property and equipment	(24)	(55)
Changes in operating assets and liabilities:
Accounts receivable	(1,993)	5,801
Inventory	(4,409)	(4,438)
Prepaid taxes and tax refund receivable	296	(363)
Prepaid expenses and other assets	(859)	310
Operating lease assets and liabilities	288	(155)
Accounts payable	9,079	902
Accrued expenses and other current liabilities	(179)	1,461
Deferred revenue	164	90
Payables to sellers	2,685	(2,314)
Other liabilities	—	(129)
Net cash provided by operating activities	25,973	22,335
Investing activities
Cash paid for business acquisitions, net of cash acquired	(13,265)	—
Purchases of property and equipment, including capitalized software	(4,108)	(2,711)
Purchase of short-term investments	(2,264)	(3,696)
Maturities of short-term investments	1,986	—
Other investing activities, net	60	51
Net cash used in investing activities	(17,591)	(6,356)
Financing activities
Common stock repurchases	(9,047)	(16,963)
Taxes paid associated with net settlement of stock compensation awards	(1,366)	(736)
Payments of the principal portion of finance lease liabilities	(56)	(50)
Proceeds from exercise of stock options, net of tax	127	496
Net cash used in financing activities	(10,342)	(17,253)
Effect of exchange rate differences on cash and cash equivalents	313	735
Net decrease in cash and cash equivalents	(1,647)	(539)
Cash and cash equivalents at beginning of period	110,281	96,122
Cash and cash equivalents at end of period	$108,634	$95,583
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$470	$539

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

Reportable Segments

The Company has four reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Further information and operating results of our reportable segments can be found in Note 14 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Sierra Acquisition.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment conducts its business-to-business sales on its Liquidation.com marketplace, and direct-to-consumer sales on its AllSurplus Deals and Secondipity marketplaces.
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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In management's opinion, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending September 30, 2024, or for any future period.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and six months ended March 31, 2024, these estimates required the Company to make assumptions about the impact of ongoing international armed and geopolitical conflicts, and other disruptions to macroeconomic conditions and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $0.9 million as of March 31, 2024, and $0.9 million as of September 30, 2023, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.9 million as of March 31, 2024, and $4.7 million as of September 30, 2023, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2023 contract liability balance, $3.6 million was earned as other fee revenue during the six months ended March 31, 2024.

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of March 31, 2024, the Machinio segment had a remaining performance obligation of $4.8 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $2.3 million as of March 31, 2024, and $2.2 million as of September 30, 2023, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.3 million during the three months ended March 31, 2024 and 2023, respectively, and $0.7 million and $0.6 million during the six months ended March 31, 2024, and 2023, respectively.

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

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $11.1 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in the line-item Inventory on the Condensed Consolidated Balance Sheets as of March 31, 2024, and September 30, 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU will require organizations to disclose specific categories in their tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2026. The guidance is required to be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

3.
Sierra Acquisition

On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. Total preliminary purchase consideration was approximately $13.8 million paid in cash. As of March 31, 2024, the Company's purchase price allocation related to this acquisition is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date.

In connection with its acquisition of Sierra, the Company preliminarily recorded the fair value of acquired supplier relationships and trade name assets for $5.1 million and $0.3 million, respectively, and goodwill of $8.0 million. The supplier relationships and trade name shall be amortized on a straight-line basis over a useful life of six and three years, respectively. The total goodwill arising from the acquisition is included in the GovDeals reportable segment and is deductible for tax purposes.

Sierra's financial results are reported within the GovDeals reportable segment. Revenue, net income (loss), and pro forma information related to the Sierra acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three and six months ended March 31, 2024.

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

The computation of Basic and Diluted net income per share is as follows:

	Three months ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Numerator:
Net income	$5,709	$4,245	$7,617	$8,211
Denominator:
Basic weighted average shares outstanding	30,498,127	31,305,214	30,552,094	31,562,988
Dilutive impact of stock options, RSUs and RSAs	960,939	818,974	1,125,591	981,965
Diluted weighted average shares outstanding	31,459,066	32,124,188	31,677,685	32,544,953
Basic income per common share	$0.19	$0.14	$0.25	$0.26
Diluted income per common share	$0.18	$0.13	$0.24	$0.25
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	2,287,081	2,303,254	1,922,927	1,837,326

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

5.
Leases

The Company has operating leases for its corporate offices, warehouses, vehicles, and equipment. During the six months ended March 31, 2024, the Company entered into a lease for warehouse space in Brownsburg, IN, which has not yet commenced but is expected to during the year ended September 30, 2024. This warehouse will serve our RSCG buyers and sellers upon expiration of our Plainfield, IN lease.

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

The components of lease expense are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Finance lease – lease asset amortization	$19	$20	$39	$39
Finance lease – interest on lease liabilities	2	4	5	8
Operating lease cost	1,334	1,326	2,628	2,684
Short-term lease cost	84	133	124	270
Variable lease cost (1)	284	375	607	750
Sublease income	(12)	(26)	(15)	(51)
Total net lease cost	$1,711	$1,832	$3,388	$3,700

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	March 31, 2024
	Operating Leases	Finance Leases
Remainder of 2024	$2,455	$46
2025	4,571	68
2026	2,854	65
2027	1,009	12
2028	606	—
Thereafter	206	—
Total lease payments (1)	$11,701	$191
Less: imputed interest (2)	(916)	(13)
Total lease liabilities	$10,785	$178

(1)
The weighted average remaining lease term is 2.8 years for operating leases and 2.5 years for finance leases.
(2)
The weighted average discount rate is 6.0 % for operating leases and 5.6 % for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Six Months Ended March 31,
	2024	2023
Cash paid for amounts included in operating lease liabilities	$2,342	$2,421
Cash paid for amounts included in finance lease liabilities	$56	$50
Non-cash: lease liabilities arising from new operating lease assets obtained	$2,098	$—
Non-cash: lease liabilities arising from new finance lease assets obtained	$11	$—
Non-cash: adjustments to lease assets and liabilities(1)	$298	$407

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

Lease liabilities increased due to new operating lease assets relating to the Sierra acquisition. See Note 3 - Sierra Acquisition for further information.

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

(in thousands)	GovDeals	CAG	Machinio	Total
September 30, 2022	$53,814	$20,538	$14,558	$88,910
Translation adjustments	—	478	—	478
September 30, 2023	53,814	21,016	14,558	89,388
Sierra acquisition (see Note 3)	7,977	—	—	7,977
Translation adjustments	—	190	—	190
March 31, 2024	$61,791	$21,206	$14,558	$97,555

The increase in the goodwill balance of approximately $8.0 million at the GovDeals reportable segment and reporting unit during the six months ended March 31, 2024, is due to the Sierra acquisition. See Note 3 - Sierra Acquisition for further information.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and six months ended March 31, 2024.

7.
Intangible Assets

Intangible assets consist of the following:

		March 31, 2024			September 30, 2023
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	$22,100	$(7,382)	$14,718	$17,000	$(6,043)	$10,957
Technology	3 - 5	4,900	(4,472)	428	4,900	(4,105)	795
Trade names	3 - 7	2,200	(1,579)	621	1,900	(1,381)	519
Other intangibles	10	884	(714)	170	875	(689)	186
Total intangible assets, net		$30,084	$(14,147)	$15,937	$24,675	$(12,218)	$12,457

The Company has reclassified certain assets within the footnote for presentation purposes only, as well as renamed certain accounts. No changes have been made to the assets respective underlying recorded amounts or useful lives, and there has been no effect on the current nor prior year financial results. What was previously labeled as “Contract intangibles” is now “Customer and supplier relationships”. The Company has reclassified Brand intangibles from “Technology” and is now included within the “Trade names” intangible asset type. Previously reported “Patents and trademarks” have been separated such that “Other intangibles” are now comprised of patents and related assets. The gross carrying amount of total intangible assets increased by $5.4 million during the six months ended March 31, 2024, due to the Sierra acquisition. The acquired supplier relationships and trade name assets are included in the above line items of Customer and supplier relationships and Trade names, respectively. See Note 3 - Sierra Acquisition for further information.

Future expected amortization of intangible assets as of March 31, 2024, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2024	$2,037
2025	2,964
2026	2,719
2027	2,637
2028 and thereafter	5,580
Total	$15,937

Intangible asset amortization expense was $1.1 million and $1.0 million for the three months ended March 31, 2024 and 2023, respectively, and $1.9 and $2.0 million for the six months ended March 31, 2024 and 2023, respectively.

The Company did not record impairment charges on any intangible assets during the three and six months ended March 31, 2024. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and six months ended March 31, 2024.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first six months of fiscal year 2024 and its corresponding effective tax rate is 23.7% compared to 24.9% for the first six months of fiscal year 2023. The change in the effective tax rate for the six months ended March 31, 2024, as compared to the same period in the prior year, was primarily due to state and foreign taxes, and the utilization of net operating losses. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

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

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the six months ended March 31, 2024, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of March 31, 2024, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2020 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2020 may be adjusted upon examination by tax authorities if they are utilized.

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

During the six months ended March 31, 2024, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2026 (the Second Amendment). No other changes, including regarding the borrowing terms or capacities, were made to the Credit Agreement as a result of the First Amendment or the Second Amendment.

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2024, the Company complied with the terms and conditions of the Credit Agreement.

During the year ended September 30, 2023, the Company did not make any draws under the Credit Agreement. As of March 31, 2024, the Company had no outstanding borrowings under the Credit Agreement.

During the three months ended March 31, 2024, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net income	—	—	—	—	—	—	3,967	3,967
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	190,119	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(14,536)	—	(244)	—	—	—	—	(244)
Common stock repurchased	—	—	—	(531,819)	(7,199)	—	—	(7,199)
Stock compensation expense	—	—	2,126	—	—	—	—	2,126
Foreign currency translation and other	—	—	—	—	—	1,273	—	1,273
Balance at December 31, 2022	35,899,640	$36	$260,653	(4,345,018)	$(69,754)	$(9,012)	$(26,970)	$154,953
Net income	—	—	—	—	—	—	4,245	4,245
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	184,791	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(34,713)	—	(492)	—	—	—	—	(492)
Common stock repurchased	—	—	—	(749,903)	(9,814)	—	—	(9,814)
Common stock surrendered in the exercise of stock options	—	—	18	(1,420)	(18)	—	—	—
Stock compensation expense	—	—	1,939	—	—	—	—	1,939
Foreign currency translation	—	—	—	—	—	243	—	243
Balance at March 31, 2023	36,049,718	$36	$262,118	(5,096,341)	$(79,586)	$(8,769)	$(22,725)	$151,074

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended (LTIP), and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. The Machinio plan expired according to its terms on April 17, 2024. During the six months ended March 31, 2024, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock from 20,300,000 to 22,800,000, reserved for issuance for exercises of stock options and vesting of RSUs under these plans. Vesting of RSUs count as 1.5x shares against the plan reserves. As of March 31, 2024, 2,415,326 shares of common stock remained available for use under the LTIP.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Equity-classified awards:
Stock options	$524	$524	$1,024	$999
RSUs & RSAs	1,819	1,415	3,567	3,066
Total Equity-classified award	2,343	1,939	4,592	4,065
Liability-classified awards:
SARs	—	—	—	(44)
Total stock compensation expense:	$2,343	$1,939	$4,592	$4,021

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Stock-compensation expense by function
Technology and operations	$350	$336	$680	$592
Sales and marketing	637	659	1,275	1,168
General and administrative	1,356	944	2,637	2,261
Total stock compensation expense:	$2,343	$1,939	$4,592	$4,021

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Six Months Ended March 31, 2024
Stock Options granted:
Options containing only service conditions:	125,955
Weighted average exercise price	$18.00
Weighted average grant date fair value	$9.03

Options containing performance conditions:	125,955
Weighted average exercise price	$18.00
Weighted average grant date fair value	$9.03

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	364,446
Weighted average grant date fair value	$19.03

RSUs & RSAs containing performance conditions:	303,610
Weighted average grant date fair value	$19.29

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

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the six months ended March 31, 2024, were as follows:

Six Months Ended
March 31, 2024
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

The Company repurchased 473,953 shares for $7.9 million, and 542,645 shares for $9.0 million, during the three and six months ended March 31, 2024, respectively. As of March 31, 2024, the Company had $8.0 million of remaining authorization to repurchase shares through December 31, 2025.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

During the six months ended March 31, 2024 and 2023, participants surrendered 0 and 1,420 shares of common stock, respectively, in connection with the exercise of stock options.

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

Cash and cash equivalents. The Company had $50.5 million and $51.4 million of money market funds considered cash equivalents at March 31, 2024, and September 30, 2023, respectively. These assets were measured at fair value as of March 31, 2024, and September 30, 2023, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

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

As of March 31, 2024, the Company had no non-financial instruments measured at fair value on a non-recurring basis. As of March 31, 2024, and September 30, 2023, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was $0.2 million and immaterial during the six months ended March 31, 2024 and 2023, respectively.

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

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of gender, race, and age. The Company’s employment practices liability insurance carrier, CNA, accepted tender of these claims. In December 2022, the District Court granted the Company’s motion to dismiss with respect to the age discrimination claim but denied the motion with respect to the race and gender claims. Trial on the race and gender claims began on October 30, 2023. The jury was unable to reach a unanimous verdict on either claim and the judge declared a mistrial on November 6, 2023. A retrial is scheduled to begin on December 2, 2024. The Company continues to assert substantial defenses and cannot estimate a range of potential liability, if any, at this time.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

On December 28, 2022, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a complaint (the “Original Complaint”) in the District Court, alleging wrongful termination on the basis of race and age and that the Company retaliated against him. On April 26, 2023, the Former CMO filed an amended complaint with the District Court, alleging the same claims made in the Original Complaint. The Company's motion to dismiss certain of the Former CMO's claims was denied on March 27, 2024. The parties are entering the discovery phase of the case, which is currently scheduled to be completed by September 9, 2024 . The Company asserts substantial defenses and cannot estimate a range of potential liability, if any, at this time. CNA has accepted tender of these claims as well.

14.
Segment Information

The Company has four reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Descriptions of our reportable segments are as follows:

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Sierra Acquisition.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment conducts its business-to-business sales on its Liquidation.com marketplace, and direct-to-consumer sales on its AllSurplus Deals and Secondipity marketplaces.
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

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
GovDeals:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	18,374	15,079	34,274	28,686
Total revenue	18,374	15,079	34,274	28,686
Segment direct profit	$17,209	$14,291	$32,266	$27,183

RSCG:
Purchase revenue	$47,965	$44,343	$83,258	$80,213
Consignment and other fee revenues	8,848	9,329	17,277	19,474
Total revenue	56,813	53,672	100,535	99,687
Segment direct profit	$17,001	$16,675	$31,113	$32,686

CAG:
Purchase revenue	$5,140	$2,931	$6,072	$5,694
Consignment and other fee revenues	7,140	6,487	14,042	13,116
Total revenue	12,280	9,418	20,114	18,810
Segment direct profit	$9,238	$7,026	$16,180	$15,528

Machinio:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	4,002	3,301	7,888	6,584
Total revenue	4,002	3,301	7,888	6,584
Segment direct profit	$3,800	$3,110	$7,504	$6,230

Corporate, including elimination adjustments:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	(16)	(15)	(33)	(31)
Total revenue	(16)	(15)	(33)	(31)
Segment direct profit	$(16)	$(15)	$(33)	$(31)

Consolidated:
Purchase revenue	$53,105	$47,273	$89,330	$85,907
Consignment and other fee revenues	38,348	34,180	73,448	67,829
Total revenue	91,453	81,453	162,778	153,736
Total Segment direct profit	$47,232	$41,087	$87,030	$81,596

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Reconciliation:
Total segment direct profit	$47,232	$41,087	$87,030	$81,596
Other costs and expenses from operations (1)	40,575	35,852	78,280	71,495
Interest and other income, net	(539)	(583)	(1,236)	(833)
Income before provision for income taxes	$7,196	$5,818	$9,986	$10,934

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended March 31, 2024 and 2023, was 13.7% and 9.4%, respectively. The percent of our revenues that came from transactions conducted outside of the United States for the six months ended March 31, 2024 and 2023, was 13.0% and 11.3%, respectively.

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

Reportable Segments

The Company has four reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Further information and operating results of our reportable segments can be found in Note 14 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Sierra Acquisition.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment conducts its business-to-business sales on its Liquidation.com marketplace, and direct-to-consumer sales on its AllSurplus Deals and Secondipity marketplaces.
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

Effects of inflation and heightened interest rates. Sustained inflation in both the U.S. and internationally has weighed on the global economy, increasing prices for energy, shipping, and labor, among other areas of the macroeconomic environment. These events have caused a rise in borrowing costs as well, partly driven by actions taken by central banks to curb rising inflation, which has impacted buyer qualification and transaction timelines.

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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the recent conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the three and six months ended March 31, 2024 and 2023, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of March 31, 2024, we had 5.3 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended March 31, 2024, the approximate number of registered buyers increased from 5.0 million to 5.3 million, or approximately 6%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 82.9% and 85.7% of our consolidated GMV for the three and six months ended March 31, 2024, respectively, and 83.0% and 84.3% of our consolidated GMV for the three and six months ended March 31, 2023, respectively. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 34.7% and 36.9% of our total revenues for the three and six months ended March 31, 2024, respectively, and 35.1% and 36.8% of our total revenues for the three and six months ended March 31, 2023, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 17.1% and 14.3% of our consolidated GMV for the three and six months ended March 31, 2024, respectively, and 17.0% and 15.7% of our consolidated GMV for the three and six months ended March 31, 2023, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 58.1% and 54.9% of our total revenues for the three and six months ended March 31, 2024, respectively, and 58.0% and 55.9% of our total revenues for the three and six months ended March 31, 2023, respectively.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $11.1 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Condensed Consolidated Inventory balances as of March 31, 2024, and September 30, 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Other fee revenues accounted for 7.2% and 8.3% of our total revenues for three and six months ended March 31, 2024, respectively, and 6.9% and 7.3% of our total revenues for the three and six months ended March 31, 2023, respectively.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three and six months ended March 31, 2024, was $319.4 million and $625.2 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2024, and 2023, we had 5.3 million and 5.0 million registered buyers, respectively. None of our buyers represented more than 10% of our revenue during the three months ended March 31, 2024.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2024 and 2023, 1,139,000 and 797,000 participants participated in auctions on our marketplaces, respectively. During the six months ended March 31, 2024 and 2023, approximately 1,987,000 and 1,541,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31, 2024 and 2023, we completed 300,000 and 209,000 transactions, respectively. During the six months ended March 31, 2024 and 2023, we completed 539,000 and 423,000 transactions, respectively.

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

Other operating expenses (income), net. Other operating expenses (income), net includes acquisition-related costs, impairment of long-lived and other assets, impacts of lease terminations, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other income, net. Interest and other income, net consists of interest income on interest-bearing checking accounts, money market funds, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension cost (benefit) other than the service component and impacts of foreign currency fluctuations.

Income taxes. Income taxes include current and deferred income tax expense for the U.S. federal, state, and foreign jurisdictions. For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income. Our effective income tax rate after discrete items was 23.7% for the six months ended March 31, 2024. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended March 31,		Change		Six Months Ended March 31,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Purchase revenues	$53,105	$47,273	$5,832	12.3%	$89,330	$85,907	$3,423	4.0%
Consignment and other fee revenues	38,348	34,180	4,168	12.2%	73,448	67,829	5,619	8.3%
Total revenue	91,453	81,453	10,000	12.3%	162,778	153,736	9,042	5.9%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	44,222	40,366	3,856	9.6%	75,748	72,139	3,609	5.0%
Technology and operations	15,526	14,791	735	5.0%	29,764	29,495	269	0.9%
Sales and marketing	14,195	11,854	2,341	19.7%	27,176	22,644	4,532	20.0%
General and administrative	7,658	6,404	1,254	19.6%	15,242	13,789	1,453	10.5%
Depreciation and amortization	3,195	2,803	392	14.0%	6,098	5,567	531	9.5%
Other operating expenses (income), net	62	(11)	73	NM	507	129	378	293.0%
Total costs and expenses	84,858	76,207	8,651	11.4%	154,535	143,763	10,772	7.5%
Income from operations	6,595	5,246	1,349	25.7%	8,243	9,973	(1,730)	(17.3)%
Interest and other income, net	(601)	(572)	(29)	5.1%	(1,743)	(961)	(782)	81.3%
Income before provision for income taxes	7,196	5,818	1,378	23.7%	9,986	10,934	(948)	(8.7)%
Provision for income taxes	1,487	1,573	(86)	(5.5)%	2,369	2,723	(354)	(13.0)%
Net income	$5,709	$4,245	$1,464	34.5%	$7,617	$8,211	$(594)	(7.2)%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands	2024	2023	2024	2023
GovDeals:
GMV	$186,226	$167,851	$376,634	$328,973
Total revenue	$18,374	$15,079	$34,274	$28,686
Segment direct profit	$17,209	$14,291	$32,266	$27,183
Segment direct profit as a percentage of total revenue	93.7%	94.8%	94.1%	94.8%
RSCG:
GMV	$79,634	$73,338	$146,196	$138,235
Total revenue	$56,813	$53,672	$100,535	$99,687
Segment direct profit	$17,001	$16,675	$31,113	$32,686
Segment direct profit as a percentage of total revenue	29.9%	31.1%	30.9%	32.8%
CAG:
GMV	$53,511	$41,534	$102,406	$86,290
Total revenue	$12,280	$9,418	$20,114	$18,810
Segment direct profit	$9,238	$7,026	$16,180	$15,528
Segment direct profit as a percentage of total revenue	75.2%	74.6%	80.4%	82.6%
Machinio:
GMV	—	—	—	—
Total revenue	$4,002	$3,301	$7,888	$6,584
Segment direct profit	$3,800	$3,110	$7,504	$6,230
Segment direct profit as a percentage of total revenue	95.0%	94.2%	95.0%	94.6%
Consolidated:
GMV	$319,371	$282,723	$625,236	$553,498
Total revenue	$91,453	$81,453	$162,778	$153,736

Three Months Ended March 31, 2024, Compared to the Three Months Ended March 31, 2023

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 21.8%, or $3.3 million, due to an $18.4 million, or 10.9%, increase in GMV driven by increased personal property sales, including improved availability of used vehicles and increased take-rate pricing. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra. Segment direct profit increased by $2.9 million, or 20.4%, consistent with the increase in revenues. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased by $3.1 million, or 5.9%, due to a $6.3 million, or 8.6%, increase in GMV due to growth in our sell-in-place consignment solutions and purchase programs, partially offset by a lower value product mix in selected programs. Segment direct profit increased by $0.3 million, or 2.0%, and segment direct profit as a percentage of total revenue decreased from 31.1% to 29.9%, due to a lower blended take-rate on our consignment sales from growth in our sell-in-place consignment solutions and the lower value product mix in selected programs.

CAG. Revenue from our CAG reportable segment increased by $2.9 million, or 30.4%, due to a $12.0 million, or 28.8%, increase in GMV driven by consignment sales in our industrial and heavy equipment categories, and completion of large international automotive purchase transactions during the three months ended March 31, 2024. As a result of the increase in revenues, Segment direct profit increased by $2.2 million, or 31.5%. Segment direct profit as a percentage of total revenue increased 0.6%, which may fluctuate due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 21.2%, or $0.7 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 22.2%, or $0.7 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $10.0 million, or 12.3%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $3.9 million, or 9.6%, due to increased purchase transaction volumes at our RSCG and CAG reportable segments during the three months ended March 31, 2024.

Technology and operations expenses. Technology and operations expenses increased $0.7 million, or 5.0%, primarily due to operating costs associated with new, full service consignment solutions.

Sales and marketing expenses. Sales and marketing expenses increased $2.3 million, or 19.7%, due to our market share expansion and client diversification efforts.

General and administrative expenses. General and administrative expenses increased $1.3 million, or 19.6%, due to increases in stock compensation and other variable compensation.

Depreciation and amortization. Depreciation and amortization expense increased $0.4 million, or 14.0%, in connection with our acquisition of Sierra; see Note 3 - Sierra Acquisition.

Other operating expenses (income), net. Other operating expenses (income), net was consistent between the three months ended March 31, 2024 and 2023.

Interest and other income, net. Interest and other income, net was consistent between the three months ended March 31, 2024 and 2023.

Provision for income taxes. Provision for income taxes decreased $0.1 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Six Months Ended March 31, 2024, Compared to the Six Months Ended March 31, 2023

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 19.5%, or $5.6 million, due to a $47.7 million, or 14.5%, increase in GMV driven by increased personal property sales, including improved availability of used vehicles and increased take-rate pricing, and an increase in volume at our real estate category during the first quarter of the current fiscal year. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra. Segment direct profit increased by $5.1 million, or 18.7%, consistent with the increase in revenues. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased by $0.8 million, or 0.9%, due to growth in our sell-in-place consignment solutions and purchase programs, partially offset by a lower value product mix in selected full-service consignment and purchase programs. Segment direct profit decreased by $1.6 million, or 4.8%, and segment direct profit as a percentage of total revenue decreased from 32.8% to 30.9%, due to a lower blended take-rate on our consignment sales from growth in our sell-in-place consignment solutions and the lower value product mix in selected programs.

CAG. Revenue from our CAG reportable segment increased by $1.3 million, or 6.9%, due to a $16.1 million, or 18.7%, increase in GMV driven by consignment sales in our industrial and energy categories. Revenue did not increase at the same rate as GMV due to increases in transactions using partner organizations and in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, Segment direct profit increased by $0.7 million, or 4.2%. Segment direct profit as a percentage of total revenue decreased 2.1%, which may fluctuate due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 19.8%, or $1.3 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 20.4%, or $1.3 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $9.0 million, or 5.9%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $3.6 million, or 5.0%, due to increased purchase transaction volumes at our RSCG and CAG reportable segments during the six months ended March 31, 2024.

Technology and operations expenses. Technology and operations expenses increased $0.3 million, or 0.9%, primarily due to operating costs associated with new, full service consignment solutions.

Sales and marketing expenses. Sales and marketing expenses increased $4.5 million, or 20.0%, due to our market share expansion and client diversification efforts, a $0.9 million non-recurring benefit from a concluded client program during the six months ended March 31, 2023, and a $0.5 million increase in bad debt expense.

General and administrative expenses. General and administrative expenses increased $1.5 million, or 10.5%, due to increases in stock compensation, other variable compensation, and increased legal fees incurred during the six months ended March 31, 2024; see Note 13 - Legal Proceedings and Other Contingencies.

Depreciation and amortization. Depreciation and amortization expense increased $0.5 million, or 9.5%, in connection with our acquisition of Sierra; see Note 3 - Sierra Acquisition.

Other operating expenses (income), net. Other operating expenses (income), net increased $0.4 million, due to costs associated with the acquisition of Sierra; see Note 3 - Sierra Acquisition.

Interest and other income, net. Interest and other income, net increased $0.8 million, due to the effect of rising interest rates on our cash equivalent and short-term investment holdings.

Provision for income taxes. Provision for income taxes decreased $0.4 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Non-GAAP Financial Measures

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA. Non-GAAP EBITDA is a supplemental non-GAAP financial measure and is equal to Net income (loss) plus Interest and other (income) expense, net excluding the non-service components of net periodic pension cost (benefit); Provision (benefit) for income taxes; and Depreciation and amortization. Interest and other (income) expense, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Non-GAAP Adjusted EBITDA differs from Non-GAAP EBITDA because we further adjust Non-GAAP EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023
Net income	$5,709	$4,245	$7,617	$8,211
Interest and other income, net[1]	(771)	(634)	(1,912)	(937)
Provision for income taxes	1,487	1,573	2,369	2,723
Depreciation and amortization	3,195	2,803	6,098	5,567
EBITDA	$9,620	$7,987	$14,172	$15,564
Stock compensation expense	2,343	1,939	4,592	4,020
Acquisition costs and impairment of long-lived and other non-current assets[2]	125	—	577	184
Non-GAAP Adjusted EBITDA	$12,088	$9,926	$19,341	$19,768

1 Interest and other income, net excludes non-services pension and other postretirement expense (benefit).

2 Acquisition costs and impairment of long-lived and other non-current assets, are components of Other operating expenses (income), net on the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of March 31, 2024, we had $108.6 million and $8.4 million in Cash and cash equivalents and Short-term investments, respectively, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the three months ended March 31, 2024 and 2023, were $4.1 million and $2.7 million, respectively. This increase was primarily driven by enhancements to our platforms and marketplaces. As of March 31, 2024, we had no significant outstanding commitments for capital expenditures.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value-added services and the costs to expand our network of warehouses including our lease for warehouse space in Brownsburg, IN as entered into during the six months ended March 31, 2024, but which has not yet commenced. We may seek to enter agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Credit Agreement

The Company maintains a $25.0 million Credit Agreement with Wells Fargo Bank, National Associated (the Credit Agreement). During the year ended September 30, 2023, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2025 (the First Amendment).

During the six months ended March 31, 2024, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2026 (the Second Amendment). No other changes, including with respect to the borrowing terms or capacities, were made to the Credit Agreement as a result of the First Amendment or the Second Amendment.

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the six months ended March 31, 2024, the Company did not make any draws under the Credit Agreement. As of March 31, 2024, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2024, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $11.0 million of undistributed foreign earnings as of March 31, 2024. As of March 31, 2024, and September 30, 2023, $20.5 million and $19.1 million, respectively, of cash and cash equivalents was held outside of the U.S.

Other Uses of Capital Resources

Sierra Acquisition. On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities in the southwestern U.S. See Note 3 - Sierra Acquisition for more information regarding this transaction.

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

The Company repurchased 473,953 shares for $7.9 million, and 542,645 shares for $9.0 million, during the three and six months ended March 31, 2024, respectively. As of March 31, 2024, the Company had $8.0 million of remaining authorization to repurchase shares through December 31, 2025.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Six Months Ended March 31, 2024, Compared to the Six Months Ended March 31, 2023

Net cash provided by operating activities was $26.0 million and $22.3 million for the six months ended March 31, 2024 and 2023, respectively. The $3.7 million increase in cash provided by operating activities between periods was attributable to a $3.9 million increase from working capital accounts, offset by $0.3 million in lower Net income as adjusted for non-cash items.

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

Net cash used in investing activities was $17.6 million and $6.4 million for the six months ended March 31, 2024 and 2023, respectively. The $11.2 million increase in cash used in investing activities was primarily driven by $13.3 million in cash paid, net of cash acquired, for the Sierra acquisition. See Note 3 - Sierra Acquisition for further information. This was partially offset by a $2.0 million increase from the maturity of short-term investments.

Net cash used in financing activities was $10.3 million and $17.3 million for the six months ended March 31, 2024 and 2023, respectively. The $7.0 million decrease in cash used in financing activities was primarily driven by an $8.0 million decrease in share repurchases. This was partially offset by a $0.4 million decrease in the proceeds from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of March 31, 2024, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of March 31, 2024, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

As of March 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2024, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended March 31, 2024.

Period	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
January 1, 2024 to January 31, 2024	259	$16.95	259	$11.5
February 1, 2024 to February 29, 2024	215	$16.24	215	$8.0
March 1, 2024 to March 31, 2024	—		—	$8.0
Total	474		474

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended March 31, 2024, no shares of common stock were surrendered by participants in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

2 On September 8, 2023, the Company’s Board of Directors authorized and announced a new stock repurchase plan of up to $17.0 million of the Company’s common stock through December 31, 2025.

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

As of March 31, 2024, the Company had $8.0 million of remaining authorization to repurchase shares through December 31, 2025.

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

10.1

2024 Amendment to the Liquidity Services, Inc. Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 19, 2024.

10.2	Form of Director Restricted Stock Unit Grant Agreement.

10.3

Second Amendment to Credit Agreement, dated March 27, 2024, by and between Liquidity Services, Inc., and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 27, 2024.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
May 9, 2024	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
May 9, 2024	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)