Form 10-Q
period 2024-06-30
LIQUIDITY SERVICES INC
filed 2024-08-08
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 5, 2024, was 30,532,399.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	June 30, 2024	September 30, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,312	$110,281
Short-term investments	6,486	7,891
Accounts receivable, net of allowance for doubtful accounts of $1,710 and $1,424	8,823	7,848
Inventory, net	13,275	11,116
Prepaid taxes and tax refund receivable	1,650	1,783
Prepaid expenses and other current assets	12,679	7,349
Total current assets	173,225	146,268
Property and equipment, net	17,047	17,156
Operating lease assets	13,289	9,888
Intangible assets, net	14,860	12,457
Goodwill	97,565	89,388
Deferred tax assets	2,733	7,050
Other assets	6,819	6,762
Total assets	$325,538	$288,970
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,877	$39,115
Accrued expenses and other current liabilities	27,803	23,809
Current portion of operating lease liabilities	5,213	4,101
Deferred revenue	4,905	4,701
Payables to sellers	64,453	48,992
Total current liabilities	143,251	120,718
Operating lease liabilities	10,226	6,581
Other long-term liabilities	91	137
Total liabilities	153,568	127,436
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 36,525,606 shares issued and outstanding at June 30, 2024; 36,142,346 shares issued and outstanding at September 30, 2023	36	36
Additional paid-in capital	271,825	265,945
Treasury stock, at cost; 5,997,932 shares at June 30, 2024, and 5,433,045 shares at September 30, 2023	(93,482)	(84,031)
Accumulated other comprehensive loss	(10,067)	(10,457)
Retained earnings (accumulated deficit)	3,658	(9,958)
Total stockholders’ equity	171,970	161,533
Total liabilities and stockholders’ equity	$325,538	$288,970

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Purchase revenues	$53,396	$42,809	$142,726	$128,715
Consignment and other fee revenues	40,217	37,961	$113,665	105,790
Total revenue	93,613	80,770	256,391	234,505
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	44,212	35,201	119,960	107,340
Technology and operations	15,372	13,927	45,136	43,423
Sales and marketing	13,759	13,068	40,934	35,712
General and administrative	8,603	7,454	23,846	21,243
Depreciation and amortization	3,199	2,866	9,297	8,433
Other operating expenses (income), net	573	(1)	1,080	128
Total costs and expenses	85,718	72,515	240,253	216,279
Income from operations	7,895	8,255	16,138	18,226
Interest and other income, net	(807)	(775)	(2,549)	(1,737)
Income before provision for income taxes	8,702	9,030	18,687	19,963
Provision for income taxes	2,702	2,543	5,071	5,265
Net income	$6,000	$6,487	$13,616	$14,698
Basic income per common share	$0.20	$0.21	$0.45	$0.47
Diluted income per common share	$0.19	$0.21	$0.43	$0.46
Basic weighted average shares outstanding	30,388,675	30,605,963	30,497,820	31,243,979
Diluted weighted average shares outstanding	31,464,461	31,513,488	31,617,578	32,193,239

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,000	$6,487	$13,616	$14,698
Other comprehensive (loss) income:
Foreign currency translation	$(110)	645	$391	2,161
Other comprehensive (loss) income, net of taxes	(110)	645	391	2,161
Comprehensive income	$5,890	$7,132	$14,007	$16,859

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2023	36,142,345	$36	$265,945	(5,433,045)	$(84,031)	$(10,458)	$(9,958)	$161,533
Net Income	—	—	—	—	—	—	1,907	1,907
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	59,471	—	127	—	—	—	—	127
Taxes paid associated with net settlement of stock compensation awards	(12,058)	—	(224)	—	—	—	—	(224)
Common stock repurchase	—	—	—	(68,692)	(1,171)	—	—	(1,171)
Stock compensation expense	—	—	2,249	—	—	—	—	2,249
Foreign currency translation	—	—	—	—	—	958	—	958
Balance at December 31, 2023	36,189,758	$36	$268,096	(5,501,737)	$(85,202)	$(9,500)	$(8,051)	$165,379
Net income	—	—	—	—	—	—	5,709	5,709
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	353,069	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(66,464)	—	(1,142)	—	—	—	—	(1,142)
Common stock repurchase	—	—	—	(473,953)	(7,907)	—	—	(7,907)
Shares swapped to exercise stock options	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	2,343	—	—	—	—	2,343
Foreign currency translation	—	—	—	—	—	(457)	—	(457)
Balance at March 31, 2024	36,476,363	$36	$269,297	(5,975,690)	$(93,109)	$(9,957)	$(2,342)	$163,925
Net income	—	—	—	—	—	—	6,000	6,000
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	53,921	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(4,678)	—	(89)	—	—	—	—	(89)
Common stock repurchased	—	—	—	(22,242)	(373)	—	—	(373)
Stock compensation expense	—	—	2,617	—	—	—	—	2,617
Foreign currency translation	—	—	—	—	—	(110)	—	(110)
Balance at June 30, 2024	36,525,606	$36	$271,825	(5,997,932)	$(93,482)	$(10,067)	$3,658	$171,970

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended June 30,
	2024	2023
Operating activities
Net income	$13,616	$14,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,297	8,433
Stock compensation expense	7,208	6,023
Inventory adjustment to net realizable value	163	859
Provision for doubtful accounts	733	519
Deferred tax expense	4,318	4,556
Gain on disposal of property and equipment	(30)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(1,599)	5,209
Inventory	(2,286)	(1,636)
Prepaid taxes and tax refund receivable	134	(135)
Prepaid expenses and other assets	(5,521)	(2,117)
Operating lease assets and liabilities	1,353	(207)
Accounts payable	1,549	2,496
Accrued expenses and other current liabilities	3,795	(2,762)
Deferred revenue	204	261
Payables to sellers	15,281	(3,653)
Other liabilities	—	(128)
Net cash provided by operating activities	48,215	32,356
Investing activities
Cash paid for business acquisitions, net of cash acquired	(13,265)	—
Purchases of property and equipment, including capitalized software	(6,065)	(3,905)
Purchase of short-term investments	(2,264)	(5,603)
Maturities of short-term investments	3,888	—
Other investing activities, net	60	58
Net cash used in investing activities	(17,646)	(9,450)
Financing activities
Common stock repurchases	(9,426)	(21,198)
Taxes paid associated with net settlement of stock compensation awards	(1,455)	(1,060)
Payments of the principal portion of finance lease liabilities	(72)	(75)
Proceeds from exercise of stock options, net of tax	128	496
Net cash used in financing activities	(10,825)	(21,837)
Effect of exchange rate differences on cash and cash equivalents	287	956
Net decrease in cash and cash equivalents	20,031	2,025
Cash and cash equivalents at beginning of period	110,281	96,122
Cash and cash equivalents at end of period	$130,312	$98,147
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$810	$975
Non-cash: Common stock surrendered in the exercise of stock options	—	191

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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In management's opinion, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending September 30, 2024, or for any future period.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and nine months ended June 30, 2024, these estimates required the Company to make assumptions about the impact of ongoing international armed and geopolitical conflicts, and other disruptions to macroeconomic conditions and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.0 million as of June 30, 2024, and $0.9 million as of September 30, 2023, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.9 million as of June 30, 2024, and $4.7 million as of September 30, 2023, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2023 contract liability balance, $4.3 million was earned as other fee revenue during the nine months ended June 30, 2024.

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of June 30, 2024, the Machinio segment had a remaining performance obligation of $4.9 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $2.3 million as of June 30, 2024, and $2.2 million as of September 30, 2023, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.3 million during the three months ended June 30, 2024 and 2023, respectively, and $1.1 million and $0.9 million during the nine months ended June 30, 2024, and 2023, respectively.

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

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $8.6 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in the line-item Inventory on the Condensed Consolidated Balance Sheets as of June 30, 2024, and September 30, 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

3.
Sierra Acquisition

On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. Total preliminary purchase consideration was approximately $13.8 million paid in cash. As of June 30, 2024, the Company's purchase price allocation related to this acquisition is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date.

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

Sierra's financial results are reported within the GovDeals reportable segment. Revenue, net income (loss), and pro forma information related to the Sierra acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three and nine months ended June 30, 2024.

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

The computation of Basic and Diluted net income per share is as follows:

	Three months ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$6,000	$6,487	$13,616	$14,698
Denominator:
Basic weighted average shares outstanding	30,388,675	30,605,963	30,497,820	31,243,979
Dilutive impact of stock options, RSUs and RSAs	1,075,786	907,525	1,119,758	949,260
Diluted weighted average shares outstanding	31,464,461	31,513,488	31,617,578	32,193,239
Basic income per common share	$0.20	$0.21	$0.45	$0.47
Diluted income per common share	$0.19	$0.21	$0.43	$0.46
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	1,676,121	1,813,106	1,696,121	1,834,550

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

5.
Leases

The Company has operating leases for its corporate offices, warehouses, vehicles, and equipment. During the nine months ended June 30, 2024, the Company entered into a lease for warehouse space in Brownsburg, IN, in order to continue serving our RSCG buyers and sellers following the expiration of our Plainfield, IN lease.

The operating leases have remaining terms of up to 4.9 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Finance lease – lease asset amortization	$18	$20	$56	$59
Finance lease – interest on lease liabilities	4	4	9	12
Operating lease cost	1,418	1,327	4,046	4,011
Short-term lease cost	90	78	214	348
Variable lease cost (1)	282	199	889	948
Sublease income	(3)	(27)	(18)	(78)
Total net lease cost	$1,809	$1,601	$5,196	$5,300

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	June 30, 2024
	Operating Leases	Finance Leases
Remainder of 2024	$1,422	$21
2025	5,869	68
2026	4,202	65
2027	2,404	12
2028	2,050	—
Thereafter	1,196	—
Total lease payments (1)	$17,143	$166
Less: imputed interest (2)	(1,705)	(10)
Total lease liabilities	$15,439	$156

(1)
The weighted average remaining lease term is 3.5 years for operating leases and 2.4 years for finance leases.
(2)
The weighted average discount rate is 6.1 % for operating leases and 5.6 % for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Nine Months Ended June 30,
	2024	2023
Cash paid for amounts included in operating lease liabilities	$3,437	$3,598
Cash paid for amounts included in finance lease liabilities	$79	$75
Non-cash: lease liabilities arising from new operating lease assets obtained	$5,691	$—
Non-cash: lease liabilities arising from new finance lease assets obtained	$—	$—
Non-cash: adjustments to lease assets and liabilities(1)	$360	$408

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

Lease liabilities increased during the nine months ended June 30, 2024, due to the commencement of a lease for new warehouse space in Brownsburg, IN during the period, as well as new leases relating to the Sierra acquisition. See Note 3 - Sierra Acquisition for further information.

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

(in thousands)	GovDeals	CAG	Machinio	Total
September 30, 2022	$53,814	$20,538	$14,558	$88,910
Translation adjustments	—	478	—	478
September 30, 2023	53,814	21,016	14,558	89,388
Sierra acquisition (see Note 3)	7,977	—	—	7,977
Translation adjustments	—	200	—	200
June 30, 2024	$61,791	$21,216	$14,558	$97,565

The increase in the goodwill balance of approximately $8.0 million at the GovDeals reportable segment and reporting unit during the nine months ended June 30, 2024, is due to the Sierra acquisition. See Note 3 - Sierra Acquisition for further information.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and nine months ended June 30, 2024.

7.
Intangible Assets

Intangible assets consist of the following:

		June 30, 2024			September 30, 2023
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	$22,100	$(8,158)	$13,942	$17,000	$(6,043)	$10,957
Technology	3 - 5	4,900	(4,656)	244	4,900	(4,105)	795
Trade names	3 - 7	2,200	(1,691)	509	1,900	(1,381)	519
Other intangibles	10	890	(725)	165	875	(689)	186
Total intangible assets, net		$30,090	$(15,230)	$14,860	$24,675	$(12,218)	$12,457

The Company has reclassified certain assets within the footnote for presentation purposes only, as well as renamed certain accounts. No changes have been made to the assets' respective underlying recorded amounts or useful lives, and there has been no effect on the current nor prior year financial results. What was previously classified as “Contract intangibles” is now “Customer and supplier relationships”. The Company has reclassified Brand intangibles from “Technology” and is now included within the “Trade names” intangible asset type. Previously reported “Patents and trademarks” have been separated such that “Other intangibles” are now comprised of patents and related assets. The gross carrying amount of total intangible assets increased by $5.4 million during the nine months ended June 30, 2024, due to the Sierra acquisition. The acquired supplier relationships and trade name assets are included in the above line items of Customer and supplier relationships and Trade names, respectively. See Note 3 - Sierra Acquisition for further information.

Future expected amortization of intangible assets as of June 30, 2024, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2024	$954
2025	2,965
2026	2,720
2027	2,637
2028 and thereafter	5,584
Total	$14,860

Intangible asset amortization expense was $1.1 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and 3.0 million and $2.9 million for the nine months ended June 30, 2024 and 2023, respectively.

The Company did not record impairment charges on any intangible assets during the three and nine months ended June 30, 2024. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and nine months ended June 30, 2024.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first nine months of fiscal year 2024 and its corresponding effective tax rate is 27.1% compared to 26.4% for the first nine months of fiscal year 2023. The change in the effective tax rate for the nine months ended June 30, 2024, as compared to the same period in the prior year, was primarily due to state and foreign taxes, and the utilization of net operating losses. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

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

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the nine months ended June 30, 2024, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of June 30, 2024, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2020 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2020 may be adjusted upon examination by tax authorities if they are utilized.

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2024, the Company complied with the terms and conditions of the Credit Agreement.

During the year ended September 30, 2023, the Company did not make any draws under the Credit Agreement. As of June 30, 2024, the Company had no outstanding borrowings under the Credit Agreement.

During the three and nine months ended June 30, 2024, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net income	—	—	—	—	—	—	3,967	3,967
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	190,119	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(14,536)	—	(244)	—	—	—	—	(244)
Common stock repurchased	—	—	—	(531,819)	(7,199)	—	—	(7,199)
Stock compensation expense	—	—	2,126	—	—	—	—	2,126
Foreign currency translation and other	—	—	—	—	—	1,273	—	1,273
Balance at December 31, 2022	35,899,640	$36	$260,653	(4,345,018)	$(69,754)	$(9,012)	$(26,970)	$154,953
Net income	—	—	—	—	—	—	4,245	4,245
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	184,791	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(34,713)	—	(492)	—	—	—	—	(492)
Common stock repurchased	—	—	—	(749,903)	(9,814)	—	—	(9,814)
Common stock surrendered in the exercise of stock options	—	—	18	(1,420)	(18)	—	—	—
Stock compensation expense	—	—	1,939	—	—	—	—	1,939
Foreign currency translation	—	—	—	—	—	243	—	243
Balance at March 31, 2023	36,049,718	$36	$262,118	(5,096,341)	$(79,586)	$(8,769)	$(22,725)	$151,074
Net income	—	—	—	—	—	—	6,487	6,487
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	87,515	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(21,671)	—	(324)	—	—	—	—	(324)
Common stock repurchased	—	—	—	(325,410)	(4,268)	—	—	(4,268)
Shares swapped to exercise stock options	—	—	173	(10,795)	(173)			—
Stock compensation expense	—	—	2,195	—	—	—	—	2,195
Foreign currency translation	—	—	—	—	—	645	—	645
Balance at June 30, 2023	36,115,562	$36	$264,162	(5,432,546)	$(84,027)	$(8,124)	$(16,238)	$155,809

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, as amended (LTIP), and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. The Machinio plan expired according to its terms on April 17, 2024. During the nine months ended June 30, 2024, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock from 20,300,000 to 22,800,000, reserved for issuance for exercises of stock options and vesting of RSUs under these plans. Vesting of RSUs count as 1.5x shares against the plan reserves. As of June 30, 2024, 2,422,677 shares of common stock remained available for use under the LTIP.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Equity-classified awards:
Stock options	$550	$524	$1,574	$1,524
RSUs & RSAs	2,067	1,671	5,634	4,737
Total Equity-classified award	2,617	2,195	7,208	6,261
Liability-classified awards:
SARs	—	—	—	(45)
Total stock compensation expense:	$2,617	$2,195	$7,208	$6,216

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Stock-compensation expense by function
Technology and operations	$405	$356	$1,085	$948
Sales and marketing	692	612	1,967	1,780
General and administrative	1,520	1,227	4,156	3,488
Total stock compensation expense:	$2,617	$2,195	$7,208	$6,216

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Nine Months Ended June 30, 2024
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

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the nine months ended June 30, 2024, were as follows:

Nine Months Ended
June 30, 2024
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

The Company repurchased 22,242 shares for $0.4 million, and 564,887 shares for $9.4 million, during the three and nine months ended June 30, 2024, respectively. As of June 30, 2024, the Company had $7.6 million of remaining authorization to repurchase shares through December 31, 2025.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. Any shares surrendered to the Company in this manner are not available for future grant.

During the nine months ended June 30, 2024 and 2023, participants surrendered 0 and 12,215 shares of common stock, respectively, in connection with the exercise of stock options.

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

Cash and cash equivalents. The Company had $58.0 million and $51.4 million of money market funds considered cash equivalents at June 30, 2024, and September 30, 2023, respectively. These assets were measured at fair value as of June 30, 2024, and September 30, 2023, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Short-term investments. The Company had $6.5 million and $7.9 million of guaranteed investment certificates considered investments at June 30, 2024, and September 30, 2023, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of June 30, 2024, and September 30, 2023, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

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

As of June 30, 2024 and September 30, 2023, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was $0.1 million and immaterial during the three months ended June 30, 2024 and 2023, respectively, and $0.3 million and immaterial during the nine months ended June 30, 2024 and 2023, respectively.

13.
Legal Proceedings and Other Contingencies

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

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of gender, race, and age. The Company’s employment practices liability insurance carrier, CNA, accepted tender of these claims. In December 2022, the District Court dismissed plaintiff’s age discrimination claim but the court allowed the race and gender claims to go to trial. Trial on the race and gender claims began late October 2023. The jury was unable to reach a unanimous verdict on either claim, and accordingly, the judge declared a mistrial in November 2023. On August 1, 2024, plaintiff and the Company entered into a settlement agreement under which the Company will pay to plaintiff $3.5 million in exchange for a full release and dismissal with prejudice of plaintiff’s claims, which is included in the line-item Accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. LSI entered into the Agreement as a negotiated compromise and settlement of litigation, and not in any way as an admission of liability or fault by the Company. CNA funded $3.0 million of the settlement pursuant to the terms of the Company’s insurance policy and this is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets. As a result of the settlement agreement, the Company recorded a $0.5 million litigation settlement expense net of insurance recovery, which is included in General and administrative expenses on the Condensed Consolidated Statements of Operations.

On December 28, 2022, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a complaint (the “Original Complaint”) in the District Court, alleging wrongful termination on the basis of race and age and that the Company retaliated against him. On April 26, 2023, the Former CMO filed an amended complaint with the District Court, alleging the same claims made in the Original Complaint. The Company's motion to dismiss certain of the Former CMO's claims was denied on March 27, 2024. The parties are entering the discovery phase of the case, which is currently scheduled to be completed by September 9, 2024 . The Company is asserting substantial defenses and cannot estimate a range of potential liability, if any, at this time. CNA has accepted tender of these claims as well.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The following table sets forth certain financial information for the Company's reportable segments:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
GovDeals:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	22,109	17,270	56,384	45,956
Total revenue	22,109	17,270	56,384	45,956
Segment direct profit	$20,716	$16,389	$52,982	$43,572

RSCG:
Purchase revenue	$51,713	$41,439	$134,971	$121,651
Consignment and other fee revenues	7,051	9,532	24,328	29,006
Total revenue	58,764	50,971	159,299	150,657
Segment direct profit	$17,365	$17,876	$48,478	$50,562

CAG:
Purchase revenue	$1,683	$1,370	$7,755	$7,064
Consignment and other fee revenues	6,967	7,615	21,009	20,731
Total revenue	8,650	8,985	28,764	27,795
Segment direct profit	$7,430	$7,938	$23,611	$23,466

Machinio:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	4,106	3,559	11,994	10,144
Total revenue	4,106	3,559	11,994	10,144
Segment direct profit	$3,906	$3,381	$11,409	$9,611

Corporate, including elimination adjustments:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	(16)	(16)	(49)	(47)
Total revenue	(16)	(16)	(49)	(47)
Segment direct profit	$(16)	$(16)	$(49)	$(47)

Consolidated:
Purchase revenue	$53,396	$42,809	$142,726	$128,715
Consignment and other fee revenues	40,217	37,961	113,665	105,790
Total revenue	93,613	80,770	256,391	234,505
Total Segment direct profit	$49,401	$45,568	$136,431	$127,165

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Reconciliation:
Total segment direct profit	$49,401	$45,568	$136,431	$127,165
Other costs and expenses from operations (1)	$40,933	37,315	119,213	108,811
Interest and other income, net	$(233)	(777)	(1,469)	(1,609)
Income before provision for income taxes	$8,702	$9,030	$18,687	$19,963

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended June 30, 2024 and 2023, was 9.1% and 8.8%, respectively. The percent of our revenues that came from transactions conducted outside of the United States for the nine months ended June 30, 2024 and 2023, was 11.6% and 10.4%, respectively.

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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the recent conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the three and nine months ended June 30, 2024 and 2023, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of June 30, 2024, we had 5.4 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended June 30, 2024, the approximate number of registered buyers increased from 5.1 million to 5.4 million, or approximately 7%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 86.5% and 86.0% of our consolidated GMV for the three and nine months ended June 30, 2024, respectively, and 87.5% and 85.5% of our consolidated GMV for the three and nine months ended June 30, 2023, respectively. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 35.9% and 36.5% of our total revenues for the three and nine months ended June 30, 2024, respectively, and 39.1% and 37.6% of our total revenues for the three and nine months ended June 30, 2023, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 13.5% and 14.0% of our consolidated GMV for the three and nine months ended June 30, 2024, respectively, and 12.5% and 14.5% of our consolidated GMV for the three and nine months ended June 30, 2023, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 57.0% and 55.7% of our total revenues for the three and nine months ended June 30, 2024, respectively, and 53.0% and 54.9% of our total revenues for the three and nine months ended June 30, 2023, respectively.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $8.6 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Condensed Consolidated Inventory balances as of June 30, 2024, and September 30, 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Other fee revenues accounted for 7.1% and 7.8% of our total revenues for three and nine months ended June 30, 2024, respectively, and 7.9% and 7.5% of our total revenues for the three and nine months ended June 30, 2023, respectively.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three and nine months ended June 30, 2024, was $380.4 million and $1.01 billion, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2024, and 2023, we had 5.4 million and 5.1 million registered buyers, respectively. None of our buyers represented more than 10% of our revenue during the three months ended June 30, 2024.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2024 and 2023, 1,016,000 and 924,000 participants participated in auctions on our marketplaces, respectively. During the nine months ended June 30, 2024 and 2023, approximately 3,003,000 and 2,465,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2024 and 2023, we completed 263,000 and 252,000 transactions, respectively. During the nine months ended June 30, 2024 and 2023, we completed 802,000 and 675,000 transactions, respectively.

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

Income taxes. Income taxes include current and deferred income tax expense for the U.S. federal, state, and foreign jurisdictions. For interim income tax reporting, we estimate our annual effective tax rate and apply this effective tax rate to our year-to-date pre-tax income. Our effective income tax rate after discrete items was 27.1% for the nine months ended June 30, 2024. The effective tax rate differed from the statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

Results of Operations

The following table sets forth, for the periods indicated, our operating results:

	Three Months Ended June 30,		Change		Nine Months Ended June 30,		Change
(in thousands)	2024	2023	$	%	2024	2023	$	%
Purchase revenues	$53,396	$42,809	$10,587	24.7%	$142,726	$128,715	$14,011	10.9%
Consignment and other fee revenues	40,217	37,961	2,256	5.9%	113,665	105,790	7,875	7.4%
Total revenue	93,613	80,770	12,843	15.9%	256,391	234,505	21,886	9.3%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	44,212	35,201	9,011	25.6%	119,960	107,340	12,620	11.8%
Technology and operations	15,372	13,927	1,445	10.4%	45,136	43,423	1,713	3.9%
Sales and marketing	13,759	13,068	691	5.3%	40,934	35,712	5,222	14.6%
General and administrative	8,603	7,454	1,149	15.4%	23,846	21,243	2,603	12.3%
Depreciation and amortization	3,199	2,866	333	11.6%	9,297	8,433	864	10.2%
Other operating expenses (income), net	573	(1)	574	NM	1,080	128	952	743.9%
Total costs and expenses	85,718	72,515	13,203	18.2%	240,253	216,279	23,974	11.1%
Income from operations	7,895	8,255	(360)	(4.4)%	16,138	18,226	(2,088)	(11.5)%
Interest and other income, net	(807)	(775)	(32)	4.1%	(2,549)	(1,737)	(812)	46.8%
Income before provision for income taxes	8,702	9,030	(328)	(3.6)%	18,687	19,963	(1,276)	(6.4)%
Provision for income taxes	2,702	2,543	159	6.3%	5,071	5,265	(194)	(3.7)%
Net income	$6,000	$6,487	$(487)	(7.5)%	$13,616	$14,698	$(1,082)	(7.4)%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands	2024	2023	2024	2023
GovDeals:
GMV	$249,652	$213,052	$626,285	$542,025
Total revenue	$22,109	$17,270	$56,384	$45,956
Segment direct profit	$20,716	$16,389	$52,982	$43,572
Segment direct profit as a percentage of total revenue	93.7%	94.9%	94.0%	94.8%
RSCG:
GMV	$78,950	$72,677	$225,145	$210,913
Total revenue	$58,764	$50,971	$159,299	$150,657
Segment direct profit	$17,365	$17,876	$48,478	$50,562
Segment direct profit as a percentage of total revenue	29.5%	35.1%	30.4%	33.6%
CAG:
GMV	$51,838	$48,229	$154,245	$134,518
Total revenue	$8,650	$8,985	$28,764	$27,795
Segment direct profit	$7,430	$7,938	$23,611	$23,466
Segment direct profit as a percentage of total revenue	85.9%	88.3%	82.1%	84.4%
Machinio:
GMV	—	—	—	—
Total revenue	$4,106	$3,559	$11,994	$10,144
Segment direct profit	$3,906	$3,381	$11,409	$9,611
Segment direct profit as a percentage of total revenue	95.1%	95.0%	95.1%	94.7%
Consolidated:
GMV	$380,439	$333,958	$1,005,675	$887,456
Total revenue	$93,613	$80,770	$256,391	$234,505

Three Months Ended June 30, 2024, Compared to the Three Months Ended June 30, 2023

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 28.0%, or $4.8 million, due to a $36.6 million, or 17.2%, increase in GMV driven by increased personal property sales, particularly in the vehicle and heavy equipment categories, and continued growth in our seller base. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra. Segment direct profit increased by $4.3 million, or 26.4%, consistent with the increase in revenues. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased by $7.8 million, or 15.3%, due to a $6.3 million, or 8.6%, increase in GMV due to increased volumes in our purchase programs, partially offset by a lower value product mix in selected programs. Segment direct profit decreased by $0.5 million, or 2.9%, and segment direct profit as a percentage of total revenue decreased from 35.1% to 29.5%, due to an increase in the mix of purchase transactions and a lower blended take-rate on our consignment sales. The increased volumes in our purchase programs were associated with lower-touch product flows and did not have a material impact on RSCG's operating expenses.

CAG. Revenue from our CAG reportable segment decreased by $0.3 million, or 3.7%, while GMV increased by $3.6 million, or 7.5%, driven by consignment sales in our industrial and heavy equipment category, partially offset by project delays in our energy category. Revenue decreased despite the increase in GMV due to an increase in sales conducted with partners. There are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, which drove a decrease of 2.4% in Segment direct profit as a percentage of total revenue. As a result of the decreases in revenues, Segment direct profit decreased by $0.5 million, or 6.4%. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 15.4%, or $0.5 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 15.5%, or $0.5 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $12.8 million, or 15.9%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $9.0 million, or 25.6%, due to increased purchase transaction volumes at our RSCG reportable segment during the three months ended June 30, 2024.

Technology and operations expenses. Technology and operations expenses increased $1.4 million, or 10.4%, primarily in support of the increased transactions volumes across our reportable segments, including operating costs associated with expanded full-service consignment solutions in our GovDeals segment through our acquisition of Sierra.

Sales and marketing expenses. Sales and marketing expenses increased $0.7 million, or 5.3%, due to our market share expansion and client diversification efforts.

General and administrative expenses. General and administrative expenses increased $1.1 million, or 15.4%, due to a $0.4 million increase in stock compensation, and $0.5 million in litigation settlement expense incurred during the three months ended June 30, 2024; see Note 13 - Legal Proceedings and Other Contingencies for further information.

Depreciation and amortization. Depreciation and amortization expense increased $0.3 million, or 11.6%, in connection with our acquisition of Sierra; see Note 3 - Sierra Acquisition.

Other operating expenses (income), net. Other operating expenses (income), net increased $0.6 million, relating to legal, accounting and other professional fees incurred in connection with potential strategic acquisitions.

Provision for income taxes. Provision for income taxes increased $0.2 million due to the impact of foreign, state, and local taxes and permanent tax adjustments.

Nine Months Ended June 30, 2024, Compared to the Nine Months Ended June 30, 2023

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 22.7%, or $10.4 million, due to a $84.3 million, or 15.6%, increase in GMV driven by increased personal property sales, particularly in the vehicle and heavy equipment categories, and continued growth in our seller base. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra. Segment direct profit increased by $9.4 million, or 21.6%, consistent with the increase in revenues. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

RSCG. Revenue from our RSCG reportable segment increased by $8.6 million, or 5.7%, due to a $14.2 million, or 6.7%, increase in GMV due to increased volumes in our purchase programs and sell-in place consignment solutions, partially offset by a lower value product mix in selected programs. Segment direct profit decreased by $2.1 million, or 4.1%, and segment direct profit as a percentage of total revenue decreased from 33.6% to 30.4%, due to an increase in the mix of purchase transactions and a lower blended take-rate on our consignment sales from growth in our sell-in-place consignment solutions and the lower value product mix in selected programs. The increased volumes in our purchase programs were associated with lower-touch product flows and did not have a material impact on RSCG's operating expenses.

CAG. Revenue from our CAG reportable segment increased by $1.0 million, or 3.5%, due to a $19.7 million, or 14.7%, increase in GMV driven by consignment sales in our industrial, energy, and heavy equipment categories. Revenue did not increase at the same rate as GMV due to increases in transactions conducted with partners and in the mix of transactions conducted under the consignment model. As a result of the increase in revenues, Segment direct profit increased by $0.1 million, or 0.6%. Segment direct profit as a percentage of total revenue decreased 2.3%, which may fluctuate due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 18.2%, or $1.9 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 18.7%, or $1.8 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues - Total consolidated revenue increased $21.9 million, or 9.3%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $12.6 million, or 11.8%, due to increased purchase transaction volumes at our RSCG reportable segment.

Technology and operations expenses. Technology and operations expenses increased $1.7 million, or 3.9%, primarily in support of the increased transactions volumes across our reportable segments, including operating costs associated with expanded full-service consignment solutions in our GovDeals segment through our acquisition of Sierra.

Sales and marketing expenses. Sales and marketing expenses increased $5.2 million, or 14.6%, due to our market share expansion and client diversification efforts. The nine months ended June 30, 2023 included a $0.9 million non-recurring benefit from a concluded client program.

General and administrative expenses. General and administrative expenses increased $2.6 million, or 12.3%, due to a $0.7 million increase in stock compensation, $0.5 million in litigation settlement expense incurred during the three months ended June 30, 2024 (see Note 13 - Legal Proceedings and Other Contingencies for further information), increases in variable compensation, and other costs in support of our growth.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 10.2%, in connection with our acquisition of Sierra; see Note 3 - Sierra Acquisition.

Other operating expenses (income), net. Other operating expenses (income), net increased $1.0 million, relating to legal, accounting and other professional fees incurred in connection with Sierra and other potential strategic acquisitions.

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
•
We believe adjusting for litigation settlement expenses that are not expected to reoccur is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.
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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023
Net income	$6,000	$6,487	$13,616	$14,698
Interest and other income, net[1]	(891)	(761)	(2,803)	(1,698)
Provision for income taxes	2,702	2,543	5,071	5,265
Depreciation and amortization	3,199	2,866	9,297	8,433
EBITDA	$11,010	$11,135	$25,181	$26,698
Stock compensation expense	2,617	2,195	7,208	6,216
Acquisition-related costs and litigation settlement expense[2]	1,080	—	1,657	183
Non-GAAP Adjusted EBITDA	$14,707	$13,330	$34,046	$33,097

1 Interest and other income, net excludes non-services pension and other postretirement expense (benefit).

2 Acquisition-related costs are included in Other operating expenses (income), net on the Condensed Consolidated Statement of Operations. Litigation settlement expense reflects significant legal settlements not expected to reoccur and are included in General and administrative expenses on the Condensed Consolidated Statement of Operations. For further information see Note 13 - Legal Proceedings and Other Contingencies, for details about the litigation settlement that occurred during the three months ended June 30, 2024.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of June 30, 2024, we had $130.3 million in Cash and cash equivalents and $6.5 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the nine months ended June 30, 2024 and 2023, were $6.1 million and $3.9 million, respectively. This increase was primarily driven by enhancements to our platforms and marketplaces. As of June 30, 2024, we had no significant outstanding commitments for capital expenditures.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value-added services and the costs to expand our network of warehouses including our new lease for warehouse space in Brownsburg, IN which commenced during the nine months ended June 30, 2024. We may seek to enter agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the nine months ended June 30, 2024, the Company did not make any draws under the Credit Agreement. As of June 30, 2024, the Company had no outstanding indebtedness under the Credit Agreement and our borrowing availability was $25.0 million.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2024, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $10.9 million of undistributed foreign earnings as of June 30, 2024. As of June 30, 2024, and September 30, 2023, $25.6 million and $19.1 million, respectively, of cash and cash equivalents was held outside of the U.S.

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

The Company repurchased 22,242 shares for $0.4 million, and 564,887 shares for $9.4 million, during the three and nine months ended June 30, 2024, respectively. As of June 30, 2024, the Company had $7.6 million of remaining authorization to repurchase shares through December 31, 2025.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Nine Months Ended June 30, 2024, Compared to the Nine Months Ended June 30, 2023

Net cash provided by operating activities was $48.2 million and $32.4 million for the nine months ended June 30, 2024 and 2023, respectively. The $15.8 million increase in cash provided by operating activities between periods was primarily attributable to a $18.9 million increase in cash inflows associated with our Payables to sellers due to the receipt of buyer payments for certain, larger consignment asset sales near the end of the quarter. The settlements to the sellers for these sales will occur in the fiscal fourth quarter. As described in Note 13 - Legal Proceedings and Other Contingencies for further information, our Accrued expenses and other liabilities increased $3.5 million due to settlement agreement related to a former employee matter, and our Prepaid expenses and other current assets increased $3.0 million due to the expected recovery from our insurance carrier. These amounts are expected to be paid and received, respectively, in the fourth fiscal quarter of 2024.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers are expected to become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. While there have been no other significant changes to the working capital requirements for the Company, we are expecting to begin increasing our payments for US federal income taxes in the coming fiscal quarters as our remaining net operating loss carryforwards are used.

Net cash used in investing activities was $17.6 million and $9.5 million for the nine months ended June 30, 2024 and 2023, respectively. The $8.2 million increase in cash used in investing activities was primarily driven by $13.3 million in cash paid, net of cash acquired, for the Sierra acquisition; see Note 3 - Sierra Acquisition for further information. This was partially offset by a $3.9 million increase from the maturation of short-term investments.

Net cash used in financing activities was $10.8 million and $21.8 million for the nine months ended June 30, 2024 and 2023, respectively. The $11.0 million decrease in cash used in financing activities was primarily driven by an $11.8 million decrease in share repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of June 30, 2024, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of June 30, 2024, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

As of June 30, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2024, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended June 30, 2024.

Period	Total Number of Shares Purchased(1) (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
April 1, 2024 to April 30, 2024	22	$17.02	22	$7.6
May 1, 2024 to May 31, 2024	—		—	$7.6
June 1, 2024 to June 30, 2024	—		—	$7.6
Total	22		22

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended June 30, 2024, no shares of common stock were surrendered by participants in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

As of June 30, 2024, the Company had $7.6 million of remaining authorization to repurchase shares through December 31, 2025.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
August 8, 2024	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
August 8, 2024	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)