Form 10-K
period 2024-09-30
LIQUIDITY SERVICES INC
filed 2024-12-12
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

Aggregate market value of the Common Stock held by non-affiliates computed by reference to the Nasdaq closing price on March 31, 2024, the last business day of the most recently completed second fiscal quarter, was $417.8 million.

The number of shares of Common Stock outstanding as of December 9, 2024 was 30,741,216.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2025 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

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

Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our online marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in greater numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders. During the past three fiscal years, we have conducted over 2.9 million online transactions generating $3.7 billion in gross merchandise volume or GMV. GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time.

During the year ended September 30, 2024, the number of registered buyers grew from 5.1 million to 5.5 million, or 7%. We generated GMV of $1.4 billion and revenue of $363.3 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges during the year ended September 30, 2024. Over the prior 5 years, our GMV has grown at a compound annual growth rate of 16.4%.

Liquidity Services was incorporated in Delaware in November 1999 as Liquidation.com, Inc. and commenced operations in early 2000.

On January 1, 2024, the Company acquired Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. See Note 4 – Sierra Acquisition for more information regarding this transaction.

On November 1, 2021, our GovDeals segment acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets is a leading online marketplace focused on conducting foreclosed real estate auctions. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.

Reportable Segments

The Company has four operating and reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Further information and operating results of our reportable segments can be found in Note 17 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Bid4Assets Acquisition and Note 4 - Sierra Acquisition, respectively.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and direct-to-consumer sales on its AllSurplus Deals and Secondipity marketplaces and other third-party sales channels.

•
CAG. The CAG reportable segment enables commercial businesses to sell surplus assets on our AllSurplus marketplace. The core verticals in which CAG operates include industrial manufacturing, oil and gas, heavy equipment, biopharma, and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG benefits from a global base of buyers and sellers enabling the sale and redeployment of assets wherever they’re most likely to generate the best value and highest use across the world. This segment primarily uses the AllSurplus and GovDeals marketplaces.
•
Machinio. The Machinio reportable segment operates a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of software tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

Industry Overview

While a well-established forward supply chain exists for the procurement of assets, many manufacturers, retailers, corporations and government agencies have recognized the growing need for strategic reverse supply chain solutions. For example, according to Allied Market Research (Reverse Logistics Market Size, Share, Competitive Landscape and Trend Analysis Report, by Return Type, by End User : Global Opportunity Analysis and Industry Forecast, 2023-2032 (April 2024)), the global reverse logistics market is expected to reach $948 billion by 2032, growing at a compound annual growth rate of 4.3% from 2023 to 2032.

The retail industry, as per an Appriss Retail and National Retail Federation Q4 2022 returns survey (2023 Consumer Returns in the Retail Industry), estimates that approximately $743 billion of merchandise is returned on an annual basis, representing over 14% of total sales. Liquidity Services estimates that at least $100 billion of these returns are moved through secondary markets, with the remaining volume returning to retailer shelves or being sold through discount retailers.

Assets handled by reverse supply chain solutions generally consist of retail consumer returns, overstock products and idle goods or capital assets from both commercial and government sectors. The supply of surplus and idle assets in the reverse supply chain results from several factors, including:

•
Increasing focus by commercial and government agencies to seek green solutions for surplus assets. Many organizations appreciate the growing need to be environmentally friendly by improving their management of end-of-life or surplus goods, including the need to repurpose or efficiently redistribute surplus and capital assets to minimize waste and maximize value for themselves and the communities they serve.
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
•
Growth of e-commerce. According to Digital Commerce 360 (US Ecommerce Sales Hit New Highs in Q2 2024), over 20% of all retail purchases come from online orders. Moreover, Q4 2023 saw the highest quarter of U.S. e-commerce sales ever, while more recently, Q2 2024 marked the third highest quarter of U.S. e-commerce sales ever. These sales are expected to continue growing and by 2027 the e-commerce market is expected to total over $7.9 trillion (US retail ecommerce sales will see increasing growth through 2027).
•
Product innovation. Continuous innovation in technology products, such as computer and office equipment, consumer electronics, and personal communication and entertainment devices, results in a continuous flow of surplus assets. Innovation also results in manufacturing equipment and tooling being upgraded and replaced, which generates a separate flow of surplus capital assets.
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

•
Changing budgetary trends in commercial and governmental entities. As commercial and governmental entities are increasingly pressured to enhance efficiencies while also using fewer resources, they are looking to the liquidation of surplus capital assets as a source of funds.

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

Traditional methods of surplus asset disposition include ad-hoc sales, negotiated direct sales, utilization of individual brokers or sales agents and live on-site auctions. We believe these solutions are generally highly fragmented, geographically dispersed and poorly integrated with supply chain operations. The manual, negotiated, and geographically dispersed nature of traditional surplus resale methods results in a lack of pricing transparency for offered goods, multiple brokers/parties ultimately involved in the final disposition and a lower number of potential buyers and bids, which we believe typically leads to lower recovery for sellers.

Professional buyers seek surplus assets to sustain their operations and meet the demands of end-customers. They include online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms, and small businesses. Traditionally, these buyers have had limited access to a reliable flow of surplus goods and assets, relying instead on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. Traditional methods are inefficient for buyers due to the lack of:

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

Our Solutions

Our solutions include e-commerce marketplaces, self-directed auction listing tools, and value-added services. Our marketplaces and services provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a network of liquid marketplaces with over 5.5 million buyers and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, and self-directed service tools to efficiently manage our sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value.

Through our relationships with our sellers, we provide our buyers with convenient access to a substantial and continuous flow of surplus assets. Buyers can find products in over 750 categories in lot sizes ranging from full truckloads to pallets, packages, and individual items. Our solution combines leading e-commerce marketplaces with integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers with a convenient method for sourcing surplus consumer goods and electronics, commercial capital assets, industrial equipment, energy equipment, biopharma assets, and real estate. We continually look for new categories in which we can expand our presence. For any given asset, our buyers have access to a detailed product description, product manifest, digital images, relevant transaction history regarding the seller, and, where appropriate, the shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become an important source for surplus assets for many of our professional buyers and end-users.

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of September 30, 2024, we had 5.5 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from commercial and government sellers, which in turn attracts an increasing number of buyers. During the year ended September 30, 2024, we had more than 4.0 million auction participants in our online auctions. During fiscal 2024, we grew our registered buyer base by 7.2% or 371,000 registered buyers. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become an increasingly attractive sales channel for commercial and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

Competitive Factors

We have created liquid marketplaces for virtually any type, quantity, or condition of surplus assets. The strengths of our business model include:

Aggregation of supply and demand for surplus assets

The strength of our business model rests on our ability to aggregate sellers and buyers through our marketplaces. Sellers benefit from a liquid, transparent market and the active participation of our large base of professional buyers, which enhances sellers' returns in comparison to less efficient models. Buyers benefit from our relationships with high-volume, commercial and government sellers, which provides buyers with continuous access to a comprehensive selection of surplus assets. Our solution eliminates the need for sellers and buyers to rely on the highly fragmented and geographically dispersed group of traditional liquidators and auctioneers. Instead, sellers and buyers access our global e-commerce marketplaces for their entire surplus asset needs.

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

Our value-added services simplify the sales and supply chain processes for our sellers and improve the utility of our marketplaces for our buyers. For commercial and certain government sellers, we provide sales, marketing, logistics, and seller support services that are fully integrated with our marketplaces, creating operational and system efficiencies. For many of these sellers, asset disposition is not a core business function to which they desire to dedicate internal resources. With our solution, we manage each step of the transaction and reverse supply chain for our sellers, reducing complexity while providing the ability to optimize the seller's net financial return in the sale of surplus goods and assets. Sellers simply make goods available at their facilities or deliver them to our warehouses and we deliver the sale proceeds, less our portion of such proceeds and/or our commissions or fees, after the sale is completed.

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

Flexible and aligned transaction model

We offer two primary transaction models to our sellers: the consignment transaction model and the purchase transaction model. Under the consignment transaction model, we do not purchase inventory from a seller; instead, we enable a seller to sell its goods in our marketplaces and we earn commission revenue based on the proceeds received from the sale. Sellers that elect the consignment transaction model are considered consignors. Under the purchase transaction model, we purchase inventory from a seller that we resell in our marketplaces. Sometimes our inventory purchase price is variable, as we may share the gross or net proceeds of such resales with the seller. Sellers that elect the purchase transaction model are considered vendors.

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

Technology, data & analytics enhance our services and solutions for buyers and sellers

We continue to make strategic investments in our technology capabilities. Aligning the capabilities of our auction platforms with the Company’s unique, vertical-specific knowledge has enabled us to develop the AllSurplus marketplace. This platform provides an aggregated view of all assets available globally in our government and commercial sectors, and retail assets for select local markets. By coupling an intuitive, mobile-optimized design with site search and recommendations driven by AI and machine learning, the platform is optimized to assist buyers in quickly finding the assets that meet their needs. Our sellers benefit from the unique nature of our unified platform by having their assets available, simultaneously, on multiple marketplaces while guaranteeing the integrity of the cross-site auction bidding. Placing the assets on multiple sites enables the marketing organization to directly target unique buyer segments that resonate with an asset’s unique audience niche.

Our data infrastructure and analytics continue to provide near real-time operational insights. By coupling our click-stream data and bid activity with our campaign activity, the marketing organization leverages a feedback loop that increases campaign effectiveness and optimizes spending.

Our Strategy

The focus of our growth strategy is to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet. Our strategic plan rests on four pillars, that we refer to by the acronym RISE, which pillars are as follows:

R Recovery Maximization

I Increased Volume

S Service Expansion

E Expense Leverage

Recovery Maximization

Based on feedback from our sellers, we believe recovery maximization is the single most important driver to attracting sellers to our marketplaces. We believe that the key to achieving higher net recovery is, in turn, driven by attracting buyers to our marketplace, which we believe that we do through technology and innovation that improves the buyer experience across our network of marketplaces. An improved buyer experience drives growth in our buyer base which will, in turn, improve recovery rates for our sellers.

Increased Volume

We intend to grow the volume of transacted surplus on our marketplaces with flexible service offerings and pricing models to meet the needs of existing and new sellers. We have expanded our self-directed service model to allow commercial sellers that do not require a full-service solution to leverage the power of our marketing and online marketplaces to drive buyer demand for their assets. This approach allows us to more completely penetrate the total addressable market by better meeting the needs of small and mid-sized organizations, equipment dealers, and organizations with lower volumes. We also anticipate increasing volume by placing a greater focus on certain categories, including heavy equipment, construction, and real estate. We intend to grow our volume within the retail supply chain by leveraging the self-directed service model, expanding our AllSurplus Deals marketplace offering consumers deals for curbside pick-up, and continuing to grow our network of warehouses. We will continue to provide flexible pricing models that allow our sellers to use either a consignment or a purchase-based model.

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

We maintain unified marking platforms and analytical capabilities in order to improve our seller and buyer marketing productivity by increasing the number of sellers using our platform and by driving increased volumes of highly targeted buyers to our marketplaces. Key marketing support activities are embedded directly at the business unit level to support the successful execution of asset sales at each of our marketplaces.

Our Marketplaces

Our network of marketplace brands serves buyers and sellers in numerous industries across hundreds of product categories.

Segment	Marketplace Brands	Primary Offering
Consolidated	ALLSURPLUS	Aggregated items from our network of marketplaces in a single destination.
GovDeals	GovDeals sierra auction	Surplus items from government entities, commercial businesses, and charities.
	bid4assets	Foreclosed real estate auctions.
Retail Supply Chain Group (RSCG)	Liquidation.com	Consumer goods and excess retail inventory in pallet or truckload quantities from retailers and manufacturers.
	ALLSURPLUS DEALS	Consumer goods and excess retail inventory in individual quantities available for pickup in select regions.
	secondipity	Consumer goods and excess retail inventory in individual quantities available for immediate purchase.
	Multiple third-party storefronts	Consumer goods and excess retail inventory in individual quantities sold via storefronts on third-party marketplaces.
Capital Assets Group (CAG)	ALLSURPLUS	Manufacturing surplus, heavy equipment and idle capital assets or equipment from enterprise corporations spanning numerous industrial, energy and biopharma categories.
Machinio	machinio	Search engine and classified advertising for machinery and equipment.
		Dealer management and online marketing software-as-a-service for machinery and equipment businesses.

Our e-commerce marketplaces, designed to address the particular requirements and needs of buyers and sellers, are efficient and convenient methods for the sale of surplus consumer goods and capital assets in over 750 product categories including, but not limited to: consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, real estate, energy equipment, industrial capital assets, heavy equipment, fleet, and transportation equipment and specialty equipment.

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

Our Value-Added Services for Buyers and Sellers

In addition to our self-directed tools for our sellers, we have integrated value-added services to simplify the reverse supply chain processes for both our sellers and buyers. We believe these services generate operational efficiencies within this element of the supply chain enabling the greatest value for sellers and buyers with the highest level of confidence and transparency in the services we provide. Additionally, we believe these services improve compliance with the policies, regulations, and sale restrictions of our commercial and government sellers while supporting, or greatly enhancing, many commercial or government environmental initiatives.

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
o
Marketing and promotion - we use a variety of both online and traditional marketing methods to promote our sellers' merchandise and generate interest in each asset.
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
•
Buyer services. Many of the services we provide to sellers also benefit buyers by providing them with the information to make a more informed bid and by delivering the goods they purchased. Our buyer-focused services include:
o
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
o
Search and navigation tools - buyers can search our marketplaces for products based on a variety of criteria and personalized settings, including product category, keyword, lot size, product condition, product geographic location, and auction ending date.
o
Dynamic pricing tools, product information, and shipping quotes - we offer multiple dynamic pricing tools including outbid notification, automated bid agent, and automatic auction extension. In addition, we provide buyers with the information they need to make informed decisions, including product data, seller performance, and online shipping quotes to help understand their landed cost.
o
Broad and flexible range of shipping/pick-up options - we can provide packaging and shipping services for many transactions, whether it is a small item or container loads for export, including buyer pick-up at our premises, supporting buyer-arranged transportation through our preferred shippers network, or providing customer pick-up appointments for both Liquidation.com and AllSurplus Deals transactions at specific warehouse locations.
o
Secure settlement and buyer support - besides qualifying sellers, providing several electronic payment options and serving as a trusted market intermediary, we verify transaction completion, and ensure the buyers funds are secure throughout the transaction process, all of which enhances buyer confidence.
o
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

Sales

Our sales personnel develop seller relationships, contract to provide our services and manage the business accounts on an ongoing basis. Our sales team focuses on building long-term relationships with sellers that we believe will generate recurring transactions and position the Company as an integral partner helping them to achieve their goals. They also leverage our years of experience and market data of completed transactions to identify which of our various services would be beneficial to each new or existing seller. Our sales team brings our global scale and specialist knowledge to an ecosystem of auction partners, leveraging our expertise to create additional opportunities for us to participate in purchase and consignment transaction model projects across the globe. In addition, we have a lead generation team which tracks relevant media around the world, seeks to increase global awareness of the LSI brand and its reputation across target markets, and participates in selected trade show and industry events, each in an effort to increase demand for our offerings. The lead generation team uses several sources to research information relevant to our marketplaces, which sources include news aggregators, trade journals, industry-specific websites and business reports on a global basis.

We organize our sellers into two distinct groups: full-service sellers, and self-directed sellers. We base our approach on our experience in understanding and serving the unique needs of each type of seller:

•
Full-service sellers. These sellers require an end-to-end solution, using a combination of our industry-focused sales team and our value-added services to create a comprehensive, scalable solution tailored to their needs.
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

Technology and IT Infrastructure

As digital transformation accelerates globally, sellers are searching for partner solutions that enable them to move faster and generate maximum recovery with minimal investment. Buyers search for marketplaces that enable them to locate the assets they need and transact in an efficient and secure manner, regardless of device. Our online marketplaces serve as the trusted platform for facilitating the seamless exchange of goods and payment between buyers and sellers of surplus assets. Our technology systems and committed teams enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for, and shipping surplus assets, retail returns and overstocks, and foreclosed real-estate. The technology and content behind our marketplaces and integrated value-added services consists of a combination of proprietary technologies augmented with capabilities provided by specialized service providers. This combination enables our ability to rapidly enhance the core marketplace experience, in response to the specific needs of our buyers and sellers. Our infrastructure provides:

•
Efficient channels to sell online through a variety of pricing mechanisms (standard auction, sealed bid, make an offer, fixed price, and a combination of fixed price and auction);
•
A scalable back office that enables buyers and sellers to efficiently manage transactions among remote business users by utilizing account management tools, including payment collection, invoicing management, shipping, and transaction settlement; and
•
An input/output agnostic platform, including Application Programming Interfaces or other conduits that enable us to scale and integrate seamlessly with partners of all sizes, from single asset sellers to Fortune 500 enterprises.

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

We devote substantial resources to the continuous improvement of our technology and IT infrastructure which allows us to continually deliver value to our buyers, sellers, and employees. We believe that the combination of proprietary technology coupled with public cloud flexibility, creates a competitive advantage as the solutions can be tailored to the unique requirements of each selling channel and customer need.

In fiscal year 2024, we continued to expand the capabilities of our flagship e-commerce platform, which powers both AllSurplus.com and GovDeals.com, enabling multiple user experience and back-office improvements. We introduced text messaging (SMS) for outbid notifications, driving an increased response rate. In addition, we expanded support for our resellers through a branded microsite experience paired with a reseller directory.

Our retail business unit benefited from the efficiency gains provided by the release of our Single Item Receiving tool. This capability offers our warehouse operations team the ability to quickly receive mixed pallets, decompose them to individual units, identify these items and then sort them to the channel that will maximize the recovery of the items. For those being sold direct to consumer, the Single Item Receiving tool provides the product attributes and stock imagery required to list a product across multiple marketplaces. Other enhancements include multiple content management and navigation features on Liquidation.com.

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

Our customers are increasingly looking to our solutions to facilitate robust recovery for their assets, regardless of industry or location. We continue to develop intelligent solutions for our customers that facilitate rapid and secure transactions between buyer and seller, whether they are in the same town or across the globe. Our goal is to lead the industry in several distinct areas over the long term, which we expect will translate to sustained growth. We are investing significant resources in:

•
Our marketplace user experiences;
•
Upgrading our sellers tools to be fully mobile-responsive;
•
Developing industry-specific asset upload templates making it easier to sell on our marketplaces; and
•
Leveraging generative AI and other automation technologies to create efficiencies across the enterprise.

Our future growth depends on our continued ability to execute these priorities.

Data, Insights and Services

Robust data and analytics are critical to powering a modern customer experience and maximizing the potential of our sales force. We invest in contextual data and analytics to generate sales leads, attract and retain buyers, and to optimize our marketing communication. The combination of our internal analytics and marketing technology enables our team to contact the right person, at the right time, with the right message to ultimately drive the bidding activity needed to maximize recovery.

Cybersecurity and Data Privacy

The protection of our clients' data, our brand, and our systems is of utmost importance. We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security and we employ robust cybersecurity and data privacy programs. Refer to Part I, Item 1C. Cybersecurity of this Annual Report on Form 10-K for further discussion of our cybersecurity and data privacy risk management and governance processes.

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

Shipping logistics

Our shipping logistics group manages and coordinates inbound and outbound shipping of merchandise for sellers and buyers of our Retail services. We offer, as part of our value-added services, integrated shipping services using multiple vetted and pre-qualified carrier partners. In addition, our shipping coordinators monitor the performance and service level of our network of carriers to help ensure speed and quality of service.

Warehouse network and field service operations

Our warehouse network and field service operations groups perform selected pre-sale and post-sale value-added services across our network of warehouses and at seller locations globally. These activities include unloading, manifesting and reporting discrepancies for all received assets and sales preparation of offered assets, including merchandising and organizing offered assets, writing product descriptions, capturing digital images and/or video and providing additional optional value-added services such as returns management (RM) services, return to vendor (RTV) services and product delabelling, data cleaning/wiping, testing, refurbishment and repackaging. Our warehouse network and field service operations personnel also arrange the outbound shipping or pick-up of purchased assets for our buyers.

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

Our Vendor Contracts with Amazon.com, Inc.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase-model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $12.2 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

Intellectual Property

We regard our intellectual property, particularly domain names, copyrights, and buyer database trade secrets, as critical to our success. We rely on contractual restrictions and copyright and trade secret laws to protect our proprietary rights, know-how, information, and technology. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.allsurplus.com, www.secondipity.com, www.machinio.com, www.machineryhost.com, and

www.bid4assets.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret, and domain name protection are expensive to maintain and may require litigation to enforce.

Human Capital Management

To achieve our goal to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet, it is crucial that we attract, develop, and retain employees who deliver outstanding performance. We strive to make Liquidity Services a rewarding place to work by promoting diversity based on experiences, perspectives and skills. As of September 30, 2024, our number of employees by region were as follows:

92%
5%
3%
781
Employees worldwide
North America 92%
EMEA Region 5%
Asia-Pacific Region 3%

We also utilize temporary workers to augment staffing during peak business cycles and to fill certain open positions on a temporary basis.

Importance of our Employees

We believe our employees are key to achieving our business goals and growth strategy. Our human capital objective is to attract, retain, develop, and motivate talented employees. We use online search tools, specialized recruiting firms, employee referral programs, job postings on various media platforms, and university recruiting to identify and attract talented candidates. By leveraging the variety of experiences, skills and perspectives inherent in a diverse workforce, we aim to improve our problem-solving abilities and bring innovative solutions to a wider range of clients and customers.

Health and Well-Being

We value the health and well-being of our employees and provide generous benefit options to our employees and their families. Our plans are designed to enhance employee wellness by focusing on health, financial security, life, and learning. Our health benefits include multiple medical plans, dental and vision coverage, and paid parental leave. In the U.S., we pay a significant portion of the benefit premiums related to our health benefits. Employees are offered certain benefits at no charge to them or their families, e.g., Life and AD&D insurance, short- and long-term disability insurance, and Health Savings Account contributions. The financial security benefits program includes a 401(k) plan with discretionary employer match and access to health savings accounts and health and dependent care flexible spending accounts. We provide a range of insurance products and employee assistance programs. Internationally, we also offer a variety of benefit plans customized to reflect local conditions. Our learning and development programs include tuition support for employees and a global training and development program that focuses on building technical skills and leadership development, as well as training in various topics including cybersecurity, anti-harassment, ethics, and regulatory compliance.

Culture and Community

The Company's culture is rooted in our core values and aligned to the Company’s strategic framework. Our culture expresses our expansive vision and fervor for community and collaboration and is honed by the following core values:

Integrity - Our partners and colleagues know they can trust us to always keep our promises, be transparent, and adhere to the highest ethical standards.

Customer Focus - Buyer and seller satisfaction are key to our continued success. We seek to exceed our customers' expectations every day.

Continuous Improvement - We embrace change and are motivated to constantly improve our individual and collective performance.

Innovation - We continually seek out, develop, and implement new ideas to enhance our position as industry leader.

Mutual Trust and Accountability - Our collaborative environment values open communication, mutual respect, teamwork, and acknowledging our successes and failures.

Shared Success - Everyone in our organization acts as leaders with a shared sense of pride in our accomplishments.

Doing Well and Doing Good - By continuing to positively impact our clients and the environment, we make Liquidity Services a rewarding place to work.

We make a difference by our words and actions in our Company, our community, and our world.

We reinforce, monitor, and assess our culture through a variety of programs which include performance management, succession planning, and employee engagement surveys, all of which serve to further our human capital objectives. Each of our team members is part of our global initiative to make a difference in the communities where we live and work. We engage with our local communities across the globe supporting community outreach, disaster relief, zero-waste initiatives, youth mentoring, military families and veterans, and access to higher education.

Flexible Workspace

We are a remote-first work environment. We are committed to allowing flexibility in our workplace to promote high performance and retention while also continuing to meet customer and business needs.

Sustainability Efforts

At our core, Liquidity Services strives to benefit businesses, communities, and the environment through our marketplaces which enable the continued use of surplus assets that may otherwise end up in landfills. These efforts extend to our employees as well, where our remote work structure for applicable employees has enabled lower expended energy and emissions from both transportation-related activities and operations across our real estate portfolio.

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

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information in this Annual Report on Form 10-K, including the consolidated financial statements and related notes thereto, before making an investment decision regarding our common stock. If any of the following risks occur, our business, financial condition or operating results could suffer. As a result, the trading price of our common stock could decline, and you may lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only significant risks we may face. Other events that we do not currently anticipate or that we currently deem immaterial also may affect our results of operations and financial condition.

Business and Operating Risks

The success of our business depends on our ability to source a sufficient supply of assets from sellers to attract and retain active professional buyers, who in turn attract more sellers.

Our ability to increase our revenue and earn profits depends on whether we can successfully retain existing sellers, attract new sellers, expand the supply of assets available for sale on our e-commerce marketplaces and, at the same time, attract and retain active qualified buyers to purchase the assets in the categories we sell. Our ability to attract enough quantities of suitable assets and buyers with suitable interests in those assets will depend on various factors, some of which are out of our control. These factors include our ability to: offer sellers liquid marketplaces for their assets; offer buyers desirable assets; develop and implement effective seller and buyer marketing strategies; comply with regulatory and commercial seller requirements affecting marketing and disposition of certain assets; efficiently catalog, handle, store, ship, and track delivery of assets; and achieve high levels of seller and buyer satisfaction.

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

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce business, particularly those that attract and retain buyers and sellers. As an e-commerce company, we must continuously improve and upgrade our technology, transaction processing systems, and network infrastructure to allow our operations to grow in both size and scope. Without such continuous improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, assets, and enhancements. The e-commerce industry is rapidly changing. If competitors introduce new assets and services using new technologies, such as generative artificial intelligence (AI), or if new industry standards and practices emerge, our existing online marketplaces and our proprietary technology and systems may become obsolete. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational, and technical resources, with no assurance our business will grow as a result. We may lack sufficient resources to continue to make the significant investments in information technology to compete with our competitors. If we fail to respond to technological change or to adequately maintain, expand, upgrade, and develop our systems and infrastructure promptly, our ability to grow and remain competitive could be limited and our revenue could decrease.

We may not realize the anticipated benefits from our continuing initiatives.

We expect that our continuing initiatives to increase our efficiency and productivity, the functionality of our marketplaces, and our cross-selling opportunities, will drive our scale and growth and have a positive effect on our business, competitive position, and results of operations over time. We cannot assure you that these initiatives will be beneficial to the extent, or within the timeframes, expected, or that the estimated efficiency, cost savings, and other improvements will be realized as anticipated or at all. If our initiatives are not implemented successfully and within budget, or if our systems do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations, as well as divert management resources.

The information technology and digital marketing improvements that are core to our strategy place a significant strain on our management, operational, financial and other resources.

We continue to decommission non-scalable legacy IT platform technology with modular technology including key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire Company. Our AllSurplus marketplace is designed to provide our buyers with access to all of the property listed directly on AllSurplus as well as the GovDeals marketplaces, This provides our sellers with a common account experience, and simplifies our operations. We continue to expand our AllSurplus direct-to-consumer channel for returned and overstock inventory from retailers and manufacturers, which is referred to as AllSurplus Deals . Iterative information technology and digital marketing improvements require management time and resources to educate employees, redesign internal processes, and implement new ways of conducting business with our sellers and buyers. If we do not effectively manage improvements to our marketplaces, including digital marketing and data driven improvements or the timing, costs, and adoption by sellers and buyers, it could negatively affect our business and our operating results, as well as damage our reputation and our prospects. In addition, the dedication of resources to sustain, secure, and enhance our existing sites constrains the ability to undertake transformation initiatives focused on growth opportunities.

We have vendor contracts with Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our purchased inventory, and a disruption in our relationship with Amazon could have a material adverse effect on our revenues and operating results.

We have multiple vendor contracts with Amazon.com, Inc., under which we acquire and then resell assets. $12.2 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively. If Amazon stopped selling inventory to us on acceptable terms or adversely changed the mix and quantity of the inventory that they make available to us for purchase, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, which could have a material adverse effect on our revenue and operating results.

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

We must also attract, train, and retain a large and growing number of qualified employees in our RSCG warehouses while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. We may not be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Some of our current and potential competitors have longer operating histories, larger seller and buyer bases, greater brand recognition and greater financial, marketing, and other resources than we do. They may devote greater financial resources to marketing and promotional campaigns, secure better terms from sellers and vendors, adopt more aggressive pricing or inventory availability policies, or devote substantially more resources to technology and infrastructure than we do.

Several of our competitors have upgraded aspects of their core information and marketing technology stacks. This heightened focus on e-commerce has increased the competition we face. If this competition continues to intensify, it may become progressively more difficult to attract enough buyers and sellers to our marketplaces to sustain growth without significant increases in resources.

In some geographies, we have competitors that may have a better understanding of local culture, commerce, and market dynamics. We increasingly may compete in other geographies with local competitors that have advantages we do not, such as a greater ability to operate within the local regulatory and political environments.

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

If our strategy to compete against our many competitors is not effective, we may lose market share and our financial condition, results of operations, and long-term earnings growth may be negatively affected.

Our operating results depend on our websites, network infrastructure, and transaction processing systems, and our software runs on public clouds. Service interruptions or system failures could negatively affect the demand for our services and our ability to grow our revenue.

Any system interruptions that affect our websites or our transaction systems could impair the services we provide to our buyers and sellers. Our systems rely on the availably and scalability of the public cloud providers in which they are hosted. these systems may be vulnerable to damage from a variety of other sources, including: damage to, or failure of, our computer software or hardware, or our connections to, and outsourced service arrangements with, third parties; failure of, or defects in, the third-party systems, software, or equipment on which we rely to access our hosted systems and other systems; errors in the processing of data; computer viruses, malware, or software defects; physical or electronic break-ins, sabotage, distributed denial of service, or DDoS, penetration attacks, intentional acts of vandalism, and similar events; and telecommunications failures, power outages, pandemics, political unrest, malicious human acts, and natural disasters.

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

Many of our information technology systems consist of outsourced, cloud-based infrastructure, platform, and software-as-a-service solutions not under our direct management or control. Any disruption to either the outsourced systems or the communication links between us and the outsourced supplier could negatively affect our ability to operate our websites or our transaction systems and could impair our ability to provide services to our buyers and sellers. We may incur additional costs to remedy the damages caused by these disruptions.

Our inability to use software licensed from third parties, open-source software, SAAS, and PAAS offerings under current license or contractual terms could interfere with our proprietary rights thereby disrupting our business.

We use a combination of licensed and open-source software, software as a service (SAAS), and platform as a service (PAAS) offerings from multiple third parties. We use, among others, the following: [Akamai, Algonomy, Amazon Web Services, Google, Postmark, HubSpot, Jenkins, LeaseQuery, Liferay, Microsoft Azure and Microsoft 365, MuleSoft, MySQL, Oracle Fusion, and various Linux distributions, and we may use additional open-source software. Licenses to third-party software may not continue to be available on terms that are acceptable to us, or at all.

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

Additionally, our marketing technology relies heavily on our ability to track our promotional campaign performance across marketing channels (i.e., email, search engines, social media, and third-party banner ads). If industry leading software browsers, such as Google Chrome, Microsoft Edge, or Apple Safari, disable user analytics tracking or other similar capabilities, our ability to track our promotional campaign performance could be affected, which could in turn prevent us from fully optimizing the marketing spend associated with our promotional campaigns. Like many other e-commerce marketplaces, Apple’s recent upgrades to provide greater transparency as to Identifier for Advertisers (IDFA) has, with respect to some categories of assets, made it harder and more expensive for us to target customers with an interest in purchasing those categories of assets.

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

Threats designed to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication. New developments in the fields of AI, machine learning, and robotics may create new vulnerabilities and cybersecurity risks, and remote work has also increased the possible attack surfaces. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. Cybersecurity incidents may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have also emerged, including as vectors for ransomware attacks, which have increased in breadth, frequency, and sophistication for the Company. In addition, it is possible that our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host confidential information, could have vulnerabilities, which could go unnoticed for a period of time. The actions and controls we and our third-party service providers have implemented and are implementing, may not be sufficient to protect our systems, information, or other property. We currently expend, and we may be required to expend in the future, significant additional capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

Moreover, cybersecurity has become a high priority for legislators and regulators. The SEC adopted rules that require us to provide greater disclosures around cybersecurity risk management, strategy and governance, as well as to disclose the occurrence of material cybersecurity incidents. If we fail to comply with the relevant laws and regulations, we could suffer financial loss, a disruption of our business, liability to investors, regulatory intervention and/or reputational damage. We cannot predict or estimate the amount of additional costs we will incur to comply with these rules or the timing of such costs. Our insurance coverage may be inadequate to compensate us for any related losses we incur.

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

Occasionally, in our CAG segment, we make very significant inventory acquisitions, such as the purchase of semi-conductor and oil and gas equipment, and biopharma and metal-working machinery, for later resale on our energy and industrial marketplaces. We plan to continue to opportunistically make such acquisitions. To satisfy local laws and regulations, maximize returns, or effectively manage our operational cash flows, among other business factors, we may acquire inventory in partnership with one or more third parties. In these partnership arrangements, the Company works with one or more third parties to maximize the return on the assets being sold, while utilizing the competitive advantages of all partners involved. The risks described above are heightened in these inventory acquisition transactions due to their size and, at times, the limited market for the assets we acquire. Obtaining financing to fund such acquisitions will increase our costs, which will decrease any profits we receive from the sale of the acquired assets.

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

Volatility in the global financial markets and other broad market and industry factors may adversely affect the market price of our common stock, regardless of our actual operating performance. Other factors that could cause fluctuation in our stock price may include:

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

We experience seasonality in each portion of our business at various times during the year. As a result, we expect a disproportionate number of transactions on our marketplaces to occur at certain times during the year. If we cannot effectively manage increased demand, or the increased flow of goods we typically experience during these times, it could adversely affect our revenue and our future growth. If too many buyers and sellers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from providing efficient service, which may reduce our financial and operational results and the attractiveness of our value-added services. In addition, we may not or may be unable to adequately staff our network of warehouses during these peak periods. If we cannot staff warehouses adequately, we may not be able to process assets quickly enough which, in turn, could mean dissatisfaction of sellers or increased third-party storage costs and reduced profitability.

If we fail to identify, finance, and integrate acquisitions, our future operating results may be materially adversely affected.

Our ability to successfully integrate the acquired businesses and operations with our existing businesses plays a significant role in realizing the anticipated benefits of any acquisitions. The integration process could cause the loss of key employees, buyers, sellers, or other vendors, increase our operating or other costs, decrease our profit margins, disrupt our other businesses, or divert management’s attention and Company’s resources from our existing businesses. If, as a result of these or other integration risks, we cannot achieve our acquisition objectives in a cost-effective and timely manner, we may not realize the anticipated benefits of the acquisition, or it may take us longer to realize the benefits of the acquisition than we expect. Any failure to timely and cost-effectively realize the anticipated benefits of the acquisition could have a material adverse effect on our revenues, expenses, and operating results

Acquisitions could cause dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill, and substantial amortization expenses of other intangible assets. We may not obtain any required acquisition financing on favorable terms, or at all, which could make it impossible or costlier to acquire other businesses. If we can obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business. Additionally, businesses that we acquire outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

We have expanded our business in part through acquisitions such as that of Sierra Auction Management, Inc. (Sierra Auction) in January 2024. We may continue to do so. The success of any future growth strategy involving acquisitions will depend on our ability to identify, and the availability of, suitable acquisition targets. We may incur costs, perhaps significant costs, in connection with evaluating a potential acquisition but may be unable or unwilling to consummate the proposed transaction for various reasons.

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

If we expand internationally through joint ventures or strategic alliances , we will also face counterparty risk in addition to the risks described above. If any counterparty to our joint ventures or strategic alliances is unwilling or unable to perform its obligations to us, we may not realize the benefits of such arrangements and we may experience material unanticipated problems, expenses, and liabilities.

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

We may need additional funds to finance our operations, as well as to enhance our services, acquire inventory for our businesses, fund initiatives, respond to competitive pressures, acquire complementary businesses or technologies, or otherwise support our growth. We may also require additional funds if vendors and other third parties from whom we purchase inventory, other goods or services extend less favorable credit terms to us. Our business may not generate the cash needed to finance such requirements. We currently maintain a Credit Agreement with Wells Fargo Bank, National Association (the Credit Agreement). Terms of the Credit Agreement provide for revolving loans (the Line of Credit) up to a maximum aggregate principal amount of $25.0 million with a $10.0 million sublimit for standby letters of credit, access to which expires on March 31, 2026. As of September 30, 2024, the Company had no outstanding borrowings under the Line of Credit and had $7.5 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $17.5 million of remaining borrowing capacity under the Line of Credit as of September 30, 2024. We are able to issue standby letters of credit for various purposes, including the facilitation of transactions with vendors or other counterparties. If our access to the Credit Agreement is reduced or if vendors or other counterparties change their transacting requirements, we could face higher costs and challenges in managing our working capital effectively, which may adversely affect our operations and financial condition.

Although we have this existing Credit Agreement from which we may draw funds, there may be situations in which we seek funding through other sources. Further, upon expiration of this line of credit facility, commercial terms for subsequent credit facilities (such as the borrowing amount, interest rates, or related terms) may no longer be favorable to the Company. If, alternatively, we raise additional funds by issuing equity or convertible debt securities, the percentage ownership of our existing stockholders would be reduced, and these securities may have rights, preferences, or privileges senior to those of our common stock.

Additionally, the general economic and capital market conditions in the United States and other parts of the world can deteriorate significantly, limiting access to capital and increasing the cost of capital. A large degree of economic uncertainty remains both domestically and abroad, which can adversely affect access to capital, and the cost of capital. If adequate funds are not available or are not available on acceptable terms, our ability to enhance our services, fund strategic initiatives, respond to competitive pressures, take advantage of business opportunities, or grow our business would be limited, and we might need to restrict our operations and initiatives.

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

Our revenues could decrease if there was significant erosion in the supply of, demand for, or market values of surplus assets, which could adversely affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of, and demand for, surplus assets, and the circumstances that cause market values to fluctuate including, among other things, economic uncertainty, global geopolitical climate, disruptions to credit and financial markets, lower commodity prices, and our buyers’ restricted access to capital. Recent economic conditions have caused fluctuations in the supply, mix, and market values of surplus assets available for sale, which has a direct impact on our revenues. In addition, price competition and the availability of surplus assets directly affect the supply of, demand for, and market value of such assets. For example, when the demand for used vehicles increases , the prices are also likely to increase, making it more costly for potential buyers to find suitable replacements for their existing vehicles. As a result, potential buyers may retain their existing vehicles for longer periods of time, further decreasing supply. These factors could impact the overall profitability of used vehicle sales on our marketplaces because although used vehicles are selling for higher prices, fewer vehicles are being sold. Climate change initiatives, including significant changes to engine emission standards applicable to certain types of assets, may also adversely affect the supply of, demand for, and market values of such assets.

Legal and Regulatory Risks

We face legal uncertainties relating to our technology systems and to the e-commerce industry in particular and may become subject to costly government regulation.

The laws and regulations related to the Internet and e-commerce are evolving. There are numerous federal, state, local and international laws, regulations, rules, industry codes of conduct, policies and standards regarding data privacy and security, including user privacy, freedom of expression, pricing, fraud, quality of assets and services, taxation, advertising, intellectual property rights, and information security. Any failure or perceived failure by us, or third parties with which we do business, to comply with applicable data privacy and security laws, regulations, rules, industry codes of conduct, policies, standards or other legal or contractual obligations, may result in, among other things, governmental or regulatory investigations, enforcement actions, regulatory or other fines, orders requiring that we change our practices, criminal compliance orders, claims for damages by affected individuals or litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us. Current and future laws and regulations could increase our cost of doing business and/or decrease the demand for our services.

Laws adopted prior to the advent of the Internet may not contemplate or address the unique issues of the Internet and related technologies and it is not clear how they may apply.

Our auction business may be subject to a variety of additional costly government regulations.

Many states and other jurisdictions have regulations governing the conduct of traditional "auctions," the liability of traditional "auctioneers" in conducting auctions and handling property by "secondhand dealers" which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items, or restrict certain listing formats in some locations, any of which may adversely affect our financial condition or operating results.

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

We are subject to regulation at the federal, state, and international levels relating to privacy and the use of third-party data, including personal user information and employee data. These statutory and regulatory requirements are evolving, increasing in complexity and number, sometimes conflicting, and may change significantly. How companies collect, process, use, store, share, or transmit personal and employee data is subject to increasing scrutiny by governments and the public, which could accelerate the adoption of additional legislation or regulations. New statutory or regulatory developments may restrict our ability to collect and use demographic and personal information from our buyers and our sellers, which could be costly or harm our marketing efforts. Further, there may be conflicts among the privacy and data protections laws adopted by the countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and may also limit our marketing efforts. Compliance with regulations regarding privacy, security, and protection of user and employee data, increased government or private enforcement, and changing public attitudes about data privacy, may increase the cost of growing our business and require us to expend significant capital and other resources. Our failure to comply with these federal, state, and international laws and regulations could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other costs which could decrease our profitability.

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

These provisions could discourage, delay or prevent a transaction involving a change in control of our Company. These provisions could also discourage proxy contests and may make it more difficult for you and other stockholders to elect directors of your choosing and cause us to take other corporate actions you may desire. In addition, our bylaws provide that the Delaware Court of Chancery will be the exclusive forum for certain types of legal action (or, if the Court of Chancery does not have jurisdiction, another state court or a federal court within Delaware). This exclusive forum provision may limit the ability of our stockholders to challenge certain corporate actions in a judicial forum that such stockholders find favorable for disputes with the Company or our current or former directors or officers.

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

We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.allsurplus.com, www.secondipity.com, www.machinio.com, www.machineryhost.com, and www.bid4assets.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret, and domain name protection are expensive to maintain and may require litigation to enforce. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Our competitors may adopt trade names or domain names similar to ours, impeding our ability to promote our marketplaces and possibly leading to buyer or seller confusion. In addition, we could face trade name, trademark, or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or confusion related to our marketplaces could damage our reputation and negatively affect the growth of our business.

Assertions that we infringe on intellectual property rights of others could result in significant costs and substantially harm our business and operating results.

Third parties may assert that we have infringed their intellectual property rights in technology or otherwise based on our internally developed systems or use of licensed third-party technology to operate our online auction platform and related websites. Third parties also could assert intellectual property infringement claims against the parties from whom we license technology. If we are forced to defend against any infringement claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, and/or delays in completion of sales. Furthermore, the outcome of a dispute may require us to change technology, develop non-infringing technology, or enter into royalty or licensing agreements. A switch to different technology could interrupt our business. Internal development of a non-infringing technology may be expensive and time-consuming, if we are able to successfully develop such technology at all. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. Incurring of any of these costs could negatively impact our operating results.

General Risk Factors

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Recently completed initiatives, as well as other changes in our business (including initiatives to invest in information systems, transition particular functions to third-party providers, and acquire new businesses such as Sierra Auction) have necessitated, and will continue to necessitate, modifications to our internal controls. We cannot be certain that our design for internal controls over financial reporting, or any changes to be made, will enable management to determine that our internal controls are effective for any period. If we cannot conclude that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and seller and buyer perception of our business may suffer.

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

Our accounting policies are fundamental to determining and understanding our financial results and condition. Some require our management to use estimates and make subjective and complex judgments about matters that are uncertain. Factors may arise over time that lead us to change our estimates and judgments. Sometimes, our management must use judgment to select the accounting policy or method to apply from two or more alternatives, any of which may be reasonable under the circumstances, yet may cause us to report materially different results than would have been reported under a different alternative. Any changes in accounting policies or methods could reduce our net income, and such reductions may be independent of changes in our operations. These reductions in reported net income could cause our stock price to decline.

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

As of September 30, 2024, we had goodwill of $97.8 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges. We have recorded goodwill impairment charges in the past, and such charges materially affected our historical results of operations. For additional information, see Note 8 - Goodwill to the accompanying consolidated financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The protection of our clients’ data, our brand, and our systems is of utmost importance. We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. We have developed comprehensive cybersecurity and data privacy programs across our employee groups and systems, building a culture of cybersecurity and data privacy awareness throughout the organization. In 2024, we achieved both SOC2 Type 1 and TX-Ramp certifications, reflecting our commitment to supporting our clients by aligning our controls and processes with the System and Organization Controls (SOC) compliance framework established by the American Institute of Certified Public Accountants (AICPA).

Our process to assess, identify and manage material risks from cybersecurity threats include potential threats associated with third-party service providers, including cloud-based platforms. On an annual basis, we review the SOC2 (or equivalent) attestation of controls for material third-party service providers, coupled with monitoring industry notices and threat intelligence regarding potential vulnerabilities or threats targeting these third-party services.

We developed our cybersecurity program by integrating proactive training, vulnerability management, and system design with active threat defense mechanisms. Our marketplace services are protected by multiple layers of security, employing a "defense in depth"

approach to asset protection that is backed by AI-powered threat detection and response systems and actively monitored 24/7 by a dedicated team of security professionals. This same organization provides proactive notification and consultation on emerging threats and potential mitigation.

In addition, we undertake integrated planning activities to support business continuity and operational resiliency. We assess our program's effectiveness through various exercises, including active Disaster Recovery production environment tests, tabletop exercises, continuous vulnerability tests, and annual penetration testing. We conduct company-wide mandatory cybersecurity training as well as periodic employee education exercises, such as phishing simulation email campaigns designed to emulate real-world attacks.

We view cybersecurity protection and data privacy as a shared responsibility in which all employees are active participants. Each employee undergoes annual cybersecurity training with supplemental training disseminated throughout the year. This continual education helps promote a culture that understands the critical role cybersecurity and data privacy play in protecting our clients' assets. Furthermore, our computing environments, products, and services are reviewed by our internal security team and our controls are tested regularly by independent third-party assessors as part of our annual SOC2 and SOX re-certifications.

Cybersecurity Governance

Board and Committee Oversight. Our Board of Directors is responsible for oversight of the Company's cyber risk management program, including risk identification, mitigation strategy and efforts, and resources. The Audit Committee of the Board of Directors is responsible for reviewing the Company's financial reporting of cybersecurity risks and incidents in accordance with SEC rules. We will continue to invest in our security infrastructure to ensure it meets or exceeds industry standards for cybersecurity and employ dedicated resources to protect our systems.

Management's Role. Our Internal security team in conjunction with the Chief Technology Officer (CTO) reviews current risks with a cross-functional leadership committee on a quarterly basis.

We are not currently aware of risks from known cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information regarding cybersecurity risks, see the risk factor in Part I, Item 1A. Risk Factors captioned: "We are required to maintain the privacy and security of personal and business information amidst multiplying threat landscapes and in compliance with privacy and data protection regulations globally. Failure to do so could damage our business, including our reputation with sellers, buyers, and employees, cause us to incur substantial additional costs, and make us subject to litigation and regulatory action."

Item 2. Properties.

As a remote-first organization, the Company maintains a minimal amount of administrative spaces.

The Company leases the following properties as of September 30, 2024:

Purpose	Location	Segment	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, Maryland, USA	Corporate & Other	4,027	January 31, 2029
Warehouse	Brownsburg, Indiana, USA	RSCG	204,206	May 31, 2029
Warehouse	Garland, Texas, USA	RSCG	127,144	January 31, 2026
Warehouse	Pittston, Pennsylvania, USA	RSCG	108,536	January 7, 2027
Warehouse	North Las Vegas, Nevada, USA	RSCG	102,400	June 30, 2026
Warehouse	Hebron, Kentucky, USA	RSCG	101,614	July 31, 2025
Warehouse	Phoenix, Arizona, USA	RSCG	84,690	January 31, 2027
Warehouse	Brampton, Canada	RSCG	53,621	August 31, 2025
Warehouse	Atlanta, Georgia, USA	GovDeals	47,636	May 31, 2025
Warehouse	Kenilworth, NJ, USA	CAG	10,507	December 31, 2026
Warehouse	E. Brunswick, NJ, USA	CAG	4,800	December 31, 2025
Lot	Phoenix, Arizona USA	GovDeals	10,760	January 31, 2029
Lot	Tuscon, Arizona USA	GovDeals	5,150	September 30, 2025

Administrative	Plano, Texas USA	Corporate & Other	2,280	November 30, 2025

In addition, we lease various administrative spaces in North America totaling 5,074 square feet, in Europe totaling 845 square feet, and in Asia totaling 3,976 square feet. We also own a 420,000 square foot warehouse located in North Wilkesboro, North Carolina, USA.

Item 3. Legal Proceedings.

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 16 - Legal Proceedings, of the accompanying Notes to the Consolidated Financial Statements.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been traded on Nasdaq Stock Market under the symbol LQDT since February 23, 2006.

Holders

As of November 15, 2024, there were approximately 12,682 beneficial holders of our common stock and 25 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our Board of Directors after consideration of our financial condition, operating results, current and anticipated cash needs and other relevant factors.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

Issuer Repurchases of Equity Securities

The following table presents information about our repurchases of common stock that were made during the three months ended September 30, 2024 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
July 1 to July 31, 2024	—	$—	—	$7.6
August 1 to August 31, 2024	17,564	22.58	—	7.6
September 1 to September 30, 2024	—	—	—	7.6
Total	17,564		—

(1)
Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended September 30, 2024, participants surrendered 17,564 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.
(2)
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

As of September 30, 2024, the Company had $7.6 million of remaining authorization to repurchase shares through December 31, 2025. On December 9, 2024, the Company's Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock through December 31, 2026.

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

Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our online marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in greater numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders. During the past three fiscal years, we have conducted over 2.9 million online transactions generating $3.7 billion in gross merchandise volume or GMV. GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time.

During the year ended September 30, 2024, the number of registered buyers grew from 5.1 million to 5.5 million. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers. We generated GMV of $1.4 billion and revenue of $363.3 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges during the year ended September 30, 2024. Over the prior 5 years, our GMV has grown at a compound annual growth rate of 16.4%.

On January 1, 2024, the Company acquired Sierra Auction Management, Inc. (Sierra), an Arizona corporation based in Phoenix, AZ. Sierra is a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. See Note 4 – Sierra Acquisition for more information regarding this transaction.

On November 1, 2021, our GovDeals segment acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets is a leading online marketplace focused on conducting foreclosed real estate auctions. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.

Reportable Segments

The Company has four operating and reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Further information and operating results of our reportable segments can be found in Note 17 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Bid4Assets Acquisition and Note 4 - Sierra Acquisition, respectively.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and direct-to-consumer sales on its AllSurplus Deals and Secondipity marketplaces and other third-party sales channels.

•
CAG. The CAG reportable segment enables commercial businesses to sell surplus assets on our AllSurplus marketplace. The core verticals in which CAG operates include industrial manufacturing, oil and gas, heavy equipment, biopharma, and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG benefits from a global base of buyers and sellers enabling the sale and redeployment of assets wherever they’re most likely to generate the best value and highest use across the world. This segment primarily uses the AllSurplus and GovDeals marketplaces.
•
Machinio. The Machinio reportable segment operates a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture and laboratory/medical sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of software tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

Macroeconomic Conditions

Supply chain challenges and consumer sentiment. The supply of used vehicles available for sale on our marketplaces may be impacted by proposed tariffs in the U.S., as well as the slowing adoption of electric vehicles as a replacement to internal combustion vehicle fleets. Further, used car market price indices continue to experience heightened volatility. In addition, general consumer behavior can be turbulent, and changes in consumer sentiment can cause fluctuation in the mix, volumes, and demand for the products we receive. Change in these conditions or other challenges that may emerge in other key asset categories can impact our financial performance.

Effects of inflation and heightened interest rates. Inflation in both the U.S. and internationally has weighed on the global economy, increasing prices for energy, shipping, and labor, among other areas of the macroeconomic environment. These events have caused a rise in borrowing costs as well, partly driven by actions taken by central banks to curb rising inflation, which has impacted buyer qualification and transaction timelines.

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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the ongoing conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the years ended September 30, 2024 and 2023, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

•
an increase in buyer demand for surplus merchandise as consumers aspire to make more environmentally conscious decisions, while also seeking greater value through purchasing less expensive goods, both of which could impact our long-term growth;
•
the increase in demand from sellers and buyers to transact in an online solution ensuring assets are sold for fair market value; and
•
in the long-term we expect innovation in the retail supply chain will increase the pace of product obsolescence and, therefore, increase the supply of surplus assets.

Revenues

Substantially all of our revenue is earned through the following transaction models:

Purchase model. Under our purchase transaction model, we recognize revenue within the Purchase revenues line-item on the Consolidated Statements of Operations from the resale of inventory that we purchased from sellers. We consider these sellers to be our vendors. We pay our sellers either a fixed amount or a portion of the net or gross proceeds received from our completed sales based on the value we receive from the sale, in some cases, after deducting a required return to us that we have negotiated with the seller. Because we are the principal in purchase transaction model sales, we recognize as revenue the sale price paid by the buyer upon completion of a transaction. The proceeds paid by buyers also include transaction fees, referred to as buyer premiums.

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

Other — fee revenue. We also earn non-consignment fee revenue from Machinio's subscription services, auction listing service fees for foreclosed real estate at our GovDeals segment (payable regardless of whether or not an auction is completed), as well as other services including asset valuation, product handling, and storage fees. Non-consignment fee revenue is recorded within the Consignment and other fee revenues line-item on the Consolidated Statements of Operations.

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 85.1%, 85.8%, and 86.3% of our consolidated GMV for the years ended September 30, 2024, 2023, and 2022, respectively; however, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 34.9%, 37.7%, and 38.4% of our total revenues for the years ended September 30, 2024, 2023, and 2022, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 14.9%, 14.2%, and 13.7% of our consolidated GMV for the years ended September 30, 2024, 2023, and 2022, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 57.7%, 54.7%, and 54.0% of our total revenues for the years ended September 30, 2024, 2023, and 2022, respectively.

Other fee revenues accounted for 7.3%, 7.5%, and 7.6% of our total revenues for the years ended September 30, 2024, 2023, and 2022, respectively

Our Vendor Agreements

Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $12.2 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Consolidated Balance Sheets as of September 30, 2024 and 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the year ended September 30, 2024, was $1.4 billion.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2024, 2023, and 2022, we had 5.5 million, 5.1 million, and 4.9 million, registered buyers, respectively. None of our buyers represented more than 10% of our revenue during the year ended September 30, 2024.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the years ended September 30, 2024, 2023, and 2022, 4.0 million, 3.3 million, and 3.1 million participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the years ended September 30, 2024, 2023, and 2022, we completed 1,081,000, 925,000 and 933,000 transactions, respectively.

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

We consider the following accounting estimates to be critical: business combinations (Note 4), and income taxes (Note 11). Refer to these individually referenced notes and Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting estimates. The following discussion is a supplement to the disclosures referenced.

Intangible assets. The fair valuation of intangible assets acquired in a business combination consists of customer and supplier relationships, technology, trade names, and other intangibles (comprised of patents and related assets). Intangible assets are amortized using the straight-line method over their estimated useful lives. The preliminary fair value of acquired intangible assets, excluding goodwill, arising from the Sierra acquisition was $5.4 million. This balance consisted of the following identified intangible assets, each with their own significant assumptions used, as follows:

•
Customer and Supplier Relationships - We valued the customer and supplier relationships intangibles using the multi-period excess earnings method, an income approach valuation model. The significant assumptions used in the income approach includes estimates about future expected cash flows from supplier contracts, the attrition rate, and the discount rate.
•
Trade Name - We valued the trade name acquired using a relief-from-royalty method. The significant assumptions used in the relief-from-royalty method include future expected cash flows from the trade name, the royalty rate, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our preliminary purchase price allocation, goodwill arising from the acquisition of Sierra was determined to be $7.9 million; see Note 4 - Sierra Acquisition, for further information.

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

Other operating expenses, net. Other operating expenses, net includes acquisition-related costs, impairment of long-lived and other assets, impacts of lease terminations, as well as business realignment expenses, including those associated with restructuring initiatives and the exit of certain business operations.

Interest and other income, net. Interest and other income, net consists of interest income on interest-bearing checking accounts, money market funds, interest and unused commitment fees in connection with the Company's Credit Agreement, the components of net periodic pension cost (benefit) other than the service component and impacts of foreign currency fluctuations.

Income taxes. Income taxes include current and deferred income tax expense for the U.S. federal, state, and foreign jurisdictions. During the years ended September 30, 2024, 2023 and 2022, the Company had an effective income tax rate of 26.7%, 27.7% and 15.4%, respectively, which included federal, state, and foreign income taxes.

Results of Operations

The following table presents reportable segment GMV, revenue, segment direct profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated ($ in thousands):

	Year Ended September 30,
(dollars in thousands	2024	2023	2022
GovDeals:
GMV	$836,288	$726,124	$720,323
Total revenue	$76,557	$62,010	$59,352
Segment direct profit	$71,727	$58,810	$56,408
Segment direct profit as a percentage of total revenue	93.7%	94.8%	95.0%
RSCG:
GMV	$320,683	$285,574	$236,236
Total revenue	$233,003	$200,218	$166,100
Segment direct profit	$66,873	$68,068	$63,704
Segment direct profit as a percentage of total revenue	28.7%	34.0%	38.4%
CAG:
GMV	$209,661	$191,333	$188,813
Total revenue	$37,668	$38,476	$42,575
Segment direct profit	$31,268	$32,215	$29,120
Segment direct profit as a percentage of total revenue	83.0%	83.7%	68.4%
Machinio:
GMV	—	—	—
Total revenue	$16,157	$13,821	$12,083
Segment direct profit	$15,364	$13,110	$11,471
Segment direct profit as a percentage of total revenue	95.1%	94.9%	94.9%
Consolidated:
GMV	$1,366,632	$1,203,031	$1,145,372
Total revenue	$363,318	$314,462	$280,050

NM = not meaningful

Year Ended September 30, 2024 Compared to Year Ended September 30, 2023

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased $14.5 million, or 23.5%, due to a $110.2 million, or 15.2%, increase in GMV driven by increased personal property sales, particularly in the vehicle and heavy equipment categories, and continued growth in our seller base. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra. Segment direct profit increased by $12.9 million, or 22.0%, consistent with the increase in revenues. Segment direct profit as a percentage of revenue declined slightly due to the previously noted expansion in service offerings.

RSCG. Revenue from our RSCG reportable segment increased by $32.8 million, or 16.4%, due to a $35.1 million, or 12.3%, increase in GMV due to expansion in our purchase programs and sell-in place consignment solutions. Segment direct profit decreased by $1.2 million, or 1.8%, and Segment direct profit as a percentage of total revenue decreased from 34.0% to 28.7%, due to increased volumes from expanded purchase programs, driven by general merchandise categories that are lower-touch and did not have a significant impact on RSCG’s operating expenses, and a lower blended take-rate on our consignment sales. These increased purchase volumes and their effect of lowering Segment direct profit as a percentage of total revenue are expected to continue into fiscal 2025.

CAG. Revenue from the CAG reportable segment decreased by $0.8 million, or 2.1%, while GMV increased by $18.3 million, or 9.6%. The increase in GMV was driven by consignment sales in our industrial and heavy equipment categories, while Revenue declined slightly due to lower availability of large spot purchase transactions with international clients as well as an increase in consignment sales. Despite inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, Segment direct profit as a percentage of total revenue remained relatively consistent between the periods. As a result of the decline in revenues, Segment direct profit decreased by $0.9 million, or 2.9%. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 16.9%, or $2.3 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, Segment direct profit increased 17.2%, or $2.3 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the period.

Consolidated Results

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,		Change
(in thousands)	2024	2023	$	%
Purchase revenues	$209,800	$172,089	$37,711	21.9%
Consignment and other fee revenues	153,518	142,373	11,145	7.8%
Total revenue	363,318	314,462	48,856	15.5%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	178,152	142,322	35,830	25.2%
Technology and operations	61,377	57,078	4,299	7.5%
Sales and marketing	54,832	49,443	5,389	10.9%
General and administrative	31,962	28,074	3,888	13.8%
Depreciation and amortization	12,120	11,255	865	7.7%
Other operating expenses, net	1,471	186	1,285	692.8%
Total costs and expenses	339,914	288,358	51,556	17.9%
Income from operations	23,404	26,105	(2,701)	(10.3)%
Interest and other income, net	(3,854)	(2,912)	(943)	32.4%
Income before provision for income taxes	27,260	29,016	(1,757)	(6.1)%
Provision for income taxes	7,269	8,039	(770)	(9.6)%
Net income	$19,991	$20,978	$(986)	(4.7)%

NM = not meaningful

Total revenues. Total consolidated revenue increased $48.9 million, or 15.5%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $35.8 million, or 25.2%, which changed at a higher rate than Revenue primarily due to increased volumes from expanded purchase programs at our RSCG segment, driven by lower-touch general merchandise categories.

Technology and operations expenses. Technology and operations expenses increased $4.3 million, or 7.5%, primarily in support of the increased transaction volumes across our segments, including operating costs associated with expanded full-service consignment solutions in our GovDeals segment through our acquisition of Sierra, and a $0.5 million increase in stock compensation.

Sales and marketing expenses. Sales and marketing expenses increased $5.4 million, or 11.0%, due to our market share expansion and client diversification efforts, and a $0.6 million increase in stock compensation. Furthermore, the year ended September 30, 2023, included a $0.9 million non-recurring benefit from a concluded client program.

General and administrative expenses. General and administrative expenses increased by $3.9 million, or 13.8%, due to a $1.8 million increase in stock compensation primarily from variable stock awards tied to financial performance targets, $0.5 million in litigation settlement expense incurred during the year ended September 30, 2024 (see Note 16 - Legal Proceedings for further information), and other costs in support of our growth.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 7.7%, in connection with our acquisition of Sierra; see Note 4 - Sierra Acquisition.

Interest and other income, net. Interest and other income, net increased $0.9 million, or 32.4%, due to higher balances held in cash equivalent and short-term investments and the effect of rising interest rates.

Provision for income taxes. Provision for income taxes decreased $0.7 million to an expense of $7.3 million from an expense of $8.0 million due to the decrease in state and deferred income taxes resulting from lower income in the current year compared to prior year. The Company's effective tax rate was 26.7% for the twelve months ended September 30, 2024. The 2024 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent adjustments.

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

Consolidated Results

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2023	2022	$ Change	% Change
Purchase revenues	$172,089	$151,271	$20,818	13.8%
Consignment and other fee revenues	142,373	128,779	13,594	10.6%
Total revenues	314,462	280,050	34,412	12.3%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	142,322	119,407	22,916	19.2%
Technology and operations	57,078	55,522	1,556	2.8%
Sales and marketing	49,443	43,224	6,219	14.4%
General and administrative	28,074	28,282	(208)	(0.7)%
Depreciation and amortization	11,255	10,322	933	9.0%
Fair value adjustment of acquisition earn-outs	—	(24,500)	24,500	NM
Other operating expenses, net	186	388	(202)	(52.1)%
Total costs and expenses	288,358	232,645	55,713	23.9%
Income from operations	26,105	47,405	(21,300)	(44.9)%
Interest and other income, net	(2,912)	(248)	(2,664)	NM
Income before provision for income taxes	29,016	47,653	(18,636)	(39.1)%
Provision for income taxes	8,039	7,329	710	9.7%
Net income	$20,978	$40,324	$(19,346)	(48.0)%

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

Provision for income taxes. Provision for income taxes increased $0.7 million to an expense of $8.0 million from an expense of $7.3 million due to the increase in state and deferred income taxes resulting from higher income in the current year compared to prior year, exclusive of the $24.5 million non-cash gain from the fair-market value adjustment of the Bid4Assets acquisition earn-out liability. The Company's effective tax was 27.7% for the twelve months ended September 30, 2023. The 2023 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent adjustments.

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
•
We believe isolating other non-cash charges, such as impairment costs or other costs incurred outside our ordinary course of business, provides additional information about our cost structure, and, over time, helps track our performance.
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

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA as calculated by us are not necessarily comparable to similarly titled measures used by other companies. In addition, Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA: (a) do not represent net income or cash flows from operating activities as defined by GAAP; (b) are not necessarily indicative of cash available to fund our cash flow needs; and (c) should not be considered as alternatives to net income, income from operations, cash provided by (used in) operating activities, or our other financial information as determined under GAAP.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Year ended September 30,
	2024	2023	2022
Net income	$19,991	$20,978	$40,324
Interest and other (income) expense, net(1)	(4,048)	(2,859)	126
Provision for income taxes	7,269	8,039	7,329
Depreciation and amortization	12,120	11,255	10,322
Non-GAAP EBITDA	$35,332	$37,412	$58,101
Stock compensation expense	11,087	8,191	8,482
Acquisition-related costs and litigation settlement expense(2)	1,830	252	473
Business realignment expenses(3)	251	—	191
Fair value adjustments to acquisition earn-outs	—	—	(24,500)
Non-GAAP Adjusted EBITDA	$48,500	$45,855	$42,747

1 Interest and other (income) expense, net excludes non-services pension and other postretirement expense (benefit).

2 Acquisition-related costs are included in Other operating expenses (income), net on the Consolidated Statements of Operations. Litigation settlement expense reflects significant legal settlements not expected to reoccur and are included in General and administrative expenses on the Consolidated Statements of Operations. For further information see Note 16 - Legal Proceedings, discussing the litigation settlement that occurred during the fiscal year ended September 30, 2024.

3 Business realignment expenses, included as a component of Other operating expenses (income), net on the Consolidated Statements of Operations, includes the amounts accounted for as exit costs under ASC 420, Exit or Disposal Cost Obligations, and the related impacts of business realignment actions subject to other accounting guidance.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases, and acquisitions. As of September 30, 2024, we had $153.2 million in Cash and cash equivalents and $2.3 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the year ended September 30, 2024, were $8.9 million. As of September 30, 2024, we had no significant outstanding commitments for capital expenditures.

Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the development and deployment of new marketplaces, the introduction of new value-added services and the costs to expand our network of warehouses including our new lease for warehouse space in Brownsburg, Indiana which commenced during the year ended September 30, 2024. We may seek to enter agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. There is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Credit Agreement

The Company maintains a $25.0 million Credit Agreement with Wells Fargo Bank, National Associated (the Credit Agreement). During the year ended September 30, 2023, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2025 (the First Amendment). During the six months ended March 31, 2024, the Credit Agreement was amended to extend the maturity date by an additional 12 months to March 31, 2026 (the Second Amendment). No other changes, including regarding the borrowing terms or capacities, were made to the Credit Agreement as a result of the First Amendment or the Second Amendment.

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the year ended September 30, 2024, the Company did not make any draws under the Line of Credit and issued $7.5 million of standby letters of credit. As of September 30, 2024, the Company had no outstanding borrowings under the Line of Credit and had $7.5 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $17.5 million of remaining borrowing capacity under the Line of Credit as of September 30, 2024.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2024, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.8 million of undistributed foreign earnings as of September 30, 2024. As of September 30, 2024 and 2023, $25.7 million and $19.1 million, respectively, of cash and cash equivalents was held outside of the U.S.

Other Uses of Capital Resources

Sierra Acquisition. On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities in the southwestern U.S. See Note 4 - Sierra Acquisition for more information regarding this transaction.

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

On December 6, 2021, and May 13, 2022, the Company's Board of Directors authorized new stock repurchase plans of up to $20 million and $12 million, respectively. The Company repurchased 1,567,277 shares for $25.4 million during the year ended September 30, 2022.

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

The Company repurchased 564,887 shares for $9.4 million during the year ended September 30, 2024. As of September 30, 2024, the Company had $7.6 million of remaining authorization to repurchase shares through December 31, 2025.

On December 9, 2024, the Company's Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock through December 31, 2026.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: 2024 Compared to 2023

Net cash provided by operating activities was $70.2 million and $47.0 million for the years ended September 30, 2024 and 2023, respectively. The $23.2 million increase in cash provided by operating activities between periods was attributable to an $11.3 million increase in cash inflows associated with Accounts Payable and a $5.4 million increase in cash inflows associated with Inventory primarily due to increased purchases of inventory under standard payment terms related to the expansion of purchase programs at our RSCG segment, and a $9.3 million increase in cash inflows associated with Payables to sellers primarily attributable to increased consignment sales volumes at our GovDeals and RSCG segments as well as timing differences in the payment of GovDeals and RSCG seller settlements relative to the period end date. The settlements to the sellers for these sales will occur in the first quarter of fiscal 2025.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. As RSCG's purchase volumes increase in fiscal 2025, operating cash flow fluctuations from Accounts payable and Inventory may increase. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers may become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. We are also expecting to begin increasing our payments for US federal income taxes in fiscal 2025 as our remaining net operating loss carryforwards are used. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $16.1 million and $11.4 million for the years ended September 30, 2024 and 2023, respectively. The $4.7 million increase in cash used in investing activities was primarily driven by $13.2 million in cash paid, net of cash acquired, for the Sierra acquisition; see Note 4 - Sierra Acquisition for further information. This was partially offset by a $6.2 million increase from the maturation of short-term investments.

Net cash used in financing activities was $11.2 million and $22.1 million for the years ended September 30, 2024 and 2023, respectively. The $10.9 million decrease in cash used in financing activities was primarily driven by an $11.8 million decrease in share repurchases, offset slightly by $1.0 million in higher taxes paid associated with the net settlement of stock compensation awards.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of September 30, 2024, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of September 30, 2024, we do not have any debt; however, should the Company draw on our Letter of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

Management assessed our internal control over financial reporting as of September 30, 2024, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

As permitted by SEC guidance with respect to newly acquired entities, management excluded Sierra, which was acquired on January 1, 2024, from its assessment of internal control over financial reporting. The financial statements of Sierra Auction Management, Inc., constitute less than 2.0% of revenues and total assets (excluding goodwill and intangible assets which were integrated into the Company’s systems and control environment), in the consolidated financial statement amounts as of and for the year ended September 30, 2024. We are in the process of evaluating Sierra's existing controls and procedures and integrating Sierra into our internal control over financial reporting. See Note 4 - Sierra Acquisition, in the Notes to the Consolidated Financial Statements for further discussion on the Sierra acquisition and its impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2024, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Liquidity Services, Inc. and subsidiaries (the "Company") as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2024, of the Company and our report dated December 12, 2024, expressed an unqualified opinion on those financial statements.

As described in the Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Sierra Auction Management Inc., which was acquired on January, 1, 2024, and whose financial statements constitute less than 2.0% of revenues and total assets (excluding goodwill and intangible assets which were integrated into the Company’s systems and control environment), of the consolidated financial statement amounts as of and for the year ended September 30, 2024. Accordingly, our audit did not include the internal control over financial reporting at Sierra Auction Management, Inc.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte and Touche LLP

McLean, Virginia

December 12, 2024

Item 9B. Other Information.

On August 21. 2024, Edward J. Kolodzieski, a member of Liquidity’s Board of Directors, entered into a Rule 10b5-1 trading arrangement that provides for the sale of 30,000 shares of Liquidity Common Stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until the earlier of (1) August 22, 2025, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

On December 9, 2024, the Company's Board of Directors authorized the repurchase of up to $10.0 million of the Company's outstanding shares of common stock through December 31, 2026. This authorization is in addition to the $7.6 million remaining under the September 8, 2023 authorization to repurchase up to $15.2 million in shares through December 31, 2025. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of alternative investment opportunities. The repurchase program will be executed consistent with the Company's capital allocation strategy of prioritizing investment to grow the business over the long term.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Incorporated by reference from the Company's Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2024.

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

Insider Trading Policy

We have adopted an Insider Trading Policy to assist the Company's employees and directors in complying with insider trading laws and protect the Company from legal liability and promote its business interest in maintaining its reputation for integrity. A copy of the policy is filed as Exhibit 19.1 to this Form 10-K. Under this policy, employees, officers and directors of the Company, as well as other persons who may have access to material nonpublic information, are prohibited from engaging in certain transactions relating to Company securities held by them.

Item 11. Executive Compensation.

Incorporated by reference from the Company's Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

Incorporated by reference from the Company's Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Incorporated by reference from the Company's Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2024.

Item 14. Principal Accountant Fees and Services.

Incorporated by reference from the Company's Proxy Statement relating to its 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)		Page
(1)	The following documents related to the financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm (PCAOB ID No.34)	62
	Consolidated Balance Sheets as of September 30, 2024, and 2023	64
	Consolidated Statements of Operations for the years ended September 30, 2024, 2023, and 2022	65
	Consolidated Statements of Comprehensive Income for the years ended September 30, 2024, 2023, and 2022	66
	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2024, 2023, and 2022	67
	Consolidated Statements of Cash Flows for the years ended September 30, 2024, 2023, and 2022	68
	Notes to the Consolidated Financial Statements	69

(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2024, 2023, and 2022:
	II—Valuation and Qualifying Accounts	99
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries (the "Company") as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 12, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue - Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company earns revenue (1) on transactions where they resell inventory that they purchase from sellers, (2) from the sale of inventory that is sold on a consignment basis, and (3) from other non-consignment fee transactions. When acting as a principal, the Company purchases an asset or assets from a seller and then seeks to sell the asset or assets to a buyer. The Company then recognizes as purchase revenue the gross proceeds from the sale, including buyer's premiums. When the Company is acting as an agent, its performance obligation is to arrange for the seller to sell an asset or assets to the buyer directly. The Company recognizes consignment and other fee revenues based on the sales commissions that are paid to the Company by the sellers for utilizing the Company's services. Consideration is variable based on units, final auction prices, or other factors, until the buyer’s purchase of the asset or assets is complete, or the service has been provided.

We identified a critical audit matter related to revenue transactions recorded, which required an increased extent of effort, including the need for us to involve professionals with expertise in information technology (“IT”), to identify, test, and evaluate the Company’s systems, applications, and automated controls.

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
o
Performed testing of system interface controls and automated controls relevant to the revenue processes.
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
o
Agreeing the selected revenue transactions recognized to underlying source documents
o
Testing the classification of each transaction as either purchase revenue, where the Company acts as a principal and records revenue based on the gross value of the asset sale, or commission and other fee revenue, where the Company acts as an agent and records only the fee earned net of the sale transaction value.

/s/ Deloitte and Touche LLP

McLean, Virginia
December 12, 2024
We have served as the Company’s auditor since 2021.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	September 30,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$153,226	$110,281
Short-term investments	2,310	7,891
Accounts receivable, net of allowance for doubtful accounts of $1,680 and $1,424	11,467	7,848
Inventory, net	17,099	11,116
Prepaid taxes and tax refund receivable	1,519	1,783
Prepaid expenses and other current assets	13,614	7,349
Total current assets	199,235	146,268
Property and equipment, net	17,961	17,156
Operating lease assets	12,005	9,888
Intangible assets, net	13,912	12,457
Goodwill	97,792	89,388
Deferred tax assets	1,728	7,050
Other assets	4,255	6,762
Total assets	$346,888	$288,970
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$58,693	$39,115
Accrued expenses and other current liabilities	28,261	23,809
Current portion of operating lease liabilities	5,185	4,101
Deferred revenue	4,788	4,701
Payables to sellers	58,226	48,992
Total current liabilities	155,153	120,718
Operating lease liabilities	9,060	6,581
Other long-term liabilities	115	137
Total liabilities	164,328	127,436
Commitments and contingencies (Note 16)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 36,707,840 shares issued and outstanding at September 30, 2024; 36,142,346 shares issued and outstanding at September 30, 2023	37	36
Additional paid-in capital	275,771	265,945
Treasury stock, at cost; 6,015,496 shares at September 30, 2024, and 5,433,045 shares at September 30, 2023	(93,854)	(84,031)
Accumulated other comprehensive loss	(9,427)	(10,457)
Retained earnings (accumulated deficit)	10,033	(9,958)
Total stockholders’ equity	182,560	161,533
Total liabilities and stockholders’ equity	$346,888	$288,970

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Year Ended September 30,
	2024	2023	2022
Purchase revenues	$209,800	$172,089	$151,271
Consignment and other fee revenues	153,518	142,373	$128,779
Total revenue	363,318	314,462	280,050
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	178,152	142,322	119,407
Technology and operations	61,377	57,078	55,522
Sales and marketing	54,832	49,443	43,224
General and administrative	31,962	28,074	28,282
Depreciation and amortization	12,120	11,255	10,322
Fair value adjustment of acquisition earn-outs	—	—	(24,500)
Other operating expenses, net	1,471	186	388
Total costs and expenses	339,914	288,358	232,645
Income from operations	23,404	26,105	47,405
Interest and other income, net	(3,854)	(2,912)	(248)
Income before provision for income taxes	27,260	29,016	47,653
Provision for income taxes	7,269	8,039	7,329
Net income	$19,991	$20,978	$40,324
Basic income per common share	$0.66	$0.68	$1.25
Diluted income per common share	$0.63	$0.65	$1.20
Basic weighted average shares outstanding	30,496,306	31,075,648	32,292,978
Diluted weighted average shares outstanding	31,634,192	32,074,561	33,719,424

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

	Year Ended September 30,
	2024	2023	2022
Net income	$19,991	$20,978	$40,324
Other comprehensive income (loss):
Defined benefit pension plan—unrecognized amounts	(485)	(1,411)	1,836
Foreign currency translation	1,516	1,238	(3,110)
Other comprehensive income (loss)	1,031	(173)	(1,274)
Comprehensive income	$21,022	$20,805	$39,050

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Loss)	Total
Balance at September 30, 2021	35,457,095	$35	$252,017	(2,222,083)	$(36,628)	$(9,011)	$(71,398)	$135,015
Net income	—	—	—	—	—	—	40,324	40,324
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	664,921	1	(1)	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(140,202)	—	(2,805)	—	—	—	—	(2,805)
Common stock repurchases	—	—	—	(1,567,277)	(25,447)	—	—	(25,447)
Common stock surrendered in the exercise of stock options	—	—	478	(23,839)	(479)	—	—	(1)
Forfeiture of restricted stock awards	(257,757)	—	—	—	—	—	—	—
Stock compensation expense	0	—	8,586	—	—	—	—	8,586
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	1,836	—	1,836
Foreign currency translation	—	—	—	—	—	(3,110)	138	(2,972)
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net income	—	—	—	—	—	—	20,978	20,978
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	500,540	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(82,252)	—	(1,261)	—	—	—	—	(1,261)
Common stock repurchases	—	—	—	(1,607,141)	(21,277)	—	—	(21,277)
Common stock surrendered in the exercise of stock options	—	—	200	(12,705)	(200)	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	8,235	—	—	—	—	8,235
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(1,411)	—	(1,411)
Foreign currency translation	—	—	—	—	—	1,238	1	1,239
Balance at September 30, 2023	36,142,345	$36	$265,945	(5,433,045)	$(84,031)	$(10,458)	$(9,958)	$161,533
Net income	—	—	—	—	—	—	19,991	19,991
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	684,745	1	597	—	—	—	—	598
Taxes paid associated with net settlement of stock compensation awards	(119,250)	—	(2,254)	—	—	—	—	(2,254)
Common stock repurchases	—	—	—	(564,887)	(9,426)	—	—	(9,426)
Common stock surrendered in the exercise of stock options	—	—	397	(17,564)	(397)	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—
Stock compensation expense	—	—	11,087	—	—	—	—	11,087
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(485)	—	(485)
Foreign currency translation and other	—	—	—	—	—	1,516	—	1,516
Balance at September 30, 2024	36,707,840	$37	$275,771	(6,015,496)	$(93,854)	$(9,427)	$10,033	$182,560

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Year Ended September 30,
	2024	2023	2022
Operating activities
Net income	$19,991	$20,978	$40,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,120	11,255	10,322
Change in fair value of earn-out liability	—	—	(24,500)
Stock compensation expense	11,087	8,191	8,482
Inventory adjustment to net realizable value	163	1,048	194
Provision for doubtful accounts	839	1,390	136
Deferred tax expense (benefit)	5,323	6,578	6,287
Impairment of long-lived and other non-current assets	—	—	31
(Gain) loss on disposal of property and equipment	(14)	(36)	(14)
Gain on disposal of lease assets	—	—	(240)
Changes in operating assets and liabilities:
Accounts receivable	(4,269)	2,725	(6,290)
Inventory	4,949	(479)	441
Prepaid taxes and tax refund receivable	264	(152)	82
Prepaid expenses and other assets	(3,036)	(1,166)	(1,805)
Operating lease assets and liabilities	1,447	(228)	396
Accounts payable	8,374	(2,889)	1,548
Accrued expenses and other current liabilities	4,212	277	(2,653)
Deferred revenue	87	262	(185)
Payables to sellers	8,684	(581)	13,000
Other liabilities	—	(157)	(723)
Net cash provided by operating activities	70,221	47,016	44,833
Investing activities
Purchases of property and equipment, including capitalized software	(8,907)	(5,386)	(8,121)
Purchase of short-term investments	(2,264)	(8,037)	(1,820)
Maturities of short-term investments	8,161	1,923	—
Cash paid for business acquisition, net of cash acquired	(13,157)	—	(11,164)
Other investing activities, net	54	68	21
Net cash used in investing activities	(16,113)	(11,432)	(21,084)
Financing activities
Payments of the principal portion of finance lease liabilities	(89)	(101)	(99)
Payments of debt issuance costs	—	—	(91)
Proceeds from exercise of common stock options, net of tax	598	496	—
Taxes paid associated with net settlement of stock compensation awards	(2,254)	(1,262)	(2,806)
Payment of earn-out liability related to business acquisition	—	—	(3,500)
Common stock repurchases	(9,426)	(21,198)	(25,447)
Net cash used in financing activities	(11,171)	(22,065)	(31,943)
Effect of exchange rate differences on cash and cash equivalents	8	640	(2,019)
Net increase (decrease) in cash and cash equivalents	42,945	14,159	(10,213)
Cash and cash equivalents at beginning of year	110,281	96,122	106,335
Cash and cash equivalents at end of year	$153,226	$110,281	$96,122
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$1,710	$1,590	$885
Non-cash: Common stock surrendered in the exercise of stock options	$397	$200	$479

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

On January 1, 2024, the Company acquired Sierra Auction Management, Inc. (Sierra), an Arizona corporation based in Phoenix, AZ. Sierra is a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. See Note 4 – Sierra Acquisition for more information regarding this transaction.

On November 1, 2021, our GovDeals segment acquired Bid4Assets, Inc. (Bid4Assets), a Maryland corporation based in Silver Spring, MD. Bid4Assets is a leading online marketplace focused on conducting foreclosed real estate auctions. See Note 3 - Bid4Assets Acquisition for more information regarding this transaction.

Reportable Segments

The Company has four operating and reportable segments under which we conduct business: GovDeals, Capital Assets Group (CAG), Retail Supply Chain Group (RSCG), and Machinio. Further information and operating results of our reportable segments can be found in Note 17 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Bid4Assets Acquisition and Note 4 - Sierra Acquisition, respectively.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and direct-to-consumer sales on its AllSurplus Deals and Secondipity marketplaces and other third-party sales channels.
•
CAG. The CAG reportable segment enables commercial businesses to sell surplus assets on our AllSurplus marketplace. The core verticals in which CAG operates include industrial manufacturing, oil and gas, heavy equipment, biopharma, and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG benefits from a global base of buyers and sellers enabling the sale and redeployment of assets wherever they’re most likely to generate the best value and highest use across the world. This segment primarily uses the AllSurplus and GovDeals marketplaces.
•
Machinio. The Machinio reportable segment operates a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of software tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Changes in allowances, which are included in Sales and marketing

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

within the Consolidated Statements of Operations, are based on management’s judgment, which considers historical bad debt experience, a specific review of all significant outstanding invoices, customer-specific information and relevant conditions, and an assessment of general economic conditions. As of September 30, 2024, the Company's bad debt allowance was $1.7 million.

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or net realizable value in the line-item Inventory, net on the Consolidated Balance Sheets. Cost is generally determined using the specific identification method. Costs associated with our warehouse operations are expensed as incurred and included within Technology and operations expenses in the Consolidated Statements of Operations. Charges for unsellable inventory, as well as for inventory written down to net realizable value, are included in Cost of goods sold in the period in which they have been determined to occur. As of September 30, 2024, the Company's Inventory, net on its Consolidated Balance Sheet reflects immaterial adjustments to net realizable value. As of September 30, 2023, the Company's Inventory, net on its Consolidated Balance Sheet reflects adjustments to net realizable value of $1.0 million.

Prepaid expenses and other current assets

Prepaid expenses and other current assets include the short-term portion of contract assets (described in "Contract Assets and Liabilities"), capitalized sales commissions paid (described in "Contract Costs"), recoverable value-added tax, as well as other miscellaneous prepaid expenses.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Intangible Assets

Intangible assets consist of customer and supplier relationships, technology, trade names, and other intangibles (comprised of patents and related assets). Intangible assets are amortized using the straight-line method over their estimated useful lives.

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

For the Company’s CAG segment, certain transactions may involve cooperation with third parties to satisfy the performance obligation of arranging for the sale of assets to a buyer, with proceeds shared among the parties. When a seller requests multiple parties to fulfill its performance obligation, the Company recognizes revenue in the amount of the portion of purchase or consignment proceeds to be retained by the Company. When the Company controls whether to use third parties to fulfill its performance obligation, it is considered the principal and revenue is recognized on a gross basis, with amounts due to third parties recognized as an expense.

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

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues. As of September 30, 2024, the Machinio segment had a remaining performance obligation of $4.8 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.

Cost of Goods Sold

Cost of goods sold includes direct and incremental costs of purchasing inventory, transporting property for auction, shipping and handling costs, and credit card and other transaction fees. For transactions where the Company resells inventory that was purchased from sellers, the cost of goods sold includes the cost of that inventory, generally using specific identification. There are no inventory costs associated with consignment sales.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.5 million and $0.9 million as of September 30, 2024 and 2023, respectively, and is included in the line-item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration and generally arise from upfront payments received in connection with Machinio's subscription services. The contract liability balance was $4.8 million and $4.7 million as of September 30, 2024 and 2023, respectively, and is included in the line-item Deferred revenue on the Consolidated Balance Sheet. Of the September 30, 2023 contract liability balance, $4.6 million was earned as Fee Revenue during the year ended September 30, 2024.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized over the expected life of the customer contract. The contract cost balance was $2.3 million and $2.2 million as of September 30, 2024 and 2023, respectively, and is included in the line-item Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. Amortization expense was $1.6 million and $1.3 million during the year ended September 30, 2024 and 2023, respectively.

Risk Associated with Certain Concentrations

For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed; however, for the remaining buyers, goods are not shipped before payment is made, and as a result the Company is not subject to significant collection risk from those buyers.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $12.2 million and $5.8 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Consolidated Inventory balances as of September 30, 2024 and 2023, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

Advertising Costs

Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $5.2 million, $4.5 million, and $4.6 million for the years ended September 30, 2024, 2023, and 2022, respectively.

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

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes (in thousands):

	Foreign Currency Translation Adjustments	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at September 30, 2021	$(7,484)	$(1,527)	$(9,011)
Current-period other comprehensive income (loss)	(3,110)	1,836	(1,274)
Balance at September 30, 2022	(10,594)	309	(10,285)
Current-period other comprehensive (loss)	1,238	(1,411)	(173)
Balance at September 30, 2023	(9,356)	(1,102)	(10,458)
Current-period other comprehensive (loss)	1,516	(485)	1,031
Balance at September 30, 2024	$(7,840)	$(1,587)	$(9,427)

Recent Accounting Pronouncements

Accounting Standards Adopted

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). The majority of the Company’s sales require payment in advance of the sale, but a limited number of buyers are approved to conduct sales on credit. Accounts receivables related to those sales are generally short-term in nature and do not require the posting of collateral. The Company estimates its allowances for expected credit loss based on historical collection trends, the age of outstanding receivables, existing economic conditions, and the specific facts and circumstances of individual customers. If events or changes in circumstances indicate that specific receivable balances may be impaired, further consideration is given to the collectability of those balances and the allowance is adjusted accordingly. Past-due account balances are written off when the Company’s internal collection efforts have been unsuccessful in collecting the amounts due. The Company adopted the new standard effective October 1, 2023. The adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU will require organizations to disaggregate certain expense captions an entity presents on the face of the income statement into specific categories in disclosures within the footnotes to the financial statements. This guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2028. The guidance is required to be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

3. Bid4Assets Acquisition

On November 1, 2021, our GovDeals segment purchased all of the issued and outstanding shares of stock of Bid4Assets, Inc. (Bid4Assets), a Maryland corporation. Bid4Assets is a leading online marketplace focused on conducting foreclosed real estate auctions. The results of Bid4Assets' operations are included within our GovDeals reportable segment and reporting unit.

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

The Company's allocation of the purchase price to the assets acquired and liabilities assumed as of the Bid4Assets acquisition date of November 1, 2021, was as follows:

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

Contingent Consideration

During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets. Through and as of the final measurement period ended December 31, 2022, $3.5 million in earn-out payments were made. See further discussion of this matter within Note 14 - Fair Value Measurement.

Other Information

Revenue, net income (loss), and pro forma information related to the Bid4Assets acquisition was immaterial to the consolidated financial statements and its related notes for the years ended September 30, 2024, 2023, and 2022.

4. Sierra Acquisition

On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. Total preliminary purchase consideration was approximately $13.7 million paid in cash. As of September 30, 2024, the Company's purchase price allocation related to this acquisition is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date.

In connection with its acquisition of Sierra, the Company preliminarily recorded the fair value of acquired supplier relationships and trade name assets for $5.1 million and $0.3 million, respectively, and goodwill of $7.9 million. The supplier relationships and trade name will be amortized on a straight-line basis over a useful life of six and three years, respectively. The total goodwill arising from the acquisition is included in the GovDeals reportable segment and is deductible for tax purposes.

Sierra's financial results are reported within the GovDeals reportable segment. Revenue, net income (loss), and pro forma information related to the Sierra acquisition was immaterial to the consolidated financial statements and its related notes for the year ended September 30, 2024.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

5. Earnings Per Share

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

The computation of basic and diluted net income per share is as follows:

	Year Ended September 30,
	2024	2023	2022
Numerator:
Net income	$19,991	$20,978	$40,324
Denominator:
Basic weighted average shares outstanding	30,496,306	31,075,648	32,292,978
Dilutive impact of stock options, RSUs and RSAs	1,137,886	998,913	1,426,446
Diluted weighted average shares outstanding	31,634,192	32,074,561	33,719,424
Basic income per common share	$0.66	$0.68	$1.25
Diluted income per common share	$0.63	$0.65	$1.20
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	1,286,030	1,808,606	1,009,288

6. Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2024	2023
	(in thousands)
Computers and purchased software	$2,351	$2,151
Developed software for internal-use	30,341	25,820
Equipment	10,177	9,337
Leasehold improvements	4,182	2,979
Building	2,203	2,158
Furniture and fixtures	391	413
Vehicles	1,536	1,383
Land	754	754
Construction in progress	3,030	2,249
Total property and equipment	54,965	47,244
Less: Accumulated depreciation and amortization	(37,004)	(30,088)
Total property and equipment, net	$17,961	$17,156

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Depreciation and amortization expense related to property and equipment for the years ended September 30, 2024, 2023, and 2022, was $8.1 million, $7.4 million, and $6.5 million, respectively. Included in those amounts is amortization of internally developed software for internal use of $6.0 million, $5.6 million, and $4.7 million, respectively.

The Company did not record impairment charges on material property and equipment during the years ended September 30, 2024, 2023, and 2022.

7. Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment.

The operating leases have remaining terms of up to 4.7 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	September 30,
	2024	2023
Finance lease – lease asset amortization	$70	$78
Finance lease – interest on lease liabilities	11	11
Operating lease cost	5,457	5,328
Short-term lease cost	318	413
Variable lease cost (1)	1,458	1,300
Sublease income	(19)	(88)
Total net lease cost	$7,295	$7,042

(1) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	September 30, 2024
	Operating Leases	Finance Leases
2025	$5,877	$86
2026	4,204	83
2027	2,404	30
2028	2,050	7
2029	1,196	—
Thereafter	—	—
Total lease payments (1)	15,731	206
Less: imputed interest (2)	$(1,481)	$(14)
Total lease liabilities	$14,250	$192

(1) The weighted average remaining lease term is 3.3 years for operating leases and 2.4 years for finance leases as of September 30, 2024, and 2.8 years for operating leases and 2.9 years for finance leases as of September 30, 2023.

(2) The weighted average discount rate is 6.1% for operating leases and 5.6% for finance leases as of September 30, 2024, and 6.2% for operating leases and 5.6% for finance leases as of September 30, 2023.

Supplemental disclosures of cash flow information related to leases are:

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Years Ended September 30,
	2024	2023
Cash paid for amounts included in operating lease liabilities	$4,667	$4,754
Cash paid for amounts included in finance lease liabilities	$100	$101
Non-cash: lease liabilities arising from new operating lease assets obtained	$5,695	$725
Non-cash: lease liabilities arising from new finance lease assets obtained	$57	$—
Non-cash: adjustments to lease assets and liabilities(1)	$395	$418

(1) These include adjustments due to lease modifications, renewals, and other related adjustments.

Lease liabilities increased during the year ended September 30, 2024, due to the commencement of a lease for new warehouse space in Brownsburg, Indiana during the period, as well as new leases relating to the Sierra acquisitions; see Note 3 - Sierra Acquisition for further information.

8. Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Goodwill (in thousands)	GovDeals	CAG	Machinio	Total
Balance at September 30, 2021	$23,731	$21,583	$14,558	$59,872
Addition: Bid4Assets acquisition	30,083	—	—	30,083
Translation adjustments	—	(1,045)	—	(1,045)
Balance at September 30, 2022	$53,814	$20,538	$14,558	$88,910
Translation adjustments	—	478	—	478
Balance at September 30, 2023	$53,814	$21,016	$14,558	$89,388
Addition: Sierra acquisition	$7,869	$—	$—	$7,869
Translation adjustments	—	535	—	535
Balance at September 30, 2024	$61,683	$21,551	$14,558	$97,792

The increase in the goodwill balance of approximately $7.9 million at the GovDeals reportable segment and reporting unit during the year ended September 30, 2024, is due to the Sierra acquisition; see Note 4 - Sierra Acquisition for further information.

The increase in the goodwill balance of approximately $30.1 million at the GovDeals reportable segment and reporting unit during the year ended September 30, 2022, is due to the Bid4Assets acquisition; see Note 3 - Bid4Assets Acquisition for further information.

Accumulated goodwill impairment losses as of September 30, 2024 and 2023 were $168.6 million.

Impairment Analysis

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. As of July 1, 2024, the Company performed its annual impairment test qualitatively and concluded that it was more likely than not that the fair value of each reporting unit exceeded their carrying amounts. The Company did not record impairment charges on goodwill during the years ended September 30, 2024, 2023, and 2022.

The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended September 30, 2024.

9. Intangible Assets

Intangible assets consist of the following:

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

			September 30, 2024			September 30, 2023
(in thousands)	Useful Life (in years)	Weighted average useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	7	$22,100	$(8,805)	$13,295	$17,000	$(6,043)	$10,957
Technology	3 - 5	3	4,900	(4,839)	61	4,900	(4,105)	795
Trade names	3 - 7	5	2,200	(1,803)	397	1,900	(1,381)	519
Other intangibles	10	10	897	(738)	159	875	(689)	186
Total intangible assets, net			$30,097	$(16,185)	$13,912	$24,675	$(12,218)	$12,457

The Company has reclassified certain assets within the footnote for presentation purposes only, as well as renamed certain accounts. No changes have been made to the assets' respective underlying recorded amounts or useful lives, and there has been no effect on the current nor prior year financial results. What was previously classified as “Contract intangibles” is now “Customer and supplier relationships”. The Company has reclassified Brand intangibles from “Technology” and is now included within the “Trade names” intangible asset type. Previously reported “Patents and trademarks” have been separated such that “Other intangibles” are now comprised of patents and related assets. The gross carrying amount of total intangible assets increased by $5.4 million during the year ended September 30, 2024, due to the Sierra acquisition. The acquired supplier relationships and trade name assets are included in the above line items of Customer and supplier relationships and Trade names, respectively. See Note 4 - Sierra Acquisition for further information.

Future expected amortization of intangible assets at September 30, 2024, is as follows:

Year Ending September 30,	Amortization
(in thousands)
2025	$2,965
2026	2,721
2027	2,638
2028	2,604
2029	2,601
Thereafter	383
Total	$13,912

Amortization expense related to intangible assets for the years ended September 30, 2024, 2023, and 2022 was $4.0 million, $3.8 million, and $3.7 million, respectively. The increase in intangible amortization expense during the year ended September 30, 2023, was primarily due to the Bid4Assets acquisition.

The Company did not record impairment charges on any intangible assets during the years ended September 30, 2024, 2023, and 2022. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the year ended September 30, 2024.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

For the years ended September 30, 2024, 2023, and 2022, the Company recorded expenses of $1.5 million, $1.4 million, and $1.0 million, respectively, related to its contributions to the Plan.

11. Income Taxes

The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$710	$—	$—
State	1,105	1,179	487
Foreign	131	282	555
	1,946	1,461	1,042
Deferred tax provision (benefit):
U.S. Federal	3,811	5,251	4,962
State	1,468	1,280	1,275
Foreign	44	47	50
	5,323	6,578	6,287
Total provision (benefit)	$7,269	$8,039	$7,329

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2024	2023
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$17,605	$16,403
Net operating losses—U.S.	5,974	14,581
Accrued vacation and bonus	862	831
Inventory capitalization	543	486
Inventory reserves	1	243
Allowance for doubtful accounts	422	363
Stock compensation expense	4,354	3,288
Operating lease liabilities	3,488	3,552
Other	488	386
Total deferred tax assets before valuation allowance	33,737	40,133
Less: valuation allowance	(17,193)	(16,029)
Net deferred tax assets	16,544	24,104
Deferred tax liabilities:
Amortization of intangibles	1,835	2,666
Amortization of goodwill	8,203	7,964
Depreciation	1,050	1,004
Capitalized costs	141	1,440
Operating/right of use assets	2,933	3,365
Pension liability	654	615
Total deferred tax liabilities	$14,816	$17,054
Net deferred taxes	$1,728	$7,050

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2024	2023	2022
U.S. statutory rate	21.0%	21.0%	21.0%
Stock-based stock compensation expense	(3.2)%	(1.3)%	(2.0)%
Nondeductible compensation expense	1.2%	0.5%	2.0%
Fair value adjustments of acquisition earn-outs	—%	—%	(10.8)%
Other permanent items	0.4%	0.1%	(0.4)%
State taxes	7.9%	7.8%	3.3%
Net foreign rate differential	0.2%	—%	0.1%
Unrecognized tax benefits	—%	(0.5)%	—%
Change in valuation allowance	4.3%	1.4%	(3.3)%
Write-down of deferred tax assets on share-based stock compensation	0.9%	0.2%	0.5%
Write-down of deferred tax assets on net operating loss	(4.1)%	(0.8)%	4.2%
Other	(1.9)%	(0.7)%	0.8%
Effective rate	26.7%	27.7%	15.4%

As of September 30, 2024 and 2023, the Company had federal and state deferred tax assets of $1.4 million and $6.6 million, respectively, related to available federal and state net operating loss (NOL) carryforwards, foreign tax credit carryforwards, and other U.S. deductible temporary differences. The federal NOL carryforward has an indefinite life and state NOL carryforwards expire beginning in 2026. The Company's ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and other federal tax provisions. The foreign tax credit carryforwards expire beginning in 2025. At September 30, 2024 and 2023, the Company had deferred tax assets related to available foreign NOL carryforwards of $17.6. million and $16.4 million, respectively. All but $0.5 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2027.

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. Consideration was given to the tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis. The Company has recorded a valuation allowance of $17.2 million and $16.0 million against its gross deferred tax asset balance at September 30, 2024 and 2023, respectively. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2024, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not that all of its U.S. deferred tax assets are realizable, except for $0.2 million of foreign tax credit carry forwards that expire beginning in fiscal 2025.

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

The Inflation Reduction Act (IRA) was enacted on August 16, 2022. The IRA includes provisions imposing a 1% excise tax on share repurchases that occur after December 31, 2022, and introduces a 15% corporate alternative minimum tax (CAMT) on adjusted financial statement income. The CAMT became effective for us in fiscal year 2024 and has not had a material adverse impact on our financial statements.

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

On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra) for $13.7 million paid in cash. The purchase of the equity securities of Sierra was treated as at purchase of assets of Sierra for tax purposes.

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was $9.8 million as of September 30, 2024. As of September 30, 2024 and 2023, $25.7 million and $19.1 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended September 30,
	2024	2023	2022
Beginning balance at October 1	—	$143	$143
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(143)	—
Settlements	—	—	—
Balance at September 30	—	—	$143

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During 2024, the Company did not identify any new uncertain tax positions.

The Company recognizes interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. In July 2024, the state of California opened an income tax examination for tax years 2020 and 2021. The company does not expect any material adjustments to result from the examination. The Company has no other open income tax examinations in the U.S. and the statute of limitations for years prior to fiscal year 2021 is now closed; however, certain tax attribute carryforwards that were generated prior to fiscal year 2021 may be adjusted upon examination by tax authorities if they are utilized.

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

During the year ended September 30, 2024, the Credit Agreement was amended to extend the maturity date by an additional 12 months to March 31, 2026 (the Second Amendment). No other changes, including regarding the borrowing terms or capacities, were made to the Credit Agreement as a result of the First Amendment or the Second Amendment.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2024, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the year ended September 30, 2024, the Company did not make any draws under the Line of Credit and issued $7.5 million of standby letters of credit.

As of September 30, 2024, the Company had no outstanding borrowings under the Line of Credit and had $7.5 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $17.5 million of remaining borrowing capacity under the Line of Credit as of September 30, 2024.

During the year ended September 30, 2024, interest expense incurred by the Company under the Credit Agreement was immaterial to the consolidated financial statements.

13. Equity Transactions

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan (as amended, the LTIP) and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. During the year ended September 30, 2024, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock from 20,300,000 to 22,800,000, reserved for future issuance of awards under the LTIP. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of September 30, 2024, 2,410,227 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Year Ended September 30,
	2024	2023	2022
Equity-classified awards:
Stock options	$2,329	$2,002	$2,673
RSUs & RSAs	8,758	6,233	5,912
Total Equity-classified award	11,087	8,235	8,585
Liability-classified awards:
SARs	—	(44)	(104)
Total stock compensation expense:	$11,087	$8,191	$8,481

The Company had no liabilities for liability-classified stock compensation awards as of September 30, 2024 and 2023, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The table below presents the components of share-based compensation expense by line item within our Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2024	2023	2022
Stock Compensation Expense by Line Item
Technology and operations	$1,698	$1,226	$1,307
Sales and marketing	2,989	2,363	2,148
General and administrative	6,400	4,602	5,026
Total stock compensation expense:	$11,087	$8,191	$8,481

Share-Based Award Activity

Stock Options

The table below presents stock option activity (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2023	2,629,197	$11.41	5.12	$18,549
Granted	251,910	$18.00		$—
Exercised	(554,191)	$8.42		$6,608
Forfeited	(40,508)	$20.32		$20
Expired	(97,990)	$22.85		$—
Outstanding as of September 30, 2024	2,188,418	$12.25	5.22	$23,269
Vested and expected to vest as of September 30, 2024	2,169,945	$12.23	5.19	$23,111
Exercisable as of September 30, 2024	1,440,543	$9.56	3.98	$19,133

Of the 747,875 stock options not yet exercisable as of September 30, 2024, 312,961 can become exercisable by satisfying service conditions only, and 434,914 can become exercisable by satisfying service and performance or market conditions.

Stock options containing only service conditions generally vest over periods of one to four years and expire five to ten years from the date of grant. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2024, there was $2.2 million of unrecognized compensation cost related to stock options containing only service conditions, which is expected to be recognized over a weighted-average period of 2.2 years.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the years ended September 30, 2024, 2023, and 2022 were as follows:

Year Ended September 30,
	2024	2023	2022
Dividend yield	—	—	—
Expected volatility	59.1% - 60.8%	56.9% - 62.2%	57.0% - 62.2%
Risk-free interest rate	3.8% - 3.9%	3.4% - 3.9%	1.1% - 3.5%
Expected term	4.5- 5 years	4.5- 7.6 years	4.5- 7.4 years

The weighted-average grant date fair value of options granted during the year-ended September 30, 2024, 2023, and 2022 was $8.96, $7.49, and $10.70, respectively. The total intrinsic value of options exercised during 2024, 2023, and 2022 was $6.6 million, $3.0 million, and $3.8 million, respectively. Stock options containing performance conditions are discussed separately in the section below.

RSUs & RSAs

The table below presents RSU & RSA activity (aggregate fair value in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	RSU & RSA	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of September 30, 2023	1,557,341	$17.65	2.56	$27,440
Granted	676,356	$19.17		$12,969
Vested	(344,309)	$15.94		$6,094
Forfeited	(113,761)	$7.25		$1,977
Outstanding as of September 30, 2024	1,775,627	$18.38	2.24	$40,484
Expected to vest as of September 30, 2024	1,775,627	$18.38	2.24	$40,484

Of the outstanding RSUs & RSAs as of September 30, 2024, 876,442 can vest by satisfying service conditions only, and 899,185 can vest by satisfying service and performance or market conditions.

RSUs containing only service conditions vest ratably each year over periods of one to four years. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2024, there was $11.3 million of unrecognized compensation cost related to RSUs containing only service conditions, which is expected to be recognized over a weighted-average period of 2.4 years. RSUs and RSAs containing performance conditions and market conditions are discussed separately in the section below.

SARs

The Company made cash payments of $0 million, $0.2 million and $0.2 million to settle SARs exercised during the years ended September 30, 2024, 2023, and 2022, respectively. As of September 30, 2024, there were no SARs outstanding. No new SARs were awarded during the year ended September 30, 2024.

Stock Awards Containing Performance and Market Conditions

Stock awards containing performance conditions vest upon the achievement of specified financial targets of the Company or its business units. Vesting is generally measured on the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing twelve months performance of the Company or its business units. When it is probable that the performance targets will be achieved, stock compensation expense is recognized ratably over the derived service period. If the Company determines that achievement of the performance targets is no longer probable, the Company no longer records expense and reverses all previously recognized expense. As of September 30, 2024, there was $2.9 million of unrecognized compensation costs related to stock options and RSUs & RSAs, containing performance conditions that are considered probable of being met, which is expected to be recognized over a weighted-average period of approximately 1 year.

Stock awards containing market conditions vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the award, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. For equity-classified awards, the Company does not reverse expense recognized if the stock price target(s) are not ultimately achieved, but expense is reversed when such situations occur for liability classified awards. As of September 30, 2024, there was $0.5 million of unrecognized compensation costs related to stock options and RSUs containing market conditions, which is expected to be recognized over a weighted-average period of 1 year.

The fair value of stock options, RSUs and SARs containing market conditions is estimated using Monte Carlo simulations. The range of assumptions used to determine the fair value of these awards during the years ended September 30, 2024, 2023, and 2022 were as follows:

	Year Ended September 30,
	2024	2023	2022
Dividend yield	—	—	—

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Expected volatility	—	—	57.2% - 62.9%
Risk-free interest rate	—	—	1.1% - 1.5%
Expected holding period (% of remaining term)	—	—	29.4% - 100.0%

There were no awards containing market conditions for which to determine their fair value during the year ended September 30, 2024.

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

On December 6, 2021, and May 13, 2022, the Company's Board of Directors authorized new stock repurchase plans of up to $20 million and $12 million, respectively. The Company repurchased 1,567,277 shares for $25.4 million during the year ended September 30, 2022. As of September 30, 2022, the Company had $6.6 million of remaining share repurchase authorization through June 30, 2024.

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

The Company repurchased 564,887 shares for $9.4 million during the year ended September 30, 2024. As of September 30, 2024, the Company had $7.6 million of remaining authorization to repurchase shares through December 31, 2025.

On December 9, 2024, the Company's Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company's outstanding shares of common stock through December 31, 2026.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due.

During the years ended September 30, 2024, 2023, and 2022, participants surrendered 17,564, 12,705 and 23,839 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.

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

Cash and cash equivalents. The Company had $67.2 million and $51.4 million of money market funds considered cash equivalents as of September 30, 2024 and 2023, respectively. These assets were measured at fair value as of September 30, 2024, and 2023, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Short-term investments. The Company had $2.3 million and $7.9 million of guaranteed investment certificates considered investments as of September 30, 2024 and 2023, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of September 30, 2024, and 2023, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Contingent consideration. During the year ended September 30, 2022, and as a result of the acquisition of Bid4Assets, the Company recorded fair value of contingent consideration in the amount of $28.0 million on its Consolidated Balance Sheets as of the acquisition date. The contingent consideration is based on Bid4Assets' achievement of trailing twelve-month EBITDA targets measured at the end of each calendar quarter until the quarter ended December 31, 2022.

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

As of September 30, 2024, 2023, and 2022, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the years ended September 30, 2024, 2023, and 2022, included the following components:

	Year Ended September 30,
	2024	2023	2022
	(in thousands)
Interest cost	$796	$794	$446
Expected return on plan assets	(600)	(876)	(775)
Amortization of prior service cost	27	26	19
Settlement loss recognized	—	—	61
Total net periodic pension cost (benefit)	$223	$(56)	$(249)

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2024 and 2023:

	Year Ended September 30,
	2024	2023
	(in thousands)
Change in benefit obligation
Beginning balance	$13,847	$13,329
Interest cost	796	794
Benefits paid	(1,003)	(761)
Actuarial gain	993	(786)
Foreign currency exchange rate changes	1,394	1,271
Ending balance	$16,027	$13,847

	Year Ended September 30,
	2024	2023
	(in thousands)
Change in plan assets
Beginning balance at fair value	$16,332	$16,554
Actual return on plan assets	1,131	(1,344)
Benefits paid	(1,003)	(761)
Employer's contributions	321	293
Plan Settlements	—	—
Foreign currency exchange rate changes	1,601	1,590
Ending balance at fair value	$18,382	$16,332
Overfunded status of the Scheme	$2,355	$2,485

The pension asset of $2.4 million is recorded in Other long-term assets in the Consolidated Balance Sheets. Because the Scheme is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, which was $16.0 million and $13.8 million at September 30, 2024 and 2023, respectively.

During the year ended September 30, 2022, the Company extended early settlement offers to all members of the Scheme. There was no material impact to the consolidated financial statements as a result of the early settlement offers.

The amounts recognized in Other comprehensive income (loss) related to the Company's qualified defined benefit pension plan, net of taxes, and the related foreign currency translation adjustments, for the years ended September 30, 2024 and 2023, is shown in the following table:

	Year Ended September 30,
	2024	2023
	(in thousands)
Accumulated other comprehensive (loss) income at beginning of year	$(1,094)	$278
Net actuarial loss	(339)	(334)
Foreign currency translation adjustments	(230)	(1,038)
Accumulated other comprehensive (loss) at end of year	$(1,662)	$(1,094)

The plan complies with the funding provisions of the U.K. Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at September 30, 2024 and 2023, and to determine the net periodic (benefit) cost for the year were as follows:

	September 30, 2024	September 30, 2023
Discount rate to determine net periodic (benefit) cost	5.70%	5.50%
Expected return on plan assets	4.82%	6.45%
Discount rate to determine benefit obligations	5.00%	5.70%
Rate of increases to deferred CPI linked benefits	2.90%	3.20%
Rate of increases to deferred RPI linked benefits	3.40%	3.80%

Mortality—98% for males and 96% for females of S3PMA mortality tables, projected in line with the 2023 Continuous Mortality Investigation projection model and a 1.3% per annum long-term rate of improvement.

Estimated Future Benefit Payments

The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2024	$1,022
2025	942
2026	975
2027	904
2028	985
2029 through 2034	5,441
Total	$10,269

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The assets are allocated among government bonds, corporate bonds, and diversified funds. The assets are not rebalanced, but the allocation is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The basis of the Trustees’ strategy is to divide the Scheme’s assets between a “growth” portfolio, comprising assets such as multi-asset / diversified growth funds, and a “stabilizing” portfolio, comprising assets such as government bonds (both fixed and inflation-linked) and corporate bonds. The Trustees recognize the benefits of diversification across asset classes, as well as within them, in reducing the risk that results from investing in any one particular market. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2024 and 2023:

	September 30, 2024	September 30, 2023
Government bonds	59.7%	59.7%
Equity securities	0.0%	0.0%
Corporate bonds	29.7%	29.8%
Diversified fund	10.0%	10.1%
Cash	0.6%	0.4%
Total	100.0%	100.0%

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

Balance as of September 30, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Government bonds	$—	$10,977	$—	$10,977
Corporate bonds	—	5,453	—	5,453
Diversified fund	—	1,830	—	1,830
Cash	122	—	—	122
Total	$122	$18,260	$—	$18,382

Balance as of September 30, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$9,757	$—	$9,757
Corporate bonds	—	4,860	—	4,860
Diversified fund	—	1,653	—	1,653
Cash	61	—	—	61
Total	$61	$16,270	$—	$16,331

Valuation Techniques

The Company relies on pricing inputs from investment fund managers to value investments. The fund manager prices the underlying securities using independent external pricing sources.

16. Legal Proceedings

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Former Employee Matters

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of gender, race, and age. The Company’s employment practices liability insurance carrier, CNA, accepted tender of these claims. In December 2022, the District Court dismissed the plaintiff’s age discrimination claim but the court allowed the race and gender claims to go to trial. Trial on the race and gender claims began late October 2023. The jury was unable to reach a unanimous verdict on either claim, and accordingly, the judge declared a mistrial in November 2023. On August 1, 2024, plaintiff and the Company entered into a settlement agreement under which the Company agreed to pay the plaintiff $3.5 million in exchange for a full release and dismissal with prejudice of plaintiff’s claims. The Company entered into the Agreement as a negotiated compromise and settlement of litigation, and not in any way as an admission of liability or fault by the Company. CNA funded $3.0 million of the settlement pursuant to the terms of the Company’s insurance policy. As a result of the settlement agreement, the Company recorded a $0.5 million litigation settlement expense net of insurance recovery during the year ended September 30, 2024, which is included in General and administrative expenses on the Condensed Consolidated Statements of Operations.

On December 28, 2022, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a complaint (the “Original Complaint”) in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of race and age and that the Company retaliated against him. On April 26, 2023, the Former CMO filed an amended complaint with the District Court, alleging the same claims made in the Original Complaint. The Company's motion to dismiss certain of the claims was denied on March 27, 2024. The parties are currently involved in the discovery phase of the case. The Company is asserting substantial defenses and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of these claims.

17. Segment Information

The Company provides operating results in four reportable segments: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Descriptions of our reportable segments are as follows:

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through our GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Bid4Assets Acquisition and Note 4 - Sierra Acquisition, respectively.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and direct-to-consumer sales on its AllSurplus Deals and Secondipity marketplaces and other third-party sales channels.
•
CAG. The CAG reportable segment enables commercial businesses to sell surplus assets on our AllSurplus marketplace. The core verticals in which CAG operates include industrial manufacturing, oil and gas, heavy equipment, biopharma, and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG benefits from a global base of buyers and sellers enabling the sale and redeployment of assets wherever they’re most likely to generate the best value and highest use across the world. This segment primarily uses the AllSurplus and GovDeals marketplaces.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•
Machinio. The Machinio reportable segment operates a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors. Machinio also offers the Machinio System service that provides equipment sellers with a suite of software tools that includes website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business.

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

The following table sets forth certain financial information for the Company's reportable segments:

	Year Ended September 30,
(in thousands)	2024	2023	2022
GovDeals:
Purchase revenue	$191	$—	$—
Consignment and other fee revenues	76,366	62,010	59,352
Total revenue	76,557	62,010	59,352
Segment direct profit	$71,727	$58,810	$56,408

RSCG:
Purchase revenue	$201,034	$161,780	$134,092
Consignment and other fee revenues	31,969	38,438	32,007
Total revenue	233,003	200,218	166,100
Segment direct profit	$66,873	$68,068	$63,704

CAG:
Purchase revenue	$8,575	$10,309	$17,179
Consignment and other fee revenues	29,093	28,167	25,396
Total revenue	37,668	38,476	42,575
Segment direct profit	$31,268	$32,215	$29,120

Machinio:
Purchase revenue	$—	$—	$—
Consignment and other fee revenues	16,157	13,821	12,083
Total revenue	16,157	13,821	12,083
Segment direct profit	$15,364	$13,110	$11,471

Corporate & Other, including elimination adjustments:
Purchase revenue	$—	$—	$—
Consignment and other fee revenues	(66)	(62)	(60)
Total revenue	(66)	(62)	(60)
Segment direct profit	$(66)	$(62)	$(60)

Consolidated:
Purchase revenue	$209,800	$172,089	$151,271
Consignment and other fee revenues	153,518	142,373	128,779
Total revenue	363,318	314,462	280,050
Total Segment direct profit	$185,166	$172,140	$160,643

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
(in thousands)	2024	2023	2022
Reconciliation:
Total segment direct profit	$185,166	$172,140	$160,643
Other costs and expenses from operations (1)	160,290	145,850	137,350
Fair value adjustment of acquisition earn-outs	—	—	(24,500)
Interest and other (income) expense, net	(2,383)	(2,726)	140
Income before provision for income taxes	$27,260	$29,016	$47,653

(1) Other costs and expenses from operations is defined as Total costs and expenses from operations per the Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

Total segment assets reconciled to consolidated amounts are as follows:

	September 30,
(in thousands)	2024	2023
Segment Assets:
GovDeals	$324,145	$256,215
RSCG	138,082	110,592
CAG	98,716	96,828
Machinio	41,871	36,362
Corporate & Other	(255,926)	(211,026)
Total Segment Assets:	$346,888	$288,970

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
(in thousands)	2024	2023	2022
Revenue by geographic area
United States	$323,303	$278,734	$237,720
Rest of the world	40,015	35,729	42,330
Consolidated	$363,318	$314,462	$280,050

Total long-lived assets by geographic areas are as follows:

	September 30,
(in thousands)	2024	2023
Assets by geographic area
United States	$17,827	$17,039
Rest of the world	134	117
Total Long-lived Assets	$17,961	$17,156

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LIQUIDITY SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2022	$13,813	(1,554)	—	$12,259
Year ended September 30, 2023	12,259	3,770	—	16,029
Year ended September 30, 2024	$16,029	1,164	—	$17,193
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2022	$490	136	(177)	$449
Year ended September 30, 2023	449	1,392	(417)	1,424
Year ended September 30, 2024	$1,424	839	(583)	$1,680
Provision for inventory allowance (deducted from inventory)
Year ended September 30, 2022	$174	96	(174)	$96
Year ended September 30, 2023	96	1,048	(100)	1,044
Year ended September 30, 2024	$1,044	163	(1,204)	$3

EXHIBIT INDEX

Exhibit No.	Description
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
10.1.2

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

10.8.2#

2024 Amendment to the Liquidity Services, Inc. Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated herein by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on January 19, 2024.

10.9#	Machinio Corp. 2014 Stock Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8, filed with the SEC on July 10, 2018.
10.10#	Form of Notice of Time-Based Stock Option Grant (Officers).
10.11.1#	Form of Notice of Time-Based Restricted Stock Units Grant (Officers).
10.11.2#	Form of Notice of Time-Based Restricted Stock Units Grant (Director).
10.12#	Form of Notice of Performance Based Stock Option Grant.
10.13#	Form of Notice of Performance-Based Restricted Stock Units Grant.
10.14#

Liquidity Services Inc. Annual Incentive Plan, adopted on December 2, 2020, incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed with the SEC on December 11, 2020.

19.1	Liquidity Services, Inc. Insider Trading Policy
21.1	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
24.1	Power of Attorney (included on signature page).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Revised Liquidity Services, Inc. Clawback Policy, incorporated herein by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on August 3, 2023.
101

The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2024 and 2023, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2024, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 30, 2024, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2024, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2024, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 12, 2024.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 12, 2024.

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