Form 10-Q
period 2024-12-31
LIQUIDITY SERVICES INC
filed 2025-02-06
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 3, 2025, was 31,039,308.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	December 31, 2024	September 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,700	$153,226
Short-term investments	10,445	2,310
Accounts receivable, net of allowance for doubtful accounts of $1,692 and $1,680	23,070	11,467
Inventory, net	13,742	17,099
Prepaid taxes and tax refund receivable	1,672	1,519
Prepaid expenses and other current assets	11,121	13,614
Total current assets	188,750	199,235
Property and equipment, net	18,003	17,961
Operating lease assets	11,352	12,005
Intangible assets, net	13,107	13,912
Goodwill	97,401	97,792
Deferred tax assets	227	1,728
Other assets	4,366	4,255
Total assets	$333,206	$346,888
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$45,572	$58,693
Accrued expenses and other current liabilities	22,757	28,261
Current portion of operating lease liabilities	5,121	5,185
Deferred revenue	4,440	4,788
Payables to sellers	57,610	58,226
Total current liabilities	135,500	155,153
Operating lease liabilities	8,242	9,060
Other long-term liabilities	303	115
Total liabilities	144,045	164,328
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 36,793,603 shares issued and outstanding at December 31, 2024; 36,707,840 shares issued and outstanding at September 30, 2024	37	37
Additional paid-in capital	278,452	275,771
Treasury stock, at cost; 6,016,078 shares at December 31, 2024, and 6,015,496 shares at September 30, 2024	(93,873)	(93,854)
Accumulated other comprehensive loss	(11,298)	(9,427)
Retained earnings	15,843	10,033
Total stockholders’ equity	189,161	182,560
Total liabilities and stockholders’ equity	$333,206	$346,888

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2024	2023
Purchase revenues	$82,815	$36,225
Consignment and other fee revenues	39,516	35,100
Total revenue	122,331	71,325
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	72,164	31,526
Technology and operations	17,407	14,238
Sales and marketing	14,774	12,980
General and administrative	8,267	7,585
Depreciation and amortization	2,516	2,904
Other operating expenses, net	116	445
Total costs and expenses	115,244	69,678
Income from operations	7,087	1,647
Interest and other income, net	(1,103)	(1,141)
Income before provision for income taxes	8,190	2,788
Provision for income taxes	2,380	881
Net income	$5,810	$1,907
Basic income per common share	$0.19	$0.06
Diluted income per common share	$0.18	$0.06
Basic weighted average shares outstanding	30,642,438	30,605,475
Diluted weighted average shares outstanding	32,204,055	31,938,342

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended December 31,
	2024	2023
Net income	$5,810	$1,907
Other comprehensive (loss) income:
Foreign currency translation	$(1,871)	958
Other comprehensive (loss) income, net of taxes	(1,871)	958
Comprehensive income	$3,939	$2,865

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2024	36,707,840	$37	$275,771	(6,015,496)	$(93,854)	$(9,427)	$10,033	$182,560
Net Income	—	—	—	—	—	—	5,810	5,810
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	138,838	—	114	—	—	—	—	114
Taxes paid associated with net settlement of stock compensation awards	(30,575)	—	(883)	—	—	—	—	(883)
Forfeitures of restricted stock awards	(22,500)	—	—	—	—	—	—	—
Shares swapped to exercise stock options	—	—	19	(582)	(19)	—	—	—
Stock compensation expense	—	—	3,431	—	—	—	—	3,431
Foreign currency translation	—	—	—	—	—	(1,871)	—	(1,871)
Balance at December 31, 2024	36,793,603	$37	$278,452	(6,016,078)	$(93,873)	$(11,298)	$15,843	$189,161

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Three Months Ended December 31,
	2024	2023
Operating activities
Net income	$5,810	$1,907
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,516	2,904
Stock compensation expense	3,431	2,249
Inventory adjustment to net realizable value	32	—
Provision for doubtful accounts	33	101
Deferred tax expense	1,501	612
Gain on disposal of property and equipment	(8)	(14)
Changes in operating assets and liabilities:
Accounts receivable	(11,747)	64
Inventory	(3,151)	(3,266)
Prepaid taxes and tax refund receivable	(153)	358
Prepaid expenses and other assets	2,189	40
Operating lease assets and liabilities	(246)	(10)
Accounts payable	(6,638)	(6,757)
Accrued expenses and other current liabilities	(5,206)	(6,422)
Deferred revenue	(348)	(227)
Payables to sellers	(155)	(412)
Net cash used in operating activities	(12,140)	(8,873)
Investing activities
Purchases of property and equipment, including capitalized software	(1,818)	(1,731)
Purchase of short-term investments	(10,671)	(2,369)
Maturities of short-term investments	2,086	1,986
Other investing activities, net	(5)	31
Net cash used in investing activities	(10,408)	(2,083)
Financing activities
Common stock repurchases	(79)	(1,168)
Taxes paid associated with net settlement of stock compensation awards	(883)	(225)
Payments of the principal portion of finance lease liabilities	(24)	(26)
Proceeds from exercise of stock options, net of tax	114	127
Net cash used in financing activities	(872)	(1,292)
Effect of exchange rate differences on cash and cash equivalents	(1,106)	524
Net decrease in cash and cash equivalents	(24,526)	(11,724)
Cash and cash equivalents at beginning of period	153,226	110,281
Cash and cash equivalents at end of period	$128,700	$98,557
Supplemental disclosure of cash flow information
Cash paid (received) for income taxes, net	$692	$(117)
Non-cash: Common stock surrendered in the exercise of stock options	19	—

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

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through its GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Sierra Acquisition.
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

2.
Summary of Significant Accounting Policies

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In management's opinion, all adjustments, consisting of normal, recurring adjustments considered necessary for a fair presentation, have been included, and intercompany transactions and accounts have been eliminated in consolidation. The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three months ended December 31, 2024, are not necessarily indicative of the results that may be expected for the year ending September 30, 2025, or for any future period.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three months ended December 31, 2024, these estimates required the Company to make assumptions about the impact of ongoing international armed and geopolitical conflicts, and other disruptions to macroeconomic conditions and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.6 million as of December 31, 2024, and $1.5 million as of September 30, 2024, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with Machinio's subscription services. The contract liability balance was $4.4 million as of December 31, 2024, and $4.8 million as of September 30, 2024, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2024 contract liability balance, $2.4 million was earned as other fee revenue during the three months ended December 31, 2024.

For the Company's Machinio segment, the performance obligation has been identified as the stand ready obligation to provide access to the Machinio subscription services, which it satisfies over time and recognizes as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of December 31, 2024, the Machinio segment had a remaining performance obligation of $4.4 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio segment. Contract costs are amortized on a straight-line basis over the expected life of the customer contract. The contract cost balance was $2.2 million as of December 31, 2024, and $2.3 million as of September 30, 2024, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.4 million during the three months ended December 31, 2024 and 2023, respectively.

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

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sell commercial merchandise. While purchase model transactions account for less than 25% of our total Gross Merchandise Volume (GMV), the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $8.4 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in the line-item Inventory on the Condensed Consolidated Balance Sheets as of December 31, 2024, and September 30, 2024, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for its RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It will require organizations to provide enhanced disclosures primarily regarding significant segment expenses. The guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2025. The guidance is required to be applied on a retrospective basis, with all such required disclosures to be made with regard to all fiscal years presented in the financial statements. The Company is currently evaluating the effect that the adoption of this ASU may have on its condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU will require organizations to disclose specific categories in their tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2026. The guidance is required to be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect that the adoption of this ASU may have on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses. This ASU will require organizations to disaggregate certain expense captions an entity presents on the face of the income statement into specific categories in disclosures within the footnotes to the financial statements. This guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2028. The guidance is required to be applied on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect that the adoption of this ASU may have on its condensed consolidated financial statements.

3.
Sierra Acquisition

On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. Total purchase consideration was approximately $13.7 million paid in cash.

In connection with its acquisition of Sierra, the Company recorded the fair value of acquired supplier relationships and trade name assets for $5.1 million and $0.3 million, respectively, and goodwill of $7.9 million. The supplier relationships and trade name shall be amortized on a straight-line basis over a useful life of six and three years, respectively. The total goodwill arising from the acquisition is included in the GovDeals reportable segment and is deductible for tax purposes.

Sierra's financial results are reported within the GovDeals reportable segment. Revenue, net income (loss), and pro forma information related to the Sierra acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three months ended December 31, 2024 and 2023.

4.
Earnings per Share

The Company calculates basic EPS by dividing net income by the weighted-average number of common shares outstanding during the reporting period, excluding unvested restricted stock awards.

The Company calculates diluted EPS by dividing net income by the weighted-average number of common shares and potentially dilutive common shares outstanding during the reporting period using the treasury stock method.

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

The computation of basic and diluted net income per share is as follows:

	Three months ended December 31,
	2024	2023
Numerator:
Net income	$5,810	$1,907
Denominator:
Basic weighted average shares outstanding	30,642,438	30,605,475
Dilutive impact of stock options, RSUs and RSAs	1,561,617	1,332,867
Diluted weighted average shares outstanding	32,204,055	31,938,342
Basic income per common share	$0.19	$0.06
Diluted income per common share	$0.18	$0.06
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	853,690	1,977,805

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

5.
Leases

The Company has operating leases for its corporate offices, warehouses, vehicles, and equipment.

The operating leases have remaining terms of up to 4.4 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess corporate office space. The Company's finance leases and related balances are not significant.

The components of lease expense are:

	Three Months Ended December 31,
	2024	2023
Finance lease – lease asset amortization	$14	$20
Finance lease – interest on lease liabilities	4	3
Operating lease cost	1,456	1,293
Short-term lease cost	69	39
Variable lease cost (1)	260	323
Sublease income	—	(3)
Total net lease cost	$1,803	$1,675

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	December 31, 2024
	Operating Leases	Finance Leases
Remainder of 2025	$5,879	$86
2026	4,205	83
2027	2,404	30
2028	2,050	6
2029	1,196	—
Thereafter	—	—
Total lease payments (1)	$15,734	$205
Less: imputed interest (2)	(1,481)	(14)
Total lease liabilities	$14,253	$191

(1)
The weighted average remaining lease term is 3.1 years for operating leases and 4.6 years for finance leases.
(2)
The weighted average discount rate is 6.1% for operating leases and 5.8% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Three Months Ended December 31,
	2024	2023
Cash paid for amounts included in operating lease liabilities	$1,454	$1,154
Cash paid for amounts included in finance lease liabilities	$24	$26
Non-cash: lease liabilities arising from new operating lease assets obtained	$582	$—
Non-cash: lease liabilities arising from new finance lease assets obtained	$240	$—
Non-cash: adjustments to lease assets and liabilities(1)	$2	$293

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio	Total
September 30, 2023	$53,814	$21,016	$14,558	$89,388
Sierra acquisition (see Note 3)	7,869	—	—	7,869
Translation adjustments	—	535	—	535
September 30, 2024	61,683	21,551	14,558	97,792
Translation adjustments	—	(391)	—	(391)
December 31, 2024	$61,683	$21,160	$14,558	$97,401

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended December 31, 2024.

7.
Intangible Assets

Intangible assets consist of the following:

		December 31, 2024			September 30, 2024
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	$22,100	$(9,452)	$12,648	$22,100	$(8,805)	$13,295
Technology	3 - 5	4,900	(4,900)	—	4,900	(4,839)	61
Trade names	3 - 7	2,200	(1,893)	307	2,200	(1,803)	397
Other intangibles	10	902	(750)	152	897	(738)	159
Total intangible assets, net		$30,102	$(16,995)	$13,107	$30,097	$(16,185)	$13,912

Future expected amortization of intangible assets as of December 31, 2024, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2025	$2,156
2026	2,721
2027	2,638
2028	2,605
2029 and thereafter	2,987
Total	$13,107

Intangible asset amortization expense was $0.8 million and $0.8 million for the three months ended December 31, 2024 and 2023, respectively.

The Company did not record impairment charges on any intangible assets during the three months ended December 31, 2024 and 2023. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three months ended December 31, 2024.

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first three months of fiscal year 2025 and its corresponding effective tax rate is 29.0% compared to 31.6% for the first three months of fiscal year 2024. The change in the effective tax rate for the three months ended December 31, 2024, as compared to the same period in the prior year, was primarily due to state and foreign taxes, and permanent tax adjustments.The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the three months ended December 31, 2024, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of December 31, 2024, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2021 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2021 may be adjusted upon examination by tax authorities if they are utilized.

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2024, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three months ended December 31, 2024, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $7.5 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $17.5 million of remaining borrowing capacity under the Line of Credit as of December 31, 2024.

During the three months ended December 31, 2024 and 2023, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2023	36,142,345	$36	$265,945	(5,433,045)	$(84,031)	$(10,458)	$(9,958)	$161,533
Net income	—	—	—	—	—	—	1,907	1,907
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	59,471	—	127	—	—	—	—	127
Taxes paid associated with net settlement of stock compensation awards	(12,058)	—	(224)	—	—	—	—	(224)
Common stock repurchased	—	—	—	(68,692)	(1,171)	—	—	(1,171)
Stock compensation expense	—	—	2,249	—	—	—	—	2,249
Foreign currency translation and other	—	—	—	—	—	958	—	958
Balance at December 31, 2023	36,189,758	$36	$268,096	(5,501,737)	$(85,202)	$(9,500)	$(8,051)	$165,379

Stock Compensation Incentive Plans

The Company maintains the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan (as amended, the LTIP) under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, and a private placement issuance related to the Company's acquisition of Bid4Assets. During the year ended September 30, 2024, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock from 20,300,000 to 22,800,000, reserved for future issuance of awards under the LTIP. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of December 31, 2024, 1,347,204 shares of common stock remained available for use.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended December 31,
	2024	2023
Equity-classified awards:
Stock options	$659	$500
RSUs & RSAs	2,772	1,749
Total Equity-classified award	3,431	2,249
Liability-classified awards:
SARs	—	—
Total stock compensation expense:	$3,431	$2,249

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended December 31,
	2024	2023
Stock-compensation expense by function
Technology and operations	$551	$330
Sales and marketing	1,021	638
General and administrative	1,859	1,281
Total stock compensation expense:	$3,431	$2,249

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Three Months Ended December 31, 2024
Stock Options granted:
Options containing only service conditions:	125,000
Weighted average exercise price	$22.55
Weighted average grant date fair value	$10.86

Options containing performance conditions:	125,000
Weighted average exercise price	$22.55
Weighted average grant date fair value	$10.86

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	304,519
Weighted average grant date fair value	$23.55

RSUs & RSAs containing performance conditions:	304,521
Weighted average grant date fair value	$23.55

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

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the three months ended December 31, 2024, were as follows:

Three Months Ended
December 31, 2024
Dividend yield	—
Expected volatility	56.09% - 57.96%
Risk-free interest rate	4.10% - 4.10%
Expected term	4.4 - 5.0 years

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

The Company made no repurchases during the three months ended December 31, 2024. As of December 31, 2024, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. Any shares surrendered to the Company in this manner are not available for future grant.

During the three months ended December 31, 2024, participants surrendered 582 shares of common stock in connection with the exercise of stock options. No shares were surrendered by participants in connection with the exercise of stock options during the three months ended December 31, 2023.

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

Cash and cash equivalents. The Company had $62.3 million and $67.2 million of money market funds considered cash equivalents at December 31, 2024 and September 30, 2024, respectively. These assets were measured at fair value as of December 31, 2024 and September 30, 2024, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Short-term investments. The Company had $10.4 million and $2.3 million of guaranteed investment certificates considered investments at December 31, 2024 and September 30, 2024, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of December 31, 2024 and September 30, 2024, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

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

As of December 31, 2024 and September 30, 2024, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was immaterial for the three months ended December 31, 2024 and 2023, respectively.

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

14.
Segment Information

The Company has four operating and reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), Capital Assets Group (CAG), and Machinio. Further information and operating results of our reportable segments can be found in Note 14 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through its GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Sierra Acquisition.
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

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended December 31,
(in thousands)	2024	2023
GovDeals:
Purchase revenue	$512	$—
Consignment and other fee revenues	20,010	15,900
Total revenue	20,522	15,900
Segment direct profit	$18,816	$15,056

RSCG:
Purchase revenue	$80,685	$35,293
Consignment and other fee revenues	6,996	8,428
Total revenue	87,681	43,721
Segment direct profit	$18,495	$14,112

CAG:
Purchase revenue	$1,618	$932
Consignment and other fee revenues	8,233	6,902
Total revenue	9,851	7,834
Segment direct profit	$8,796	$6,943

Machinio:
Purchase revenue	$—	$—
Consignment and other fee revenues	4,294	3,886
Total revenue	4,294	3,886
Segment direct profit	$4,077	$3,703

Corporate, including elimination adjustments:
Purchase revenue	$—	$—
Consignment and other fee revenues	(17)	(16)
Total revenue	(17)	(16)
Segment direct profit	$(17)	$(16)

Consolidated:
Purchase revenue	$82,815	$36,225
Consignment and other fee revenues	39,516	35,100
Total revenue	122,331	71,325
Total Segment direct profit	$50,167	$39,798

The following table reconciles segment direct profit used in the reportable segments to the Company's condensed consolidated results:

	Three Months Ended December 31,
(in thousands)	2024	2023
Reconciliation:
Total segment direct profit	$50,167	$39,798
Other costs and expenses from operations (1)	42,964	37,707
Interest and other income, net	(987)	(697)
Income before provision for income taxes	$8,190	$2,788

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended December 31, 2024 and 2023, was 9.8% and 12.1%, respectively.

15.
Subsequent Events

On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider, for a total preliminary purchase price of $7.5 million, subject to a customary working capital adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through its GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Sierra Acquisition.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across its network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and direct-to-consumer sales on its AllSurplus Deals and Secondipity marketplaces and other third-party sales channels.
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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the ongoing conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the three months ended December 31, 2024 and 2023, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our condensed consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of December 31, 2024, we had 5.7 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended December 31, 2024, the approximate number of registered buyers increased from 5.2 million to 5.7 million, or approximately 9%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 79.8% and 88.7% of our consolidated GMV for the three months ended December 31, 2024 and 2023, respectively. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 27.0% and 39.6% of our total revenues for the three months ended December 31, 2024 and 2023, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 20.2% and 11.3% of our consolidated GMV for the three months ended December 31, 2024 and 2023, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 67.7% and 50.8% of our total revenues for the three months ended December 31, 2024 and 2023, respectively.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 25% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $8.4 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Condensed Consolidated Inventory balances as of December 31, 2024 and September 30, 2024, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Other fee revenues accounted for 5.4% and 9.6% of our total revenues for three months ended December 31, 2024 and 2023, respectively.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three months ended December 31, 2024 and 2023 was $386.1 million and $305.9 million, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2024 and 2023, we had 5.7 million and 5.2 million registered buyers, respectively.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2024 and 2023, 960,000 and 848,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2024 and 2023, we completed 253,000 and 239,000 transactions, respectively.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2024, and in Note 2 — Summary of Significant Accounting Policies to the condensed consolidated financial statements.

Components of Revenue and Expenses

Revenue. Refer to the discussion in the Our revenue section above, and to Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended September 30, 2024, for discussion of the Company's related accounting policies.

Cost of goods sold (excludes depreciation and amortization). Refer to the discussion in Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended September 30, 2024, for discussion of the Company's Costs of goods sold and related accounting policies.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated operating results:

	Three Months Ended December 31,		Change
(dollars in thousands)	2024	2023	$	%
Purchase revenues	$82,815	$36,225	$46,590	128.6%
Consignment and other fee revenues	39,516	35,100	4,416	12.6%
Total revenue	122,331	71,325	51,006	71.5%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	72,164	31,526	40,638	128.9%
Technology and operations	17,407	14,238	3,169	22.3%
Sales and marketing	14,774	12,980	1,794	13.8%
General and administrative	8,267	7,585	682	9.0%
Depreciation and amortization	2,516	2,904	(388)	(13.4)%
Other operating expenses, net	116	445	(329)	NM
Total costs and expenses	115,244	69,678	45,566	65.4%
Income from operations	7,087	1,647	5,440	330.3%
Interest and other income, net	(1,103)	(1,141)	38	(3.4)%
Income before provision for income taxes	8,190	2,788	5,402	193.7%
Provision for income taxes	2,380	881	1,499	170.1%
Net income	$5,810	$1,907	$3,903	204.7%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,
(dollars in thousands)	2024	2023
GovDeals:
GMV	$212,141	$190,408
Total revenue	$20,522	$15,900
Segment direct profit	$18,816	$15,056
Segment direct profit as a percentage of total revenue	91.7%	94.7%
RSCG:
GMV	$109,771	$66,561
Total revenue	$87,681	$43,721
Segment direct profit	$18,495	$14,112
Segment direct profit as a percentage of total revenue	21.1%	32.3%
CAG:
GMV	$64,168	$48,895
Total revenue	$9,851	$7,834
Segment direct profit	$8,796	$6,943
Segment direct profit as a percentage of total revenue	89.3%	88.6%
Machinio:
GMV	—	—
Total revenue	$4,294	$3,886
Segment direct profit	$4,077	$3,703
Segment direct profit as a percentage of total revenue	94.9%	95.3%
Consolidated:
GMV	$386,080	$305,864
Total revenue	$122,331	$71,325

Three Months Ended December 31, 2024, Compared to the Three Months Ended December 31, 2023

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 29.1%, or $4.6 million, due to a $21.7 million, or 11.4%, increase in GMV driven by increased personal property sales, particularly in vehicles despite some softening in market prices, and continued growth in our seller base. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra. Segment direct profit increased by $3.8 million, or 25.0%, consistent with the increase in revenues. Segment direct profit as a percentage of total revenue decreased from 94.7% to 91.7% due to transportation costs associated with Sierra and other expanded service locations.

RSCG. Revenue from our RSCG reportable segment increased by $44.0 million, or 100.5%, due to a $43.2 million, or 64.9%, increase in GMV due to expansion in our purchase programs. Segment direct profit increased by $4.4 million, or 31.1%, and Segment direct profit as a percentage of total revenue decreased from 32.3% to 21.1%, due to increased volumes from expanded purchase programs, driven by general merchandise categories that are lower-touch and do not generally have a significant impact on RSCG's operating expenses, and a lower blended take-rate on our consignment sales. These increased purchase volumes and their effect of lowering Segment direct profit as a percentage of total revenue are expected to continue.

CAG. Revenue from our CAG reportable segment increased by $2.0 million, or 25.7%, due to a $15.3 million, or 31.2%, increase in GMV driven by consignment sales in our heavy equipment and energy categories, while prior year results were impacted by project delays in certain international sales events. While there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, Segment direct profit as a percentage of total revenue remained relatively consistent between the periods. As a result of the increase in revenues, Segment direct profit increased by $1.9 million, or 26.7%. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio. Revenue from our Machinio reportable segment increased 10.5%, or $0.4 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, segment direct profit increased 10.1%, or $0.4 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues. Total consolidated revenue increased $51.0 million, or 71.5%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $40.6 million, due to increased purchase transaction volumes at our RSCG reportable segment during the three months ended December 31, 2024.

Technology and operations expenses. Technology and operations expenses increased $3.2 million, or 22.3%, primarily in support of the increased transactions volumes across our segments, including operating costs associated with expanded full-service consignment solutions in our GovDeals segment through our acquisition of Sierra, temporary storage costs in our RSCG segment from the initial stages of its purchase programs expansion that are expected to normalize during the three months ended March 31, 2025, and a $0.2 million increase in stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses increased $1.8 million, or 13.8%, primarily due to our market share expansion and client diversification efforts, and a $0.4 million increase in stock compensation expense.

General and administrative expenses. General and administrative expenses increased $0.7 million, or 9.0%, primarily due to a $0.6 million increase in stock compensation primarily from variable stock awards tied to financial performance targets.

Depreciation and amortization. Depreciation and amortization expense decreased $0.4 million, or 13.4%, due to historically acquired intangible assets reaching the end of their useful lives.

Other operating expenses, net. Other operating expenses, net decreased $0.3 million, as the three months ended December 31, 2023, included legal, accounting and other professional fees incurred in connection with the acquisition of Sierra; see Note 3 - Sierra Acquisition for further information

Provision for income taxes. Provision for income taxes increased $1.5 million due to the higher pre-tax income and the impact of foreign, state, and local taxes and permanent tax adjustments.

Non-GAAP Financial Measures

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA. Non-GAAP EBITDA is a supplemental non-GAAP financial measure and is equal to Net income plus Interest and other income, net excluding the non-service components of net periodic pension cost (benefit); Provision for income taxes; and Depreciation and amortization. Interest and other income, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Non-GAAP Adjusted EBITDA differs from Non-GAAP EBITDA because we further adjust Non-GAAP EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expense, deferred revenue purchase accounting adjustments, and goodwill and long-lived asset impairment.

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
•
The authoritative guidance related to business combinations requires the initial recognition of contingent consideration at fair value based upon information known or knowable as of the acquisition date, with subsequent changes in fair value recorded through the Condensed Consolidated Statements of Operations and disallows the capitalization of transaction costs. We believe adjusting for these acquisition related expenses is useful to investors when evaluating the operating performance of our business on a consistent basis from year-to-year.
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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2024	2023
Net income	$5,810	$1,907
Interest and other income, net[1]	(1,151)	(1,141)
Provision for income taxes	2,380	881
Depreciation and amortization	2,516	2,904
EBITDA	$9,555	$4,551
Stock compensation expense	3,431	2,249
Acquisition-related costs[2]	68	451
Business realignment expenses[3,4]	55	—
Non-GAAP Adjusted EBITDA	$13,109	$7,251

1 Interest and other income, net excludes non-services pension and other postretirement expense (benefit).

2 Acquisition-related costs are included in Other operating expenses, net on the Condensed Consolidated Statement of Operations.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of December 31, 2024, we had $128.7 million in Cash and cash equivalents and $10.4 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

The Company accepts multiple forms of payment including payment cards, bank transfers, and other merchant account providers. Generally, we require receipt of payment prior to shipment or buyer-arranged pick-up at the point of sale, which minimizes our collection risk on those transactions. However, for a limited number of financially qualified buyers, we may from time-to-time extend credit for certain large purchases with negotiated payment periods. Credit terms commonly require payment to be made within 30 days, but where commercial terms or market conditions warrant these payment terms may be extended for up to six months. As a result, our consolidated accounts receivable balances are typically a small component of our overall financial position but may, at times, be concentrated among a small number of such buyers. These buyers are not considered to be "major customers" of Liquidity Services which would otherwise be subject to additional disclosure requirements. Collection risk from and credit exposure to these financially qualified buyers is regularly reviewed by management and adjusted as needed.

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.8 million of undistributed foreign earnings as of December 31, 2024. A total of $24.4 million of cash and cash equivalents and short-term investments was held out of the U.S. as of December 31, 2024. These amounts are not currently considered in our evaluation of near-term liquidity needs in the U.S. due to the potential for adverse tax consequences upon repatriation.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the three months ended December 31, 2024 and 2023, were $1.8 million and $1.7 million, respectively. This increase was primarily driven by enhancements to our platforms and marketplaces. As of December 31, 2024, we had no significant outstanding commitments for capital expenditures.

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

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three months ended December 31, 2024, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $7.5 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $17.5 million of remaining borrowing capacity under the Line of Credit as of December 31, 2024.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2024, the Company was in full compliance with the terms and conditions of the Credit Agreement.

Other Uses of Capital Resources

Marketplace and Support System Innovations. We regularly invest in new solutions and enhancements to our marketplace platforms, including capabilities and tools for product recommendations, behavioral marketing, analytics, payment optimization, and leveraging advanced digital capabilities such as artificial intelligence (AI) and machine learning.

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

The Company made no repurchases during the three months ended December 31, 2024. As of December 31, 2024, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Three Months Ended December 31, 2024, Compared to the Three Months Ended December 31, 2023

Net cash used in operating activities was $12.1 million and $8.9 million for the three months ended December 31, 2024 and 2023, respectively. The $3.2 million increase in cash used in operating activities between periods was primarily attributable to an $11.8 million decrease in cash inflows associated with Accounts receivable primarily due to qualified buyers with credit terms transacting in our expanded purchase program volumes in our RSCG segment. This was partially offset by a $5.6 million increase in our Net income as adjusted for non-cash items, and a $2.2 million decrease in cash outflows associated with Prepaid expenses from the return of a commercial contract deposit.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. RSCG's expanded purchase program volumes may cause operating cash flow fluctuations from Accounts receivable, Accounts payable and Inventory to increase. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers may become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. We are also expecting to begin increasing our payments for US federal income taxes in fiscal 2025 as our remaining net operating loss carryforwards are used. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $10.4 million and $2.1 million for the three months ended December 31, 2024 and 2023, respectively. The $8.3 million increase in cash used in investing activities was primarily driven by an $8.3 million increase in the purchase of short-term investments during the three months ended December 31, 2024.

Net cash used in financing activities was $0.9 million and $1.3 million for the three months ended December 31, 2024 and 2023, respectively. The $0.4 million decrease in cash used in financing activities was primarily driven by a $1.1 million decrease in share repurchases, partially offset by a $0.7 million increase in taxes paid associated with the net settlement of stock compensation awards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of December 31, 2024, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of December 31, 2024, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

As of December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2024, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 13 - Legal Proceedings and Other Contingencies of the accompanying Notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
October 1, 2024 to October 31, 2024	—		—	$7.6
November 1, 2024 to November 30, 2024	—		—	$7.6
December 1, 2024 to December 31, 2024	582	$33.26	—	$17.6
Total	582		—

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended December 31, 2024, participants surrendered 582 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

2 On December 9, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s common stock through December 31, 2026.

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

As of December 31, 2024, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

Item 5. Other Information

On December 16. 2024, the Em El 2007 Irrevocable Trust (the “Trust”) entered into a Rule 10b5-1 trading arrangement that provides for the sale of 300,000 shares of the Company’s Common Stock. The shares of the Company’s Common Stock held by trust are indirectly beneficially owned by and reported on Forms 4 filed with the SEC on behalf of, Jaime Mateus-Tique, a member of the Company’s Board of Directors. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until the earlier of (1) February 10, 2026, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
February 6, 2025	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
February 6, 2025	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)