Form 10-Q
period 2025-03-31
LIQUIDITY SERVICES INC
filed 2025-05-08
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 5, 2025, was 31,220,722.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	March 31, 2025	September 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$138,486	$153,226
Short-term investments	10,539	2,310
Accounts receivable, net of allowance for doubtful accounts of $643 and $1,680	20,740	11,467
Inventory, net	20,052	17,099
Prepaid taxes and tax refund receivable	4,796	1,519
Prepaid expenses and other current assets	10,273	13,614
Total current assets	204,886	199,235
Property and equipment, net	18,136	17,961
Operating lease assets	12,988	12,005
Intangible assets, net	15,214	13,912
Goodwill	102,371	97,792
Deferred tax assets	705	1,728
Other assets	4,495	4,255
Total assets	$358,795	$346,888
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$55,896	$58,693
Accrued expenses and other current liabilities	23,517	28,261
Current portion of operating lease liabilities	4,924	5,185
Deferred revenue	5,364	4,788
Payables to sellers	62,372	58,226
Total current liabilities	152,073	155,153
Operating lease liabilities	9,914	9,060
Other long-term liabilities	483	115
Total liabilities	162,470	164,328
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 37,223,165 shares issued and outstanding at March 31, 2025; 36,707,840 shares issued and outstanding at September 30, 2024	37	37
Additional paid-in capital	278,124	275,771
Treasury stock, at cost; 6,016,893 shares at March 31, 2025, and 6,015,496 shares at September 30, 2024	(93,901)	(93,854)
Accumulated other comprehensive loss	(10,829)	(9,427)
Retained earnings	22,894	10,033
Total stockholders’ equity	196,325	182,560
Total liabilities and stockholders’ equity	$358,795	$346,888

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Purchase revenues	$77,827	$53,105	$160,642	$89,330
Consignment and other fee revenues	38,548	38,348	$78,064	73,448
Total revenue	116,375	91,453	238,706	162,778
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	68,946	44,222	141,110	75,748
Technology and operations	16,883	15,526	34,290	29,764
Sales and marketing	13,810	14,195	28,584	27,176
General and administrative	7,108	7,658	15,375	15,242
Depreciation and amortization	2,568	3,195	5,084	6,098
Other operating expenses	257	62	373	507
Total costs and expenses	109,572	84,858	224,816	154,535
Income from operations	6,803	6,595	13,890	8,243
Interest and other income, net	(903)	(601)	(2,006)	(1,743)
Income before provision for income taxes	7,706	7,196	15,896	9,986
Provision for income taxes	655	1,487	3,035	2,369
Net income	$7,051	$5,709	$12,861	$7,617
Basic income per common share	$0.23	$0.19	$0.42	$0.25
Diluted income per common share	$0.22	$0.18	$0.40	$0.24
Basic weighted average shares outstanding	31,012,087	30,498,127	30,825,231	30,552,094
Diluted weighted average shares outstanding	32,518,672	31,459,066	32,270,225	31,677,685

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income	$7,051	$5,709	$12,861	$7,617
Other comprehensive (loss) income:
Foreign currency translation	$(1,871)	(457)	$(1,402)	501
Other comprehensive (loss) income, net of taxes	(1,871)	(457)	(1,402)	501
Comprehensive income	$5,180	$5,252	$11,459	$8,118

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2024	36,707,840	$37	$275,771	(6,015,496)	$(93,854)	$(9,427)	$10,033	$182,560
Net Income	—	—	—	—	—	—	5,810	5,810
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	138,838	—	114	—	—	—	—	114
Taxes paid associated with net settlement of stock compensation awards	(30,575)	—	(883)	—	—	—	—	(883)
Forfeitures of restricted stock awards	(22,500)	—	—	—	—	—	—	—
Shares swapped to exercise stock options	—	—	19	(582)	(19)	—	—	—
Stock compensation expense	—	—	3,431	—	—	—	—	3,431
Foreign currency translation	—	—	—	—	—	(1,871)	—	(1,871)
Balance at December 31, 2024	36,793,603	$37	$278,452	(6,016,078)	$(93,873)	$(11,298)	$15,843	$189,161
Net income	—	—	—	—	—	—	7,051	7,051
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	522,121	—	78	—	—	—	—	78
Taxes paid associated with net settlement of stock compensation awards	(119,819)	—	(3,957)	—	—	—	—	(3,957)
Acquisition consideration paid in common stock (Note 3)	27,260	—	945	—	—	—	—	945
Shares swapped to exercise stock options	—	—	28	(815)	(28)	—	—	—
Stock compensation expense	—	—	2,578	—	—	—	—	2,578
Foreign currency translation	—	—	—	—	—	469	—	469
Balance at March 31, 2025	37,223,165	$37	$278,124	(6,016,893)	$(93,901)	$(10,829)	$22,894	$196,325

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Six Months Ended March 31,
	2025	2024
Operating activities
Net income	$12,861	$7,617
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,084	6,098
Stock compensation expense	6,010	4,592
Inventory adjustment to net realizable value	32	163
Provision for doubtful accounts	105	673
Deferred tax expense	1,230	1,782
Gain on disposal of property and equipment	(53)	(24)
Changes in operating assets and liabilities:
Accounts receivable	(9,208)	(1,993)
Inventory	(2,889)	(4,409)
Prepaid taxes and tax refund receivable	(3,277)	296
Prepaid expenses and other assets	3,028	(859)
Operating lease assets and liabilities	(419)	288
Accounts payable	(2,838)	9,079
Accrued expenses and other current liabilities	(4,688)	(179)
Deferred revenue	69	164
Payables to sellers	4,457	2,685
Net cash provided by operating activities	9,504	25,973
Investing activities
Cash paid for business acquisitions, net of cash acquired	(6,287)	(13,265)
Purchases of property and equipment, including capitalized software	(3,683)	(4,108)
Purchase of short-term investments	(13,298)	(2,264)
Maturities of short-term investments	4,682	1,986
Other investing activities, net	26	60
Net cash used in investing activities	(18,560)	(17,591)
Financing activities
Common stock repurchases	(79)	(9,047)
Taxes paid associated with net settlement of stock compensation awards	(4,841)	(1,366)
Payments of the principal portion of finance lease liabilities	(49)	(56)
Proceeds from exercise of stock options, net of tax	192	127
Net cash used in financing activities	(4,777)	(10,342)
Effect of exchange rate differences on cash and cash equivalents	(907)	313
Net decrease in cash and cash equivalents	(14,740)	(1,647)
Cash and cash equivalents at beginning of period	153,226	110,281
Cash and cash equivalents at end of period	$138,486	$108,634
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$5,146	$470
Non-cash: Common stock surrendered in the exercise of stock options	47	—
Non-cash: Acquisition consideration paid in common stock	945	—
Non-cash: Cash not yet paid for business acquisitions	213	—

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements

1.
Organization

Liquidity Services, Inc. (Liquidity Services, the Company) is a leading global commerce company providing trusted online marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management and auction software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

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

Reportable Segments

The Company has five operating segments and three reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), and Capital Assets Group (CAG). Our separate Machinio and Software Solutions operating segments, which do not individually meet the quantitative thresholds to be reportable segments, are combined and presented together as Machinio & Software Solutions for segment reporting purposes. Further information and operating results of our reportable segments can be found in Note 14 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through its GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Acquisitions.
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
•
Machinio & Software Solutions. The Machinio operating segment operates the Machinio marketplace, a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors, and the Machinio System platform that provides equipment sellers with a suite of software tools including website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business. The Software Solutions operating segment separately serves as the Company's private-label and software-as-a-service (SaaS) arm, offering scalable auction platform services to entrepreneurs and businesses.

The Company's operations are subject to certain risks and uncertainties, many of which are associated with technology-oriented companies, including, but not limited to, the Company's dependence on use of the Internet; the effect of general business and economic trends including inflationary pressures and impacts from interest rate changes; tariffs and other trade barriers; ongoing international armed and geopolitical conflicts; susceptibility to rapid technological change; actual and potential competition by entities with greater financial and other resources; collectability of payment from our buyers; and the potential for the commercial sellers from which the Company derives a significant portion of its inventory to change the way they conduct their disposition of surplus assets or to otherwise terminate or not renew their contracts with the Company.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three and six months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2025, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and six months ended March 31, 2025, these estimates required the Company to make assumptions about disruptions to macroeconomic conditions such as the impact of ongoing international armed and geopolitical conflicts, tariffs, global trade, market volatility and uncertainty and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.2 million as of March 31, 2025, and $1.5 million as of September 30, 2024, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with our Machinio and Software Solutions subscription services. The contract liability balance was $5.4 million as of March 31, 2025, and $4.8 million as of September 30, 2024, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2024 contract liability balance, $3.7 million was earned as other fee revenue during the six months ended March 31, 2025.

For the Company's Machinio and Software Solutions subscription services, the performance obligation has been identified as the stand ready obligation to provide access to our subscription services, which are satisfied over time and recognized as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of March 31, 2025, the Company had a remaining performance obligation of $5.4 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio and Software Solutions businesses. Contract costs are amortized on a straight-line basis over the expected life of the customer contract. The contract cost balance was $2.3 million as of March 31, 2025, and $2.3 million as of September 30, 2024, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.4 million during the three months ended March 31, 2025 and 2024, respectively and $0.8 million and $0.7 million during the six months ended March 31, 2025, and 2024, respectively.

Risk Associated with Certain Concentrations

For the majority of buyers that receive goods before payment to the Company is made, credit evaluations are performed; however, for the remaining buyers, goods are not shipped before payment is made, and as a result the Company is not subject to significant collection risk from those buyers. However, for a limited number of financially qualified buyers, which can include re-sellers, we may from time-to-time extend credit for certain large purchases with negotiated payment periods. Credit terms commonly require payment to be made within 30 days, but where commercial terms or market conditions warrant these payment terms may be extended for up to six months. As a result, our consolidated accounts receivable balances are typically a small component of our overall financial position but may, at times, be concentrated among a limited, small number of such buyers. Collection risk from and credit exposure to these financially qualified buyers is regularly reviewed by management and adjusted as needed.

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

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sell commercial merchandise. While purchase model transactions account for less than 25% of our total Gross Merchandise Volume (GMV), the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $15.6 million and $12.2

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

million of inventory purchased under such contracts with Amazon.com, Inc. is included in the line-item Inventory on the Condensed Consolidated Balance Sheets as of March 31, 2025, and September 30, 2024, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for its RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Recent Accounting Pronouncements

Accounting Standards Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It will require organizations to provide enhanced disclosures primarily regarding significant segment expenses. The guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2025. The guidance is required to be applied on a retrospective basis, with all such required disclosures to be made with regard to all fiscal years presented in the financial statements. The Company does not expect a material change to the notes to our condensed consolidated financial statements upon adoption.

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

3.
Acquisitions

Auction Software

On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider offering scalable auction platform services to entrepreneurs and businesses, for $6.3 million in cash paid and $0.9 million in stock issuance at closing, and $0.3 million in deferred cash not-yet-paid, for a total preliminary purchase price of $7.5 million, subject to a customer working capital adjustment. As of March 31, 2025, the Company's purchase price allocation related to this acquisition is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date. In connection with its acquisition of Auction Software, the Company preliminarily allocated the fair value to acquired intangible assets totaling $2.9 million, and goodwill of $4.8 million. The total goodwill arising from the acquisition is included in the Software Solutions operating segment and is deductible for tax purposes.

Auction Software's financial results are reported within the Software Solutions operating segment. Revenue, net income (loss), and pro forma information related to the Auction Software acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three and six months ended March 31, 2025.

Sierra Auction Management, Inc.

On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. Total purchase consideration was approximately $13.7 million, paid in cash.

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

Sierra's financial results are reported within the GovDeals reportable segment. Revenue, net income (loss), and pro forma information related to the Sierra acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three and six months ended March 31, 2025 and 2024.

4.
Earnings per Share

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

The computation of basic and diluted net income per share is as follows:

	Three months ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Numerator:
Net income	$7,051	$5,709	$12,861	$7,617
Denominator:
Basic weighted average shares outstanding	31,012,087	30,498,127	30,825,231	30,552,094
Dilutive impact of stock options, RSUs and RSAs	1,506,585	960,939	1,444,994	1,125,591
Diluted weighted average shares outstanding	32,518,672	31,459,066	32,270,225	31,677,685
Basic income per common share	$0.23	$0.19	$0.42	$0.25
Diluted income per common share	$0.22	$0.18	$0.40	$0.24
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	1,230,828	2,287,081	1,357,242	1,922,927

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

The components of lease expense are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Finance lease – lease asset amortization	$18	$19	$32	$39
Finance lease – interest on lease liabilities	6	2	10	5
Operating lease cost	1,475	1,334	2,931	2,628
Short-term lease cost	166	84	235	124
Variable lease cost (1)	272	284	532	607
Sublease income	—	(12)	—	(15)
Total net lease cost	$1,937	$1,711	$3,740	$3,388

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	March 31, 2025
	Operating Leases	Finance Leases
Remainder of 2025	$2,851	$63
2026	5,163	123
2027	3,130	73
2028	2,744	51
2029	1,911	47
Thereafter	674	80
Total lease payments (1)	$16,473	$437
Less: imputed interest (2)	(1,635)	(54)
Total lease liabilities	$14,838	$383

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

(1)
The weighted average remaining lease term is 3.5 years for operating leases and 4.5 years for finance leases.
(2)
The weighted average discount rate is 6.0% for operating leases and 5.8% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Six Months Ended March 31,
	2025	2024
Cash paid for amounts included in operating lease liabilities	$2,909	$2,342
Cash paid for amounts included in finance lease liabilities	$49	$56
Non-cash: lease liabilities arising from new operating lease assets obtained	$716	$2,098
Non-cash: lease liabilities arising from new finance lease assets obtained	$240	$11
Non-cash: adjustments to lease assets and liabilities(1)	$2,918	$298

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

The increase in adjustments to lease assets and liabilities during the six months ended March 31, 2025, is due to execution of renewal of an existing warehouse lease in Brampton, Ontario (Canada) associated with our RSCG reportable segment.

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio & Software Solutions	Total
September 30, 2023	$53,814	$21,016	$14,558	$89,388
Sierra acquisition (see Note 3)	7,869	—	—	7,869
Translation adjustments	—	535	—	535
September 30, 2024	61,683	21,551	14,558	97,792
Auction Software acquisition (see Note 3)	—	—	4,804	4,804
Translation adjustments	—	(225)	—	(225)
March 31, 2025	$61,683	$21,326	$19,362	$102,371

The increase in the goodwill balance of approximately $4.8 million at the Software Solutions business during the three months ended March 31, 2025, is due to the Auction Software acquisition; see Note 3 - Acquisitions for further information. Our RSCG reportable segment does not maintain a goodwill balance as of March 31, 2025.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and six months ended March 31, 2025.

7.
Intangible Assets

Intangible assets consist of the following:

		March 31, 2025			September 30, 2024
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	$23,500	$(10,128)	$13,372	$22,100	$(8,805)	$13,295
Technology	3 - 5	6,100	(4,940)	1,160	4,900	(4,839)	61
Trade names	3 - 7	2,512	(1,980)	532	2,200	(1,803)	397
Other intangibles	10	912	(762)	150	897	(738)	159
Total intangible assets, net		$33,024	$(17,810)	$15,214	$30,097	$(16,185)	$13,912

The gross carrying amount of total intangible assets increased by $2.9 million during the six months ended March 31, 2025, due to the Auction Software acquisition; see Note 3 - Acquisitions for further information.

Future expected amortization of intangible assets as of March 31, 2025, is as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2025	$1,653
2026	3,191
2027	3,108
2028	3,073
2029 and thereafter	4,189
Total	$15,214

Intangible asset amortization expense was $0.8 million and $1.1 million for the three months ended March 31, 2025 and 2024, respectively and $1.6 million and $1.9 million for the six months ended March 31, 2025 and 2024, respectively.

The Company did not record impairment charges on any intangible assets during the three and six months ended March 31, 2025 and 2024. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and six months ended March 31, 2025.

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first six months of fiscal year 2025 and its corresponding effective tax rate is 19.0% compared to 23.7% for the first six months of fiscal year 2024. The change in the effective tax rate for the six months ended March 31, 2025, as compared to the same period in the prior year, was primarily due to an increase in tax benefits from stock compensation vesting activity, state and foreign taxes, and permanent tax adjustments.The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the six months ended March 31, 2025, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of March 31, 2025, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2021 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2021 may be adjusted upon examination by tax authorities if they are utilized.

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2025, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three and six months ended March 31, 2025, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $7.5 million of standby letters of credit outstanding. The amount of

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $17.5 million of remaining borrowing capacity under the Line of Credit as of March 31, 2025.

During the three and six months ended March 31, 2025 and 2024, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

On May 7, 2025, the Company entered into a Third Amendment to the Credit Agreement (the Third Amendment) to, among other things: (i) extend the maturity date by an additional 12 months to March 31, 2027, (ii) increase the maximum aggregate principal amount from $25.0 million to $35.0 million, and (iii) increase the sublimit for standby letters of credit from $10.0 million to $35.0 million.

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2023	36,142,345	$36	$265,945	(5,433,045)	$(84,031)	$(10,458)	$(9,958)	$161,533
Net income	—	—	—	—	—	—	1,907	1,907
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	59,471	—	127	—	—	—	—	127
Taxes paid associated with net settlement of stock compensation awards	(12,058)	—	(224)	—	—	—	—	(224)
Common stock repurchased	—	—	—	(68,692)	(1,171)	—	—	(1,171)
Stock compensation expense	—	—	2,249	—	—	—	—	2,249
Foreign currency translation and other	—	—	—	—	—	958	—	958
Balance at December 31, 2023	36,189,758	$36	$268,096	(5,501,737)	$(85,202)	$(9,500)	$(8,051)	$165,379
Net income	—	—	—	—	—	—	5,709	5,709
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	353,069	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(66,464)	—	(1,142)	—	—	—	—	(1,142)
Common stock repurchased	—	—	—	(473,953)	(7,907)	—	—	(7,907)
Stock compensation expense	—	—	2,343	—	—	—	—	2,343
Foreign currency translation	—	—	—	—	—	(457)	—	(457)
Balance at March 31, 2024	36,476,363	$36	$269,297	(5,975,690)	$(93,109)	$(9,957)	$(2,342)	$163,925

Stock Compensation Incentive Plans

The Company maintains the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan (as amended, the LTIP) under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, and a private placement issuance related to the Company's acquisition of Bid4Assets. During the year ended September 30, 2024, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock from 20,300,000 to 22,800,000, reserved for future issuance of awards under the LTIP. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of March 31, 2025, 1,289,677 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Equity-classified awards:
Stock options	$373	$524	$1,032	$1,024
RSUs & RSAs	2,205	1,819	4,978	3,567
Total Equity-classified awards	$2,578	$2,343	$6,010	$4,592

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Stock compensation expense by function
Technology and operations	$427	$350	$978	$680
Sales and marketing	853	637	1,875	1,275
General and administrative	1,298	1,356	3,157	2,637
Total stock compensation expense:	$2,578	$2,343	$6,010	$4,592

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Six Months Ended March 31,2025
Stock Options granted:
Options containing only service conditions:	125,000
Weighted average exercise price	$22.55
Weighted average grant date fair value	$10.86

Options containing performance conditions:	125,000
Weighted average exercise price	$22.55
Weighted average grant date fair value	$10.86

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	346,168
Weighted average grant date fair value	$24.69

RSUs & RSAs containing performance conditions:	304,521
Weighted average grant date fair value	$23.55

The stock options and RSUs & RSAs containing only service conditions will vest over a four-year service period. The stock options and RSUs & RSAs containing performance conditions will vest upon the achievement of specified financial targets of the Company, a segment, or a division of a segment and vests on the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the six months ended March 31, 2025, were as follows:

Six Months Ended
March 31, 2025
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

The Company made no repurchases during the three and six months ended March 31, 2025. As of March 31, 2025, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

During the six months ended March 31, 2025, participants surrendered 1,397 shares of common stock in connection with the exercise of stock options. No shares were surrendered by participants in connection with the exercise of stock options during the three months ended March 31, 2024.

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

Cash and cash equivalents. The Company had $61.9 million and $67.2 million of money market funds considered cash equivalents at March 31, 2025 and September 30, 2024, respectively. These assets were measured at fair value as of March 31, 2025 and September 30, 2024, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Short-term investments. The Company had $10.5 million and $2.3 million of guaranteed investment certificates considered investments at March 31, 2025 and September 30, 2024, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of March 31, 2025 and September 30, 2024, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

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

As of March 31, 2025 and September 30, 2024, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis, excluding for acquired intangible assets in connection with business combinations; see Note 3 - Acquisitions.

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

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was $0.1 million and $0.2 million during the six months ended March 31, 2025 and 2024, respectively.

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

Former Employee Matters

On December 28, 2022, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a complaint (the “Original Complaint”) in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of race and age and that the Company retaliated against him. On April 26, 2023, the Former CMO filed an amended complaint with the District Court, alleging the same claims made in the Original Complaint. The Company's motion to dismiss certain of the claims was denied on March 27, 2024. Discovery has concluded and the parties are entering the motion for summary judgment phase. The Company is asserting substantial defenses and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of these claims.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

14.
Segment Information

The Company has five operating segments and three reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), and Capital Assets Group (CAG). Our separate Machinio and Software Solutions operating segments, which do not individually meet the quantitative thresholds to be reportable segments, are combined and presented together as Machinio & Software Solutions for segment reporting purposes.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through its GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Acquisitions.
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
•
Machinio & Software Solutions. The Machinio operating segment operates the Machinio marketplace, a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors, and the Machinio System platform that provides equipment sellers with a suite of software tools including website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business. The Software Solutions operating segment separately serves as the Company's private-label and software-as-a-service (SaaS) arm, offering scalable auction platform services to entrepreneurs and businesses.

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

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
GovDeals:
Purchase revenue	$51	$—	$563	$—
Consignment and other fee revenues	19,185	18,374	39,195	34,274
Total revenue	19,236	18,374	39,758	34,274
Segment direct profit	$17,712	$17,209	$36,528	$32,266

RSCG:
Purchase revenue	$76,451	$47,965	$157,136	$83,258
Consignment and other fee revenues	6,241	8,848	13,237	17,277
Total revenue	82,692	56,813	170,373	100,535
Segment direct profit	$16,569	$17,001	$35,064	$31,113

CAG:
Purchase revenue	$1,325	$5,140	$2,943	$6,072
Consignment and other fee revenues	8,267	7,140	16,500	14,042
Total revenue	9,592	12,280	19,443	20,114
Segment direct profit	$8,652	$9,238	$17,448	$16,180

Machinio & Software Solutions:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	4,872	4,002	9,166	7,888
Total revenue	4,872	4,002	9,166	7,888
Segment direct profit	$4,513	$3,800	$8,590	$7,504

Corporate, including elimination adjustments:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	(17)	(16)	(34)	(33)
Total revenue	(17)	(16)	(34)	(33)
Segment direct profit	$(17)	$(16)	$(34)	$(33)

Consolidated:
Purchase revenue	$77,827	$53,105	$160,642	$89,330
Consignment and other fee revenues	38,548	38,348	78,064	73,448
Total revenue	116,375	91,453	238,706	162,778
Total Segment direct profit	$47,429	$47,232	$97,596	$87,030

The following table reconciles segment direct profit used in the reportable segments to the Company's condensed consolidated results:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024
Reconciliation:
Total segment direct profit	$47,429	$47,232	$97,596	$87,030
Other costs and expenses from operations (1)	$40,369	40,575	83,333	78,280
Interest and other income, net	$(646)	(539)	(1,633)	(1,236)
Income before provision for income taxes	$7,706	$7,196	$15,896	$9,986

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended March 31, 2025 and 2024, was 8.7% and 13.7% respectively. The percent of our revenues that came from transactions conducted outside of the United States for the six months ended March 31, 2025 and 2024 was 9.3% and 13.0%, respectively.

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

Overview

About us. Liquidity Services is a leading global commerce company providing trusted online marketplace platforms that power the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management and auction software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

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

Reportable Segments

The Company has five operating segments and three reportable segments under which we conduct business: GovDeals, Retail Supply Chain Group (RSCG), and Capital Assets Group (CAG). Our separate Machinio and Software Solutions operating segments, which do not individually meet the quantitative thresholds to be reportable segments, are combined and presented together as Machinio & Software Solutions for segment reporting purposes. Further information and operating results of our reportable segments can be found in Note 14 - Segment Information.

•
GovDeals. The GovDeals reportable segment provides solutions that enable government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through its GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Acquisitions.
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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

•
Machinio & Software Solutions. The Machinio operating segment operates the Machinio marketplace, a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors, and the Machinio System platform that provides equipment sellers with a suite of software tools including website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business. The Software Solutions operating segment separately serves as the Company's private-label and software-as-a-service (SaaS) arm, offering scalable auction platform services to entrepreneurs and businesses.

Macroeconomic Conditions

Tariffs and other trade barriers. A number of countries have implemented, or are actively considering, measures affecting cross-border trade. Such actions may impact both our buyers and sellers as well as the availability of assets to list on our marketplaces. Ongoing developments related to the timing, scope and application of tariffs, including changes in tariff rates, the range of affected goods, and the countries subject to such measures, remain fluid and subject to rapid and unpredictable change. Tariffs imposed by the U.S., as well as retaliatory tariffs by other countries on U.S. exports, could adversely affect international commerce and our business.

Supply chain challenges and consumer sentiment. The supply of used vehicles available for sale on our marketplaces may be impacted by ongoing tariffs implemented, or actively being considered, by the U.S., as well as the slowing adoption of electric vehicles as a replacement to internal combustion vehicle fleets. Further, used car market price indices continue to experience heightened volatility. In addition, general consumer behavior can be turbulent, and changes in consumer sentiment can cause fluctuation in the mix, volumes, and demand for the products we receive. Change in these conditions or other challenges that may emerge in other key asset categories can impact our financial performance.

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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the ongoing conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the three months ended March 31, 2025 and 2024, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our condensed consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of March 31, 2025, we had 5.8 million registered buyers in our marketplaces. We had access

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended March 31, 2025, the approximate number of registered buyers increased from 5.3 million to 5.8 million, or approximately 9%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Other — fee revenue. We also earn non-consignment fee revenue from our Machinio and Software Solution subscription services, auction listing service fees for foreclosed real estate at our GovDeals segment (payable regardless of whether or not an auction is completed), as well as other services including asset valuation, product handling, and storage fees. Non-consignment fee revenue is recorded within the Consignment and other fee revenues line-item on the Consolidated Statements of Operations.

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 80.1% and 79.9% of our consolidated GMV for the three and six months ended March 31, 2025, respectively, and 82.9% and 85.7% of our consolidated GMV for the three and six months ended March 31, 2024. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 27.3% and 27.1% of our total revenues for the three and six months ended March 31, 2025, respectively, and 34.7% and 36.9% of our total revenues for the three and six months ended March 31, 2024, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 19.9% and 20.1% of our consolidated GMV for the three and six months ended March 31, 2025, respectively, and 17.1% and 14.3% of our consolidated GMV for the three and six months ended March 31, 2024, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 66.9% and 67.3% of our total revenues for the three and six months ended March 31, 2025, respectively, and 58.1% and 54.9% of our total revenues for the three and six months ended March 31, 2024.

In assessing buyer concentration risk, we consider a number of quantitative factors, which can include the buyer's proportionate share of our consolidated GMV, revenues and direct profit, including any impacts based upon the transaction model mix they purchase. We also consider qualitative factors, such as the level of differentiation in the products sold and whether there are alterative buyers accessible in the market, among other relevant factors. For the three and six months ended March 31, 2025 and 2024, we were not dependent on any single buyer in a manner material to our business.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 25% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $15.6 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Condensed Consolidated Inventory balances as of March 31, 2025 and September 30, 2024, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Other fee revenues accounted for 5.8% and 5.6% of our total revenues for three and six months ended March 31, 2025, respectively, and 7.2% and 8.3% of our total revenues for three and six months ended March 31, 2024, respectively.

Key Business Metrics

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

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three and six months ended March 31, 2025, was $367.4 million and $753.4 million, respectively, increasing from the three and six months ended March 31, 2024 by $48.0 million, or 15.0%, and $128.2 million, or 20.5%, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2025 and 2024, we had 5.8 million and 5.3 million registered buyers, respectively.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2025 and 2024, 982,000 and 1,139,000 participants participated in auctions on our marketplaces, respectively. During the six months ended March 31, 2025 and 2024, approximately 1,942,000 and 1,987,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31, 2025 and 2024, we completed 258,000 and 300,000 transactions, respectively. During the six months ended March 31, 2025 and 2025, we completed 511,000 and 539,000 transactions, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated operating results:

	Three months ended March 31,		Change		Six Months Ended March 31,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Purchase revenues	$77,827	$53,105	$24,722	46.6%	$160,642	$89,330	$71,312	79.8%
Consignment and other fee revenues	38,548	38,348	200	0.5%	78,064	73,448	4,616	6.3%
Total revenue	116,375	91,453	24,922	27.3%	238,706	162,778	75,928	46.6%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	68,946	44,222	24,724	55.9%	141,110	75,748	65,362	86.3%
Technology and operations	16,883	15,526	1,357	8.7%	34,290	29,764	4,526	15.2%
Sales and marketing	13,810	14,195	(385)	(2.7)%	28,584	27,176	1,408	5.2%
General and administrative	7,108	7,658	(550)	(7.2)%	15,375	15,242	133	0.9%
Depreciation and amortization	2,568	3,195	(627)	(19.6)%	5,084	6,098	(1,014)	(16.6)%
Other operating expenses	257	62	195	NM	373	507	(134)	(26.5)%
Total costs and expenses	109,572	84,858	24,714	29.1%	224,816	154,535	70,281	45.5%
Income from operations	6,803	6,595	208	3.2%	13,890	8,243	5,647	68.5%
Interest and other income, net	(903)	(601)	(302)	50.3%	(2,006)	(1,743)	(263)	15.1%
Income before provision for income taxes	7,706	7,196	510	7.1%	15,896	9,986	5,910	59.2%
Provision for income taxes	655	1,487	(832)	(55.9)%	3,035	2,369	666	28.1%
Net income	$7,051	$5,709	$1,342	23.5%	$12,861	$7,617	$5,244	68.8%

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2025	2024	2025	2024
GovDeals:
GMV	$203,329	$186,226	$415,470	$376,634
Total revenue	$19,236	$18,374	$39,758	$34,274
Segment direct profit	$17,712	$17,209	$36,528	$32,266
Segment direct profit as a percentage of total revenue	92.1%	93.7%	91.9%	94.1%
RSCG:
GMV	$102,843	$79,634	$212,614	$146,196
Total revenue	$82,692	$56,813	$170,373	$100,535
Segment direct profit	$16,569	$17,001	$35,064	$31,113
Segment direct profit as a percentage of total revenue	20.0%	29.9%	20.6%	30.9%
CAG:
GMV	$61,181	$53,511	$125,349	$102,406
Total revenue	$9,592	$12,280	$19,443	$20,114
Segment direct profit	$8,652	$9,238	$17,448	$16,180
Segment direct profit as a percentage of total revenue	90.2%	75.2%	89.7%	80.4%
Machinio & Software Solutions:
GMV	—	—	—	—
Total revenue	$4,872	$4,002	$9,166	$7,888
Segment direct profit	$4,513	$3,800	$8,590	$7,504
Segment direct profit as a percentage of total revenue	92.6%	95.0%	93.7%	95.0%
Consolidated:
GMV	$367,353	$319,371	$753,433	$625,236
Total revenue	$116,375	$91,453	$238,706	$162,778

Three Months Ended March 31, 2025, Compared to the Three Months Ended March 31, 2024

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 4.7%, or $0.8 million, due to a $17.1 million, or 9.2%, increase in GMV driven by new seller acquisition, service expansion and strong results in our real estate category, partially offset by weather-related delays. Revenue grew at a lower than GMV due to growth from our lower take-rate real estate category. Segment direct profit increased by $0.5 million, or 2.9% while Segment direct profit as a percentage of total revenue decreased from 93.7% to 92.1%, as our expanded service offerings for higher-volume sellers have a higher revenue take-rate but require additional costs of goods sold relative to our core self-service model.

RSCG. Revenue from our RSCG reportable segment increased by $25.9 million, or 45.6%, due to a $23.2 million, or 29.1%, increase in GMV due to expansion in our purchase programs. Segment direct profit decreased by $0.4 million, or 2.5%, and Segment direct profit as a percentage of total revenue decreased from 29.9% to 20.0%, due to increased volumes and purchase-rate changes from expanded purchase programs, driven by general merchandise categories that are lower-touch and do not generally have a significant impact on RSCG's operating expenses, and a lower blended take-rate on our consignment sales. These increased purchase volumes and their effect of lowering Segment direct profit as a percentage of total revenue are expected to continue.

CAG. Revenue from our CAG reportable segment decreased by $2.7 million, or 21.9%, despite an increase in GMV of $7.7 million, or 14.3%, primarily driven by consignment sales in our heavy equipment category, due to completion of large international spot purchase transactions in the three months ended March 31, 2024. As a result of the decrease in revenues, Segment direct profit decreased by $0.6 million, or 6.3%. Segment direct profit as a percentage of total revenue increased from 75.2% to 90.2% due to the prior year international spot purchase transactions. As a reminder, there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue in our Machinio & Software Solutions businesses increased 21.8%, or $0.9 million, due to Machinio price increases and continued growth in its subscribers, and from the acquisition of Auction Software. As a result of these

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

increase in revenues, segment direct profit increased 18.8%, or $0.7 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues. Total consolidated revenue increased $24.9 million, or 27.3%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $24.7 million, primarily due to increased purchase transaction volumes at our RSCG reportable segment during the three months ended March 31, 2025.

Technology and operations expenses. Technology and operations expenses increased $1.4 million, or 8.7%, primarily in support of the increased transactions volumes across our segments, including operating costs associated with expanded service offerings in our GovDeals segment, temporary storage costs in our RSCG segment from the initial stages of its purchase programs expansion that are expected to normalize during the three months ended June 30, 2025, and a $0.1 million increase in stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses decreased $0.4 million, or 2.7%, due to a reprioritization of marketing initiatives in the current year.

General and administrative expenses. General and administrative expenses decreased $0.5 million, or 7.2%, primarily due to ongoing cost management and streamlining efforts, and a $0.1 million decrease in stock compensation expense.

Depreciation and amortization. Depreciation and amortization expense decreased $0.6 million, or 19.6%, due to historically acquired intangible assets reaching the end of their useful lives.

Other operating expenses, net. Other operating expenses, net increased $0.2 million driven by $0.1 million of business realignment expenses as well as expenses incurred for the Auction Software acquisition; see Note 3 - Acquisitions.

Provision for income taxes. Provision for income taxes decreased $0.8 million due to an increase in tax benefits from stock compensation vesting activity, and the impact of foreign, state, and local taxes and permanent tax adjustments.

Six Months Ended March 31, 2025, Compared to the Six Months Ended March 31, 2024

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 16.0%, or $5.5 million, due to a $38.9 million, or 10.3%, increase in GMV driven by new seller acquisition, service expansion and strong results across our personal property and real estate categories, partially offset by weather-related delays. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra. Segment direct profit increased by $4.3 million, or 13.2%, and Segment direct profit as a percentage of total revenue decreased from 94.1% to 91.9%, as our expanded service offerings for higher-volume sellers have a higher revenue take-rate but require additional costs of goods sold relative to our core self-service model.

RSCG. Revenue from our RSCG reportable segment increased by $69.80 million, or 69.5%, due to a $66.4 million, or 45.4%, increase in GMV due to expansion in our purchase programs. Segment direct profit increased by $4.0 million, or 12.7%, and Segment direct profit as a percentage of total revenue decreased from 30.9% to 20.6%, due to increased volumes and purchase-rate changes from expanded purchase programs, driven by general merchandise categories that are lower-touch and do not generally have a significant impact on RSCG's operating expenses, and a lower blended take-rate on our consignment sales. These increased purchase volumes and their effect of lowering Segment direct profit as a percentage of total revenue are expected to continue.

CAG. Revenue from our CAG reportable segment decreased by $0.7 million, or 3.3%, despite an increase in GMV of $22.9 million, or 22.4% increase, primarily driven by consignment sales in our heavy equipment, due to completion of large international spot purchase transactions during the six months ended March 31, 2024. Segment direct profit increased by $1.3 million, or 7.8%, as the increased consignment mix has a greater impact on Segment direct profit than total revenues. Segment direct profit as a percentage of total revenue increased from 80.4% to 89.7% due to the prior year international spot purchase transactions. As a reminder, there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue in our Machinio & Software Solutions businesses increased 16.2%, or $1.3 million, due to Machinio price increases and continued growth in its subscribers, and from the acquisition of Auction Software. As a result of these increase in revenues, segment direct profit increased 14.5%, or $1.1 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Total revenues. Total consolidated revenue increased $75.9 million, or 46.6%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $65.4 million, primarily due to increased purchase transaction volumes at our RSCG reportable segment during the six months ended March 31, 2025.

Technology and operations expenses. Technology and operations expenses increased $4.5 million, or 15.2%, primarily in support of the increased transactions volumes across our segments, including operating costs associated with expanded service offerings in our GovDeals segment, temporary storage costs in our RSCG segment from the initial stages of its purchase programs expansion that are expected to normalize during the three months ended June 30, 2025, and a $0.3 million increase in stock compensation expense.

Sales and marketing expenses. Sales and marketing expenses increased $1.4 million, or 5.2%, primarily due to our market share expansion and multi-channel buyer development efforts, and a $0.6 million increase in stock compensation expense.

General and administrative expenses. General and administrative expenses increased $0.1 million, or 0.9%, driven by a $0.5 million increase in stock compensation primarily from variable stock awards tied to financial performance targets, offset slightly by ongoing cost management and streamlining efforts.

Depreciation and amortization. Depreciation and amortization expense decreased $1.0 million, or 16.6%, due to historically acquired intangible assets reaching the end of their useful lives.

Other operating expenses, net. Other operating expenses, net decreased $0.1 million, as the six months ended March 31, 2025, as the acquisition of Sierra incurred greater expenses than that of Auction Software; see Note 3 - Acquisitions.

Provision for income taxes. Provision for income taxes increased $0.7 million due to an increase in income, offset by an increase in stock compensation vesting activity, and the impact of foreign, state, and local taxes and permanent tax adjustments.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024
Net income	$7,051	$5,709	$12,861	$7,617
Interest and other income, net[1]	(951)	(771)	(2,103)	(1,912)
Provision for income taxes	655	1,487	3,035	2,369
Depreciation and amortization	2,568	3,195	5,084	6,098
EBITDA	$9,323	$9,620	$18,877	$14,172
Stock compensation expense	2,578	2,343	6,010	4,592
Acquisition-related costs[2]	167	125	236	577
Business realignment expenses[2,3]	104	—	159	—
Non-GAAP Adjusted EBITDA	$12,172	$12,088	$25,282	$19,341

1 Interest and other income, net excludes non-services pension and other postretirement expense (benefit).

2 Acquisition-related costs, and business realignment expenses are included in Other operating expenses, net on the Condensed Consolidated Statement of Operations.

3 Business realignment expense includes the amounts accounted for as exit costs under ASC 420, Exit or Disposal Cost Obligations, and the related impacts of business realignment actions subject to other accounting guidance.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of March 31, 2025, we had $138.5 million in Cash and cash equivalents and $10.5 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

The Company accepts multiple forms of payment including payment cards, bank transfers, and other merchant account providers. Generally, we require receipt of payment prior to shipment or buyer-arranged pick-up at the point of sale, which minimizes our collection risk on those transactions. However, for a limited number of financially qualified buyers, which can include re-sellers, we may from time-to-time extend credit for certain large purchases with negotiated payment periods. Credit terms commonly require payment to be made within 30 days, but where commercial terms or market conditions warrant these payment terms may be extended for up to six months. As a result, our consolidated accounts receivable balances are typically a small component of our overall financial position but may, at times, be concentrated among a limited, small number of such buyers. Collection risk from and credit exposure to these financially qualified buyers is regularly reviewed by management and adjusted as needed.

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.5 million of undistributed foreign earnings as of March 31, 2025. A total of $30.3 million of cash and cash equivalents and short-term investments was held out of the U.S. as of March 31, 2025. These amounts are not currently considered in our evaluation of near-term liquidity needs in the U.S. due to the potential for adverse tax consequences upon repatriation.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the six months ended March 31, 2025 and 2024, were $3.7 million and $4.1 million, respectively. This decrease was primarily driven by the timing of enhancements to our platforms and marketplaces. As of March 31, 2025, we had no significant outstanding commitments for capital expenditures.

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

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the six months ended March 31, 2025, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $7.5 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $17.5 million of remaining borrowing capacity under the Line of Credit as of March 31, 2025.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2025, the Company was in full compliance with the terms and conditions of the Credit Agreement.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Other Uses of Capital Resources

Auction Software Acquisition. On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider. Auction Software results are reported within our Machinio & Software Solutions reportable segment. See Note 3 - Acquisitions for more information regarding this transaction.

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

The Company made no repurchases during the three and six months ended March 31, 2025. As of March 31, 2025, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Six Months Ended March 31, 2025, Compared to the Six Months Ended March 31, 2024

Net cash provided by operating activities was $9.5 million and $26.0 million for the six months ended March 31, 2025 and 2024, respectively. The $16.5 million decrease in cash provided by operating activities between periods was primarily attributable to an $11.9 million decrease in cash flows associated with Accounts Payable due to the timing of seller settlements at our GovDeals and CAG businesses including impacts from weather-related delays, a $7.2 million decrease in cash flows associated with Accounts receivable primarily due to qualified buyers with credit terms transacting in our expanded purchase program volumes in our RSCG segment, and a $4.7 million increase in cash tax payments. These were partially offset by a $4.4 million increase in our Net income as adjusted for non-cash items.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. RSCG's expanded purchase program volumes may cause operating cash flow fluctuations from Accounts receivable, Accounts payable and Inventory to increase. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers may become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. We have also recently began increasing our payments for US federal income taxes in fiscal 2025 as our remaining net operating loss carryforwards are used. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $18.6 million and $17.6 million for the six months ended March 31, 2025 and 2024, respectively. The $1.0 million increase in cash used in investing activities was primarily driven an $11.0 million increase in the purchase of short-term investments, offset by an increase of $2.7 million in maturities of short-term investments and a $7.0 million decrease in cash paid for business acquisitions; see Note 3 - Acquisitions.

Net cash used in financing activities was $4.8 million and $10.3 million for the six months ended March 31, 2025 and 2024, respectively. The $5.5 million decrease in cash used in financing activities was primarily driven by a $9.0 million decrease in share repurchases partially offset by a $3.5 million increase in taxes paid associated with the net settlement of stock compensation awards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of March 31, 2025, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of March 31, 2025, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

As of March 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2025, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended March 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
January 1, 2025 to January 31, 2025	—		—	$17.6
February 1, 2025 to February 28, 2025	815	$33.76	—	$17.6
March 1, 2025 to March 31, 2025	—		—	$17.6
Total	815		—

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended March 31, 2025, participants surrendered 815 shares of common stock in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

2 On September 8, 2023, the Company's Board of Directors authorized a stock repurchase plan of up to $15.2 million through December 31, 2025, of which $7.6 million is remaining. On December 9, 2024, the Company’s Board of Directors authorized the repurchase of up to an additional $10.0 million of the Company’s common stock through December 31, 2026.

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

As of March 31, 2025, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

Item 5. Other Information

On March 11, 2025, Mark Shaffer, Chief Legal Officer and Corporate Secretary, entered into a Rule 10b5-1 trading arrangement that provides for the sale of 12,055 shares of the Company's Common Stock. The shares of the Company's Common Stock are held directly by Mr. Shaffer, an Officer and Rule 144 affiliate of the Company. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until the earlier of (1) February 13, 2026, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

On May 7, 2025, the Company entered into a Third Amendment to the Credit Agreement (the Third Amendment) to, among other things: (i) extend the maturity date by an additional 12 months to March 31, 2027, (ii) increase the maximum aggregate principal amount from $25.0 million to $35.0 million, and (iii) increase the sublimit for standby letters of credit from $10.0 million to $35.0 million.

Item 6. Exhibits

Exhibit No.	Description

3.1

Fourth Amended and Restated Certificate of Incorporation (the "Fourth A&R Certificate"), incorporated herein by reference to Exhibit 3.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-129656), filed with the SEC on January 17, 2006.

3.2	Certificate of Amendment of the Fourth A&R Certificate, incorporated herein by reference to Appendix A to the Company’s Schedule 14A, filed with the SEC on January 24, 2023.

3.3	Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 5, 2022.

10.1	Third Amendment to Credit Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
May 8, 2025	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
May 8, 2025	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)