Form 10-Q
period 2025-06-30
LIQUIDITY SERVICES INC
filed 2025-08-07
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 4, 2025, was 31,236,939.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	June 30, 2025	September 30, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$155,605	$153,226
Short-term investments	11,353	2,310
Accounts receivable, net of allowance for doubtful accounts of $720 and $1,680	20,158	11,467
Inventory, net	16,853	17,099
Prepaid taxes and tax refund receivable	3,401	1,519
Prepaid expenses and other current assets	12,637	13,614
Total current assets	220,007	199,235
Property and equipment, net	18,187	17,961
Operating lease assets	11,864	12,005
Intangible assets, net	14,096	13,912
Goodwill	103,007	97,792
Deferred tax assets	577	1,728
Other assets	4,697	4,255
Total assets	$372,435	$346,888
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$58,797	$58,693
Accrued expenses and other current liabilities	25,363	28,261
Current portion of operating lease liabilities	5,237	5,185
Deferred revenue	5,233	4,788
Payables to sellers	59,265	58,226
Total current liabilities	153,895	155,153
Operating lease liabilities	8,921	9,060
Other long-term liabilities	969	115
Total liabilities	163,785	164,328
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 37,248,277 shares issued and outstanding at June 30, 2025; 36,707,840 shares issued and outstanding at September 30, 2024	37	37
Additional paid-in capital	281,370	275,771
Treasury stock, at cost; 6,016,893 shares at June 30, 2025, and 6,015,496 shares at September 30, 2024	(93,901)	(93,854)
Accumulated other comprehensive loss	(9,160)	(9,427)
Retained earnings	30,304	10,033
Total stockholders’ equity	208,650	182,560
Total liabilities and stockholders’ equity	$372,435	$346,888

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Purchase revenues	$76,517	$53,396	$237,159	$142,726
Consignment and other fee revenues	43,358	40,217	$121,422	113,665
Total revenue	119,875	93,613	358,581	256,391
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	65,110	44,212	206,220	119,960
Technology and operations	17,275	15,372	51,565	45,136
Sales and marketing	15,694	13,759	44,278	40,934
General and administrative	8,221	8,603	23,596	23,846
Depreciation and amortization	2,657	3,199	7,741	9,297
Other operating expenses	700	573	1,073	1,080
Total costs and expenses	109,657	85,718	334,473	240,253
Income from operations	10,218	7,895	24,108	16,138
Interest and other income, net	(1,077)	(807)	(3,083)	(2,549)
Income before provision for income taxes	11,295	8,702	27,191	18,687
Provision for income taxes	3,885	2,702	6,920	5,071
Net income	$7,410	$6,000	$20,271	$13,616
Basic income per common share	$0.24	$0.20	$0.66	$0.45
Diluted income per common share	$0.23	$0.19	$0.63	$0.43
Basic weighted average shares outstanding	31,157,183	30,388,675	30,935,882	30,497,820
Diluted weighted average shares outstanding	32,497,238	31,464,461	32,404,183	31,617,578

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income	$7,410	$6,000	$20,271	$13,616
Other comprehensive income (loss):
Foreign currency translation	$1,669	(110)	$267	391
Other comprehensive income (loss), net of taxes	1,669	(110)	267	391
Comprehensive income	$9,079	$5,890	$20,538	$14,007

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2024	36,707,840	$37	$275,771	(6,015,496)	$(93,854)	$(9,427)	$10,033	$182,560
Net Income	—	—	—	—	—	—	5,810	5,810
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	138,838	—	114	—	—	—	—	114
Taxes paid associated with net settlement of stock compensation awards	(30,575)	—	(883)	—	—	—	—	(883)
Forfeitures of restricted stock awards	(22,500)	—	—	—	—	—	—	—
Shares swapped to exercise stock options	—	—	19	(582)	(19)	—	—	—
Stock compensation expense	—	—	3,431	—	—	—	—	3,431
Foreign currency translation	—	—	—	—	—	(1,871)	—	(1,871)
Balance at December 31, 2024	36,793,603	$37	$278,452	(6,016,078)	$(93,873)	$(11,298)	$15,843	$189,161
Net income	—	—	—	—	—	—	7,051	7,051
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	522,121	—	78	—	—	—	—	78
Taxes paid associated with net settlement of stock compensation awards	(119,819)	—	(3,957)	—	—	—	—	(3,957)
Acquisition consideration paid in common stock (Note 3)	27,260	—	945	—	—	—	—	945
Shares swapped to exercise stock options	—	—	28	(815)	(28)	—	—	—
Stock compensation expense	—	—	2,578	—	—	—	—	2,578
Foreign currency translation	—	—	—	—	—	469	—	469
Balance at March 31, 2025	37,223,165	$37	$278,124	(6,016,893)	$(93,901)	$(10,829)	$22,894	$196,325
Net income	—	—	—	—	—	—	7,410	7,410
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	34,554	—	—	—	—	—	—	—
Taxes paid associated with net settlement of stock compensation awards	(9,442)	—	(266)	—	—	—	—	(266)
Stock compensation expense	—	—	3,512	—	—	—	—	3,512
Foreign currency translation	—	—	—	—	—	1,669	—	1,669
Balance at June 30, 2025	37,248,277	$37	$281,370	(6,016,893)	$(93,901)	$(9,160)	$30,304	$208,650

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended June 30,
	2025	2024
Operating activities
Net income	$20,271	$13,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,741	9,297
Stock compensation expense	9,522	7,208
Inventory adjustment to net realizable value	32	163
Provision for doubtful accounts	199	733
Deferred tax expense	1,872	4,318
Impairment of long-lived and other non-current assets	459	—
Gain on disposal of property and equipment	(19)	(30)
Changes in operating assets and liabilities:
Accounts receivable	(8,599)	(1,599)
Inventory	2,124	(2,286)
Prepaid taxes and tax refund receivable	(1,881)	134
Prepaid expenses and other assets	885	(5,521)
Operating lease assets and liabilities	(283)	1,353
Accounts payable	(1,787)	1,549
Accrued expenses and other current liabilities	(2,733)	3,795
Deferred revenue	(62)	204
Payables to sellers	1,027	15,281
Net cash provided by operating activities	28,768	48,215
Investing activities
Cash paid for business acquisitions, net of cash acquired	(6,500)	(13,265)
Purchases of property and equipment, including capitalized software	(5,784)	(6,065)
Purchase of short-term investments	(16,217)	(2,264)
Maturities of short-term investments	7,417	3,888
Other investing activities, net	203	60
Net cash used in investing activities	(20,881)	(17,646)
Financing activities
Common stock repurchases	(79)	(9,426)
Taxes paid associated with net settlement of stock compensation awards	(5,106)	(1,455)
Payments of the principal portion of finance lease liabilities	(75)	(72)
Proceeds from exercise of stock options, net of tax	192	128
Net cash used in financing activities	(5,068)	(10,825)
Effect of exchange rate differences on cash and cash equivalents	(440)	287
Net decrease in cash and cash equivalents	2,379	20,031
Cash and cash equivalents at beginning of period	153,226	110,281
Cash and cash equivalents at end of period	$155,605	$130,312
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$6,960	$810
Non-cash: Common stock surrendered in the exercise of stock options	47	—
Non-cash: Acquisition consideration paid in common stock	945	—

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The information disclosed in the notes to the condensed consolidated financial statements for these periods is unaudited. Operating results for the three and nine months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2025, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and nine months ended June 30, 2025, these estimates required the Company to make assumptions about disruptions to macroeconomic conditions such as the impact of ongoing international armed and geopolitical conflicts, tariffs, global trade, market volatility and uncertainty and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.5 million as of June 30, 2025, and $1.5 million as of September 30, 2024, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with our Machinio and Software Solutions subscription services. The contract liability balance was $5.2 million as of June 30, 2025, and $4.8 million as of September 30, 2024, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2024 contract liability balance, $4.5 million was earned as other fee revenue during the nine months ended June 30, 2025.

For the Company's Machinio and Software Solutions subscription services, the performance obligation has been identified as the stand ready obligation to provide access to our subscription services, which are satisfied over time and recognized as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of June 30, 2025, the Company had a remaining performance obligation of $5.2 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio and Software Solutions businesses. Contract costs are amortized on a straight-line basis over the expected life of the customer contract. The contract cost balance was $2.3 million as of June 30, 2025, and $2.3 million as of September 30, 2024, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.4 million during the three months ended June 30, 2025 and 2024, respectively and $1.2 million and $1.1 million during the nine months ended June 30, 2025, and 2024, respectively.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sell commercial merchandise. While purchase model transactions account for less than 25% of our total Gross Merchandise Volume (GMV), the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $12.4 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in the line-item Inventory on the Condensed Consolidated Balance Sheets as of June 30, 2025, and September 30, 2024, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for its RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

3.
Acquisitions

Auction Software

On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider offering scalable auction platform services to entrepreneurs and businesses, for $6.5 million in cash paid and $0.9 million in stock issuance at closing, for a total preliminary purchase price of $7.4 million. As of June 30, 2025, the Company's purchase price allocation related to this acquisition is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment of $0.3 million for the acquired intangible assets’ fair value with a corresponding increase to goodwill. In connection with its acquisition of Auction Software, the Company preliminarily allocated the fair value to acquired intangible assets totaling $2.6 million, and goodwill of $5.1 million. The total goodwill arising from the acquisition is included in the Software Solutions operating segment and is deductible for tax purposes.

Auction Software's financial results are reported within the Software Solutions operating segment. Revenue, net income (loss), and pro forma information related to the Auction Software acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three and nine months ended June 30, 2025.

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

Sierra's financial results are reported within the GovDeals reportable segment. Revenue, net income (loss), and pro forma information related to the Sierra acquisition was immaterial to the condensed consolidated financial statements and its related notes for the three and nine months ended June 30, 2025 and 2024.

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

The computation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net income	$7,410	$6,000	$20,271	$13,616
Denominator:
Basic weighted average shares outstanding	31,157,183	30,388,675	30,935,882	30,497,820
Dilutive impact of stock options, RSUs and RSAs	1,340,055	1,075,786	1,468,301	1,119,758
Diluted weighted average shares outstanding	32,497,238	31,464,461	32,404,183	31,617,578
Basic income per common share	$0.24	$0.20	$0.66	$0.45
Diluted income per common share	$0.23	$0.19	$0.63	$0.43
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	864,236	1,676,121	861,596	1,696,121

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

The components of lease expense are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Finance lease – lease asset amortization	$18	$18	$50	$56
Finance lease – interest on lease liabilities	5	4	15	9
Operating lease cost	1,563	1,418	4,494	4,046
Operating lease impairment expense (1)	459	—	459	—
Short-term lease cost	93	90	328	214
Variable lease cost (2)	432	282	964	889
Sublease income	(39)	(3)	(39)	(18)
Total net lease cost	$2,531	$1,809	$6,271	$5,196

(1)
During the three months ended June 30, 2025, the Company exited from a RSCG warehouse in an effort to consolidate its warehouse operations and incurred $0.5 million of impairment expense.
(2)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	June 30, 2025
	Operating Leases	Finance Leases
Remainder of 2025	$1,466	$32
2026	5,548	123
2027	3,167	73
2028	2,783	51
2029	1,951	47
Thereafter	711	80
Total lease payments (1)	$15,626	$406
Less: imputed interest (2)	(1,467)	(49)
Total lease liabilities	$14,159	$357

(1)
The weighted average remaining lease term is 3.4 years for operating leases and 4.3 years for finance leases.
(2)
The weighted average discount rate is 5.9% for operating leases and 5.8% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Nine Months Ended June 30,
	2025	2024
Cash paid for amounts included in operating lease liabilities	$4,295	$3,437
Cash paid for amounts included in finance lease liabilities	$75	$79
Non-cash: lease liabilities arising from new operating lease assets obtained	$1,251	$5,691
Non-cash: lease liabilities arising from new finance lease assets obtained	$240	$—
Non-cash: adjustments to lease assets and liabilities(1)	$2,987	$360

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

The increase in adjustments to lease assets and liabilities during the nine months ended June 30, 2025, is due to execution of renewal of an existing warehouse lease in Brampton, Ontario (Canada) associated with our RSCG reportable segment.

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio & Software Solutions	Total
September 30, 2023	$53,814	$21,016	$14,558	$89,388
Sierra acquisition (see Note 3)	7,869	—	—	7,869
Translation adjustments	—	535	—	535
September 30, 2024	61,683	21,551	14,558	97,792
Auction Software acquisition (see Note 3)	—	—	5,070	5,070
Translation adjustments	—	145	—	145
June 30, 2025	$61,683	$21,696	$19,628	$103,007

The increase in the goodwill balance of approximately $5.1 million at the Software Solutions business during the nine months ended June 30, 2025, is due to the Auction Software acquisition; see Note 3 - Acquisitions for further information. Our RSCG reportable segment does not maintain a goodwill balance as of June 30, 2025.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and nine months ended June 30, 2025.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

7.
Intangible Assets

Intangible assets consist of the following:

		June 30, 2025			September 30, 2024
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	$23,600	$(10,824)	$12,776	$22,100	$(8,805)	$13,295
Technology	3 - 5	5,800	(4,975)	825	4,900	(4,839)	61
Trade names	3 - 7	2,412	(2,065)	347	2,200	(1,803)	397
Other intangibles	10	922	(774)	148	897	(738)	159
Total intangible assets, net		$32,734	$(18,638)	$14,096	$30,097	$(16,185)	$13,912

The gross carrying amount of total intangible assets increased by $2.6 million during the nine months ended June 30, 2025, due to the Auction Software acquisition; see Note 3 - Acquisitions for further information.

Future expected amortization of intangible assets as of June 30, 2025, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2025	$783
2026	3,128
2027	3,045
2028	3,009
2029 and thereafter	4,131
Total	$14,096

Intangible asset amortization expense was $0.8 million and $1.1 million for the three months ended June 30, 2025 and 2024, respectively and $2.5 million and $3.0 million for the nine months ended June 30, 2025 and 2024, respectively.

The Company did not record impairment charges on any intangible assets during the three and nine months ended June 30, 2025 and 2024. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and nine months ended June 30, 2025.

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first nine months of fiscal year 2025 and its corresponding effective tax rate is 25.4% compared to 27.1% for the first nine months of fiscal year 2024. The change in the effective tax rate for the nine months ended June 30, 2025, as compared to the same period in the prior year, was primarily due to an increase in tax benefits from stock compensation vesting activity, state and foreign taxes, and permanent tax adjustments. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and permanent tax adjustments.

On July 4th, 2025 the One Big Beautiful Bill Act was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. We are evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our third quarter, the impacts are not included in our operating results for the nine months ended June 30, 2025.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the nine months ended June 30, 2025, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of June 30, 2025, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2021 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2021 may be adjusted upon examination by tax authorities if they are utilized.

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

On May 7, 2025, the Company entered into a Third Amendment to the Credit Agreement (the Third Amendment) that extended the maturity date to March 31, 2027, increased the maximum aggregate principal amount from $25.0 million to $35.0 million, and increased the sublimit for standby letters of credit from $10.0 million to $35.0 million.

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2025, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three and nine months ended June 30, 2025, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Line of Credit as of June 30, 2025.

During the three and nine months ended June 30, 2025 and 2024, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

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

Stock Compensation Incentive Plans

The Company maintains the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan (as amended, the LTIP) under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, and a private placement issuance related to the Company's acquisition of Bid4Assets. During the year ended September 30, 2024, the Company's shareholders approved an amendment to the LTIP to increase the number of shares of common stock from 20,300,000 to 22,800,000, reserved for future issuance of awards under the LTIP. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of June 30, 2025, 1,289,677 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Equity-classified awards:
Stock options	$563	$550	$1,595	$1,574
RSUs & RSAs	2,949	2,067	7,927	5,634
Total Equity-classified awards	$3,512	$2,617	$9,522	$7,208

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Stock compensation expense by function
Technology and operations	$581	$405	$1,559	$1,085
Sales and marketing	1,142	692	3,016	1,967
General and administrative	1,789	1,520	4,947	4,156
Total stock compensation expense:	$3,512	$2,617	$9,522	$7,208

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Nine Months Ended June 30,2025
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

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the nine months ended June 30, 2025, were as follows:

Nine Months Ended
June 30, 2025
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

The Company made no repurchases during the three and nine months ended June 30, 2025. As of June 30, 2025, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

During the nine months ended June 30, 2025, participants surrendered 1,397 shares of common stock in connection with the exercise of stock options. No shares were surrendered by participants in connection with the exercise of stock options during the nine months ended June 30, 2024.

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

Cash and cash equivalents. The Company had $77.5 million and $67.2 million of money market funds considered cash equivalents at June 30, 2025 and September 30, 2024, respectively. These assets were measured at fair value as of June 30, 2025 and September 30, 2024, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Short-term investments. The Company had $11.4 million and $2.3 million of guaranteed investment certificates considered investments at June 30, 2025 and September 30, 2024, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of June 30, 2025 and September 30, 2024, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

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

As of June 30, 2025 and September 30, 2024, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis, excluding for acquired intangible assets in connection with business combinations; see Note 3 - Acquisitions.

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

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was $0.1 million and $0.1 million during the three months ended June 30, 2025 and 2024, and $0.1 million and $0.3 million during the nine months ended June 30, 2025 and 2024, respectively.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Former Employee Matters

On December 28, 2022, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a complaint (the “Original Complaint”) in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of race and age and that the Company retaliated against him. On April 26, 2023, the Former CMO filed an amended complaint with the District Court, alleging the same claims made in the Original Complaint. The Company's motion to dismiss certain of the claims was denied on March 27, 2024. Discovery has concluded. The Company filed a motion for summary judgment on the retaliation claim in July 2025. The Company is asserting substantial defenses and cannot estimate a range of potential liability, if any, at this time. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of these claims.

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of gender, race, and age. The Company’s employment practices liability insurance carrier, CNA, accepted tender of these claims. In December 2022, the District Court dismissed the plaintiff’s age discrimination claim but the court allowed the race and gender claims to go to trial. Trial on the race and gender claims began late October 2023. The jury was unable to reach a unanimous verdict on either claim, and accordingly, the judge declared a mistrial in November 2023. On August 1, 2024, plaintiff and the Company entered into a settlement agreement under which the Company agreed to pay the plaintiff $3.5 million in exchange for a full release and dismissal with prejudice of plaintiff’s claims. The Company entered into the Agreement as a negotiated compromise and settlement of litigation, and not in any way as an admission of liability or fault by the Company. CNA funded $3.0 million of the settlement pursuant to the terms of the Company’s insurance policy. As a result of the settlement agreement, the Company recorded a $0.5 million litigation settlement expense net of insurance recovery during the three and nine months ended June 30, 2024, which is included in General and administrative expenses on the Condensed Consolidated Statements of Operations.

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

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
GovDeals:
Purchase revenue	$120	$—	$684	$—
Consignment and other fee revenues	23,846	22,109	63,041	56,384
Total revenue	23,966	22,109	63,725	56,384
Segment direct profit	$22,160	$20,716	$58,688	$52,982

RSCG:
Purchase revenue	$75,269	$51,713	$232,405	$134,971
Consignment and other fee revenues	6,275	7,051	19,512	24,328
Total revenue	81,544	58,764	251,917	159,299
Segment direct profit	$19,371	$17,365	$54,434	$48,478

CAG:
Purchase revenue	$1,128	$1,683	$4,070	$7,755
Consignment and other fee revenues	8,033	6,967	24,533	21,009
Total revenue	9,161	8,650	28,604	28,764
Segment direct profit	$8,460	$7,430	$25,909	$23,611

Machinio & Software Solutions:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	5,221	4,106	14,386	11,994
Total revenue	5,221	4,106	14,386	11,994
Segment direct profit	$4,790	$3,906	$13,380	$11,409

Corporate, including elimination adjustments:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	(17)	(16)	(51)	(49)
Total revenue	(17)	(16)	(51)	(49)
Segment direct profit	$(17)	$(16)	$(51)	$(49)

Consolidated:
Purchase revenue	$76,517	$53,396	$237,159	$142,726
Consignment and other fee revenues	43,358	40,217	121,422	113,665
Total revenue	119,875	93,613	358,581	256,391
Total Segment direct profit	$54,764	$49,401	$152,360	$136,431

The following table reconciles segment direct profit used in the reportable segments to the Company's condensed consolidated results:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024
Reconciliation:
Total segment direct profit	$54,764	$49,401	$152,360	$136,431
Other costs and expenses from operations (1)	$43,846	40,933	127,180	119,213
Interest and other income, net	$(377)	(233)	(2,011)	(1,469)
Income before provision for income taxes	$11,295	$8,702	$27,191	$18,687

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended June 30, 2025 and 2024, was 8.6% and 9.1% respectively. The percent of our revenues that came from transactions conducted outside of the United States for the nine months ended June 30, 2025 and 2024 was 9.0% and 11.6%, respectively.

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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the ongoing conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the three and nine months ended June 30, 2025 and 2024, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our condensed consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of June 30, 2025, we had 5.9 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended June 30, 2025, the approximate number of registered buyers increased from 5.4 million to 5.9 million, or approximately 9%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 82.5% and 80.9% of our consolidated GMV for the three and nine months ended June 30, 2025, respectively, and 86.5% and 86.0% of our consolidated GMV for the three and nine months ended June 30, 2024. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 30.0% and 28.1% of our total revenues for the three and nine months ended June 30, 2025, respectively, and 35.9% and 36.5% of our total revenues for the three and nine months ended June 30, 2024, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 17.5% and 19.1% of our consolidated GMV for the three and nine months ended June 30, 2025, respectively, and 13.5% and 14.0% of our consolidated GMV for the three and nine months ended June 30, 2024, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 63.8% and 66.1% of our total revenues for the three and nine months ended June 30, 2025, respectively, and 57.0% and 55.7% of our total revenues for the three and nine months ended June 30, 2024.

In assessing buyer concentration risk, we consider a number of quantitative factors, which can include the buyer's proportionate share of our consolidated GMV, revenues and direct profit, including any impacts based upon the transaction model mix they purchase. We also consider qualitative factors, such as the level of differentiation in the products sold and whether there are alterative buyers accessible in the market, among other relevant factors. For the three and nine months ended June 30, 2025 and 2024, we were not dependent on any single buyer in a manner material to our business.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase model transactions account for less than 25% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $12.4 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Condensed Consolidated Inventory balances as of June 30, 2025 and September 30, 2024, respectively. Our vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Other fee revenues accounted for 6.2% and 5.8% of our total revenues for three and nine months ended June 30, 2025, respectively, and 7.1% and 7.8% of our total revenues for three and nine months ended June 30, 2024, respectively.

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

Gross merchandise volume (GMV). GMV is the total sales value of all merchandise sold by us or our sellers through our marketplaces or by us through other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three and nine months ended June 30, 2025, was $413.0 million and $1.2 billion, respectively, increasing from the three and nine months ended June 30, 2024 by $32.6 million, or 8.6%, and $160.8 million, or 16.0%, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2025 and 2024, we had 5.9 million and 5.4 million registered buyers, respectively.

Total auction participants. For each auction we manage, the number of auction participants represents the total number of registered buyers who have bid one or more times in that auction. As a result, a registered buyer who bids, or participates, in more than one auction is counted as an auction participant in each auction in which he or she participates. Thus, total auction participants for a given period is the sum of the auction participants in each auction conducted during that period. We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2025 and 2024, 1,098,000 and 1,016,000 participants participated in auctions on our marketplaces, respectively. During the nine months ended June 30, 2025 and 2024, approximately 3,040,000 and 3,003,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2025 and 2024, we completed 286,000 and 263,000 transactions, respectively. During the nine months ended June 30, 2025 and 2025, we completed 797,000 and 802,000 transactions, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated operating results:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Change		Nine Months Ended June 30,		Change
(dollars in thousands)	2025	2024	$	%	2025	2024	$	%
Purchase revenues	$76,517	$53,396	$23,121	43.3%	$237,159	$142,726	$94,433	66.2%
Consignment and other fee revenues	43,358	40,217	3,141	7.8%	121,422	113,665	7,757	6.8%
Total revenue	119,875	93,613	26,262	28.1%	358,581	256,391	102,190	39.9%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	65,110	44,212	20,898	47.3%	206,220	119,960	86,260	71.9%
Technology and operations	17,275	15,372	1,903	12.4%	51,565	45,136	6,429	14.2%
Sales and marketing	15,694	13,759	1,935	14.1%	44,278	40,934	3,344	8.2%
General and administrative	8,221	8,603	(382)	(4.4)%	23,596	23,846	(250)	(1.0)%
Depreciation and amortization	2,657	3,199	(542)	(16.9)%	7,741	9,297	(1,556)	(16.7)%
Other operating expenses	700	573	127	22.1%	1,073	1,080	(7)	(0.7)%
Total costs and expenses	109,657	85,718	23,939	27.9%	334,473	240,253	94,220	39.2%
Income from operations	10,218	7,895	2,323	29.4%	24,108	16,138	7,970	49.4%
Interest and other income, net	(1,077)	(807)	(270)	33.5%	(3,083)	(2,549)	(534)	21.0%
Income before provision for income taxes	11,295	8,702	2,593	29.8%	27,191	18,687	8,504	45.5%
Provision for income taxes	3,885	2,702	1,183	43.8%	6,920	5,071	1,849	36.5%
Net income	$7,410	$6,000	$1,410	23.5%	$20,271	$13,616	$6,655	48.9%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
GovDeals:
GMV	$252,291	$249,652	$667,761	$626,285
Total revenue	$23,966	$22,109	$63,725	$56,384
Segment direct profit	$22,160	$20,716	$58,688	$52,982
Segment direct profit as a percentage of total revenue	92.5%	93.7%	92.1%	94.0%
RSCG:
GMV	$102,556	$78,950	$315,170	$225,145
Total revenue	$81,544	$58,764	$251,917	$159,299
Segment direct profit	$19,371	$17,365	$54,434	$48,478
Segment direct profit as a percentage of total revenue	23.8%	29.6%	21.6%	30.4%
CAG:
GMV	$58,160	$51,838	$183,509	$154,245
Total revenue	$9,161	$8,650	$28,604	$28,764
Segment direct profit	$8,460	$7,430	$25,909	$23,611
Segment direct profit as a percentage of total revenue	92.4%	85.9%	90.6%	82.1%
Machinio & Software Solutions:
GMV	—	—	—	—
Total revenue	$5,221	$4,106	$14,386	$11,994
Segment direct profit	$4,790	$3,906	$13,380	$11,409
Segment direct profit as a percentage of total revenue	91.7%	95.1%	93.0%	95.1%
Consolidated:
GMV	$413,007	$380,439	$1,166,440	$1,005,675
Total revenue	$119,875	$93,613	$358,581	$256,391

Three Months Ended June 30, 2025, Compared to the Three Months Ended June 30, 2024

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 8.4%, or $1.9 million, due to a $2.6 million, or 1.1%, increase in GMV driven by new seller acquisition and service expansion, partially offset by lower market prices for vehicles sold. Revenue grew at a higher rate than GMV due to reduced activity from certain lower take-rate real estate sellers. Segment direct profit increased by $1.4 million, or 7.0% while Segment direct profit as a percentage of total revenue decreased from 93.7% to

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

92.5%, as our expanded service offerings for higher-volume sellers have a higher revenue take-rate but require additional costs of goods sold relative to our core self-service model.

RSCG. Revenue from our RSCG reportable segment increased by $22.8 million, or 38.8%, due to a $23.6 million, or 29.9%, increase in GMV from existing and new retail client programs and increased volumes from our client purchase model programs relative to our consignment programs. Segment direct profit increased by $2.0 million, or 11.6%, while Segment direct profit as a percentage of total revenue decreased from 29.6% to 23.8%, reflecting the increased mix of purchase model transactions, purchase rate changes, partially offset by reduced transaction processing fees. Purchase volumes are forecasted to be lower than current levels, with purchase price increases expected for various ongoing programs, in the upcoming three months ending September 30, 2025.

CAG. Revenue from our CAG reportable segment increased by $0.5 million, or 5.9%, due to a $6.3 million, or 12.2%, increase in GMV primarily driven by consignment sales in our heavy equipment category, partially offset by certain industrial categories and regions experiencing tempered activity due to economic and tariff-related supply chain uncertainty. As a result of the increase in revenues, Segment direct profit increased by $1.0 million, or 13.9%. Segment direct profit as a percentage of total revenue increased from 85.9% to 92.4%, which may fluctuate due to inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, due to a higher mix of consignment transactions conducted during the current year. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue in our Machinio & Software Solutions businesses increased 27.1%, or $1.1 million, due to Machinio price increases and continued growth in its subscribers, and from the acquisition of Auction Software to form our Software Solutions business. As a result of this increase in revenues, segment direct profit increased 22.6%, or $0.9 million. Segment direct profit as a percentage of total revenue decreased from 95.1% to 91.7% as a result of the Auction Software acquisition.

Consolidated Results

Total revenues. Total consolidated revenue increased $26.3 million, or 28.1%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $20.9 million, primarily due to increased purchase transaction volumes at our RSCG reportable segment during the three months ended June 30, 2025.

Technology and operations expenses. Technology and operations expenses increased $1.9 million, or 12.4%, primarily in support of the increased transactions volumes across our segments, including operating costs associated with expanded service offerings in our GovDeals segment, a $0.2 million increase in stock compensation expense, and the acquisition of Auction Software; see Note 3 - Acquisitions.

Sales and marketing expenses. Sales and marketing expenses increased $1.9 million, or 14.1%, due to increased sales expenses incurred to support the greater purchase transaction volumes at our RSCG reportable segment and other key initiatives, partially offset by a reprioritization of marketing initiatives in the current year.

General and administrative expenses. General and administrative expenses decreased $0.4 million, or 4.4%, primarily due to $0.5 million in litigation settlement expense incurred during the three months ended June 30, 2024; see Note 13 - Legal Proceedings and Other Contingencies.

Depreciation and amortization. Depreciation and amortization expense decreased $0.5 million, or 16.9%, due to historically acquired intangible assets reaching the end of their useful lives.

Other operating expenses, net. Other operating expenses, net increased $0.1 million driven by business restructuring expense at our RSCG reportable segment, offset by legal, accounting and other professional fees incurred in connection with potential strategic acquisitions during the three months ended June 30, 2024.

Provision for income taxes. Provision for income taxes increased $1.2 million due to an increase in income, and the impact of foreign, state, and local taxes and permanent tax adjustments.

Nine Months Ended June 30, 2025, Compared to the Nine Months Ended June 30, 2024

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 13.0%, or $7.3 million, due to a $41.5 million, or 6.6%, increase in GMV driven by new seller acquisition, service expansion and strong results across our personal property categories, partially offset by lower market prices for vehicles sold. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra, and reduced activity from certain lower take-rate real estate sellers. Segment direct profit increased by $5.7 million, or 10.8%, and Segment direct profit as a percentage of total revenue decreased from 94.0% to 92.1%, as our expanded service offerings for higher-volume sellers have a higher revenue take-rate but require additional costs of goods sold relative to our core self-service model.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

RSCG. Revenue from our RSCG reportable segment increased by $92.6 million, or 58.1%, due to a $90.0 million, or 40.0%, increase in GMV from existing and new retail client programs and increased volumes from our client purchase model programs relative to our consignment programs. Segment direct profit increased by $6.0 million, or 12.3%, and Segment direct profit as a percentage of total revenue decreased from 30.4% to 21.6%, reflecting the increased mix of purchase model transactions, purchase rate changes, partially offset by reduced transaction processing fees. Purchase volumes are forecasted to be lower than current levels, with purchase price increases expected for various ongoing programs, in the upcoming three months ending September 30, 2025.

CAG. Revenue from our CAG reportable segment decreased by $0.2 million, or 0.6%, despite an increase in GMV of $29.3 million, or 19.0% increase, primarily driven by consignment sales in our heavy equipment category, offset by fewer large international spot purchase transactions, and certain industrial categories and regions experiencing tempered activity due to economic and tariff-related supply chain uncertainty, during the nine months ended June 30, 2025. Segment direct profit increased by $2.3 million, or 9.7%, as the increased consignment mix, driven by the heavy equipment category, has a greater impact on Segment direct profit than total revenues. Segment direct profit as a percentage of total revenue increased from 82.1% to 90.6% due to fewer international spot purchase transactions in the current year. As a reminder, there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue in our Machinio & Software Solutions businesses increased 19.9%, or $2.4 million, due to Machinio price increases and continued growth in its subscribers, and from the acquisition of Auction Software to form our Software Solutions business. As a result of this increase in revenues, segment direct profit increased 17.3%, or $2.0 million. Segment direct profit as a percentage of total revenue decreased from 95.1% to 93.0% as a result of the Auction Software acquisition.

Consolidated Results

Total revenues. Total consolidated revenue increased $102.2 million, or 39.9%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $86.3 million, primarily due to increased purchase transaction volumes at our RSCG reportable segment during the nine months ended June 30, 2025.

Technology and operations expenses. Technology and operations expenses increased $6.4 million, or 14.2%, primarily in support of the increased transactions volumes across our segments, including operating costs associated with expanded service offerings in our GovDeals segment, a $0.5 million increase in stock compensation expense, and the acquisition of Auction Software; see Note 3 - Acquisitions.

Sales and marketing expenses. Sales and marketing expenses increased $3.3 million, or 8.2%, due to increased sales expenses incurred to support the greater purchase transaction volumes at our RSCG reportable segment and other key initiatives, and a $1.0 million increase in stock compensation expense.

General and administrative expenses. General and administrative expenses decreased $0.3 million, or 1.0%, primarily due to $0.5 million in litigation settlement expense incurred during the three months ended June 30, 2024, and ongoing cost management and streamlining efforts, partially offset by a $0.8 million increase in stock compensation primarily from variable stock awards tied to financial performance targets.

Depreciation and amortization. Depreciation and amortization expense decreased $1.5 million, or 16.7%, primarily due to historically acquired intangible assets reaching the end of their useful lives.

Other operating expenses, net. Other operating expenses, net were consistent between the nine months ended June 30, 2025 and 2024.

Provision for income taxes. Provision for income taxes increased $1.8 million due to an increase in income, offset by an increase in stock compensation vesting activity, and the impact of foreign, state, and local taxes and permanent tax adjustments.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024
Net income	$7,410	$6,000	$20,271	$13,616
Interest and other income, net[1]	(1,127)	(891)	(3,231)	(2,803)
Provision for income taxes	3,885	2,702	6,920	5,071
Depreciation and amortization	2,657	3,199	7,741	9,297
EBITDA	$12,825	$11,010	$31,701	$25,181
Stock compensation expense	3,512	2,617	9,522	7,208
Acquisition-related costs and litigation settlement expense[2]	50	1,080	286	1,657
Business realignment expenses[2,3]	618	—	777	—
Non-GAAP Adjusted EBITDA	$17,005	$14,707	$42,286	$34,046

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

3 Business realignment expense includes the amounts accounted for as exit costs under ASC 420, Exit or Disposal Cost Obligations, and the related impacts of business realignment actions subject to other accounting guidance including operating lease impairment expense resulting from such actions as described in Note 5 - Leases.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of June 30, 2025, we had $155.6 million in Cash and cash equivalents and $11.4 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.1 million of undistributed foreign earnings as of June 30, 2025. A total of $25.3 million of cash and cash equivalents and short-term investments was held out of the U.S. as of June 30, 2025. These amounts are not currently considered in our evaluation of near-term liquidity needs in the U.S. due to the potential for adverse tax consequences upon repatriation.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the nine months ended June 30, 2025 and 2024, were $5.8 million and $6.1 million, respectively. This decrease was primarily driven by the timing of enhancements to our platforms and marketplaces. As of June 30, 2025, we had no significant outstanding commitments for capital expenditures.

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

On May 7, 2025, the Company entered into a Third Amendment to the Credit Agreement (the Third Amendment) that extended the maturity date to March 31, 2027, increased the maximum aggregate principal amount from $25.0 million to $35.0 million, and increased the sublimit for standby letters of credit from $10.0 million to $35.0 million.

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the nine months ended June 30, 2025, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Line of Credit as of June 30, 2025.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2025, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

The Company made no repurchases during the three and nine months ended June 30, 2025. As of June 30, 2025, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Changes in Cash Flows: Nine Months Ended June 30, 2025, Compared to the Nine Months Ended June 30, 2024

Net cash provided by operating activities was $28.8 million and $48.2 million for the nine months ended June 30, 2025 and 2024, respectively. The $19.4 million decrease in cash provided by operating activities between periods was primarily attributable to a $7.0 million decrease in cash flows associated with Accounts receivable primarily due to qualified buyers with credit terms transacting in our expanded purchase program volumes in our RSCG segment, and a $14.3 million decrease in cash inflows associated with our Payables to sellers as the prior year benefited from the receipt of buyer payments for certain, larger consignment asset sales near the end of the quarter. The settlements to the sellers for these sales will occur in the fiscal fourth quarter. These were partially offset by a $4.8 million increase in our Net income as adjusted for non-cash items.

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

Net cash used in investing activities was $20.9 million and $17.6 million for the nine months ended June 30, 2025 and 2024, respectively. The $3.3 million increase in cash used in investing activities was primarily driven a $14.0 million increase in the purchase of short-term investments, offset by an increase of $3.5 million in maturities of short-term investments and a $6.8 million decrease in cash paid for business acquisitions; see Note 3 - Acquisitions.

Net cash used in financing activities was $5.1 million and $10.8 million for the nine months ended June 30, 2025 and 2024, respectively. The $5.7 million decrease in cash used in financing activities was primarily driven by a $9.4 million decrease in share repurchases partially offset by a $3.7 million increase in taxes paid associated with the net settlement of stock compensation awards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of June 30, 2025, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of June 30, 2025, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

Exchange rate sensitivity. Because of the number of countries and currencies we operate in, movements in currency exchange rates may affect our results. We report our operating results and financial condition in U.S. dollars. Our U.S. operations earn revenues and incur expenses primarily in U.S. dollars.

Outside the United States, we generate revenues and incur expenses in both U.S. dollars and local currencies. Our primary foreign exchange exposures include British Pounds, Canadian Dollars, Chinese Yuan, Euros, and Hong Kong Dollars. When we translate the results and net assets of our international operations into U.S. dollars for financial reporting purposes, movements in exchange rates will affect our reported results. Volatile market conditions arising from ongoing macroeconomic conditions such as rising interest rates at federal banks, as well as armed and geopolitical conflicts around the world, may result in significant changes in exchange rates, which could affect our results of operations expressed in U.S. dollars. A hypothetical 10% decrease in foreign exchange rates would reduce our total expected revenues by approximately 1%. The potential impact on pre-tax earnings would be less as total expected expenses would also decrease.

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

As of June 30, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2025, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended June 30, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
April 1, 2025 to April 30, 2025	—		—	$17.6
May 1, 2025 to May 31, 2025	—		—	$17.6
June 1, 2025 to June 30, 2025	—		—	$17.6
Total	—		—

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended June 30, 2025, no shares of common stock were surrendered by participants in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

As of June 30, 2025, the Company had $17.6 million of remaining authorization to repurchase shares through December 31, 2026.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
August 7, 2025	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
August 7, 2025	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)