Form 10-K
period 2025-09-30
LIQUIDITY SERVICES INC
filed 2025-11-20
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

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

Aggregate market value of the Common Stock held by non-affiliates computed by reference to the Nasdaq closing price on March 31, 2025, the last business day of the most recently completed second fiscal quarter, was $733.9 million.

The number of shares of Common Stock outstanding as of November 17, 2025 was 30,639,767.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement relating to its 2026 Annual Meeting of Stockholders, to be filed subsequently, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K.

INDEX

Unless the context requires otherwise, references in this report to "we," "us," "our", the "Company" and "Liquidity Services" refer to Liquidity Services, Inc. and its subsidiaries.

PART I

Item 1. Business.

Overview

Liquidity Services, Inc. (Liquidity Services, the Company) is the leading global provider of e-commerce marketplaces and software solutions powering the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management and auction software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our online marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in greater numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders. During the past three fiscal years, we conducted over 3.1 million online transactions that generated $4.1 billion in gross merchandise volume or GMV. GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time.

During the year ended September 30, 2025, our number of registered buyers grew from 5.5 million to 6.0 million, or 9.5%. We generated GMV of $1.6 billion and revenue of $477.7 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges during the year ended September 30, 2025. Over the prior 5 years, our GMV has grown at a compound annual growth rate of 20.4%.

Incorporated in Delaware as Liquidation.com in November 1999, Liquidity Services has over 25 years of industry experience.

On January 31, 2025, the Company formed our Software Solutions operating segment through the acquisition of Auction Software, a private-label marketplace and SaaS solutions provider offering scalable auction platform services to entrepreneurs and businesses. See Note 3 - Acquisitions for more information regarding this transaction.

On January 1, 2024, the Company acquired Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities. See Note 3 - Acquisitions for more information regarding this transaction.

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

•
CAG. The CAG reportable segment enables commercial businesses to sell surplus assets on our AllSurplus and GovDeals marketplace, specializing in asset categories such as heavy equipment, industrial manufacturing, oil and gas, biopharma, fast-moving consumer goods and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG clients benefit from its global base of buyers and sellers, enabling the sale and redeployment of assets wherever they generate the best value and highest use across the world.
•
Machinio & Software Solutions. The Machinio operating segment operates the Machinio marketplace, a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors, and the Machinio System platform that provides equipment sellers with a suite of software tools including website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business. The Software Solutions operating segment separately serves as the Company's private-label auction and software-as-a-service (SaaS) arm, offering scalable auction platform services to entrepreneurs and businesses.

Industry Overview

While a forward supply chain has long been in place for the acquisition of assets, an increasing number of manufacturers, retailers, corporations, and government agencies are recognizing the strategic importance of incorporating reverse supply chain solutions into their operations frameworks and overall success strategies.

According to Allied Market Research, (Logistics Market Size, Share, Competitive Landscape and Trend Analysis Report, by Model: Global Opportunity Analysis and Industry Forecast, 2023 – 2033 (Feb 2025),the global logistics market, which includes reverse logistics, was valued at $10.2 trillion in 2023 and is projected to reach $20.1 trillion by 2033, growing at a compound annual growth rate (CAGR) of 7.3%. Reverse logistics is a key driver of this growth, fueled by the expansion of e-commerce and the increasing complexity of global supply chains.

The retail industry continues to see increasingly high return rates. As reported by the National Retail Federation, (Making circularity work: How reverse logistics powers the circular economy, Sept. 2025) online return rates hover around 20%, compared to 8–10% for in-store purchases. This surge in returns has prompted retailers to invest heavily in reverse logistics infrastructure to manage the flow of goods while maintaining customer satisfaction. Liquidity Services estimates that over $100 billion in returned merchandise is processed through secondary markets every year, with other returns being restocked, recycled, or sold at a discount.

Reverse supply chain solutions manage consumer returns, surplus products, and unused assets from commercial and government sources. The supply of surplus and idle assets stems from various factors:

•
Increased emphasis on responsible solutions for dispositioning surplus assets: Commercial and government are taking a more deliberate and strategic approach to managing their end-of-life assets. This includes efforts to efficiently redistribute surplus assets to minimize waste, recover value, and deliver enhanced community and environmental impact.
•
Consumer demand variability and supply chain forecasting challenges: Challenges such as forecasting errors, manufacturer overruns, canceled orders, evolving market demands, macroeconomic adjustments, discontinued product lines, packaging changes, and seasonal shifts contribute to the accumulation of surplus assets. Organizations involved in the manufacture, distribution, sale, or use of finished goods frequently need to manage excess inventory and returned merchandise.
•
E-commerce expansion: According to the Census Bureau of the Department of Commerce (Quarterly Retail E-Commerce Sales, August 2025), e-commerce sales accounted for 16.3% of total sales in the second quarter of 2025, a 5.3% increase over the same quarter the previous year. Projections indicate that by 2027, the global e-commerce market will surpass $7.9 trillion.
•
Product innovation: Continuous innovation in technology such as computer and office equipment, consumer electronics, and personal communication and entertainment devices, result in a continuous cycle of surplus assets. Such innovation also leads to regular upgrades and replacements of manufacturing equipment and tooling, generating additional surplus capital assets.

•
Flexible return policies of major retailers: Flexible return policies among large national and online retailers generate a steady supply of returned merchandise, much of which must be liquidated.
•
Government regulatory compliance: An increasingly stringent regulatory environment necessitates verifiable recycling and remarketing of surplus assets that would otherwise be disposed of as waste.
•
Evolving Budgetary Priorities in Commercial and Government Sectors: Facing pressure to optimize resources, organizations are increasingly viewing surplus assets as a strategic source of liquidity and a lever to redirect capital toward priority initiatives. This trend highlights the need for strategic partners capable of delivering efficient, compliant, and value-maximizing disposition solutions.

The management and remarketing of surplus assets has traditionally lacked efficiency. While substantial resources are allocated to building systems and channels for distributing finished goods and acquiring operational assets, investment in reverse supply chain processes has generally received less emphasis compared to forward supply chain initiatives. Key contributors to inefficiencies in the reverse supply chain include:

•
Limited centralized, global marketplace for selling bulk products, machinery, and equipment in the reverse supply chain;
•
Limited awareness of effective disposal methods and mechanisms for surplus assets;
•
Inexperience in optimizing reverse supply chain management for improved net returns and gross margins; and
•
Insufficient access to real-time market data concerning surplus assets.

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

Professional buyers consist of many different types, including online and offline retailers, convenience and discount stores, value-added resellers such as refurbishers and scrap recyclers, import and export firms, and small businesses. One thing they all have in common is that they seek surplus assets to sustain their operations and meet the demands of end-customers. Traditionally, limited access to a reliable flow of surplus goods and assets has forced these buyers ton rely on their own network of industry contacts and fixed-site auctioneers to locate, evaluate and purchase specific items of interest. These traditional methods are inefficient for buyers due to the lack of:

•
global access to an available continuous supply of desired goods and assets;
•
efficient and inexpensive sourcing processes;
•
a professionally managed central marketplace with transparent, high-quality services;
•
detailed information and product description for the offered goods; and
•
pricing transparency or ability to compare asset prices.

It is our belief that the use of online marketplace platforms to identify and source goods available for immediate purchase will continue to increase amongst buyers.

Our Solutions

Our global solutions include e-commerce marketplaces, self-directed auction listing tools, and value-added services. Our marketplaces and services provide sellers a comprehensive solution to quickly bring surplus assets to market and enhance the financial value realized from the sale of their surplus assets while providing buyers with confidence in the reliable flow of goods they purchase. We provide our sellers access to a worldwide network of liquid marketplaces with over 6 million buyers, and a suite of services including consultative surplus asset management, valuation, sales solutions, logistics capabilities, and self-directed service tools to efficiently manage our sellers' reverse supply chain and maximize total supply chain value. We also seek the optimal methods to maximize our sellers' net recovery using channel strategies and dedicated programs to deliver transparent, sustained value. The global reach of our marketplaces allows for fluid cross-border transactions and the connecting of foreign buyers and sellers alike, as seen during the fiscal year ended September 30, 2025, where we facilitated transactions between 160 unique country pairings.

Through our relationships with our sellers, we provide our buyers with convenient access to a substantial and continuous flow of surplus assets. Buyers around the world can find products in over 900 categories including transportation, construction, industrial, consumer goods, and consumer electronics, all in lot sizes ranging from full truckloads to pallets, packages, and individual items. Our solution combines leading e-commerce marketplaces with integrated sales, marketing, merchandising, fulfillment, payment collection, customer support, dispute mediation and logistics services. We provide our buyers with a convenient method for sourcing surplus consumer goods and electronics, commercial capital assets, industrial equipment, energy equipment, biopharma assets, and real estate. We continually look for new categories in which we can expand our presence. For any given asset, our buyers have access to a detailed product description, product manifest, digital images, relevant transaction history regarding the seller, and, where appropriate, the shipping weights, product dimensions and estimated shipping costs to the buyer's location. This enables our solutions to become an important source of surplus assets for many of our professional buyers and end-users.

We believe our marketplaces benefit over time from greater scale and adoption by our constituents creating a continuous flow of goods benefiting our buyers and sellers. As of September 30, 2025, we had 6.0 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from commercial and government sellers, which in turn attracts an increasing number of buyers. During the year ended September 30, 2025, we grew our registered buyer base by 9.5% or 522,000 registered buyers. Our registered buyer base resulted in 4.1 million auction participants in our online auctions during the year ended September 30, 2025.

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

Faster transaction cycle times for our sellers and buyers

We believe our marketplace solutions allow our sellers to complete the entire sales process more rapidly than through other liquidation methods by reducing the complexities in the reverse supply chain and utilizing our multi-channel strategies to optimize recovery and velocity. As a result, our sellers can reduce surplus or less valuable inventory quickly, generate additional working capital and reduce the cost of carrying unwanted assets. We engineer sales around the unique needs of each customer, offering tailored solutions that align with their specific asset types, volume, and recovery goals. Our self-listing option enables sellers to initiate an around-the-clock auction cycle, providing greater speed and flexibility in the liquidation process. Additionally, we provide a complete solution to enable professional buyers of any size throughout the world to purchase assets efficiently. For these buyers, we provide a broad range of services to give them the information necessary to make an informed bid and ensure they quickly and efficiently receive the goods purchased.

Global presence with an experienced track record

Doing business for over 25 years with an international presence, our online marketplaces connect a global network of buyers and sellers within the circular economy. Our global operations allow each of our segments to be agile in responding to client demands, navigate hurdles of cross-border commerce, increase the pool of buyers and sellers, and empower global market pricing serving to maximize asset recovery rates for surplus assets across our over 900 assets categories.

Integrated and comprehensive solution

Our marketplaces provide sellers and buyers with a comprehensive solution for the online sale and purchase of surplus assets. We offer marketplaces with self-directed and full-service solutions. Our self-directed solutions provide transaction settlement and marketing support while allowing sellers to undertake the work of photographing, cataloging, and building their auctions.

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

One example of additional support we are able to provide our sellers is an asset management tool as delivered through Asset Zone, a secure portal that provides clients with real-time visibility and control over their assets. Asset Zone enables informed decisions on asset disposition including the ability to easily list assets on our global marketplaces thereby producing value and efficiencies during the disposition process and lowering total cost of ownership for our clients. Designed for organizations managing fleets of any size, Asset Zone centralizes data to provide a unified view of fleet composition, utilization, and operating costs. These capabilities enable optimized asset performance, reduced capital expenditures, and improved overall financial efficiency, while facilitating streamlined participation in our marketplaces.

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

RISE: A Blueprint for Success

Establishing the world’s premier marketplace for surplus assets that benefit buyers, sellers, and the planet requires a strategic plan focused on sustainable growth. Our strategic plan is grounded in over 25 years of industry experience and is structured around four foundational pillars known as RISE.

Recovery Maximization

With a long history of speaking with and listening to our sellers, we understand recovery maximization is the single most important driver to attracting sellers to our marketplaces. Through technology and innovation, we are able to improve the buyer experience across our network of marketplaces, which attracts more buyers to these marketplaces, thus driving higher net recovery.

Increased Volume

We intend to increase the volume of transacted surplus on our marketplaces with flexible service offerings and pricing models to meet the needs of existing and new sellers. Through enhanced service models, we have broadened our self-directed offering to allow government and commercial sellers that need a more comprehensive solution to leverage the power of our marketing and online marketplaces to drive buyer demand for their assets. This approach allows us to more completely penetrate the total addressable market by better meeting the needs of small and mid-sized organizations, equipment dealers, and organizations with lower volumes.

Service Expansion

We intend to grow our services with recurring revenue characteristics that leverage our technology platform, domain expertise, data, and marketplace channels. By leveraging our extensive knowledge and technology, we intend to grow our revenue by attracting more sellers and more volume through expanding our services to better support sellers and buyers and expanding and improving our asset management and redeployment tools for commercial and municipal government sellers on our new aggregated marketplace. Lastly, we are leveraging our Machinio & Software Solutions segment to expand our capabilities with respect to technology-enabled advertising. This is a natural adjunct to the self-service and full-service solutions available in our marketplaces.

Expense Leverage

We intend to improve operating expense leverage by controlling costs and leveraging technology innovation to increase productivity. We have simplified and streamlined our operations and consolidated business processes and systems, which has improved scalability.

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

Our e-commerce marketplaces, designed to address the particular requirements and needs of buyers and sellers, are efficient and convenient methods for the sale of surplus consumer goods and capital assets in over 900 product categories including, but not limited to: consumer electronics, general merchandise, apparel, scientific equipment, aerospace parts and equipment, technology hardware, real estate, energy equipment, industrial capital assets, heavy equipment, fleet, and transportation equipment and specialty equipment. Our latest AI-powered personalized buyer recommendations help users find what they're looking for, or items they may be interested in, while additional proprietary technology investments have allowed us to better monetize the underbidders in an auction event by re-engaging them with a similar asset listing.

Besides these leading business-to-business marketplaces, we recognize the need to reach end-users for some assets our sellers have entrusted to us. We have developed the capability to sell products on our sellers' behalf directly to end-users and/or consumers using a range of existing marketplaces. Our hyper-localized direct-to-consumer sales experiences are offered through AllSurplus Deals, providing for a convenient location pick-up solution connecting our retail supply directly to consumers in our target markets, and Retail Rush, a new direct-to-consumer experience introduced during fiscal year 2025 combining the excitement of an online retail deep discount experience with a physical bin store.

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

Investing in a Better Future

Our vision is to create a better future for surplus by providing trusted online marketplace platforms that power the circular economy, benefiting buyers, sellers, and the planet. We anticipate increasing volume on our marketplaces by placing a greater focus on certain categories, including heavy equipment and construction, where the global construction equipment market is expected to reach $191.7 billion by the end of 2034, with a CAGR of 4.1% from 2024 to 2034, according to the Construction Equipment Market Outlook (2024 to 2034), driven by increasing urbanization, developing industries, and government funding for infrastructure projects. We also intend to grow our volume within the retail supply chain by leveraging the self-directed service model, expanding our new Retail Rush marketplace where buyers can shop both online and in-store for surplus goods and assets. We will continue to provide flexible pricing models that enable our sellers to choose the consignment or a purchase-based model that fits their needs, while offering sustainable solutions designed for growth.

Organizations are increasingly prioritizing sustainable solutions for surplus asset management. Our commitment to repurposing and efficiently redistributing surplus and capital assets, allows us to help our sellers minimize waste and maximize value for their buyers, company and the communities they serve. We play a vital role in the circular economy, keeping valuable goods in use and out of landfills, supporting the efficient flow of resources.

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
o
Recommendations - we utilize AI and big data algorithms to match buyers to the right products, enhancing our sellers overall recovery.
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
o
Intelligent alerts and recommendations - we notify buyers of upcoming auctions based on their registered preferences and prior transaction history. Registered preferences can be as broad as a product category or as specific as a part number or key word. We use this information to ensure informed recommendations whenever we identify a product that fits a buyer's preferences. We will alert our buyers based on their preferences when auctions are initially launched or nearing conclusion and based on various other parameters to enable our buyers to see relevant products.
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

Sales and Marketing

We use sales and marketing activities to acquire and manage our seller and buyer accounts. Our sales activities are focused on acquiring new sellers and expanding existing sellers’ use of our solutions. Our marketing activities are focused on acquiring and activating new buyers and increasing existing buyers’ participation. Our marketing team also manages our marketplace brands and seller-led generation efforts that support the sales team.

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

Technology and IT Infrastructure

As digital transformation accelerates globally, sellers are searching for partner solutions that enable them to move faster and generate maximum recovery with minimal investment. Buyers search for marketplaces that enable them to locate the assets they need and transact in an efficient and secure manner, regardless of device. Our online marketplaces serve as the trusted platform for facilitating the seamless exchange of goods and payment between buyers and sellers of surplus assets. Our proprietary technology systems and committed teams enable us to automate and streamline many of the manual processes associated with finding, evaluating, bidding on, paying for, and shipping surplus assets, retail returns and overstocks, and foreclosed real-estate. The technology and content behind our marketplaces and integrated value-added services consists of a combination of proprietary technologies augmented with capabilities provided by specialized service providers. This combination enables our ability to rapidly enhance the core marketplace experience, in response to the specific needs of our buyers and sellers. Our infrastructure provides:

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

Our flagship marketplace platform combines the 20+ years of experience gained operating GovDeals.com with the modern user experience of AllSuplus.com. The net result is a consolidated, scalable platform that couples an enhanced and accessible user experience with state-of-the-art site search, navigation, and product recommendations. This engine is powered by a combination of artificial intelligence (AI) and machine learning (ML) algorithms which enable our buyers to locate the assets they desire in a more efficient manner. This platform enables the seamless cross-bidding interaction of assets. Sellers who upload assets to the GovDeals marketplace gain additional exposure and access to an international pool of bidders by the assets being automatically cross listed to AllSurplus.com. Leveraging the combined bidder pools facilitates the asset recovery values our sellers value.

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

Our retail business unit benefited from the acquisition of Auction Software and its Auction.io platform during the fiscal year ended September 30, 2025, helping to launch our newest direct to consumer brand, Retail Rush; see Note 3 - Acquisitions for further information. This new offering combines the excitement of an online retail deep discount experience with a physical bin store. Powering this experience is our Auction.io platform.

Additionally, the Auction Software acquisition created our new Software Solutions segment which includes private label auction software delivery. The Auction.io and Simple Auction Site platforms power individual seller sites in industries ranging from retail liquidation to antiques and collectibles. This fills a distinct need for those sellers who value their own unique online auction experience higher than the recovery generated from participating in the consolidated marketplaces.

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
•
Developing AI-powered asset cataloging tools that offer significant efficiency gains to the seller, and
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

Operations

Supporting large organizations that have a recurring need to sell surplus assets requires systematic processes to enhance the financial value and convenience received by our sellers. We believe we have integrated the required operational processes into our solution to efficiently and effectively support our buyers and sellers. Our operations group comprises three functions as follows:

Buyer relations

Our buyer relations group supports the completion of buyer transactions by managing the buyer registration and qualification process, answering questions and requests from buyers, collecting buyer payments, and resolving disputes. Our websites contain extensive information about buying through our e-commerce marketplaces, including an online tutorial regarding the use of our marketplaces, answers to frequently asked buyer questions, and an indexed help section. Buyers can contact a buyer support service representative by live chat, e-mail or phone if they need additional support.

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

Our Vendor Contracts with Amazon.com, Inc.

We have multiple vendor contracts with Amazon.com, Inc. under which we acquire and sell commercial merchandise. While purchase-model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $10.1 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for its RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Government Regulation

We are subject to federal and state consumer protection laws, including laws protecting the privacy of customer non-public information and regulations prohibiting unfair and deceptive trade practices. The growth and demand for e-commerce has resulted in and may continue to result in more stringent consumer protection laws and data privacy laws that impose additional compliance burdens on e-commerce companies. In particular, we continue to address changes in state, federal and international privacy laws and regulations, including the General Data Protection Regulations (GDPR) in the European Union and the California Consumer Privacy Act (CCPA) in the United States. Many jurisdictions also regulate "auctions" and "auctioneers" and may regulate online auction services. These consumer protection laws and regulations could cause substantial compliance costs and could interfere with the conduct of our business.

Intellectual Property

We regard our intellectual property, particularly domain names, copyrights, and buyer database trade secrets, as critical to our success. We rely on contractual restrictions and copyright and trade secret laws to protect our proprietary rights, know-how, information, and technology. We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.allsurplus.com, www.secondipity.com, www.retailrush.com, www.machinio.com, www.machineryhost.com, www.auction.io, and www.bid4assets.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret, and domain name protection are expensive to maintain and may require litigation to enforce.

Human Capital Management

To achieve our goal to build the world’s leading marketplace for surplus assets to benefit buyers, sellers, and the planet, it is crucial that we attract, nurture, and retain employees who deliver outstanding performance. We strive to make Liquidity Services a rewarding place to work by attracting and retaining employees with a broad range of experiences, perspectives and skills. As of September 30, 2025, our number of employees by region was as follows:

We also utilize temporary workers to augment staffing during peak business cycles and to fill certain open positions on a temporary basis.

Importance of our Employees

We believe our employees are key to achieving our business goals and growth strategy. Our human capital objective is to attract, retain, develop, and motivate talented employees. We use online search tools, specialized recruiting firms, employee referral programs, job postings on various media platforms, and university recruiting to identify and attract talented candidates. By leveraging the variety of experiences, skills and perspectives among our employees, we aim to improve our problem-solving abilities and bring innovative solutions to a wider range of clients and customers.

Health and Well-Being

We value the health and well-being of our employees and provide generous benefit options for our employees and their families. Our plans are designed to enhance employee wellness by focusing on health, financial security, life, and learning. Our health benefits include multiple medical plans, dental and vision coverage, mental health support and paid parental leave. In the U.S., we pay a significant portion of the benefit premiums related to our health benefits. Employees are offered certain benefits at no charge to them or their families, e.g., Life and AD&D insurance, short- and long-term disability insurance, and Health Savings Account contributions. The financial security benefits program includes a 401(k) plan with discretionary employer match and access to health savings accounts and health and dependent care flexible spending accounts.

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

We reinforce, monitor, and assess our culture through a variety of programs which include performance management, succession planning, and employee engagement surveys, all of which serve to further our human capital objectives. Each of our team members is part of our global initiative to make a difference in the communities where we live and work. We actively support our global communities through outreach programs, relief efforts, sustainability initiatives, education and mentorship programs.

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

Available Information

Our proxy statement, annual, quarterly, and current reports, as well as amendments to those reports and other information, are provided free of charge on our website at www.investors.liquidityservices.com, as soon as reasonably practicable after we electronically file these materials with or furnish them to, the Securities and Exchange Commission (the SEC). We use our website as a channel of distribution for material Company information. We post important information, including news releases, analyst presentations, investor presentations, and financial information regarding the Company at https://liquidityservices.com/ and http://investors.liquidityservices.com.

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

Summary Risk Factors

Our Company is subject to several risks that if realized could materially affect our business, prospects, financial condition, results of operations, cash flows and access to liquidity.

Business and Operating Risks

•
Our ability to source a sufficient supply of assets and attract engaged buyers. Our ability to increase our revenue and earn profits depends on whether we can successfully retain existing sellers, attract new sellers, expand the supply of assets available for sale on our e-commerce marketplaces and, at the same time, attract and retain active qualified buyers to purchase the assets in the categories we sell.
•
Our response to rapid technological changes. To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce business, as well as transaction processing systems and network infrastructure, to allow our operations to grow in both size and scope.
•
Our continuing initiatives. If our continuing initiatives are not implemented successfully and within budget, or if our systems do not perform in a satisfactory manner, we may not realize the anticipated benefits of such continuing initiatives.
•
Our information technology and digital marketing improvements and availability of technology. If we do not effectively manage improvements to our marketplaces, it could negatively affect our business and our operating results. Any system interruptions that affect our websites or our transaction systems could impair the services we provide.
•
Our vendor contracts with Amazon.com, Inc. If Amazon stopped selling inventory to us on acceptable terms or adversely changed the mix and quantity of the inventory that they make available to us for purchase, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all.
•
Retention of our senior management and other highly skilled employees. Our future success also depends on our ability to continue to attract, retain, and motivate highly skilled employees, and losing any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise, or know-how, and lead to unanticipated recruitment and training costs.
•
Competition. Our businesses operate in intensely competitive markets.
•
Our use of software licensed from third parties, open-source software, SAAS, and PAAS offerings. Licenses to third-party software and global public cloud providers may not continue to be available on terms that are acceptable to us, or at all.
•
Our dependence on third parties for marketing technology. Our marketing technology relies heavily on our ability to track our promotional campaign performance across marketing channels.
•
Privacy and security of personal and business information. Losing confidential seller or buyer information could also expose us to the risk of liability, costly litigation and reputational harm.
•
Our purchase transaction model. If we fail to accurately predict our ability to sell assets in which we take inventory risk and credit risk, our margins may decline.
•
Fluctuation in operating results. Our quarterly operating results have fluctuated in the past and may do so in the future, which could cause volatility in our stock price.
•
Stock price volatility. Volatility in the global financial markets and other broad market and industry factors, among other factors, may adversely affect the market price of our common stock, regardless of our actual operating performance.
•
Seasonality of our business. If we cannot effectively manage increased demand, or the increased flow of goods we typically experience during these times, it could adversely affect our revenue and our future growth.
•
Our ability to identify, finance, and integrate acquisitions. If we cannot achieve our acquisition objectives in a cost-effective and timely manner, we may not realize the anticipated benefits of the acquisition, or it may take us longer than we expect to realize the benefits of the acquisition.
•
Our international operations. It is costly to establish, develop, and maintain international operations and websites, and promote our brand internationally, and international operations expose us to foreign exchange fluctuations.

•
Global economic conditions, including those from macro-trends and global events, may harm our business and results of operations.
•
Financing. We may need additional financing in the future, which may not be available on favorable terms, if at all.
•
Demand for our surplus assets. Our revenues could decrease if there was significant erosion in the supply of, demand for, or market values of the types of assets sold on our marketplaces.
•
Our reliance on banking partners and financial system stability. Instability or failure of any of our primary banks or financial partners could result in a sudden loss of access to our funds, delays or failures in payment processing, or increased costs of obtaining alternative banking services, and changes in the terms of our banking relationships could adversely affect our ability to manage working capital and meet our financial obligations.

Legal and Regulatory Risks

•
Laws and regulations related to the technology systems and to the e-commerce industry. We face legal uncertainties relating to our technology systems and to the e-commerce industry in particular and may become subject to costly government regulation.
•
Government regulations applicable to our auction business. Many states and other jurisdictions have regulations governing the conduct of traditional “auctions”, the liability of traditional “auctioneers” in conducting auctions, the sale of real property via traditional “auctions”, and handling property by “secondhand dealers” which may apply to online auction services.
•
Privacy regulations. Our failure to comply with federal, state, and international laws and regulations relating to privacy could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other costs which could decrease our profitability.
•
Asset-specific government restrictions. Certain categories of assets sold on our marketplaces are subject to government restrictions.
•
Product liability. We may be subject to product liability claims if people or property are harmed by the assets we sell.
•
Audits and investigations. Unfavorable findings resulting from audit or investigation could subject us to a variety of penalties and sanctions, could negatively impact our future operating results, and could force us to adjust previously reported operating results.
•
Anti-corruption laws and regulations. Due to the international scope of our operations, we are subject to extensive anti-corruption laws and regulations.
•
Fraudulent activity. We periodically receive complaints of fraudulent activities of buyers or sellers on our marketplace, which may cause us to lose sellers and buyers and hurt our ability to grow our business.
•
Our corporate documents and Delaware law. Some provisions of our charter, bylaws, and Delaware law inhibit potential acquisition bids.
•
Intellectual property rights. Our ability to effectively safeguard and enforce our intellectual property rights may be limited, potentially impacting our reputation and adversely affecting our business growth. Assertions that we infringe on intellectual property rights of others could result in significant costs and substantially harm our business and operating results.

General Risk Factors

•
Internal controls over financial reporting. Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price.
•
Accounting and reporting policies or practices. Changes in accounting and reporting policies or practices may affect our financial results, which may affect our stock price.
•
Our reputation. Damage to our reputation could harm our business.
•
Goodwill. We carry a significant amount of goodwill on our balance sheet and a future occurrence of a potential indicator of impairment could result in goodwill impairment charges.

Risk Factors

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

To remain competitive, we must continue to enhance and improve the functionality and features of our e-commerce business, particularly those that attract and retain buyers and sellers. As an e-commerce company, we must continuously improve and upgrade our technology, transaction processing systems, and network infrastructure to allow our operations to grow in both size and scope. Without such continuous improvements, our operations might suffer from unanticipated system disruptions, slow transaction processing, unreliable service levels, or impaired quality or delays in reporting accurate financial information, any of which could negatively affect our reputation and ability to attract and retain sellers and buyers. We may also face material delays in introducing new services, assets, and enhancements. The e-commerce industry is rapidly changing with increasing deployment of artificial intelligence (AI) driven platforms, which have the potential to alter the competitive dynamics of digital advertising by changing the way in which users consume information and interact with content over the internet. If competitors introduce capabilities and services using new technologies, such as AI, or if new industry standards and practices emerge, our existing online marketplaces and our proprietary technology and systems may become obsolete. If we are unable to address these new technologies, adapt to evolving market expectations, or compete effective with AI-driven ecosystems, our growth and market position could be adversely impacted. In addition, the expansion and improvement of our systems and infrastructure may require us to commit substantial financial, operational, and technical resources, with no assurance our business will grow as a result. We may lack sufficient resources to continue to make the significant investments in information technology to compete with our competitors. If we fail to respond to technological change or to adequately maintain, expand, upgrade, and develop our systems and infrastructure promptly, our ability to grow and remain competitive could be limited and our revenue could decrease.

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

For example, we are simultaneously implementing enhancements for operating leverage in our retail operations and investing and expanding further our direct-to-consumer channel by opening a location in Columbus, Ohio under the name Retail Rush. The results of our Retail Rush initiative are affected by a variety of factors, including without limitation: national and regional economic trends in the United States; changes in shipping and transportation costs; changes in our merchandise mix; the weather; changes in pricing; changes in the timing of promotional and advertising efforts; and holidays or seasonal periods. If this initiative or our other initiatives are not implemented successfully and within budget, or if our systems do not perform in a satisfactory manner, it could disrupt or otherwise materially adversely affect our business and results of operations, as well as divert management resources.

The information technology and digital marketing improvements that are core to our strategy place a significant strain on our management, operational, financial and other resources.

We continue to decommission non-scalable legacy IT platform technology with modular technology including key modules for unified management of sellers and buyers, property handling, transaction processing and finance functions across our entire Company. Our AllSurplus marketplace is designed to provide our buyers with access to all of the property listed directly on AllSurplus as well as the GovDeals marketplaces. This provides our sellers with a common account experience and simplifies our operations. Iterative information technology and digital marketing improvements require management time and resources to educate employees, redesign internal processes, and implement new ways of conducting business with our sellers and buyers. If we do not effectively manage improvements to our marketplaces, including digital marketing and data driven improvements or the timing, costs, and adoption by sellers and buyers, it could negatively affect our business and our operating results, as well as damage our reputation and our prospects. In addition, the dedication of resources to sustain, secure, and enhance our existing sites constrains the ability to undertake transformation initiatives focused on growth opportunities.

We have vendor contracts with Amazon.com, Inc. in our RSCG segment under which we acquire a significant portion of our purchased inventory, and a disruption in our relationship with Amazon could have a material adverse effect on our revenues and operating results.

We have multiple vendor contracts with Amazon.com, Inc., under which we acquire and then resell assets. $10.1 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Consolidated Balance Sheets as of September 30, 2025 and 2024, respectively. If Amazon stopped selling inventory to us on acceptable terms or adversely changed the mix and quantity of the inventory that they make available to us for purchase, we likely could not procure alternative inventory from other vendors in a timely and efficient manner and on acceptable terms, or at all, which could have a material adverse effect on our revenue and operating results.

If we do not retain our senior management and other highly skilled employees, we may not achieve our business objectives.

Our future success, including our ability to successfully implement recent initiatives, depends substantially on the continued service of our senior management and other key personnel, particularly William P. Angrick, III, our Chairman and Chief Executive Officer. We do not have key-person insurance for any of our officers or employees. Losing any member of our existing senior management team could damage key seller relationships, result in the loss of key information, expertise, or know-how, lead to unanticipated recruitment and training costs, and make it more difficult to operate our business and achieve our business goals. Our future success also depends on our ability to continue to attract, retain, and motivate highly skilled employees, particularly employees with technology, sales, marketing, operations, and administrative technical expertise. As AI-enabled tools and technology evolve at an accelerated pace, attracting talent, across all disciplines, that are able to safely leverage these technologies becomes of increasing importance. Competition for employees in our industry is intense. We have experienced occasional difficulty in attracting personnel to support the growth of our business due to labor market volatility among other factors, and we may experience similar difficulties in the future. If we cannot attract, assimilate, and retain employees with the skills we require, we may not grow our business and revenue as expected and we could experience increased turnover, decreased levels of buyer and seller service, low morale, inefficiency or internal control failures. Further changes to immigration policies in the U.S. and other key jurisdictions that restrain the flow of technical and professional talent may inhibit our ability to adequately recruit and retain highly skilled employees.

We must also attract, train, and retain a large and growing number of qualified employees in our RSCG and GovDeals warehouses and storage lots, while controlling related labor costs and maintaining our core values. Our ability to control labor and benefit costs is subject to numerous internal and external factors, regulatory changes, prevailing wage rates, and healthcare and other insurance costs. We compete with other retail and non-retail businesses for these employees and invest significant resources in training and motivating them. We may not be able to attract or retain highly qualified employees in the future, which could have a material adverse effect on our business, financial condition, and results of operations.

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

In addition, we may face competition from certain of our retail clients and smaller actors. For example, a retail client may invest in its warehouse operational capacity to handle higher volumes of online returns which may cause such retailers to send us a reduced volume of returned merchandise or a product mix that is lower in value due to the removal of high value returns. Furthermore, a smaller competitor may achieve scale by means of competitive advantage over our company, resulting in their ability to directly compete with us for the same source of inventory that we currently acquire.

If our strategy to compete against our many competitors is not effective, we may lose market share and our financial condition, results of operations, and long-term earnings growth may be negatively affected.

Our operating results depend on the availability and performance of our marketplace technology, network infrastructure, and transaction processing systems, which leverage public cloud infrastructure. Significant service interruptions or system failures, whether internal or within the broader cloud ecosystem, could negatively affect the demand for our services and our ability to grow our revenue.

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

•
We use a combination of licensed and open-source software, software as a service (SAAS), and platform as a service (PAAS) offerings from multiple third parties and global public cloud providers. Licenses to third-party software and global public cloud providers may not continue to be available on terms that are acceptable to us, or at all.

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

Certain aspects of our marketing technology depend on third parties over whom we have no direct control.

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

Additionally, our advertising products rely on organic search engine traffic to drive demand for our listing services. If substantial traffic shifts from organic ‘click through’ search to AI generated search results, we may experience a significant decrease in traffic for the advertising listings.

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

The cyber security threat landscape is rapidly evolving, driven by the emergence of AI-enabled fraudsters who are leveraging advanced automation and personalization tools to orchestrate increasingly sophisticated and targeted attacks. We rely upon IT systems and networks, some of which are managed by third parties, in connection with virtually all of our business activities. Additionally, we collect, store and process information relating to our business, sellers, buyers, and employees. Operating these IT systems and networks, and processing and maintaining this data, in a secure manner, is critical to our business operations and strategy. Losing confidential seller or buyer information could also expose us to the risk of liability and costly litigation. In addition, if there is any perception that we cannot protect our users’ confidential information, we may lose the ability to retain existing, and attract new, sellers and buyers, and therefore our revenue could decline.

Threats designed to gain unauthorized access to systems, networks and data, both ours and third parties with whom we work, are increasing in frequency and sophistication. New developments in the fields of AI, machine learning, and robotics may create new vulnerabilities and cybersecurity risks, and remote work has also increased the possible attack surfaces. These threats pose a risk to the security of our systems and networks and the confidentiality, integrity, and availability of our data. Cybersecurity incidents may range from random attempts to coordinated and targeted attacks, including sophisticated computer crimes and advanced persistent threats. Phishing attacks have also emerged, including as vectors for ransomware attacks, which have increased in breadth, frequency, and sophistication for the Company. In addition, it is possible that our IT systems and networks, or those managed by third parties such as cloud providers or suppliers that otherwise host confidential information, could have vulnerabilities, which could go unnoticed for a period of time. The actions and controls we and our third-party service providers have implemented and are implementing, may not be sufficient to protect our systems, information, or other property. We currently expend, and we may be required to expend in the future, significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

Furthermore, cybersecurity is a significant focus for legislators and regulators, resulting in an increasingly complex landscape of global and state privacy laws. The SEC has implemented requirements mandating enhanced disclosures regarding our cybersecurity risk management, strategy, and governance, as well as the reporting of material cybersecurity incidents. Non-compliance with applicable laws and regulations may lead to financial losses, business disruptions, investor liabilities, regulatory actions, or damage to our reputation. At this time, it is not possible to accurately forecast the additional costs associated with compliance or the timeline for incurring such expenses. Additionally, our insurance coverage may not fully address losses arising from related incidents.

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

In our RSCG segment, we are obligated under certain supply agreements to take delivery of product regardless of prevailing demand conditions, which limits our ability to adjust our inventory levels in response to fluctuations in our buyer demand. Our customers are not generally required to purchase any minimum volume of products or services and may reduce or cease purchases at any time. If our buyer demand declines, whether due to the loss of a customer or from broader market weakness, we could experience excess inventory and operational inefficiencies, including increased storage and handling requirements, and reductions in our margins. The risk is heightened under purchase model transactions, where we also bear inventory risk.

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
•
customs or border control policies and new or changing tariffs or trade sanctions;
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

We experience seasonality in each portion of our business at various times during the year. As a result, we expect a disproportionate number of transactions on our marketplaces to occur at certain times during the year. If we cannot effectively manage increased demand, or the increased flow of goods we typically experience during these times, it could adversely affect our revenue and our future growth. If too many buyers and sellers access our websites within a short period of time due to increased demand, we may experience system interruptions that make our websites unavailable or prevent us from providing efficient service, which may reduce our financial and operational results and the attractiveness of our value-added services. In addition, we may be unable to adequately staff our network of warehouses during these peak periods. If we cannot staff warehouses adequately, we may not be able to process assets quickly enough which, in turn, could mean dissatisfaction of sellers or increased third-party storage costs and reduced profitability.

If we fail to identify, finance, and integrate acquisitions, our future operating results may be materially adversely affected.

We have completed and may complete additional acquisitions in the future. The success of any acquisition, including anticipated synergies, benefits and cost savings, will depend, in part, on our ability to successfully combine and integrate our current operations with the acquisition. Our ability to successfully integrate the acquired businesses and operations with our existing businesses plays a significant role in realizing the anticipated benefits of any acquisitions. The integration process could cause the loss of key employees, buyers, sellers, or other vendors, increase our operating or other costs, decrease our profit margins, disrupt our other businesses, or divert management’s attention and Company’s resources from our existing businesses. If, as a result of these or other integration risks, we cannot achieve our acquisition objectives in a cost-effective and timely manner, we may not realize the anticipated benefits of the acquisition, or it may take us longer to realize the benefits of the acquisition than we expect. Any failure to timely and cost-effectively realize the anticipated benefits of an acquisition could have a material adverse effect on our revenues, expenses, and operating results

Additionally, acquisitions could cause dilutive issuances of equity securities, the incurrence of debt, one-time write-offs of goodwill, and substantial amortization expenses of other intangible assets. We may not obtain any required acquisition financing on favorable terms, or at all, which could make it impossible or costlier to acquire other businesses. If we can obtain financing, the terms may be onerous and restrict our operations. Further, certain acquisitions may be subject to regulatory approval, which can be time-consuming and costly to obtain, and the terms of such regulatory approvals may impose limitations on our ongoing operations or require us to divest assets or lines of business. Additionally, businesses that we acquire outside the U.S. may present unique challenges or increase our exposure to risks associated with foreign operations, including foreign currency risks and risks associated with local regulatory regimes.

The success of any future growth strategy involving acquisitions will depend on our ability to identify, and the availability of, suitable acquisition targets. We may incur costs, perhaps significant costs, in connection with evaluating and/or pursuing a potential acquisition but may be unable or unwilling to consummate the proposed transaction for various reasons.

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
•
laws and regulations regarding consumer and data protection including with respect to cross-border data transfers, privacy, network security, encryption, payments, and restrictions on pricing or discounts;
•
lower levels of consumer spending and fewer opportunities for growth compared to the U.S.;
•
lower levels of credit card usage and increased payment and foreign exchange risk;
•
different employee/employer relationships and the existence of works councils;
•
compliance with the U.S. Foreign Corrupt Practices Act and other applicable U.S. and foreign laws prohibiting certain payments to government officials and other third parties;
•
laws and policies of the U.S. and other jurisdictions affecting trade, foreign investment, loans, and taxes; and
•
geopolitical events, including war, terrorism, and political instability.

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

While from time to time we enter into transactions to hedge certain foreign currency exposures, it is impossible to eliminate the effects of this exposure. In addition, since the hedging activities are designed to lessen volatility, they not only reduce the negative impact of a stronger U.S. Dollar or other trading currency, but they also reduce the positive impact of a weaker U.S. Dollar or other trading currency. Our future financial results could be significantly affected by the value of the U.S. Dollar in relation to the foreign currencies in which we conduct business. The degree to which our financial results are affected for any given time period will depend in part upon our hedging activities.

We may need additional financing in the future, which may not be available on favorable terms, if at all.

We may need additional funds to finance our operations, as well as to enhance our services, acquire inventory for our businesses, fund initiatives, respond to competitive pressures, acquire complementary businesses or technologies, or otherwise support our growth. We may also require additional funds if vendors and other third parties from whom we purchase inventory, other goods or services extend less favorable credit terms to us. Our business may not generate the cash needed to finance such requirements. We currently maintain a Credit Agreement with Wells Fargo Bank, National Association (the Credit Agreement). Terms of the Credit Agreement provide for revolving loans (the Line of Credit) up to a maximum aggregate principal amount of $35.0 million with a $35.0 million sublimit for standby letters of credit, access to which expires on March 31, 2027. As of September 30, 2025, the Company had no outstanding borrowings under the Line of Credit and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Line of Credit as of September 30, 2025. We are able to issue standby letters of credit for various purposes, including the facilitation of transactions with vendors or other counterparties. If our access to the Credit Agreement is reduced or if vendors or other counterparties change their transacting requirements, we could face higher costs and challenges in managing our working capital effectively, which may adversely affect our operations and financial condition.

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

Ongoing armed conflicts around the world, such as those in Ukraine and the Middle East, could create or exacerbate risks facing our business. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These armed conflicts have resulted and could continue to result in, disruptions to trade, commerce, pricing stability, and/or supply chain continuity, in both Europe and globally, and has introduced significant uncertainty into the global markets. If global economic conditions remain uncertain or deteriorate further, particularly to the extent such conflicts escalate to involve additional countries, we could see potential scenarios having a material adverse effect on our business such as a reduction in the ability of international buyers and sellers to conduct business due to travel restrictions impacting the ability of: sellers and their agents to travel to prepare assets for sale; buyers traveling to inspect assets; sellers and buyers completing international transactions requiring assets to cross export and import border control points; and the overall willingness of sellers and buyers to decommission capital assets and engage in cross-border transactions.

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

Separately, any factors that reduce cross-border trade or make such trade more difficult could harm our business. Increasing costs, such as increasing tariffs and trade wars between nations, may make international trade less profitable and adversely affect our global business. Tariffs, economic sanctions and other changes in U.S. trade policy have in the past and could in the future trigger retaliatory actions by affected countries. Such changes have the potential to adversely impact the U.S. economy or certain sectors thereof or the economy of other countries in which we operate, our industry, the industries of our customers, the global demand for our products, and consumer spending generally.

Decreases in the supply of, demand for, or market values of surplus assets, including used vehicles and real estate, could harm our business.

Our revenues could decrease if there was significant erosion in the supply of, demand for, or market values of the types of assets sold on our marketplaces, including used vehicles and real estate, which could adversely affect our financial condition and results of operations. We have no control over any of the factors that affect the supply of, and demand for, such assets, and the circumstances that cause market values to fluctuate including, among other things, economic uncertainty, global geopolitical climate, disruptions to credit and financial markets, lower commodity prices, and our buyers’ restricted access to capital. Recent economic conditions have caused fluctuations in the supply, mix, and market values of assets available for sale, which has a direct impact on our revenues. In addition, price competition and the availability of assets directly affect the supply of, demand for, and market value of such assets.

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

In addition, there are many factors that contribute to adverse market conditions in the real estate sector, including but not limited to, rising interest rates, inflationary pressures, changes in consumer demand or demographic trends, regulatory changes and natural disasters or climate-related events. Such adverse market conditions could impact the supply of, demand for, and market values of real estate, which could, in turn, adversely affect our financial condition and results of operations.

Reliance on Banking Partners and Financial System Stability

We rely on a limited number of banks and financial institutions both domestically and internationally to provide critical services, including cash management, payment processing, credit facilities, and other transactional support. Our ability to access funds, process payments, and manage liquidity depends on the continued stability and operational soundness of these banking partners.

Instability or failure of any of our primary banks or financial partners—whether due to insolvency, regulatory action, cyberattack, or other disruptions—could result in a sudden loss of access to our funds, delays or failures in payment processing, or increased costs of obtaining alternative banking services.

In addition, changes in the terms of our banking relationships, such as reduced credit availability, increased collateral requirements, or changes in transaction limits, could adversely affect our ability to manage working capital and meet our financial obligations. If we are unable to access our funds or secure alternative banking arrangements on acceptable terms, our operations, financial condition, and results of operations could be materially and adversely affected.

Legal and Regulatory Risks

We face legal uncertainties relating to our technology systems and to the e-commerce industry in particular and may become subject to costly government regulation.

The laws and regulations related to the Internet and e-commerce are evolving, including laws and regulations regarding user privacy, freedom of expression, pricing, fraud, quality of assets and services, taxation, advertising, intellectual property rights, and information security. There are numerous federal, state, local and international laws, regulations, rules, industry codes of conduct, policies and standards regarding data privacy and security, such as the California Consumer Privacy Act, the Federal Trade Commission enforcement decisions, and the European Union’s General Data Protection Regulation. Any failure or perceived failure by us, or third parties with which we do business, to comply with applicable data privacy and security laws, regulations, rules, industry codes of conduct, policies, standards or other legal or contractual obligations, may result in, among other things, governmental or regulatory investigations, enforcement actions, regulatory or other fines, orders requiring that we change our practices, criminal compliance orders, claims for damages by affected individuals or litigation or public statements against us by consumer advocacy groups or others, and could cause customers to lose trust in us. Current and future laws and regulations could increase our cost of doing business and/or decrease the demand for our services.

Laws adopted prior to the advent of the Internet may not contemplate or address the unique issues of the Internet and related technologies and it is not clear how they may apply.

Our auction business may be subject to a variety of additional costly government regulations.

Many states and other jurisdictions have regulations governing the conduct of traditional "auctions", the liability of traditional "auctioneers" in conducting auctions, the sale of real property via traditional “auctions”, and handling property by "secondhand dealers" which may apply to online auction services. In addition, certain states have laws or regulations that expressly apply to online auction services. We expect to continue to incur costs in complying with these laws and could be subject to fines or other penalties for any failure to comply with these laws. We may be required to make changes in our business to comply with these laws, which could increase our costs, reduce our revenue, cause us to prohibit the listing of certain items, or restrict certain listing formats in some locations, any of which may adversely affect our financial condition or operating results.

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

We are subject to regulation at the federal, state, and international levels relating to privacy and the use of third-party data, including personal user information and employee data. These statutory and regulatory requirements are evolving, increasing in complexity and number, sometimes conflicting, and may change significantly. How companies collect, process, use, store, share, or transmit personal and employee data is subject to increasing scrutiny by governments and the public, which could accelerate the adoption of additional legislation or regulations. New statutory or regulatory developments may restrict our ability to collect and use demographic and personal information from our buyers and our sellers, which could be costly or harm our marketing efforts. Further, there may be conflicts among the privacy and data protection laws adopted by the countries in which we operate. Judicial and regulatory application and interpretation of these statutory and regulatory requirements are often uncertain and may also limit our marketing efforts. Compliance with regulations regarding privacy, security, and protection of user and employee data, increased government or private enforcement, and changing public attitudes about data privacy, may increase the cost of growing our business and require us to expend significant capital and other resources. Our failure to comply with these federal, state, and international laws and regulations could subject us to lawsuits, fines, criminal penalties, statutory damages, adverse publicity, and other costs which could decrease our profitability.

Certain categories of assets sold on our marketplaces are subject to government restrictions.

We sell assets, such as scientific instruments, information technology equipment and aircraft parts, that are subject to export control and economic sanctions laws, among other laws, imposed by the United States and other governments. Such restrictions include the U.S. Export Administration Regulations, the International Traffic in Arms Regulations, and economic sanctions and embargo laws administered by the Office of the Foreign Assets Control Regulations. These restrictions prohibit us from selling property to (a) persons or entities that appear on lists of restricted or prohibited parties maintained by the United States or other governments or (b) countries, regimes, or nationals that are the target of applicable economic sanctions or other embargoes. Such laws could become even more restrictive and cover a wider array of assets in the event of escalations of geopolitical conflict.

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

Our ability to effectively safeguard and enforce our intellectual property rights may be limited, potentially impacting our reputation and adversely affecting our business growth.

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

We currently are the registered owners of several Internet domain names, including www.liquidation.com, www.govdeals.com, www.allsurplus.com, www.secondipity.com, www.retailrush.com, www.machinio.com, www.machineryhost.com, www.bid4assets.com, and www.sierraauction.com. We pursue the registration of our domain names in the U.S. and internationally. We have no patents or registered copyrights. Effective patent, copyright, trademark, service mark, trade secret, and domain name protection are expensive to maintain and may require litigation to enforce. We have licensed in the past, and expect to license in the future, certain of our proprietary rights, such as trademarks or copyrighted material, to others. These licensees may take actions that diminish the value of our proprietary rights or harm our reputation. Our competitors may adopt trade names or domain names similar to ours, impeding our ability to promote our marketplaces and possibly leading to buyer or seller confusion. In addition, we could face trade name, trademark, or service mark infringement claims brought by owners of other registered or unregistered trademarks or service marks, including trademarks or service marks that may incorporate variations of our marketplace names. Any claims related to our intellectual property or confusion related to our marketplaces could damage our reputation and negatively affect the growth of our business.

Assertions that we infringe on intellectual property rights of others could result in significant costs and substantially harm our business and operating results.

Third parties may claim that our internally developed systems or licensed third-party technology for operating our online auction platform and related websites infringes their intellectual property rights. Similar claims could be made against the providers from whom we license technology. Defending against such infringement claims, regardless of their merit or outcome, could lead to litigation expenses, require resources from technical and management personnel, and potentially cause delays in completing sales. The resolution of these disputes may result in the need to modify technology, develop alternative solutions, or enter into royalty or licensing agreements. Transitioning to different technology could disrupt business operations. Developing non-infringing technology internally may be both costly and time-consuming, and there is no guarantee of success. In addition, royalty or licensing agreements may not be available on acceptable terms, or at all. Any of these factors could affect our operating results.

General Risk Factors

Failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results, and stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report a report containing management's assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not such internal controls are effective. Compliance with these requirements has resulted in, and is likely to continue to result in, significant costs and the commitment of time and operational resources. Recently completed initiatives, as well as other changes in our business (including initiatives to invest in information systems, transition particular functions to third-party providers, and acquire new businesses) have necessitated, and will continue to necessitate, modifications to our internal controls. We cannot be certain that our design for internal controls over financial reporting, or any changes to be made, will enable management to determine that our internal controls are effective for any period. If we cannot conclude that our internal controls over financial reporting are effective, market perception of our financial condition and the trading price of our stock may be adversely affected, and seller and buyer perception of our business may suffer.

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

As of September 30, 2025, we had goodwill of $102.9 million. The future occurrence of a potential indicator of impairment, such as a significant adverse change in business climate, an adverse action or assessment by a regulator, unanticipated competition, a material negative change in relationships with significant customers, strategic decisions made in response to economic or competitive conditions, loss of key personnel, or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or disposed of, could result in goodwill impairment charges. We have recorded goodwill impairment charges in the past, and such charges materially affected our historical results of operations. For additional information, see Note 7 - Goodwill to the accompanying consolidated financial statements.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Risk Management and Strategy

The protection of our clients’ data, our brand, and our systems is of utmost importance. We are subject to governmental regulation and other legal obligations, particularly related to privacy, data protection and information security. We have implemented comprehensive cybersecurity and data privacy programs, fostering a culture of awareness across all employee groups and systems. In 2025, we achieved SOC2 Type 2 certification, reflecting our commitment to supporting our clients by aligning our controls and processes with the System and Organization Controls (SOC) compliance framework established by the American Institute of Certified Public Accountants (AICPA). This achievement builds on our previous SOC2 Type 1 certification and complements our ongoing TX Ramp compliance.

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

We developed our cybersecurity program by integrating proactive training, vulnerability management, and system design with active threat defense mechanisms. Our marketplace services are protected by multiple layers of security including firewalls, endpoint protection, WAF and Bot mitigation. Our "defense in depth" approach to asset protection is backed by AI-powered threat detection and response systems and actively monitored 24/7 by a dedicated team of security professionals. We maintain a formal incident response plan, which is regularly tested and updated to ensure prompt detection, reporting, and mitigation of cybersecurity incidents.

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

Cybersecurity Governance

Board and Committee Oversight. Our Board of Directors is responsible for oversight of the Company's cyber risk management program, including risk identification, mitigation strategy and efforts, and resources and receives quarterly updates on cybersecurity risks and mitigation efforts from management, including our Chief Technology Officer (CTO). The Audit Committee of the Board of Directors is responsible for reviewing the Company's financial reporting of cybersecurity risks and incidents in accordance with SEC rules. We will continue to invest in our security infrastructure to ensure it meets or exceeds industry standards for cybersecurity and employs dedicated resources to protect our systems.

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

Item 2. Properties.

As a remote-first organization, the Company maintains a minimal amount of administrative spaces. The Company leases the following properties as of September 30, 2025:

Purpose	Location	Segment	Square Feet	Lease Expiration Date
Corporate Headquarters	Bethesda, Maryland, USA	Corporate & Other	4,027	January 31, 2029
Warehouse	Brownsburg, Indiana, USA	RSCG	204,206	May 31, 2029
Warehouse	Garland, Texas, USA	RSCG	127,144	January 31, 2026
Warehouse	Pittston, Pennsylvania, USA	RSCG	108,536	January 7, 2027
Warehouse	North Las Vegas, Nevada, USA	RSCG	102,400	June 30, 2026
Warehouse	Phoenix, Arizona, USA	RSCG	84,690	January 31, 2027
Warehouse	Brampton, Canada	RSCG	53,621	August 31, 2030
Warehouse	Atlanta, Georgia, USA	GovDeals	77,501	July 31, 2026
Warehouse	Kenilworth, NJ, USA	CAG	10,507	December 31, 2026
Warehouse	E. Brunswick, NJ, USA	CAG	4,800	December 31, 2025
Auction Staging Lot	Montclair, California USA	GovDeals	113,256	November 30, 2026
Auction Staging Lot	Phoenix, Arizona USA	GovDeals	10,760	January 31, 2029
Auction Staging Lot	Tuscon, Arizona USA	GovDeals	5,150	September 30, 2030
Retail Rush Store	Columbus, Ohio USA	RSCG	30,000	January 31, 2031
Administrative	Plano, Texas USA	Corporate & Other	2,280	November 30, 2025

In addition, we lease other administrative space in North America totaling 1,657 square feet, in Europe totaling 845 square feet, and in Asia totaling 6,976 square feet. We also own a 420,000 square foot warehouse located in North Wilkesboro, North Carolina, USA.

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

Holders

As of November 1, 2025, there were approximately 8,681 beneficial holders of our common stock and 26 holders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock, and we have no present intention to do so. Payment of cash dividends, if any, will be determined by our Board of Directors after consideration of our financial condition, operating results, current and anticipated cash needs and other relevant factors.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

Issuer Repurchases of Equity Securities

The following table presents information about our repurchases of common stock that were made during the three months ended September 30, 2025 (in millions, except share and per share amounts):

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(2)
July 1 to July 31, 2025	—	$—	—	$17.6
August 1 to August 31, 2025	517,748	25.67	517,748	4.3
September 1 to September 30, 2025	105,939	26.52	105,939	1.5
Total	623,687		623,687

(1)
Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended September 30, 2025, no shares of common stock were surrendered by participants in the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

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

As of September 30, 2025, the Company had $1.5 million of remaining authorization to repurchase shares through December 31, 2026.

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

Overview

About us. Liquidity Services is the leading global provider of e-commerce marketplaces and software solutions powering the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management and auction software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

Our business delivers value to shareholders by unleashing the intrinsic value of surplus through our online marketplace platforms. These platforms ignite and enable a self-reinforcing cycle of value creation where buyers and sellers attract one another in greater numbers. The result of this cycle is a continuous flow of goods that becomes increasingly valuable as more participants join the platforms, thereby creating positive network effects that benefit sellers, buyers, and shareholders. During the past three fiscal years, we conducted over 3.1 million online transactions that generated $4.1 billion in gross merchandise volume or GMV. GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time.

During the year ended September 30, 2025, the number of registered buyers grew from 5.5 million to 6.0 million, or 9%. We believe the continuous flow of goods in our marketplaces attracts a growing buyer base which creates a self-sustaining cycle for our buyers and sellers. We generated GMV of $1.6 billion and revenue of $477.7 million through multiple sources, including transaction fees from sellers and buyers, proceeds from the sale of products we purchased from sellers, and value-added service charges during the year ended September 30, 2025. Over the prior 5 years, our GMV has grown at a compound annual growth rate of 20.4%.

Incorporated in Delaware as Liquidation.com in November 1999, Liquidity Services has over 25 years of industry experience.

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

•
CAG. The CAG reportable segment enables commercial businesses to sell surplus assets on our AllSurplus and GovDeals marketplace, specializing in asset categories such as heavy equipment, industrial manufacturing, oil and gas, biopharma, fast-moving consumer goods and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG clients benefit from its global base of buyers and sellers, enabling the sale and redeployment of assets wherever they generate the best value and highest use across the world.
•
Machinio & Software Solutions. The Machinio operating segment operates the Machinio marketplace, a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors, and the Machinio System platform that provides equipment sellers with a suite of software tools including website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business. The Software Solutions operating segment separately serves as the Company's private-label auction and software-as-a-service (SaaS) arm, offering scalable auction platform services to entrepreneurs and businesses.

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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the ongoing conflict in and adjacent to Israel. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the fiscal years ended September 30, 2025 and 2024, the Company's total revenues directly associated with Russia, Ukraine, and Israel were not material to our consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 81.3%, 85.1%, and 85.8% of our consolidated GMV for the years ended September 30, 2025, 2024, and 2023, respectively; however, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 29.0%, 34.9%, and 37.7% of our total revenues for the years ended September 30, 2025, 2024, and 2023, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 18.7%, 14.9%, and 14.2% of our consolidated GMV for the years ended September 30, 2025, 2024, and 2023, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 65.1%, 57.7%, and 54.7% of our total revenues for the years ended September 30, 2025, 2024, and 2023, respectively.

Other fee revenues accounted for 5.9%, 7.3%, and 7.5% of our total revenues for the years ended September 30, 2025, 2024, and 2023, respectively.

Our Vendor Agreements

Commercial agreements. We have multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $10.1 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Consolidated Inventory balances as of September 30, 2025 and 2024, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for its RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the year ended September 30, 2025, was $1.6 billion.

Total registered buyers. We grow our buyer base through a combination of internal and external marketing, as well as other promotional efforts. An individual or company becomes a registered buyer by completing our online registration process for our marketplaces. During registration, we collect personal and business information, including name, company name, address, email, phone number, taxation information, and intended use of our marketplaces. Each prospective buyer must accept our User Agreement (Terms and Conditions) to proceed.

Upon completion of registration, each buyer’s information is automatically screened against global restricted party lists maintained by government regulatory agencies. If the screening flags a buyer, our Customer Support team manually reviews the registration, typically within 24 hours, and the registration is either approved, denied, or subject to further identity verification. Only buyers who pass this vetting process are activated and permitted to bid on our marketplaces. We also conduct ongoing screening of active buyers to ensure continued compliance.

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of September 30, 2025, 2024, and 2023, we had 6.0 million, 5.5 million, and 5.1 million, registered buyers, respectively.

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

We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the years ended September 30, 2025, 2024, and 2023, 4.1 million, 4.0 million, and 3.3 million participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the years ended September 30, 2025, 2024, and 2023, we completed 1,066,000, 1,081,000 and 925,000 transactions, respectively.

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

We consider the following accounting estimates to be critical: business combinations (Note 3), and income taxes (Note 10). Refer to these individually referenced notes and Note 2 - Summary of Significant Accounting Policies to the Company's consolidated financial statements for further details on these accounting estimates. The following discussion is a supplement to the disclosures referenced.

Intangible assets. The fair valuation of intangible assets acquired in a business combination consists of customer and supplier relationships, technology, trade names, and other intangibles (comprised of patents and related assets). Intangible assets are amortized using the straight-line method over their estimated useful lives. The preliminary fair value of acquired intangible assets, excluding goodwill, arising from the Auction Software acquisition was $2.6 million. This balance consisted of the following identified intangible assets, each with their own significant assumptions used, as follows:

•
Contract Intangibles - We valued the contract intangibles using the multi-period excess earnings method, an income approach valuation model. The significant assumptions used in the income approach includes estimates about future expected cash flows from supplier contracts, the attrition rate, and the discount rate.
•
Developed Technology - We valued the developed software by applying the relief-from-royalty method, an income approach valuation model. The significant assumptions used in the relief-from-royalty method include estimates about future expected cash flows from the developed software, the royalty rate, the obsolescence factor and the discount rate.
•
Trade Name - We valued the trade name acquired using a relief-from-royalty method. The significant assumptions used in the relief-from-royalty method include future expected cash flows from the trade name, the royalty rate, and the discount rate.

Goodwill. Goodwill represents the costs in excess of the fair value of net assets acquired through acquisitions by the Company. Pursuant to our preliminary purchase price allocation, goodwill arising from the acquisition of Auction Software was determined to be $5.1 million; see Note 3 - Acquisitions, for further information.

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

Results of Operations

The following table presents reportable segment GMV, revenue, segment direct profit (which is calculated as total revenue less cost of goods sold (exclusive of depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated ($ in thousands):

	Year Ended September 30,
(dollars in thousands	2025	2024	2023
GovDeals:
GMV	$903,456	$836,288	$726,124
Total revenue	$87,404	$76,557	$62,010
Segment direct profit	$81,006	$71,727	$58,810
Segment direct profit as a percentage of total revenue	92.7%	93.7%	94.8%
RSCG:
GMV	$418,418	$320,683	$285,574
Total revenue	$330,291	$233,003	$200,218
Segment direct profit	$74,747	$66,873	$68,068
Segment direct profit as a percentage of total revenue	22.6%	28.7%	34.0%
CAG:
GMV	$249,017	$209,661	$191,333
Total revenue	$39,296	$37,668	$38,476
Segment direct profit	$34,828	$31,268	$32,215
Segment direct profit as a percentage of total revenue	88.6%	83.0%	83.7%
Machinio & Software Solutions:
GMV	—	—	—
Total revenue	$19,746	$16,157	$13,821
Segment direct profit	$18,303	$15,364	$13,110
Segment direct profit as a percentage of total revenue	92.7%	95.1%	94.9%
Consolidated:
GMV	$1,570,891	$1,366,632	$1,203,031
Total revenue	$476,669	$363,318	$314,462

NM = not meaningful

Year Ended September 30, 2025 Compared to Year Ended September 30, 2024

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 14.2%, or $10.8 million, due to a $67.2 million, or 8.0%, increase in GMV driven by new seller acquisition, service expansion and strong results across our personal property categories, partially offset by lower market prices for vehicles sold. Revenue grew at a higher rate than GMV due to the expansion of service offerings to new, higher-volume sellers, including through the acquisition of Sierra. Segment direct profit increased by $9.3 million, or 12.9%, and Segment direct profit as a percentage of total revenue decreased from 93.7% to 92.7%, as our expanded service offerings for higher-volume sellers have a higher revenue take-rate but require additional costs of goods sold relative to our traditional self-service model.

RSCG. Revenue from our RSCG reportable segment increased by $97.3 million, or 41.8%, concentrated in the first three quarters of fiscal 2025, due to a $97.7 million, or 30.5%, increase in GMV from expanded multi-channel buyer development efforts with existing and new retail client programs alike, and increased volumes from our client purchase model programs relative to our consignment programs, while certain inventory purchases were reduced starting in the fourth quarter of fiscal 2025.Segment direct profit increased by $7.9 million, or 11.8%, and Segment direct profit as a percentage of total revenue decreased from 28.7% to 22.6%, reflecting the increased mix of purchase model transactions, purchase rate changes, partially offset by lower transaction processing fees.

CAG. Revenue from our CAG reportable segment increased by $1.6 million, or 4.3%, due to a $39.4 million, or 18.8%, increase in GMV from continued growth of recurring sellers transacting under the consignment model in our heavy equipment category, as well as our biopharma and energy categories, partially offset by fewer large international spot purchase transactions, and certain industrial categories and regions experiencing tempered activity due to economic and tariff-related supply chain uncertainty, during the fiscal year ended September 30, 2025. Revenue increased at a lower rate than GMV due to the increase in transactions conducted under the consignment model during the current fiscal year. Segment direct profit increased by $3.6 million, or 11.4%, as the increased consignment mix, driven by the heavy equipment category, has a greater impact on Segment direct profit than total revenues. Segment direct profit as a percentage of total revenue increased from 83.0% to 88.6% due to fewer international spot purchase transactions in the current year. As a reminder, there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Global supply chains may experience heightened disruptions due to international tensions, including certain industrial categories and regions currently experiencing tempered activity due to economic and tariff-related supply chain uncertainty, as well as other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue in our Machinio & Software Solutions businesses increased 22.2%, or $3.6 million, due to Machinio price increases and continued growth in its subscribers, and from the acquisition of Auction Software to form our Software Solutions business. As a result of this increase in revenues, segment direct profit increased 19.1%, or $2.9 million. Segment direct profit as a percentage of total revenue decreased from 95.1% to 92.7% as a result of the Auction Software acquisition.

Consolidated Results

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,		Change
(in thousands)	2025	2024	$	%
Purchase revenues	$310,538	$209,800	$100,738	48.0%
Consignment and other fee revenues	166,131	153,518	12,613	8.2%
Total revenue	476,669	363,318	113,351	31.2%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	267,854	178,152	89,702	50.4%
Technology and operations	68,542	61,377	7,165	11.7%
Sales and marketing	60,964	54,832	6,132	11.2%
General and administrative	32,774	31,962	812	2.5%
Depreciation and amortization	10,409	12,120	(1,711)	(14.1)%
Other operating expenses, net	1,060	1,471	(411)	(27.9)%
Total costs and expenses	441,603	339,914	101,689	29.9%
Income from operations	35,066	23,404	11,662	49.8%
Interest and other income, net	(4,375)	(3,854)	(521)	13.5%
Income before provision for income taxes	39,441	27,260	12,181	44.7%
Provision for income taxes	11,348	7,269	4,079	56.1%
Net income	$28,093	$19,991	$8,102	40.5%

NM = not meaningful

Total revenues. Total consolidated revenue increased $113.4 million, or 31.2%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $89.7 million, or 50.4%, primarily due to increased purchase transaction volumes at our RSCG reportable segment during the fiscal year ended September 30, 2025.

Technology and operations expenses. Technology and operations expenses increased $7.2 million, or 11.7%, primarily to support higher transaction volumes across our segments, expanded service offerings including through the acquisition of Sierra in our GovDeals segment, a $0.6 million increase in stock compensation expense, the acquisition of Auction Software (see Note 3- Acquisitions). In response to higher temporary storage costs associated with elevated purchase volumes at our RSCG segment during the first half of fiscal 2025, we consolidated our RSCG warehouse locations and streamlined logistics to improve alignment between our buyers and our sources of inventory.

Sales and marketing expenses. Sales and marketing expenses increased $6.1 million, or 11.2%, due to increased sales expenses incurred to support the greater purchase transaction volumes across our segments, including RSCG and GovDeals, as well as expansion in the heavy equipment vertical at CAG, other key initiatives, and a $1.7 million increase in stock compensation expense.

General and administrative expenses. General and administrative expenses increased $0.8 million, or 2.5%, primarily due to a $1.2 million increase in stock compensation expense, partially offset by $0.5 million in litigation expense incurred during the prior year ended September 30, 2024; see Note 15 - Legal Proceedings for further information.

Depreciation and amortization. Depreciation and amortization expense decreased $1.7 million, or 14.1%, primarily due to certain historically acquired intangible assets reaching the end of their useful lives during the fiscal year ended September 30, 2025.

Other operating expenses, net. Other operating expenses, net decreased $0.4 million, or 27.9%, due to lower acquisition-related costs during the fiscal year ended September 30, 2025, partially offset by $0.5 million of impairment expense at our RSCG segment following the exit of a warehouse; see Note 6 - Leases for further information.

Interest and other income, net. Interest and other income, net increased $0.5 million, or 13.5%, due to higher balances held in cash equivalent and short-term investments, partially offset by a decline in interest rates.

Provision for income taxes. Provision for income taxes increased $4.1 million to an expense of $11.3 million from an expense of $7.3 million due to the increase in state and deferred income taxes resulting from higher pre-tax income in fiscal 2025. The Company's effective tax rate was 28.8% for the fiscal year ended September 30, 2025. The fiscal 2025 effective tax rate differed from the statutory federal rate of 21.0% primarily as a result of the impact of foreign, state, and local income taxes and permanent adjustments.

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

Machinio & Software Solutions. Revenue from our Machinio & Software Solutions reportable segment increased 16.9%, or $2.3 million, due to price increases and continued growth in subscribers. As a result of the increase in revenues, Segment direct profit increased 17.2%, or $2.3 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the period.

Consolidated Results

The following table sets forth, for the periods indicated, our operating results (dollars in thousands):

	Year Ended September 30,
	2024	2023	$ Change	% Change
Purchase revenues	$209,800	$172,089	$37,711	21.9%
Consignment and other fee revenues	153,518	142,373	11,145	7.8%
Total revenues	363,318	314,462	48,856	15.5%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	178,152	142,322	35,830	25.2%
Technology and operations	61,377	57,078	4,299	7.5%
Sales and marketing	54,832	49,443	5,389	10.9%
General and administrative	31,962	28,074	3,888	13.8%
Depreciation and amortization	12,120	11,255	865	7.7%
Other operating expenses, net	1,471	186	1,285	692.8%
Total costs and expenses	339,914	288,358	51,556	17.9%
Income from operations	23,404	26,105	(2,701)	(10.3)%
Interest and other income, net	(3,854)	(2,912)	(943)	32.4%
Income before provision for income taxes	27,260	29,016	(1,757)	(6.1)%
Provision for income taxes	7,269	8,039	(770)	(9.6)%
Net income	$19,991	$20,978	$(986)	(4.7)%

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

General and administrative expenses. General and administrative expenses increased by $3.9 million, or 13.8%, due to a $1.8 million increase in stock compensation primarily from variable stock awards tied to financial performance targets, $0.5 million in litigation settlement expense incurred during the year ended September 30, 2024 (see Note 15 - Legal Proceedings for further information), and other costs in support of our growth.

Depreciation and amortization. Depreciation and amortization expense increased $0.9 million, or 7.7%, in connection with our acquisition of Sierra; see Note 3 - Acquisitions.

Interest and other income, net. Interest and other income, net increased $0.9 million, or 32.4%, due to higher balances held in cash equivalent and short-term investments and the effect of rising interest rates.

Non-GAAP Financial Measures

Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA. Non-GAAP EBITDA is a supplemental non-GAAP financial measure and is equal to Net income plus Interest and other (income) expense, net excluding the non-service components of net periodic pension cost (benefit); Provision for income taxes; and Depreciation and amortization. Interest and other (income) expense, net, can include non-operating gains and losses, such as from foreign currency fluctuations. Our definition of Non-GAAP Adjusted EBITDA differs from Non-GAAP EBITDA because we further adjust Non-GAAP EBITDA for stock-based compensation expense, acquisition costs such as transaction expenses and changes in earn out estimates, business realignment expenses, litigation settlement expenses that are not expected to reoccur, and goodwill, long-lived and other non-current asset impairment.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Year ended September 30,
	2025	2024	2023
Net income	$28,093	$19,991	$20,978
Interest and other income, net(1)	(4,574)	(4,048)	(2,859)
Provision for income taxes	11,348	7,269	8,039
Depreciation and amortization	10,409	12,120	11,255
Non-GAAP EBITDA	$45,276	$35,332	$37,412
Stock compensation expense	14,490	11,087	8,191
Acquisition-related costs and litigation settlement expense(2)	285	1,830	252
Business realignment expenses(3)	765	251	—
Non-GAAP Adjusted EBITDA	$60,816	$48,500	$45,855

1 Interest and other income, net excludes non-services pension and other postretirement expense (benefit).

2 Acquisition-related costs are included in Other operating expenses, net on the Consolidated Statements of Operations. Litigation settlement expense reflects significant legal settlements not expected to reoccur and are included in General and administrative expenses on the Consolidated Statements of Operations. For further information see Note 15 - Legal Proceedings, for details about the litigation settlement that occurred during the fiscal year ended September 30, 2024.

3 Business realignment expenses, included as a component of Other operating expenses, net on the Consolidated Statements of Operations, includes the amounts accounted for as exit costs under ASC 420, Exit or Disposal Cost Obligations, and the related impacts of business realignment actions subject to other accounting guidance including operating lease impairment expense resulting from such actions as described in Note 6 - Leases. .

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of September 30, 2025, we had $174.6 million in Cash and cash equivalents and $11.2 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

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

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the year ended September 30, 2025, were $7.8 million. As of September 30, 2025, we had no significant outstanding commitments for capital expenditures.

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

Credit Agreement

The Company maintains a $25.0 million revolving credit facility with Wells Fargo Bank, National Association (as amended the Credit Agreement). On March 31, 2023, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2025 (the First Amendment). On March 27, 2024, the Credit Agreement was amended to extend the maturity date by an additional 12 months to March 31, 2026 (the Second Amendment). No other changes, including regarding the borrowing terms or capacities, were made to the Credit Agreement as a result of the First Amendment or the Second Amendment.

On May 7, 2025, the Company entered into a Third Amendment to the Credit Agreement (the Third Amendment) that extended the maturity date of the Credit Agreement to March 31, 2027, increased the maximum aggregate borrowing amount from $25.0 million to $35.0 million, and increased the sublimit for standby letters of credit from $10.0 million to $35.0 million.

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the fiscal year ended September 30, 2025, the Company did not make any draws under the Credit Agreement, had no outstanding borrowings under the Credit Agreement and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Credit Agreement and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Credit Agreement as of September 30, 2025.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2025, the Company was in full compliance with the terms and conditions of the Credit Agreement.

Working Capital Management

Most of our sales are recorded subsequent to receipt of payment authorization, utilizing credit cards, wire transfers, ACH, and other secure electronic payment platforms as methods of payment. These platforms generally provide immediate authorization and timely settlement. As a result, we are not subject to significant collection risk, as goods are generally not shipped before payment is received. We expect to continue to invest in enhancements to our e-commerce technology platform, marketplace capabilities, and tools for data-driven product recommendations, omni-channel behavioral marketing, expanded analytics, and buyer/seller payment optimization.

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.1 million of undistributed foreign earnings as of September 30, 2025. An aggregate of $22.5 million and $25.7 million of cash and cash equivalents and short-term investments was held outside of the U.S. as of September 30, 2025 and 2024, respectively. These amounts are not currently considered in our evaluation of near-term liquidity needs in the U.S. due to the potential for adverse tax consequences upon repatriation.

Other Uses of Capital Resources

Auction Software Acquisition. On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider. Auction Software results are reported within our Machinio & Software Solutions reportable segment. See Note 3 - Acquisitions for more information regarding this transaction.

Sierra Acquisition. On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra), a full-service auction company specializing in the sale of vehicles, equipment and surplus assets for government agencies, commercial businesses, and charities in the southwestern U.S. See Note 3 - Acquisitions for more information regarding this transaction.

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

The Company repurchased 623,687 shares for $16.1 million during the year ended September 30, 2025. As of September 30, 2025, the Company had $1.5 million of remaining authorization to repurchase shares through December 31, 2026.

On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to $15.0 million of the Company's outstanding shares of common stock through December 31, 2027.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: 2025 Compared to 2024

Net cash provided by operating activities was $66.8 million and $70.2 million for the twelve months ended September 30, 2025 and 2024, respectively. While our Net income as adjusted for non-cash items increased by $7.3 million, this was more than offset by a combined $15.8 million decrease in cash inflows associated with our Accounts payable and Payables to sellers accounts as the prior year benefited from the receipt of buyer payments for certain, larger consignment asset sales near the end of the year.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. RSCG's purchase program volume changes may cause operating cash flows from Accounts receivable, Accounts payable and Inventory to fluctuate. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers may become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. Our US federal income tax payments increased in fiscal 2025 as our remaining federal net operating loss carryforwards were fully utilized. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $23.0 million and $16.1 million for the twelve months ended September 30, 2025 and 2024, respectively. The $6.9 million increase in cash used in investing activities was primarily driven by a $16.8 million increase in the purchase of short-term investments, partially offset by an increase of $2.0 million in maturities of short-term investments, a $1.0 million decrease in capital expenditures, and a $6.7 million decrease in cash paid for business acquisitions; see Note 3 - Acquisitions.

Net cash used in financing activities was $21.8 million and $11.2 million for the twelve months ended September 30, 2025 and 2024, respectively. The $10.6 million increase in cash used in financing activities was primarily driven by a $6.8 million increase in share repurchases and a $3.5 million increase in taxes paid associated with the net settlement of stock compensation awards.

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

Net cash used in investing activities was $16.1 million and $11.4 million for the years ended September 30, 2024 and 2023, respectively. The $4.7 million increase in cash used in investing activities was primarily driven by $13.2 million in cash paid, net of cash acquired, for the Sierra acquisition; see Note 3 - Acquisitions for further information. This was partially offset by a $6.2 million increase from the maturation of short-term investments.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of September 30, 2025, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of September 30, 2025, we do not have any debt; however, should the Company draw on our Letter of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

Management assessed our internal control over financial reporting as of September 30, 2025, the end of our fiscal year. Management based its assessment on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework). Management's assessment included evaluation of such elements as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies and our overall control environment. This assessment is supported by testing and monitoring performed by our finance organization.

As permitted by SEC guidance with respect to newly acquired entities, management excluded Auction Software, which was acquired on January 31, 2025, from its assessment of internal control over financial reporting. The financial statements of Auction Software, constitute less than 1% of revenues and total assets (excluding goodwill and intangible assets which were integrated into the Company’s systems and control environment), in the consolidated financial statement amounts as of and for the year ended September 30, 2025. We are in the process of evaluating Auction Software's existing controls and procedures and integrating Auction Software into our internal control over financial reporting. See Note 3 - Acquisitions, in the Notes to the Consolidated Financial Statements for further discussion on the Auction Software acquisition and its impact on our consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

During the three months ended September 30, 2025, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Liquidity Services, Inc. and subsidiaries (the "Company") as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended September 30, 2025, of the Company and our report dated November 20, 2025, expressed an unqualified opinion on those financial statements.

As described in the Management Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Auction Software, which was acquired on January 31, 2025, and whose financial statements constitute less than 1% of revenues and total assets (excluding goodwill and intangible assets which were integrated into the Company’s systems and control environment), in the consolidated financial statement amounts as of and for the year ended September 30, 2025. Accordingly, our audit did not include the internal control over financial reporting at Auction Software.

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

/s/ Deloitte and Touche LLP

McLean, Virginia

November 20, 2025

Item 9B. Other Information.

On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to $15.0 million of the Company's outstanding shares of common stock through December 31, 2027. This authorization follows the complete utilization of our previous December 9, 2024, authorization to repurchase up to $10.0 million in shares through December 31, 2026. The timing and actual number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and the existence of alternative investment opportunities. The repurchase program will be executed consistent with the Company's capital allocation strategy of prioritizing investment to grow the business over the long term.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Items 401(a), 401(b) 401(c), 401(d), 401(e)(1), 401(e)(2), 401(f), 401(g), 405(a), 407(c)(3), 407(d)(4), 407(d)(5), and 408(b) of Regulation S-K is incorporated by reference from the Company's Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2025.

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

Item 11. Executive Compensation.

The information required by Items 402(b), 402(c), 402(d), 402(e), 402(f), 402(g), 402(h), 402(i), 402(j), 402(k), 402(s), 402(t), 402(u), 402(v), 402(w), 402(x), 407(e)(4), and 407(e)(5) of Regulation S-K is incorporated by reference from the Company's Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by Items 201(d), 403(a), and 403(b) of Regulation S-K is incorporated by reference from the Company's Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Items 404(a), 404(b), 407(a)(1), 407(a)(2) and 407(a)(3) of Regulation S-K is incorporated by reference from the Company's Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2025.

Item 14. Principal Accountant Fees and Services.

The information required by Items 9(e)(1)-(4), 9(e)(5) and 9(e)(6) of Schedule 14A is incorporated by reference from the Company's Proxy Statement relating to its 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days after September 30, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)		Page
(1)	The following documents related to the financial statements are filed as part of this report:
	Report of Independent Registered Public Accounting Firm (PCAOB ID No.34)	66
	Consolidated Balance Sheets as of September 30, 2025, and 2024	68
	Consolidated Statements of Operations for the years ended September 30, 2025, 2024, and 2023	69
	Consolidated Statements of Comprehensive Income for the years ended September 30, 2025, 2024, and 2023	70
	Consolidated Statements of Stockholders' Equity for the years ended September 30, 2025, 2024, and 2023	71
	Consolidated Statements of Cash Flows for the years ended September 30, 2025, 2024, and 2023	72
	Notes to the Consolidated Financial Statements	73

(2)	The following financial statement schedule is filed as part of this report:
	Schedules for the three years ended September 30, 2025, 2024, and 2023:
	II—Valuation and Qualifying Accounts	102
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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Liquidity Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Liquidity Services, Inc. and subsidiaries (the "Company") as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for each of the three years in the period ended September 30, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 20, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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
November 20, 2025
We have served as the Company’s auditor since 2021.

Liquidity Services, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	September 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$174,607	$153,226
Short-term investments	11,212	2,310
Accounts receivable, net of allowance for doubtful accounts of $777 and $1,680	11,176	11,467
Inventory, net	14,180	17,099
Prepaid taxes and tax refund receivable	1,757	1,519
Prepaid expenses and other current assets	11,857	13,614
Total current assets	224,789	199,235
Property and equipment, net	18,259	17,961
Operating lease assets	11,499	12,005
Intangible assets, net	13,340	13,912
Goodwill	102,875	97,792
Deferred tax assets	567	1,728
Other assets	3,772	4,255
Total assets	$375,101	$346,888
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$61,454	$58,693
Accrued expenses and other current liabilities	30,575	28,261
Current portion of operating lease liabilities	5,071	5,185
Deferred revenue	5,093	4,788
Payables to sellers	59,432	58,226
Total current liabilities	161,625	155,153
Operating lease liabilities	8,723	9,060
Other long-term liabilities	1,511	115
Total liabilities	171,859	164,328
Commitments and contingencies (Note 15)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 37,317,175 shares issued and outstanding at September 30, 2025; 36,707,840 shares issued and outstanding at September 30, 2024	37	37
Additional paid-in capital	285,721	275,771
Treasury stock, at cost; 6,640,580 shares at September 30, 2025, and 6,015,496 shares at September 30, 2024	(110,002)	(93,854)
Accumulated other comprehensive loss	(10,640)	(9,427)
Retained earnings	38,126	10,033
Total stockholders’ equity	203,242	182,560
Total liabilities and stockholders’ equity	$375,101	$346,888

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Year Ended September 30,
	2025	2024	2023
Purchase revenues	$310,538	$209,800	$172,089
Consignment and other fee revenues	166,131	153,518	$142,373
Total revenue	476,669	363,318	314,462
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	267,854	178,152	142,322
Technology and operations	68,542	61,377	57,078
Sales and marketing	60,964	54,832	49,443
General and administrative	32,774	31,962	28,074
Depreciation and amortization	10,409	12,120	11,255
Other operating expenses, net	1,060	1,471	186
Total costs and expenses	441,603	339,914	288,358
Income from operations	35,066	23,404	26,105
Interest and other income, net	(4,375)	(3,854)	(2,912)
Income before provision for income taxes	39,441	27,260	29,016
Provision for income taxes	11,348	7,269	8,039
Net income	$28,093	$19,991	$20,978
Basic income per common share	$0.91	$0.66	$0.68
Diluted income per common share	$0.87	$0.63	$0.65
Basic weighted average shares outstanding	30,932,459	30,496,306	31,075,648
Diluted weighted average shares outstanding	32,411,075	31,634,192	32,074,561

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Dollars In Thousands)

	Year Ended September 30,
	2025	2024	2023
Net income	$28,093	$19,991	$20,978
Other comprehensive income (loss):
Defined benefit pension plan—unrecognized amounts	(922)	(485)	(1,411)
Foreign currency translation and other	(291)	1,516	1,238
Other comprehensive income (loss)	(1,213)	1,031	(173)
Comprehensive income	$26,880	$21,022	$20,805

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Stockholders' Equity

(Dollars In Thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Shares	Amount	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Loss)	Total
Balance at September 30, 2022	35,724,057	$36	$258,275	(3,813,199)	$(62,554)	$(10,285)	$(30,936)	$154,536
Net income	—	—	—	—	—	—	20,978	20,978
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	500,540	—	495	—	—	—	—	495
Taxes paid associated with net settlement of stock compensation awards	(82,252)	—	(1,261)	—	—	—	—	(1,261)
Common stock repurchases	—	—	—	(1,607,141)	(21,277)	—	—	(21,277)
Common stock surrendered in the exercise of stock options	—	—	200	(12,705)	(200)	—	—	—
Forfeiture of restricted stock awards	—	—	—	—	—	—	—	—
Stock compensation expense	0	—	8,235	—	—	—	—	8,235
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(1,411)	—	(1,411)
Foreign currency translation	—	—	—	—	—	1,238	1	1,239
Balance at September 30, 2023	36,142,345	$36	$265,945	(5,433,045)	$(84,031)	$(10,458)	$(9,958)	$161,533
Net income	—	—	—	—	—	—	19,991	19,991
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	684,745	1	597	—	—	—	—	598
Taxes paid associated with net settlement of stock compensation awards	(119,250)	—	(2,254)	—	—	—	—	(2,254)
Common stock repurchases	—	—	—	(564,887)	(9,426)	—	—	(9,426)
Common stock surrendered in the exercise of stock options	—	—	397	(17,564)	(397)	—	—	—
Stock compensation expense	—	—	11,087	—	—	—	—	11,087
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(485)	—	(485)
Foreign currency translation	—	—	—	—	—	1,516	—	1,516
Balance at September 30, 2024	36,707,840	$37	$275,771	(6,015,496)	$(93,854)	$(9,427)	$10,033	$182,560
Net income	—	—	—	—	—	—	28,093	28,093
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	788,108	—	211	—	—	—	—	211
Taxes paid associated with net settlement of stock compensation awards	(183,533)	—	(5,743)	—	—	—	—	(5,743)
Acquisition consideration paid in common stock (Note 3)	27,260	—	945	—	—	—	—	945
Common stock repurchases	—	—	—	(623,687)	(16,101)	—	—	(16,101)
Common stock surrendered in the exercise of stock options	—	—	47	(1,397)	(47)	—	—	—
Forfeiture of restricted stock awards	(22,500)	—	—	—	—	—	—	—
Stock compensation expense	—	—	14,490	—	—	—	—	14,490
Defined benefit pension plan—unrecognized amounts, net of taxes	—	—	—	—	—	(922)	—	(922)
Foreign currency translation and other	—	—	—	—	—	(291)	—	(291)
Balance at September 30, 2025	37,317,175	$37	$285,721	(6,640,580)	$(110,002)	$(10,640)	$38,126	$203,242

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Year Ended September 30,
	2025	2024	2023
Operating activities
Net income	$28,093	$19,991	$20,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,409	12,120	11,255
Stock compensation expense	14,490	11,087	8,191
Inventory adjustment to net realizable value	539	163	1,048
Provision for doubtful accounts	356	839	1,390
Deferred tax expense	2,396	5,323	6,578
Impairment of long-lived and other non-current assets	459	—	—
(Gain) loss on disposal of property and equipment	36	(14)	(36)
Changes in operating assets and liabilities:
Accounts receivable	233	(4,269)	2,725
Inventory	5,241	4,949	(479)
Prepaid taxes and tax refund receivable	(239)	264	(152)
Prepaid expenses and other assets	1,452	(3,036)	(1,166)
Operating lease assets and liabilities	(345)	1,447	(228)
Accounts payable	(68)	8,374	(2,889)
Accrued expenses and other current liabilities	2,519	4,212	277
Deferred revenue	(204)	87	262
Payables to sellers	1,337	8,684	(581)
Other liabilities	54	—	(157)
Net cash provided by operating activities	66,758	70,221	47,016
Investing activities
Purchases of property and equipment, including capitalized software	(7,800)	(8,907)	(5,386)
Purchase of short-term investments	(19,020)	(2,264)	(8,037)
Maturities of short-term investments	10,142	8,161	1,923
Cash paid for business acquisition, net of cash acquired	(6,496)	(13,157)	—
Other investing activities, net	190	54	68
Net cash used in investing activities	(22,984)	(16,113)	(11,432)
Financing activities
Payments of the principal portion of finance lease liabilities	(102)	(89)	(101)
Proceeds from exercise of common stock options, net of tax	212	598	496
Taxes paid associated with net settlement of stock compensation awards	(5,743)	(2,254)	(1,262)
Common stock repurchases	(16,180)	(9,426)	(21,198)
Net cash used in financing activities	(21,813)	(11,171)	(22,065)
Effect of exchange rate differences on cash and cash equivalents	(580)	8	640
Net increase (decrease) in cash and cash equivalents	21,381	42,945	14,159
Cash and cash equivalents at beginning of year	153,226	110,281	96,122
Cash and cash equivalents at end of year	$174,607	$153,226	$110,281
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$9,201	$1,710	$1,590
Non-cash: Common stock surrendered in the exercise of stock options	$47	$397	$200
Non-cash: Acquisition consideration paid in common stock	$945	$—	$—

See accompanying notes to the consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Organization

Liquidity Services, Inc. (Liquidity Services, the Company) is the leading global provider of e-commerce marketplaces and software solutions powering the circular economy. We create a better future for organizations, individuals, and the planet by using technology to capture and unleash the intrinsic value of surplus. We connect millions of buyers and thousands of sellers through our leading e-commerce auction marketplaces, search engines, asset management and auction software, and related services. Our comprehensive solutions enable the transparent, efficient, sustainable recovery of value from excess items owned by business and government sellers.

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

Incorporated in Delaware as Liquidation.com in November 1999, Liquidity Services has over 25 years of industry experience.

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
•
CAG. The CAG reportable segment enables commercial businesses to sell surplus assets on our AllSurplus and GovDeals marketplace, specializing in asset categories such as heavy equipment, industrial manufacturing, oil and gas, biopharma, fast-moving consumer goods and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG clients benefit from its global base of buyers and sellers, enabling the sale and redeployment of assets wherever they generate the best value and highest use across the world.
•
Machinio & Software Solutions. The Machinio operating segment operates the Machinio marketplace, a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors, and the Machinio System platform that provides equipment sellers with a suite of software tools including website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business. The Software Solutions operating segment separately serves as the Company's private-label auction and software-as-a-service (SaaS) arm, offering scalable auction platform services to entrepreneurs and businesses.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest-bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Changes in allowances, which are included in Sales and marketing within the Consolidated Statements of Operations, are based on management’s judgment, which considers historical bad debt experience, a specific review of all significant outstanding invoices, customer-specific information and relevant conditions, and an assessment of general economic conditions. As of September 30, 2025, the Company's allowance for doubtful accounts was $0.8 million.

Inventory

Inventory consists of property obtained for resale, generally through the online auction process, and is stated at the lower of cost or net realizable value in the line-item Inventory, net on the Consolidated Balance Sheets. Cost is generally determined using the specific identification method. Costs associated with our warehouse operations are expensed as incurred and included within Technology and operations expenses in the Consolidated Statements of Operations. Charges for unsellable inventory, as well as for inventory written down to net realizable value, are included in Cost of goods sold in the period in which they have been determined to occur. As of September 30, 2025 and 2024, the Company's Inventory, net on its Consolidated Balance Sheet is stated at net realizable value.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Net Investment Hedges

The Company may designate certain derivative instruments (e.g., foreign‑currency forwards or cross‑currency swaps) as hedges of the foreign‑currency exposure of its net investments in foreign operations in accordance with ASC 815 and ASC 830. At hedge inception, management prepares contemporaneous documentation that identifies the hedged net investment, the hedging instrument, the risk being hedged, and the method used to assess hedge effectiveness. The Company applies the spot method to assess effectiveness and expects relationships to be highly effective when the derivative’s currency pair and notional amount match the portion of the net investment designated as hedged; changes in fair value attributable to spot‑rate movements are recorded in accumulated other comprehensive income (loss) within the cumulative translation adjustment (CTA) to the extent the hedge is effective.

Under the Company’s policy, forward points (the excluded component) are recognized in current‑period earnings on a rational, systematic straight‑line basis over the hedge term; any difference between the change in fair value of the excluded component and the straight‑line recognition is recorded in CTA. The Company monitors hedge ratios each reporting period and will rebalance or prospectively dedesignate a portion of a hedge if the notional of the hedged net investment decreases below the derivative notional; amounts previously recognized in CTA are not reclassified to earnings solely due to such dedesignations. As of September 30, 2025, the Company had one outstanding net investment hedge applied to its Canadian subsidiary, however, such hedge was not material to its consolidated financial statements.

Deferred Revenue

Deferred revenue is primarily derived from subscriptions from our Machinio & Software Solutions segment that range primarily from one to twenty-four months. Subscription fees are recognized ratably over the term of the agreements.

Revenue Recognition

In the Consolidated Statements of Operations, revenue from the resale of inventory that the Company purchases from sellers is recognized within Purchase revenues. Revenue from the sale of inventory that the Company sells on a consignment basis, and other non-consignment fee revenue, which includes subscription services from our Machinio & Software Solutions segment, is recognized within Consignment and other fee revenues.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

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

For the Company's Machinio & Software Solutions segment, the performance obligation has been identified as the stand ready obligation to provide access to subscription services offered by our Machinio and Software Solutions businesses, which are satisfied over time and recognized as other fee revenues in the line-item Consignment and other fee revenues on the Consolidated Statements of Operations. As of September 30, 2025, the Machinio & Software Solutions segment had a remaining performance obligation of $5.1 million; the Company expects to recognize the substantial majority of that amount as Fee Revenue over the next 12 months.

Cost of Goods Sold

Cost of goods sold includes direct and incremental costs of purchasing inventory, transporting property for auction, shipping and handling costs, and credit card and other transaction fees. For transactions where the Company resells inventory that was purchased

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

from sellers, the cost of goods sold includes the cost of that inventory, generally using specific identification. There are no inventory costs associated with consignment sales.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.3 million and $1.5 million as of September 30, 2025 and 2024, respectively, and is included in the line-item Prepaid expenses and other current assets on the Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with our Machinio and Software Solutions subscription services. The contract liability balance was $5.1 million and $4.8 million as of September 30, 2025 and 2024, respectively, and is included in the line-item Deferred revenue on the Consolidated Balance Sheet. Of the September 30, 2024 contract liability balance, $4.7 million was earned as Fee Revenue during the year ended September 30, 2025.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio and Software Solutions businesses. Contract costs are amortized on a straight-line basis over the expected life of the customer contract. The contract cost balance was $2.3 million and $2.3 million as of September 30, 2025 and 2024, respectively, and is included in the line-item Prepaid expenses and other current assets and Other assets on the Consolidated Balance Sheets. Amortization expense was $1.6 million and $1.6 million during the year ended September 30, 2025 and 2024, respectively.

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

Advertising Costs

Advertising expenditures are expensed as incurred. Advertising costs charged to expense were $3.9 million, $5.2 million, and $4.5 million for the years ended September 30, 2025, 2024, and 2023, respectively.

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

Accumulated Other Comprehensive Loss

The following table shows the changes in accumulated other comprehensive loss, net of taxes (in thousands):

	Foreign Currency Translation Adjustments and Other	Net Change Pension and Other Postretirement Benefit Plans	Accumulated Other Comprehensive (Loss) Income
Balance at September 30, 2022	$(10,594)	$309	$(10,285)
Current-period other comprehensive income (loss)	1,238	(1,411)	(173)
Balance at September 30, 2023	(9,356)	(1,102)	(10,458)
Current-period other comprehensive (loss)	1,516	(485)	1,031
Balance at September 30, 2024	(7,840)	(1,587)	(9,427)
Current-period other comprehensive (loss)	(291)	(922)	(1,213)
Balance at September 30, 2025	$(8,131)	$(2,509)	$(10,640)

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash in banks within non-interest bearing, interest-bearing, and earnings allowance checking accounts, as well as cash equivalent money market funds, all of which exceed the applicable U.S. federal (FDIC and/or SIPC), local jurisdiction (foreign banking institutions) insurance limits, and Accounts receivable.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $10.1 million and $12.2 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Consolidated Inventory balances as of September 30, 2025 and 2024, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for its RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It will require organizations to provide enhanced disclosures primarily regarding significant segment expenses. The Company adopted the new standard effective herein with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In accordance with the ASU, we have disclosed on a retrospective basis the significant expense, by segment, in deriving our segment profit (loss) measure; see Note 16 - Segment Information for further information.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for internal-use software, removing for all references to software development stages and instead, requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. This guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ended September 30, 2029. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions

Auction Software

On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider offering scalable auction platform services to entrepreneurs and businesses, for $6.5 million in cash paid and $0.9 million in stock issuance at closing, for a total preliminary purchase price of $7.4 million. As of September 30, 2025, the Company's purchase price allocation related to this acquisition is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment of $0.3 million for the acquired intangible assets’ fair value with a corresponding increase to goodwill. In connection with its acquisition of Auction Software, the Company preliminarily allocated the fair value to acquired intangible assets totaling $2.6 million, and goodwill of $5.1 million. The total goodwill arising from the acquisition is included in the Software Solutions operating segment and is deductible for tax purposes.

Auction Software's financial results are reported within the Software Solutions operating segment. Revenue, net income (loss), and pro forma information related to the Auction Software acquisition was immaterial to the consolidated financial statements and its related notes for the twelve months ended September 30, 2025.

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

Sierra's financial results are reported within the GovDeals reportable segment. Revenue, net income (loss), and pro forma information related to the Sierra acquisition was immaterial to the consolidated financial statements and its related notes for the twelve months ended September 30, 2025 and 2024.

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

The computation of basic and diluted net income per share is as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
	2025	2024	2023
Numerator:
Net income	$28,093	$19,991	$20,978
Denominator:
Basic weighted average shares outstanding	30,932,459	30,496,306	31,075,648
Dilutive impact of stock options, RSUs and RSAs	1,478,616	1,137,886	998,913
Diluted weighted average shares outstanding	32,411,075	31,634,192	32,074,561
Basic income per common share	$0.91	$0.66	$0.68
Diluted income per common share	$0.87	$0.63	$0.65
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	401,418	1,286,030	1,808,606

5. Property and Equipment

Property and equipment, including equipment under capital lease obligations, consists of the following:

	September 30,
	2025	2024
	(in thousands)
Computers and purchased software	$2,504	$2,351
Developed software for internal-use	37,169	30,341
Equipment	9,383	10,177
Leasehold improvements	4,470	4,182
Building	2,213	2,203
Furniture and fixtures	515	391
Vehicles	1,687	1,536
Land	753	754
Construction in progress	2,441	3,030
Total property and equipment	61,135	54,965
Less: Accumulated depreciation and amortization	(42,876)	(37,004)
Total property and equipment, net	$18,259	$17,961

Depreciation and amortization expense related to property and equipment for the years ended September 30, 2025, 2024, and 2023, was $7.1 million, $8.1 million, and $7.4 million, respectively. Included in those amounts is amortization of internally developed software for internal use of $4.8 million, $6.0 million, and $5.6 million, respectively.

The Company did not record impairment charges on material property and equipment during the years ended September 30, 2025, 2024, and 2023.

6. Leases

The Company has operating leases for its corporate offices, warehouses, vehicles and equipment.

The operating leases have remaining terms of up to 5.3 years. Some of the leases have options to extend or terminate the leases. The exercise of such options is generally at the Company’s discretion. The lease agreements do not contain any significant residual value guarantees or restrictive covenants. The Company also subleases excess office and warehouse space, when applicable. The Company's finance leases and related balances are not significant.

The components of lease expense are:

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	September 30,
	2025	2024
Finance lease – lease asset amortization	$69	$70
Finance lease – interest on lease liabilities	20	11
Operating lease cost	5,928	5,457
Operating lease impairment expense (1)	459	—
Short-term lease cost	460	318
Variable lease cost (2)	1,319	1,458
Sublease income	(84)	(19)
Total net lease cost	$8,171	$7,295

(1) During the twelve months ended September 30, 2025, the Company exited from a RSCG warehouse in an effort to consolidate its warehouse operations and incurred $0.5 million of impairment expense.

(2) Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	September 30, 2025
	Operating Leases	Finance Leases
2026	$5,676	$123
2027	3,369	73
2028	2,990	51
2029	2,163	47
2030	930	50
Thereafter	79	30
Total lease payments (1)	15,207	374
Less: imputed interest (2)	$(1,412)	$(44)
Total lease liabilities	$13,795	$330

(1) The weighted average remaining lease term is 3.4 years for operating leases and 4.2 years for finance leases as of September 30, 2025, and 3.3 years for operating leases and 2.4 years for finance leases as of September 30, 2024.

(2) The weighted average discount rate is 5.9% for operating leases and 5.8% for finance leases as of September 30, 2025, and 6.1% for operating leases and 5.6% for finance leases as of September 30, 2024.

Supplemental disclosures of cash flow information related to leases are:

	Years Ended September 30,
	2025	2024
Cash paid for amounts included in operating lease liabilities	$5,581	$4,667
Cash paid for amounts included in finance lease liabilities	$102	$100
Non-cash: lease liabilities arising from new operating lease assets obtained	$2,209	$5,695
Non-cash: lease liabilities arising from new finance lease assets obtained	$240	$57
Non-cash: adjustments to lease assets and liabilities(1)	$2,944	$395

(1) These include adjustments due to lease modifications, renewals, and other related adjustments.

The increase in adjustments to lease assets and liabilities during the year ended September 30, 2025, is due to execution of renewal of an existing warehouse lease in Brampton, Ontario (Canada) associated with our RSCG reportable segment. The increase in lease liabilities arising from new operating lease assets obtained during the year ended September 30, 2025, was primarily driven by our new Retail Rush store in Columbus, Ohio, and auction staging lot in Montclair, California for our GovDeals reportable segment.

Lease liabilities increased during the year ended September 30, 2024, due to the commencement of a lease for new warehouse space in Brownsburg, Indiana during the period, as well as new leases relating to the Sierra acquisitions; see Note 3 - Acquisitions for further information.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

7. Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

Goodwill (in thousands)	GovDeals	CAG	Machinio & Software Solutions	Total
Balance at September 30, 2022	$53,814	$20,538	$14,558	$88,910
Translation adjustments	—	478	—	478
Balance at September 30, 2023	$53,814	$21,016	$14,558	$89,388
Sierra acquisition (see Note 3)	7,869	—	—	7,869
Translation adjustments	—	535	—	535
Balance at September 30, 2024	$61,683	$21,551	$14,558	$97,792
Translation adjustments	—	17	—	17
Auction Software acquisition (see Note 3)	—	—	5,066	5,066
Balance at September 30, 2025	$61,683	$21,568	$19,624	$102,875

The increase in the goodwill balance of approximately $5.1 million at the Software Solutions business during the twelve months ended September 30, 2025, is due to the Auction Software acquisition; see Note 3 - Acquisitions for further information.

The increase in the goodwill balance of approximately $7.9 million at the GovDeals reportable segment and reporting unit during the year ended September 30, 2024, is due to the Sierra acquisition; see Note 3 - Acquisitions for further information.

Our RSCG reportable segment did not maintain a goodwill balance during any of the fiscal year ends presented above. Accumulated goodwill impairment losses as of September 30, 2025 and 2024 were $168.6 million.

Impairment Analysis

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. As of July 1, 2025, the Company performed its annual impairment test on a qualitative basis and concluded that it was more likely than not that the fair value of each reporting unit exceeded their carrying amounts. The Company did not record impairment charges on goodwill during the years ended September 30, 2025, 2024, and 2023.

The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended September 30, 2025.

8. Intangible Assets

Intangible assets consist of the following:

			September 30, 2025			September 30, 2024
(in thousands)	Useful Life (in years)	Weighted average useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	7	$23,600	$(11,518)	$12,082	$22,100	$(8,805)	$13,295
Technology	3 - 5	4	5,800	(5,020)	780	4,900	(4,839)	61
Trade names	3 - 7	5	2,412	(2,100)	312	2,200	(1,803)	397
Other intangibles	10	10	949	(784)	165	897	(738)	159
Total intangible assets, net			$32,761	$(19,421)	$13,340	$30,097	$(16,185)	$13,912

The gross carrying amount of total intangible assets increased by $2.7 million during the twelve months ended September 30, 2025, due to the Auction Software acquisition; see Note 3 - Acquisitions for further information.

Future expected amortization of intangible assets at September 30, 2025, is as follows:

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Year Ending September 30,	Amortization
(in thousands)
2026	$3,131
2027	3,048
2028	3,012
2029	3,007
2030	665
Thereafter	477
Total	$13,340

Amortization expense related to intangible assets for the years ended September 30, 2025, 2024, and 2023 was $3.2 million, $4.0 million, and $3.8 million, respectively. The decrease in intangible amortization expense during the year ended September 30, 2025, was due to the completion of previously acquired intangible assets in the normal course.

The Company did not record impairment charges on any intangible assets during the years ended September 30, 2025, 2024, and 2023. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the year ended September 30, 2025.

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

For the years ended September 30, 2025, 2024, and 2023, the Company recorded expenses of $1.6 million, $1.5 million, and $1.4 million, respectively, related to its contributions to the Plan.

10. Income Taxes

The components of the provision for income taxes of continuing operations are as follows:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Current tax provision (benefit):
U.S. Federal	$7,411	$710	$—
State	1,559	1,105	1,179
Foreign	(18)	131	282
	8,952	1,946	1,461
Deferred tax provision (benefit):
U.S. Federal	633	3,811	5,251
State	1,721	1,468	1,280
Foreign	42	44	47
	2,396	5,323	6,578
Total provision (benefit)	$11,348	$7,269	$8,039

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Deferred taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

	September 30,
	2025	2024
	(in thousands)
Deferred tax assets:
Net operating losses—Foreign	$17,444	$17,605
Net operating losses—U.S.	2,770	5,974
Accrued vacation and bonus	920	862
Inventory capitalization	271	543
Inventory reserves	22	1
Allowance for doubtful accounts	168	422
Stock compensation expense	4,968	4,354
Operating lease liabilities	2,059	3,488
Other	195	488
Total deferred tax assets before valuation allowance	28,817	33,737
Less: valuation allowance	(17,050)	(17,193)
Net deferred tax assets	11,767	16,544
Deferred tax liabilities:
Amortization of intangibles	1,163	1,835
Amortization of goodwill	8,597	8,203
Depreciation	737	1,050
Capitalized costs	—	141
Operating/right of use assets	1,543	2,933
Pension liability	394	654
Total deferred tax liabilities	$12,434	$14,816
Net deferred taxes	$(667)	$1,728

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The reconciliation of the U.S. federal statutory rate to the effective rate for continuing operations is as follows:

	Year Ended September 30,
	2025	2024	2023
U.S. statutory rate	21.0%	21.0%	21.0%
Stock-based stock compensation expense	(5.2)%	(3.2)%	(1.3)%
Nondeductible compensation expense	4.1%	1.2%	0.5%
Other permanent items	0.3%	0.4%	0.1%
State taxes	7.5%	7.9%	7.8%
Net foreign rate differential	(0.1)%	0.2%	0.0%
Unrecognized tax benefits	0.0%	0.0%	(0.5)%
Change in valuation allowance	0.2%	4.3%	1.4%
Write-down of deferred tax assets on share-based stock compensation	0.4%	0.9%	0.2%
Write-down of deferred tax assets on net operating loss	0.2%	(4.1)%	(0.8)%
Other	0.4%	(1.9)%	(0.7)%
Effective rate	28.8%	26.7%	27.7%

As of September 30, 2025 and 2024, the Company had federal and state deferred tax (liabilities) and assets of $(1.2) million and $1.4 million, respectively, related to available federal and state net operating loss (NOL) carryforwards, foreign tax credit carryforwards, and other U.S. temporary differences. The federal NOL carryforward from fiscal year 2024 is fully utilized as of September 30, 2025. The state NOL carryforwards expire beginning in 2026. The Company's ability to use these various carryforwards to offset any taxable income generated in future taxable periods may be limited under Section 382 and state tax provisions. The foreign tax credit carryforwards expire beginning in 2031. At September 30, 2025 and 2024, the Company had deferred tax assets related to available foreign NOL carryforwards of $17.4 million and $17.6 million, respectively. All but $0.3 million of our foreign NOLs maintain an indefinite carry forward life. The NOLs with limited carryforward periods will expire beginning in 2027.

The Company evaluates the recoverability of its deferred tax assets on a jurisdictional basis by considering whether deferred tax assets will be realized on a more likely than not basis. To the extent a portion or all of the applicable deferred tax assets do not meet the more likely than not threshold, a valuation allowance is recorded. Consideration was given to the tax planning strategies and, when applicable, future taxable income as to how much of the relevant deferred tax asset could be realized on a more likely than not basis. The Company has recorded a valuation allowance of $17.1 million and $17.2 million against its gross deferred tax asset balance at September 30, 2025 and 2024, respectively. At each reporting date, the Company considers new evidence, both positive and negative, that could affect its view of the future realization of deferred tax assets. As of September 30, 2025, the Company determined that there was sufficient positive evidence to conclude that it is more likely than not that all of its U.S. deferred tax assets are realizable.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On July 4th, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The OBBBA allows 100% bonus depreciation for property acquired and placed in service on or after January 19, 2025 and permits companies to expense, rather than amortize over a five-year period, domestic research and development costs paid or incurred in tax years beginning after December 31. 2024. This rule is effective for the Company beginning with its tax return for the fiscal year ending September 30, 2026. We have evaluated the effects of the legislation on our effective tax rate and cash tax position and the impact to our financial statements is not material.

On January 1, 2024, the Company acquired all the issued and outstanding equity securities associated with Sierra Auction Management, Inc. (Sierra) for $13.7 million paid in cash. The purchase of the equity securities of Sierra was treated as at purchase of assets of Sierra for tax purposes. The total goodwill arising from the acquisition is deductible for tax purposes.

On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider offering scalable auction platform services to entrepreneurs and businesses, for $6.5 million in cash paid and $0.9 million in stock issuance at closing, for a total preliminary purchase price of $7.4 million. The total goodwill arising from the acquisition is deductible for tax purposes.

The Company has not recorded a provision for deferred U.S. tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of such undistributed foreign earnings was $9.1 million as of September 30, 2025. As of September 30, 2025 and 2024, $22.5 million and $25.7 million, respectively, of cash and cash equivalents was held overseas and not available to fund domestic operations without incurring taxes upon repatriation.

The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended September 30,
	2025	2024	2023
Beginning balance at October 1	—	—	$143
Additions based on positions related to the current year	—	—	—
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	—	(143)
Settlements	—	—	—
Balance at September 30	—	—	—

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740 states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits. During 2025, the Company did not identify any new uncertain tax positions.

The Company recognizes interest and penalties in the period in which they occur in the income tax provision. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the U.K. In July 2024, the state of California opened an income tax examination for tax years 2020 and 2021. The examination was closed in January, 2025, with no material adjustments. The Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to fiscal year 2022 is now closed; however, certain tax attribute carryforwards that were generated prior to fiscal year 2022 may be adjusted upon examination by tax authorities if they are utilized.

11. Debt

On February 10, 2022, the Company entered into a revolving credit facility with Wells Fargo Bank, National Association (as amended, the Credit Agreement). Terms of the Credit Agreement provide for revolving loans (the Line of Credit) up to a maximum aggregate borrowing amount of $25.0 million with a $10.0 million sublimit for standby letters of credit.

On March 31, 2023, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2025 (the First Amendment).

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

On March 27, 2024, the Credit Agreement was amended to extend the maturity date by an additional 12 months to March 31, 2026 (the Second Amendment). No other changes, including regarding the borrowing terms or capacities, were made to the Credit Agreement as a result of the First Amendment or the Second Amendment.

On May 7, 2025, the Company entered into a Third Amendment to the Credit Agreement (the Third Amendment) that extended the maturity date of the Credit Agreement to March 31, 2027, increased the maximum aggregate borrowing amount from $25.0 million to $35.0 million, and increased the sublimit for standby letters of credit from $10.0 million to $35.0 million.

The applicable interest rate on any draws under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. The Company pays an Unused Commitment Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 0.05% per annum on the daily amount of the available, but unused, balance on the Credit Agreement. The Company also pays a Line of Credit Fee (as defined in the Credit Agreement), on a quarterly basis, equal to 1.25% on the daily amount available to be drawn for standby letters of credit. Interest incurred on any draws under the Credit Agreement, as well as the Unused Commitment Fee and Line of Credit Fee, are included within Interest and other income, net in the Consolidated Statements of Operations.

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company.

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of September 30, 2025, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the year ended September 30, 2025, the Company did not make any draws under the Credit Agreement and issued $9.0 million of standby letters of credit.

During the fiscal year ended September 30, 2025, the Company did not make any draws under the Credit Agreement, had no outstanding borrowings under the Credit Agreement and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Credit Agreement and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Credit Agreement as of September 30, 2025.

During the year ended September 30, 2025, interest expense incurred by the Company under the Credit Agreement was immaterial to the consolidated financial statements.

12. Equity Transactions

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan (as amended, the LTIP) and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. As of September 30, 2025, the Company has reserved a total of 22,800,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under the LTIP. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of September 30, 2025, 1,325,740 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

	Year Ended September 30,
	2025	2024	2023
Equity-classified awards:
Stock options	$2,445	$2,329	$2,002
RSUs & RSAs	12,045	8,758	6,233
Total Equity-classified award	14,490	11,087	8,235
Liability-classified awards:
SARs	—	—	(44)
Total stock compensation expense:	$14,490	$11,087	$8,191

The Company had no liabilities for liability-classified stock compensation awards as of September 30, 2025 and 2024, respectively.

The table below presents the components of share-based compensation expense by line item within our Consolidated Statements of Operations (in thousands):

	Year Ended September 30,
	2025	2024	2023
Stock Compensation Expense by Line Item
Technology and operations	$2,292	$1,698	$1,226
Sales and marketing	4,646	2,989	2,363
General and administrative	7,552	6,400	4,602
Total stock compensation expense:	$14,490	$11,087	$8,191

Share-Based Award Activity

Stock Options

The table below presents stock option activity (aggregate intrinsic value in thousands):

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding as of September 30, 2024	2,188,418	$12.25	5.22	$23,269
Granted	250,000	$22.55		$—
Exercised	(235,897)	$14.43		$4,062
Forfeited	(30,596)	$17.25		$(180)
Expired	—	$—		$—
Outstanding as of September 30, 2025	2,171,925	$13.13	4.87	$31,061
Vested and expected to vest as of September 30, 2025	2,171,925	$13.13	4.87	$31,061
Exercisable as of September 30, 2025	1,539,713	$10.44	3.69	$26,154

Of the 632,274 stock options not yet exercisable as of September 30, 2025, 262,627 can become exercisable by satisfying service conditions only, and 369,647 can become exercisable by satisfying service and performance or market conditions.

Stock options containing only service conditions generally vest over periods of one to four years and expire five to ten years from the date of grant. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2025, there was $2.1 million of unrecognized compensation cost related to stock options containing only service conditions, which is expected to be recognized over a weighted-average period of 2.3 years.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the years ended September 30, 2025, 2024, and 2023 were as follows:

Year Ended September 30,
	2025	2024	2023
Dividend yield	—	—	—
Expected volatility	56.1% - 58.0%	59.1% - 60.8%	56.9% - 62.2%
Risk-free interest rate	4.1% - 4.1%	3.8% - 3.9%	3.4% - 3.9%
Expected term	4.4- 5 years	4.5- 5 years	4.5- 7.6 years

The weighted-average grant date fair value of options granted during the year-ended September 30, 2025, 2024, and 2023 was $11.14, $8.96, and $7.49, respectively. The total intrinsic value of options exercised during 2025, 2024, and 2023 was $4.1 million, $6.6 million, and $3.0 million, respectively. Stock options containing performance conditions are discussed separately in the section below.

RSUs & RSAs

The table below presents RSU & RSA activity (aggregate fair value in thousands):

	RSU & RSA	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Term (years)	Aggregate Fair Value
Outstanding as of September 30, 2024	1,775,627	$18.38	2.24	$40,484
Granted	658,464	$24.16		$15,907
Vested	(652,678)	$18.07		$20,234
Forfeited	(104,242)	$19.40		$2,405
Outstanding as of September 30, 2025	1,677,171	$20.70	2.08	$46,005
Expected to vest as of September 30, 2025	1,676,541	$20.70	2.08	$45,988

Of the outstanding RSUs & RSAs as of September 30, 2025, 845,755 can vest by satisfying service conditions only, and 831,416 can vest by satisfying service and performance or market conditions.

RSUs containing only service conditions vest ratably each year over periods of one to four years. Stock compensation cost is expensed ratably over the entire service period. As of September 30, 2025, there was $12.1 million of unrecognized compensation cost related to RSUs containing only service conditions, which is expected to be recognized over a weighted-average period of 2.5 years. RSUs and RSAs containing performance conditions and market conditions are discussed separately in the section below.

SARs

The Company made cash payments of $0 million, $0 million and $0.2 million to settle SARs exercised during the years ended September 30, 2025, 2024, and 2023, respectively. As of September 30, 2025, there were no SARs outstanding. No new SARs were awarded during the year ended September 30, 2025.

Stock Awards Containing Performance and Market Conditions

Stock awards containing performance conditions vest upon the achievement of specified financial targets of the Company or its business units. Vesting is generally measured on the first day of each fiscal quarter over the four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing twelve months performance of the Company or its business units. When it is probable that the performance targets will be achieved, stock compensation expense is recognized ratably over the derived service period. If the Company determines that achievement of the performance targets is no longer probable, the Company no longer records expense and reverses all previously recognized expense. As of September 30, 2025, there was $3.7 million of unrecognized compensation costs related to stock options and RSUs & RSAs, containing performance conditions that are considered probable of being met, which is expected to be recognized over a weighted-average period of approximately 1 year.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Stock awards containing market conditions vest upon the achievement of specified increases in the Company’s share price. Vesting is measured the first day of each fiscal quarter over the four-year terms of the award, starting with the first fiscal quarter after the first anniversary of the grant date, based upon the trailing 20-days average of the Company’s share price. Stock compensation cost is expensed on a straight-line basis over the derived service period for each stock price target within the award. The Company accelerates expense when a stock price target is achieved prior to the derived service period. For equity-classified awards, the Company does not reverse expense recognized if the stock price target(s) are not ultimately achieved, but expense is reversed when such situations occur for liability classified awards. As of September 30, 2025, there was $0.1 million of unrecognized compensation costs related to stock options and RSUs containing market conditions, which is expected to be recognized over a weighted-average period of three months. There were no awards containing market conditions for which to determine their fair value during the year ended September 30, 2025.

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

The Company repurchased 623,687 shares for $16.1 million during the year ended September 30, 2025. As of September 30, 2025, the Company had $1.5 million of remaining authorization to repurchase shares through December 31, 2026.

On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to $15.0 million of the Company's outstanding shares of common stock through December 31, 2027.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due.

During the years ended September 30, 2025, 2024, and 2023, participants surrendered 1,397, 17,564, and 12,705 shares of common stock in the exercise of stock options, respectively. Any shares surrendered to the Company in this manner are not available for future grant.

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Level 2	Inputs other than Level 1 inputs that are either directly or indirectly observable; and
Level 3	Unobservable inputs developed using estimates and assumptions developed by the Company, which reflect those that a market participant would use.

Cash and cash equivalents. The Company had $79.3 million and $67.2 million of money market funds considered cash equivalents as of September 30, 2025 and 2024, respectively. These assets were measured at fair value as of September 30, 2025, and 2024, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Short-term investments. The Company had $11.2 million and $2.3 million of guaranteed investment certificates considered investments as of September 30, 2025 and 2024, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of September 30, 2025, and 2024, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Other Current Assets and Liabilities. The Company had a short-term foreign exchange derivative instrument that had an immaterial fair value as of September 30, 2025, using Level 2 in the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash, accounts receivable, accounts payable, and payables to sellers. The Company believes the carrying values of these instruments approximate fair value.

As of September 30, 2025, 2024, and 2023, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Consolidated Statements of Operations, and for the years ended September 30, 2025, 2024, and 2023, included the following components:

	Year Ended September 30,
	2025	2024	2023
	(in thousands)
Interest cost	$761	$796	$794
Expected return on plan assets	(589)	(600)	(876)
Amortization of prior service cost	28	27	26
Total net periodic pension cost (benefit)	$200	$223	$(56)

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table provides a reconciliation of benefit obligations, plan assets, and funded status related to the Company's qualified defined benefit pension plan for the years ended September 30, 2025 and 2024:

	Year Ended September 30,
	2025	2024
	(in thousands)
Change in benefit obligation
Beginning balance	$16,027	$13,847
Interest cost	761	796
Benefits paid	(1,063)	(1,003)
Actuarial gain	(1,464)	993
Foreign currency exchange rate changes	64	1,394
Ending balance	$14,325	$16,027

	Year Ended September 30,
	2025	2024
	(in thousands)
Change in plan assets
Beginning balance at fair value	$18,382	$16,332
Actual return on plan assets	(1,793)	1,131
Benefits paid	(1,063)	(1,003)
Employer's contributions	322	321
Foreign currency exchange rate changes	54	1,601
Ending balance at fair value	$15,902	$18,382
Overfunded status of the Scheme	$1,577	$2,355

The pension asset of $1.6 million is recorded in Other long-term assets in the Consolidated Balance Sheets. Because the Scheme is closed to new participants, the accumulated benefit obligation is equal to the projected benefit obligation, which was $14.3 million and $16.0 million at September 30, 2025 and 2024, respectively.

The amounts recognized in Other comprehensive income (loss) related to the Company's qualified defined benefit pension plan, net of taxes, and the related foreign currency translation adjustments, for the years ended September 30, 2025 and 2024, is shown in the following table:

	Year Ended September 30,
	2025	2024
	(in thousands)
Accumulated other comprehensive (loss) income at beginning of year	$(1,662)	$(1,094)
Net actuarial loss	(312)	(339)
Foreign currency translation adjustments	(596)	(230)
Accumulated other comprehensive (loss) at end of year	$(2,570)	$(1,662)

The plan complies with the funding provisions of the U.K. Pensions Act 2004 and the Occupational Pension Schemes Regulations Act 2005. The Company does not plan to make contributions to the plan in the near future.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

Actuarial Assumptions

The actuarial assumptions used to determine the benefit obligations at September 30, 2025 and 2024, and to determine the net periodic (benefit) cost for the year were as follows:

	September 30, 2025	September 30, 2024
Discount rate to determine net periodic (benefit) cost	5.00%	5.70%
Expected return on plan assets	3.59%	4.82%
Discount rate to determine benefit obligations	5.80%	5.00%
Rate of increases to deferred CPI linked benefits	2.70%	2.90%
Rate of increases to deferred RPI linked benefits	3.20%	3.40%

Mortality—100% for males and 99% for females of S3PMA mortality tables, projected in line with the 2023 Continuous Mortality Investigation projection model and a 1.3% per annum long-term rate of improvement.

Estimated Future Benefit Payments

The Company's pension plan expects to make the following benefit payments to participants over the next 10 years:

Pension Benefits
(in thousands)
Year ending September 30,
2025	$946
2026	935
2027	902
2028	975
2029	1,091
2030 through 2034	5,241
Total	$10,090

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

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The assets are allocated among government bonds, corporate bonds, and diversified funds. The assets are not rebalanced, but the allocation is reviewed on a periodic basis to ensure that the investments are appropriate to the Scheme's circumstances. The Trustees review the investment policy on an ongoing basis, to determine whether a change in the policy or asset allocation targets is necessary. The basis of the Trustees’ strategy is to divide the Scheme’s assets between a “growth” portfolio, comprising assets such as multi-asset / diversified growth funds, and a “stabilizing” portfolio, comprising assets such as government bonds (both fixed and inflation-linked) and corporate bonds. The Trustees recognize the benefits of diversification across asset classes, as well as within them, in reducing the risk that results from investing in any one particular market. The Company has elected to use a bid value of Scheme assets to calculate the expected return on assets in the net periodic benefit cost. The assets consisted of the following as of September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Government bonds	58.4%	59.7%
Equity securities	0.0%	0.0%
Corporate bonds	29.0%	29.7%
Diversified fund	9.7%	10.0%
Cash	2.9%	0.6%
Total	100.0%	100.0%

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

Balance as of September 30, 2025	Level 1	Level 2	Level 3	Total
	(in thousands)
Government bonds	$—	$9,280	$—	$9,280
Corporate bonds	—	4,611	—	4,611
Diversified fund	—	1,542	—	1,542
Cash	469	—	—	469
Total	$469	$15,433	$—	$15,902

Balance as of September 30, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Equity securities	$—	$10,977	$—	$10,977
Corporate bonds	—	5,453	—	5,453
Diversified fund	—	1,830	—	1,830
Cash	122	—	—	122
Total	$122	$18,260	$—	$18,382

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

In May 2021, the Company’s former Vice President, Human Resources filed a complaint against the Company in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of gender, race, and age. The Company’s employment practices liability insurance carrier, CNA, accepted tender of these claims. In December 2022, the District Court dismissed the plaintiff’s age discrimination claim but the court allowed the race and gender claims to go to trial. Trial on the race and gender claims began late October 2023. The jury was unable to reach a unanimous verdict on either claim, and accordingly, the judge declared a mistrial in November 2023. On August 1, 2024, plaintiff and the Company entered into a settlement agreement under which the Company agreed to pay the plaintiff $3.5 million in exchange for a full release and dismissal with prejudice of plaintiff’s claims. The Company entered into the Agreement as a negotiated compromise and settlement of litigation, and not in any way as an admission of liability or fault by the Company. CNA funded $3.0 million of the settlement pursuant to the terms of the Company’s insurance policy. As a result of the settlement agreement, the Company recorded a $0.5 million litigation settlement expense net of insurance recovery during the year ended September 30, 2024, which is included in General and administrative expenses on the Consolidated Statements of Operations.

16. Segment Information

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
•
CAG. The CAG reportable segment enables commercial businesses to sell surplus assets on our AllSurplus and GovDeals marketplace, specializing in asset categories such as heavy equipment, industrial manufacturing, oil and gas, biopharma, fast-moving consumer goods and electronics. CAG also offers a suite of services that includes surplus management, asset valuation, asset sales and marketing. CAG clients benefit from its global base of buyers and sellers, enabling the sale and redeployment of assets wherever they generate the best value and highest use across the world.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

•
Machinio & Software Solutions. The Machinio operating segment operates the Machinio marketplace, a global search engine platform for listing equipment for sale in the construction, machine tool, processing, transportation, printing, agriculture, and laboratory/medical sectors, and the Machinio System platform that provides equipment sellers with a suite of software tools including website hosting, email marketing, and inventory management, to support and enable equipment sellers’ online business. The Software Solutions operating segment separately serves as the Company's private-label auction and software-as-a-service (SaaS) arm, offering scalable auction platform services to entrepreneurs and businesses.

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

The following table sets forth certain financial information for the Company's reportable segments:

	Year Ended September 30,
(in thousands)	2025	2024		2023
GovDeals:
Purchase revenue	$690	$191		$—
Consignment and other fee revenues	86,714	76,366		62,010
Total revenue	87,404	76,557		62,010
Cost of goods sold (excludes depreciation and amortization)	(6,398)	(4,830)		(3,200)
Segment direct profit	$81,006	$71,727		$58,810

RSCG:
Purchase revenue	$303,854	$201,034		$161,780
Consignment and other fee revenues	26,437	31,969		38,438
Total revenue	330,291	233,003		200,218
Cost of goods sold (excludes depreciation and amortization)	(255,544)	(166,130)	—	(132,150)
Segment direct profit	$74,747	$66,873		$68,068

CAG:
Purchase revenue	$5,994	$8,575		$10,309
Consignment and other fee revenues	33,302	29,093		28,167
Total revenue	39,296	37,668		38,476
Cost of goods sold (excludes depreciation and amortization)	(4,468)	(6,400)		(6,261)
Segment direct profit	$34,828	$31,268		$32,215

Machinio & Software Solutions:
Purchase revenue	$—	$—		$—
Consignment and other fee revenues	19,746	16,157		13,821
Total revenue	19,746	16,157		13,821
Cost of goods sold (excludes depreciation and amortization)	(1,444)	(793)		(711)
Segment direct profit	$18,302	$15,364		$13,110

Total segment direct profit	$208,884	$185,232		$172,202
Corporate expenses, including elimination adjustments	(69)	(66)		(62)
Consolidated direct profit	$208,815	$185,166		$172,140

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Reconciliation:
Total segment direct profit	$208,815	$185,166	$172,140
Other costs and expenses from operations (1)	172,689	160,290	145,850
Interest and other (income) expense, net	(3,315)	(2,383)	(2,726)
Income before provision for income taxes	$39,441	$27,260	$29,016

(1) Other costs and expenses from operations is defined as Total costs and expenses from operations per the Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

Total segment assets reconciled to consolidated amounts are as follows:

	September 30,
(in thousands)	2025	2024
Segment Assets:
GovDeals	$381,654	$324,145
RSCG	141,046	138,082
CAG	100,643	98,716
Machinio & Software Solutions	54,364	41,871
Corporate & Other	(302,606)	(255,926)
Total Segment Assets:	$375,101	$346,888

Revenue attributed to countries that represent a significant portion of consolidated revenues are as follows:

	Year Ended September 30,
(in thousands)	2025	2024	2023
Revenue by geographic area
United States	$433,258	$323,303	$278,734
Rest of the world	43,411	40,015	35,729
Consolidated	$476,669	$363,318	$314,462

Total long-lived assets by geographic areas are as follows:

	September 30,
(in thousands)	2025	2024
Assets by geographic area
United States	$18,039	$17,827
Rest of the world	220	134
Total Long-lived Assets	$18,259	$17,961

For the fiscal years ended September 30, 2025 and 2024, transactions with a single RSCG external customer represented approximately 13% and 12% of the Company’s consolidated revenues, respectively. No single external customer exceeded 10% of consolidated revenues for the year ended September 30, 2023.

Liquidity Services, Inc. and Subsidiaries

Notes to Consolidated Financial Statements (Continued)

LIQUIDITY SERVICES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(Dollars in Thousands)

	Balance at beginning of period	Charged (credited) to expense	Reductions	Balance at end of period
Deferred tax valuation allowance (deducted from net deferred tax assets)
Year ended September 30, 2023	$12,259	3,770	—	$16,029
Year ended September 30, 2024	16,029	1,164	—	17,193
Year ended September 30, 2025	$17,193	(143)	—	$17,050
Allowance for doubtful accounts (deducted from accounts receivable)
Year ended September 30, 2023	$449	1,392	(417)	$1,424
Year ended September 30, 2024	1,424	839	(583)	1,680
Year ended September 30, 2025	$1,680	395	(1,298)	$777
Provision for inventory allowance (deducted from inventory)
Year ended September 30, 2023	$96	1,048	(100)	$1,044
Year ended September 30, 2024	1,044	163	(1,204)	3
Year ended September 30, 2025	$3	540	(459)	$84

EXHIBIT INDEX

Exhibit No.	Description
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

10.1.3

Third Amendment to Credit Agreement, dated May 7, 2025, by and between Liquidity Services, Inc., and Wells Fargo Bank, National Association, incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2025.

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

10.9#	Form of Notice of Time-Based Stock Option Grant (Officers).
10.10#	Form of Notice of Time-Based Restricted Stock Unit Grant (Officers)
10.11#	Form of Notice of Time-Based Restricted Stock Unit Grant (Directors).
10.12#	Form of Notice of Performance Based Stock Options Grant (Officers).
10.13#	Form of Notice of Performance-Based Restricted Stock Unit Grant (Officers).
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
101

The following materials from the Registrant's Annual Report on Form 10-K for the year ended September 30, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets as of September 30, 2025 and 2024, (ii) Consolidated Statements of Operations for each of the three years in the period ended September 30, 2025, (iii) Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 30, 2025, (iv) Consolidated Statements of Stockholders' Equity for each of the three years in the period ended September 30, 2025, (v) Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2025, and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

# Indicates management contract or compensatory plan.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 20, 2025.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on November 20, 2025.

Signature	Title

/s/ WILLIAM P. ANGRICK, III William P. Angrick, III	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)
/s/ JORGE A. CELAYA Jorge A. Celaya	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
/s/ KATHARIN S. DYER Katharin S. Dyer	Director
/s/ GEORGE H. ELLIS George H. Ellis	Director
/s/ THIERNO A. FALL Thierno A. Fall	Director
/s/ BEATRIZ V. INFANTE Beatriz V. Infante	Director
/s/ PAUL J. HENNESSY Paul J. Hennessy	Director
/s/ EDWARD J. KOLODZIESKI Edward J. Kolodzieski	Director
/s/ JAIME MATEUS-TIQUE Jaime Mateus-Tique	Director