Form 10-Q
period 2025-12-31
LIQUIDITY SERVICES INC
filed 2026-02-05
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of February 2, 2026, was 31,013,881.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	December 31, 2025	September 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$169,800	$174,607
Short-term investments	11,621	11,212
Accounts receivable, net of allowance for doubtful accounts of $666 and $777	11,284	11,176
Inventory, net	14,407	14,180
Prepaid taxes and tax refund receivable	2,235	1,757
Prepaid expenses and other current assets	9,914	11,857
Total current assets	219,261	224,789
Property and equipment, net	18,745	18,259
Operating lease assets	11,287	11,499
Intangible assets, net	12,563	13,340
Goodwill	102,889	102,875
Deferred tax assets	567	567
Other assets	3,832	3,772
Total assets	$369,144	$375,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$52,220	$61,454
Accrued expenses and other current liabilities	23,264	30,575
Current portion of operating lease liabilities	4,894	5,071
Deferred revenue	4,857	5,093
Payables to sellers	57,989	59,432
Total current liabilities	143,224	161,625
Operating lease liabilities	8,613	8,723
Other long-term liabilities	2,042	1,511
Total liabilities	153,879	171,859
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 37,501,270 shares issued and outstanding at December 31, 2025; 37,317,175 shares issued and outstanding at September 30, 2025	38	37
Additional paid-in capital	291,531	285,721
Treasury stock, at cost; 6,698,214 shares at December 31, 2025, and 6,640,580 shares at September 30, 2025	(111,542)	(110,002)
Accumulated other comprehensive loss	(10,377)	(10,640)
Retained earnings	45,615	38,126
Total stockholders’ equity	215,265	203,242
Total liabilities and stockholders’ equity	$369,144	$375,101

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended December 31,
	2025	2024
Purchase revenues	$77,352	$82,815
Consignment and other fee revenues	$43,867	39,516
Total revenue	121,219	122,331
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	64,186	72,164
Technology and operations	18,296	17,407
Sales and marketing	17,018	14,774
General and administrative	9,765	8,267
Depreciation and amortization	2,583	2,516
Other operating expenses	—	116
Total costs and expenses	111,848	115,244
Income from operations	9,371	7,087
Interest and other income, net	(1,146)	(1,103)
Income before provision for income taxes	10,517	8,190
Provision for income taxes	3,028	2,380
Net income	$7,489	$5,810
Basic income per common share	$0.24	$0.19
Diluted income per common share	$0.23	$0.18
Basic weighted average shares outstanding	30,637,211	30,642,438
Diluted weighted average shares outstanding	32,295,229	32,204,055

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended December 31,
	2025	2024
Net income	$7,489	$5,810
Other comprehensive income (loss):
Foreign currency translation and other	$263	(1,871)
Other comprehensive income (loss), net of taxes	263	(1,871)
Comprehensive income	$7,752	$3,939

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2025	37,317,175	$37	$285,721	(6,640,580)	$(110,002)	$(10,640)	$38,126	$203,242
Net Income	—	—	—	—	—	—	7,489	7,489
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	224,396	1	737	—	—	—	—	738
Taxes paid associated with net settlement of stock compensation awards	(40,301)	—	(1,168)	—	—	—	—	(1,168)
Common stock repurchase	—	—	—	(55,246)	(1,473)	—	—	(1,473)
Shares swapped to exercise stock options	—	—	67	(2,388)	(67)	—	—	—
Stock compensation expense	—	—	6,174	—	—	—	—	6,174
Foreign currency translation and other	—	—	—	—	—	263	—	263
Balance at December 31, 2025	37,501,270	$38	$291,531	(6,698,214)	$(111,542)	$(10,377)	$45,615	$215,265

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Three Months Ended December 31,
	2025	2024
Operating activities
Net income	$7,489	$5,810
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,583	2,516
Stock compensation expense	6,174	3,431
Inventory adjustment to net realizable value	—	32
Provision for doubtful accounts	48	33
Deferred tax expense	550	1,501
Gain on disposal of property and equipment	(5)	(8)
Changes in operating assets and liabilities:
Accounts receivable	(155)	(11,747)
Inventory	(869)	(3,151)
Prepaid taxes and tax refund receivable	(477)	(153)
Prepaid expenses and other assets	1,835	2,189
Operating lease assets and liabilities	(32)	(246)
Accounts payable	(8,607)	(6,638)
Accrued expenses and other current liabilities	(7,334)	(5,206)
Deferred revenue	(235)	(348)
Payables to sellers	(1,491)	(155)
Net cash used in operating activities	(526)	(12,140)
Investing activities
Purchases of property and equipment, including capitalized software	(2,269)	(1,818)
Purchase of short-term investments	(2,971)	(10,671)
Maturities of short-term investments	2,717	2,086
Other investing activities, net	70	(5)
Net cash used in investing activities	(2,453)	(10,408)
Financing activities
Common stock repurchases	(1,473)	(79)
Taxes paid associated with net settlement of stock compensation awards	(1,168)	(883)
Payments of the principal portion of finance lease liabilities	(26)	(24)
Proceeds from exercise of stock options, net of tax	737	114
Net cash used in financing activities	(1,930)	(872)
Effect of exchange rate differences on cash and cash equivalents	102	(1,106)
Net decrease in cash and cash equivalents	(4,807)	(24,526)
Cash and cash equivalents at beginning of period	174,607	153,226
Cash and cash equivalents at end of period	$169,800	$128,700
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$2,961	$692
Non-cash: Common stock surrendered in the exercise of stock options	67	19

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
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and direct-to-consumer sales on its Retail Rush, AllSurplus Deals and Secondipity marketplaces and other third-party sales channels.
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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Operating results for the three months ended December 31, 2025, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three months ended December 31, 2025, these estimates required the Company to make assumptions about disruptions to macroeconomic conditions such as the impact of ongoing international armed and geopolitical conflicts, tariffs, global trade, market volatility and uncertainty and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $1.6 million as of December 31, 2025, and $1.3 million as of September 30, 2025, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with our Machinio and Software Solutions subscription services. The contract liability balance was $4.9 million as of December 31, 2025, and $5.1 million as of September 30, 2025, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2025 contract liability balance, $2.6 million was earned as other fee revenue during the three months ended December 31, 2025.

For the Company's Machinio & Software Solutions segment, the performance obligation has been identified as the stand ready obligation to provide access to subscription services offered by our Machinio and Software Solutions businesses, which are satisfied over time and recognized as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of December 31, 2025, the Company had a remaining performance obligation of $4.9 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio and Software Solutions businesses. Contract costs are amortized on a straight-line basis over the expected life of the customer contract. The contract cost balance was $2.3 million as of December 31, 2025, and $2.3 million as of September 30, 2025, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.4 million during the three months ended December 31, 2025 and 2024, respectively.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $10.6 million and $10.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It will require organizations to provide enhanced disclosures primarily regarding significant segment expenses. The Company adopted the new standard effective herein with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In accordance with the ASU, we have disclosed on a retrospective basis the significant expense, by segment, in deriving our segment profit (loss) measure; see Note 14 - Segment Information for further information.

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. This ASU modernizes the accounting for internal-use software, removing all references to software development stages and instead, requires capitalization of software costs when management has committed to the software project and it is probable the software will be completed and perform its intended use. This guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ended September 30, 2029. Early adoption is permitted. The Company is currently evaluating the effect that the adoption of this ASU may have on its consolidated financial statements.

3.
Acquisitions

Auction Software

On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider offering scalable auction platform services to entrepreneurs and businesses, for $6.5 million in cash paid and $0.9 million in stock issuance at closing, for a total preliminary purchase price of $7.4 million. As of December 31, 2025, the Company's purchase price allocation related to this acquisition is preliminary and subject to revision as additional information is obtained about the facts and circumstances that existed as of the acquisition date. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment of $0.3 million for the acquired intangible assets’ fair value with a corresponding increase to goodwill. In connection with its acquisition of Auction Software, the Company preliminarily allocated the fair value to acquired intangible assets totaling $2.6 million, and goodwill of $5.1 million. The total goodwill arising from the acquisition is included in the Software Solutions operating segment and is deductible for tax purposes. Auction Software's financial results are reported within the Software Solutions operating segment.

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

The computation of basic and diluted net income per share is as follows:

	Three Months Ended December 31,
	2025	2024
Numerator:
Net income	$7,489	$5,810
Denominator:
Basic weighted average shares outstanding	30,637,211	30,642,438
Dilutive impact of stock options, RSUs and RSAs	1,658,018	1,561,617
Diluted weighted average shares outstanding	32,295,229	32,204,055
Basic income per common share	$0.24	$0.19
Diluted income per common share	$0.23	$0.18
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	623,899	853,690

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

The components of lease expense are:

	Three Months Ended December 31,
	2025	2024
Finance lease – lease asset amortization	$18	$14
Finance lease – interest on lease liabilities	5	4
Operating lease cost	1,295	1,456
Operating lease impairment expense (1)	—	—
Short-term lease cost	257	69
Variable lease cost (2)	500	260
Sublease income	(162)	—
Total net lease cost	$1,913	$1,803

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	December 31, 2025
	Operating Leases	Finance Leases
Remainder of 2026	$4,771	$102
2027	3,459	73
2028	3,081	51
2029	2,256	47
2030	1,025	50
Thereafter	79	30
Total lease payments (1)	$14,671	$353
Less: imputed interest (2)	(1,334)	(41)
Total lease liabilities	$13,337	$312

(1)
The weighted average remaining lease term is 3.4 years for operating leases and 4.1 years for finance leases.
(2)
The weighted average discount rate is 5.8% for operating leases and 5.8% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

	Three Months Ended December 31,
	2025	2024
Cash paid for amounts included in operating lease liabilities	$1,367	$1,454
Cash paid for amounts included in finance lease liabilities	$27	$24
Non-cash: lease liabilities arising from new operating lease assets obtained	$583	$582
Non-cash: lease liabilities arising from new finance lease assets obtained	$—	$240
Non-cash: adjustments to lease assets and liabilities(1)	$496	$2

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

The increase in adjustments to lease assets and liabilities during the three months ended December 31, 2025, is primarily due to execution of renewal of an existing auction staging lot lease in Tucson, Arizona associated with our GovDeals reportable segment.

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio & Software Solutions	Total
September 30, 2024	$61,683	$21,551	$14,558	$97,792
Auction Software acquisition (see Note 3)	—	—	5,066	5,066
Translation adjustments	—	17	—	17
September 30, 2025	61,683	21,568	19,624	102,875
Translation adjustments	—	14	—	14
December 31, 2025	$61,683	$21,582	$19,624	$102,889

The increase in the goodwill balance of approximately $5.1 million at the Software Solutions business during the fiscal year ended September 30, 2025, was due to the Auction Software acquisition; see Note 3 - Acquisitions for further information. Our RSCG reportable segment does not maintain a goodwill balance as of December 31, 2025.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three months ended December 31, 2025.

7.
Intangible Assets

Intangible assets consist of the following:

		December 31, 2025			September 30, 2025
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	$23,600	$(12,211)	$11,389	$23,600	$(11,518)	$12,082
Technology	3 - 5	5,800	(5,065)	735	5,800	(5,020)	780
Trade names	3 - 7	2,412	(2,134)	278	2,412	(2,100)	312
Other intangibles	10	955	(794)	161	949	(784)	165
Total intangible assets, net		$32,767	$(20,204)	$12,563	$32,761	$(19,421)	$13,340

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Future expected amortization of intangible assets as of December 31, 2025, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2026	$2,348
2027	3,048
2028	3,013
2029	3,008
2030 and thereafter	1,146
Total	$12,563

Intangible asset amortization expense was $0.8 million and $0.8 million for the three months ended December 31, 2025 and 2024, respectively.

The Company did not record impairment charges on any intangible assets during the three months ended December 31, 2025 and 2024. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three months ended December 31, 2025.

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first three months of fiscal year 2026 and its corresponding effective tax rate is 28.8% compared to 29.0% for the first three months of fiscal year 2025. The change in the effective tax rate for the three months ended December 31, 2025, as compared to the same period in the prior year, was primarily due to an increase in tax benefits from stock compensation vesting activity, state and foreign taxes, and nondeductible tax adjustments. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and nondeductible tax adjustments.

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

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the three months ended December 31, 2025, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of December 31, 2025, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2022 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2022 may be adjusted upon examination by tax authorities if they are utilized.

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of December 31, 2025, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three months ended December 31, 2025, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Line of Credit as of December 31, 2025.

During the three months ended December 31, 2025 and 2024, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2024	36,707,840	$37	$275,771	(6,015,496)	$(93,854)	$(9,427)	$10,033	$182,560
Net income	—	—	—	—	—	—	5,810	5,810
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	138,838	—	114	—	—	—	—	114
Taxes paid associated with net settlement of stock compensation awards	(30,575)	—	(883)	—	—	—	—	(883)
Forfeitures of restricted stock awards	(22,500)	—	—	—	—	—	—	—
Shares swapped to exercise stock options	—	—	19	(582)	(19)	—	—	—
Stock compensation expense	—	—	3,431	—	—	—	—	3,431
Foreign currency translation and other	—	—	—	—	—	(1,871)	—	(1,871)
Balance at December 31, 2024	36,793,603	$37	$278,452	(6,016,078)	$(93,873)	$(11,298)	$15,843	$189,161

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan (as amended, the LTIP) and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. As of December 31, 2025, the Company has reserved a total of 22,800,000 shares of its common stock for exercises of stock options, vesting of RSUs, and grants of RSAs under the LTIP. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of December 31, 2025, 78,294 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended December 31,
	2025	2024
Equity-classified awards:
Stock options	$1,049	$659
RSUs & RSAs	5,125	2,772
Total Equity-classified awards	$6,174	$3,431

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended December 31,
	2025	2024
Stock compensation expense by function
Technology and operations	$942	$551
Sales and marketing	1,905	1,021
General and administrative	3,327	1,859
Total stock compensation expense:	$6,174	$3,431

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Three Months Ended December 31,2025
Stock Options granted:
Options containing only service conditions:	167,800
Weighted average exercise price	$24.52
Weighted average grant date fair value	$10.44

Options containing performance conditions:	167,800
Weighted average exercise price	$24.52
Weighted average grant date fair value	$10.44

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	314,986
Weighted average grant date fair value	$26.60

RSUs & RSAs containing performance conditions:	307,800
Weighted average grant date fair value	$26.58

The stock options and RSUs & RSAs containing only service conditions will vest over a one- to four-year service period. The stock options and RSUs & RSAs containing performance conditions will vest upon the achievement of specified financial targets of the Company, a segment, or a division of a segment and vests on the first day of each fiscal quarter over one- to four-year terms of the awards, starting with the first fiscal quarter after the first anniversary of the grant date.

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the three months ended December 31, 2025, were as follows:

Three Months Ended
December 31, 2025
Dividend yield	—
Expected volatility	45.93% - 53.51%
Risk-free interest rate	3.64% - 3.67%
Expected term	4.41 - 5.0 years

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

As of September 30, 2025, the Company had $1.5 million of remaining authorization to repurchase shares through December 31, 2026. On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company's outstanding shares of common stock through December 31, 2027.

The Company repurchased 55,246 shares for $1.5 million during the three months ended December 31, 2025. As of December 31, 2025, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

During the three months ended December 31, 2025 and 2024, participants surrendered 2,388 and 582 shares of common stock in connection with the exercise of stock options, respectively.

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

Cash and cash equivalents. The Company had $93.0 million and $79.3 million of money market funds considered cash equivalents at December 31, 2025 and September 30, 2025, respectively. These assets were measured at fair value as of December 31, 2025 and September 30, 2025, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Short-term investments. The Company had $11.6 million and $11.2 million of guaranteed investment certificates considered investments as of December 31, 2025 and September 30, 2025, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of December 31, 2025 and September 30, 2025, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Other Current Assets and Liabilities. The Company did not have any foreign exchange derivative instruments, classified as Level 2 assets within the fair value hierarchy, as of December 31, 2025. The Company had a short-term foreign exchange derivative instrument that had an immaterial fair value as of September 30, 2025, using Level 2 in the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash, short-term investments, accounts receivable, accounts payable, and payables to sellers. The Company believes the carrying values of these instruments approximate fair value.

As of December 31, 2025 and September 30, 2025, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was immaterial for the three months ended December 31, 2025 and 2024.

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

•
GovDeals. The GovDeals reportable segment provides solutions that enab3le government entities including city, county, state and federal agencies located in the United States and Canada and related commercial businesses to sell surplus property and real estate assets through its GovDeals, Bid4Assets and Sierra marketplaces; see Note 3 - Acquisitions.
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and direct-to-consumer sales on its Retail Rush, AllSurplus Deals and Secondipity marketplaces and other third-party sales channels.
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

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended December 31,
(in thousands)	2025	2024
GovDeals:
Purchase revenue	$—	$512
Consignment and other fee revenues	22,267	20,010
Total revenue	22,267	20,522
Cost of goods sold (excludes depreciation and amortization)	1,090	1,706
Segment direct profit	$21,177	$18,816

RSCG:
Purchase revenue	$73,990	$80,685
Consignment and other fee revenues	8,005	6,996
Total revenue	81,995	87,681
Cost of goods sold (excludes depreciation and amortization)	60,534	69,186
Segment direct profit	$21,461	$18,495

CAG:
Purchase revenue	$3,362	$1,618
Consignment and other fee revenues	8,122	8,233
Total revenue	11,483	9,851
Cost of goods sold (excludes depreciation and amortization)	2,105	1,055
Segment direct profit	$9,378	$8,796

Machinio & Software Solutions:
Purchase revenue	$—	$—
Consignment and other fee revenues	5,474	4,294
Total revenue	5,474	4,294
Cost of goods sold (excludes depreciation and amortization)	457	217
Segment direct profit	$5,017	$4,077

Total segment direct profit	$57,033	$50,184
Corporate expenses, including elimination adjustments	$—	$(17)
Consolidated direct profit	$57,033	$50,167

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended December 31,
(in thousands)	2025	2024
Reconciliation:
Total segment direct profit	$57,033	$50,167
Other costs and expenses from operations (1)	47,662	42,964
Interest and other income, net	(1,146)	(987)
Income before provision for income taxes	$10,517	$8,190

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended December 31, 2025 and 2024, was 10.2% and 9.8% respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and direct-to-consumer sales on its Retail Rush, AllSurplus Deals and Secondipity marketplaces and other third-party sales channels.
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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the ongoing conflict in and adjacent to Israel, and instability in Venezuela. The Russia-Ukraine conflict specifically resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel, have further heightened global supply chain disruptions and impacted the international trade markets. For the three months ended December 31, 2025 and 2024, the Company's total revenues directly associated with Russia, Ukraine, Israel, and Venezuela were not material to our consolidated financial results. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of December 31, 2025, we had 6.2 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended December 31, 2025, the approximate number of registered buyers increased from 5.7 million to 6.2 million, or approximately 9%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 81.0% and 79.8% of our consolidated GMV for the three months ended December 31, 2025 and 2024, respectively. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 29.6% and 27.0% of our total revenues for the three months ended December 31, 2025 and 2024, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 19.0% and 20.2% of our consolidated GMV for the three months ended December 31, 2025 and 2024, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 63.8% and 67.7% of our total revenues for the three months ended December 31, 2025 and 2024, respectively.

In assessing buyer concentration risk, we consider a number of quantitative factors, which can include the buyer's proportionate share of our consolidated GMV, revenues and direct profit, including any impacts based upon the transaction model mix they purchase. We also consider qualitative factors, such as the level of differentiation in the products sold and whether there are alterative buyers accessible in the market, among other relevant factors. For the three months ended December 31, 2025 and 2024, we were not dependent on any single buyer in a manner material to our business.

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sell commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $10.6 million and $10.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Condensed Consolidated Balance Sheets as of December 31, 2025 and September 30, 2025, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Other fee revenues accounted for 6.5% and 5.4% of our total revenues for three months ended December 31, 2025 and 2024, respectively.

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

Gross merchandise volume (GMV). GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three months ended December 31, 2025, was $398.0 million, increasing from the three months ended December 31, 2024 by $11.9 million, or 3.1%.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of December 31, 2025 and 2024, we had 6.2 million and 5.7 million registered buyers, respectively.

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

We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended December 31, 2025 and 2024, 983,000 and 960,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended December 31, 2025 and 2024, we completed 264,000 and 253,000 transactions, respectively.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2025, and in Note 2 — Summary of Significant Accounting Policies to the condensed consolidated financial statements.

Components of Revenue and Expenses

Revenue. Refer to the discussion in the Our revenue section above, and to Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended September 30, 2025, for discussion of the Company's related accounting policies.

Cost of goods sold (excludes depreciation and amortization). Refer to the discussion in Note 2 — Summary of Significant Accounting Policies in our Annual Report on Form 10-K for the year ended September 30, 2025, for discussion of the Company's Costs of goods sold and related accounting policies.

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

Income taxes. Income taxes include current and deferred income tax expense for the U.S. federal, state, and foreign jurisdictions.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated operating results:

	Three Months Ended December 31,		Change
(dollars in thousands)	2025	2024	$	%
Purchase revenues	$77,352	$82,815	$(5,463)	(6.6)%
Consignment and other fee revenues	43,867	39,516	4,351	11.0%
Total revenue	121,219	122,331	(1,112)	(0.9)%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	64,186	72,164	(7,978)	(11.1)%
Technology and operations	18,296	17,407	889	5.1%
Sales and marketing	17,018	14,774	2,244	15.2%
General and administrative	9,765	8,267	1,498	18.1%
Depreciation and amortization	2,583	2,516	67	2.7%
Other operating expenses	—	116	(116)	(100.0)%
Total costs and expenses	111,848	115,244	(3,396)	(2.9)%
Income from operations	9,371	7,087	2,284	32.2%
Interest and other income, net	(1,146)	(1,103)	(43)	3.9%
Income before provision for income taxes	10,517	8,190	2,327	28.4%
Provision for income taxes	3,028	2,380	648	27.2%
Net income	$7,489	$5,810	$1,679	28.9%

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended December 31,
(dollars in thousands)	2025	2024
GovDeals:
GMV	$226,915	$212,141
Total revenue	$22,267	$20,522
Segment direct profit	$21,177	$18,816
Segment direct profit as a percentage of total revenue	95.1%	91.7%
RSCG:
GMV	$113,491	$109,771
Total revenue	$81,995	$87,681
Segment direct profit	$21,461	$18,495
Segment direct profit as a percentage of total revenue	26.2%	21.1%
CAG:
GMV	$57,553	$64,168
Total revenue	$11,483	$9,851
Segment direct profit	$9,378	$8,796
Segment direct profit as a percentage of total revenue	81.7%	89.3%
Machinio & Software Solutions:
GMV	—	—
Total revenue	$5,474	$4,294
Segment direct profit	$5,017	$4,077
Segment direct profit as a percentage of total revenue	91.6%	94.9%
Consolidated:
GMV	$397,959	$386,080
Total revenue	$121,219	$122,331

Three Months Ended December 31, 2025, Compared to the Three Months Ended December 31, 2024

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 8.5%, or $1.7 million, due to a $14.8 million, or 7.0%, increase in GMV driven by continued new seller acquisition and service expansion. Revenue grew at a higher rate than GMV due to the expansion of service offerings to higher-volume sellers. Segment direct profit increased by $2.4 million, or 12.5%, and Segment direct profit as a percentage of total revenue increased from 91.7% to 95.1%, due to lower transaction processing fees.

RSCG. Revenue from our RSCG reportable segment decreased by $5.7 million, or 6.5%, primarily due to a mild reduction in inventory purchases during the three months ended December 31, 2025, partially offset by continued growth in key consignment programs. Despite the decrease in Revenue, GMV increased by $3.7 million, or 3.4%, as consignment transaction value growth was larger than the decline in purchase transaction value. Segment direct profit increased by $3.0 million, or 16.0%, and Segment direct profit as a percentage of total revenue increased from 21.1% to 26.2%, due to strong multi-channel buyer participation and lower transaction processing fees.

CAG. Revenue from our CAG reportable segment increased by $1.6 million, or 16.6%, due to increased industrial spot purchase and heavy equipment consignment transaction activity, partially offset by the prior year period including larger, lower-take rate project work in our energy category. Despite this increase in Revenue, GMV decreased by $6.6 million, or 10.3%, primarily driven by the prior period including larger, lower-take rate project work in our energy category. While there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, Segment direct profit as a percentage of total revenue remained relatively consistent between the periods. As a result of the increase in revenues, Segment direct profit increased by $0.6 million, or 6.4%. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue from our Machinio & Software Solutions reportable segment increased 27.5%, or $1.2 million, due to price increases and continued growth in subscribers and the acquisition of Auction Software; see Note 3 - Acquisitions. As a result of the increase in revenues, segment direct profit increased 23.1%, or $0.9 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues. Total consolidated revenue decreased $1.1 million, or 0.9%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold decreased $8.0 million, due to lower purchase transaction volumes at our RSCG reportable segment, and lower transaction processing fees, during the three months ended December 31, 2025.

Technology and operations expenses. Technology and operations expenses increased $0.9 million, or 5.1%, primarily in support of the increased transactions volumes across our segments, a $0.4 million increase in stock compensation expense, and the acquisition of Auction Software; see Note 3 - Acquisitions.

Sales and marketing expenses. Sales and marketing expenses increased $2.2 million, or 15.2%, primarily due to our market share expansion and multi-channel buyer participation initiatives, and a $0.9 million increase in stock compensation expense.

General and administrative expenses. General and administrative expenses increased $1.5 million, or 18.1%, primarily due to a $1.5 million increase in stock compensation primarily from variable stock awards tied to financial performance targets.

Depreciation and amortization. Depreciation and amortization expense was consistent between the three months ended December 31, 2025, and 2024.

Other operating expenses, net. Other operating expenses, net was consistent between the three months ended December 31, 2025, and 2024.

Provision for income taxes. Provision for income taxes increased $0.6 million due to the higher pre-tax income and the impact of foreign, state, and local taxes and nondeductible tax adjustments.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended December 31,
	2025	2024
Net income	$7,489	$5,810
Interest and other income, net[1]	(1,196)	(1,151)
Provision for income taxes	3,028	2,380
Depreciation and amortization	2,583	2,516
EBITDA	$11,904	$9,555
Stock compensation expense	6,174	3,431
Acquisition-related costs[2]	—	68
Business realignment expenses[3]	—	55
Non-GAAP Adjusted EBITDA	$18,078	$13,109

1 Interest and other income, net, per the Condensed Consolidated Statements of Operations, excludes the non-service components of net periodic pension cost (benefit).

2 Acquisition-related costs are included in Other operating expenses, net on the Condensed Consolidated Statements of Operations.

3 Business realignment expense, included as a component of Other operating expenses, net, on the Condensed Consolidated Statement of Operations, includes the amounts accounted for as exit costs under ASC 420, Exit or Disposal Cost Obligations, and the related impacts of business realignment actions subject to other accounting guidance.

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of December 31, 2025, we had $169.8 million in Cash and cash equivalents and $11.6 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.3 million of undistributed foreign earnings as of December 31, 2025. A total of $27.6 million of cash and cash equivalents and short-term investments was held out of the U.S. as of December 31, 2025. These

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

amounts are not currently considered in our evaluation of near-term liquidity needs in the U.S. due to the potential for adverse tax consequences upon repatriation.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the three months ended December 31, 2025 and 2024, were $2.3 million and $1.8 million, respectively. This increase was primarily driven by the timing of enhancements to our platforms and marketplaces. As of December 31, 2025, we had no significant outstanding commitments for capital expenditures.

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

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three months ended December 31, 2025, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Line of Credit as of December 31, 2025.

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

As of September 30, 2025, the Company had $1.5 million of remaining authorization to repurchase shares through December 31, 2026. On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company's outstanding shares of common stock through December 31, 2027.

The Company repurchased 55,246 shares for $1.5 million during the three months ended December 31, 2025. As of December 31, 2025, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Changes in Cash Flows: Three Months Ended December 31, 2025, Compared to the Three Months Ended December 31, 2024

Net cash used in operating activities was $0.6 million and $12.1 million for the three months ended December 31, 2025 and 2024, respectively. The $11.6 million increase in cash used in operating activities between periods was primarily attributable to an $11.6 million decrease in cash outflows associated with Accounts receivable as multi-channel buyer participation initiatives have reduced the proportion of transactions being conducted under credit terms in our RSCG segment.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. RSCG's purchase program volume changes may cause operating cash flows from Accounts receivable, Accounts payable and Inventory to fluctuate. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers may become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. Our US federal income tax payments increased $2.3 million during the three months ended December 31, 2025, as our remaining federal net operating loss carryforwards was fully utilized during fiscal 2025. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $2.5 million and $10.4 million for the three months ended December 31, 2025 and 2024, respectively. The $8.0 million decrease in cash used in investing activities was primarily driven by a $7.7 million decrease in the Company's purchase of short-term investments during the three months ended December 31, 2025, due to timing differences in the maturity and reinvestment dates of our short-term investments.

Net cash used in financing activities was $1.9 million and $0.9 million for the three months ended December 31, 2025 and 2024, respectively. The $1.0 million increase in cash used in financing activities was primarily driven by a $1.4 million increase in share repurchases and a $0.3 million increase in taxes paid associated with the net settlement of stock compensation awards, partially offset by a $0.6 million increase in proceeds from the exercise of stock options.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of December 31, 2025, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by less than $1.0 million on an annualized basis.

As of December 31, 2025, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

As of December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended December 31, 2025, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 13 - Legal Proceedings and Other Contingencies of the accompanying Notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024. In addition to the other information set forth in this report, you should carefully consider the factors set forth in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, which could materially affect our business, financial condition or future results. The risks described in our Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended December 31, 2025.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
October 1, 2025 to October 31, 2025	55,246	$26.66	55,246	$0.0
November 1, 2025 to November 30, 2025	2,388	$27.95	—	$15.0
December 1, 2025 to December 31, 2025	—		—	$15.0
Total	57,634		55,246

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended December 31, 2025, participants surrendered 2,388 shares of common stock in connection with the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

2 As of September 30, 2025, the Company had $1.5 million of remaining authorization to repurchase shares through December 31, 2026. On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company's outstanding shares of common stock through December 31, 2027.

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

As of December 31, 2025, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

Item 5. Other Information

On December 10, 2025, John P. Daunt, Chief Commercial Officer and Rule 144 affiliate of the Company, entered into a Rule 10b5-1 trading arrangement that provides for: (1) the sale of 13,000 shares of the Company’s Common Stock held indirectly by Mr. Daunt through the Daunt Family Trust; and (ii) the exercise of 14,863 stock options held directly by Mr. Daunt and the related sale of the underlying shares of the Company’s Common Stock. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until the earlier of (1) December 31, 2026, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
February 5, 2026	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
February 5, 2026	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)