Form 10-Q
period 2026-03-31
LIQUIDITY SERVICES INC
filed 2026-05-07
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of May 4, 2026, was 31,181,231.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	March 31, 2026	September 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$195,308	$174,607
Short-term investments	8,711	11,212
Accounts receivable, net of allowance for doubtful accounts of $525 and $777	13,034	11,176
Inventory, net	20,238	14,180
Prepaid taxes and tax refund receivable	2,674	1,757
Prepaid expenses and other current assets	10,240	11,857
Total current assets	250,205	224,789
Property and equipment, net	18,890	18,259
Operating lease assets	12,397	11,499
Intangible assets, net	11,797	13,340
Goodwill	102,757	102,875
Deferred tax assets	546	567
Other assets	3,819	3,772
Total assets	$400,411	$375,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$53,321	$61,454
Accrued expenses and other current liabilities	25,025	30,575
Current portion of operating lease liabilities	4,682	5,071
Deferred revenue	5,103	5,093
Payables to sellers	77,176	59,432
Total current liabilities	165,307	161,625
Operating lease liabilities	9,855	8,723
Other long-term liabilities	3,181	1,511
Total liabilities	178,343	171,859
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 37,873,724 shares issued and outstanding at March 31, 2026; 37,317,175 shares issued and outstanding at September 30, 2025	38	37
Additional paid-in capital	291,480	285,721
Treasury stock, at cost; 6,700,775 shares at March 31, 2026, and 6,640,580 shares at September 30, 2025	(111,618)	(110,002)
Accumulated other comprehensive loss	(10,969)	(10,640)
Retained earnings	53,137	38,126
Total stockholders’ equity	222,068	203,242
Total liabilities and stockholders’ equity	$400,411	$375,101

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Purchase revenues	$77,852	$77,827	$155,204	$160,642
Consignment and other fee revenues	42,880	38,548	$86,748	78,064
Total revenue	120,732	116,375	241,952	238,706
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	64,862	68,946	129,048	141,110
Technology and operations	18,320	16,883	36,617	34,290
Sales and marketing	16,114	13,810	33,132	28,584
General and administrative	9,072	7,108	18,837	15,375
Depreciation and amortization	2,640	2,568	5,223	5,084
Other operating expenses	104	257	104	373
Total costs and expenses	111,112	109,572	222,961	224,816
Income from operations	9,620	6,803	18,991	13,890
Interest and other income, net	(1,052)	(903)	(2,198)	(2,006)
Income before provision for income taxes	10,672	7,706	21,189	15,896
Provision for income taxes	3,150	655	6,178	3,035
Net income	$7,522	$7,051	$15,011	$12,861
Basic income per common share	$0.24	$0.23	$0.49	$0.42
Diluted income per common share	$0.23	$0.22	$0.46	$0.40
Basic weighted average shares outstanding	31,056,892	31,012,087	30,844,713	30,825,231
Diluted weighted average shares outstanding	32,484,470	32,518,672	32,299,189	32,270,225

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$7,522	$7,051	$15,011	$12,861
Other comprehensive loss:
Foreign currency translation and other	$(592)	(1,871)	$(329)	(1,402)
Other comprehensive loss, net of taxes	(592)	(1,871)	(329)	(1,402)
Comprehensive income	$6,930	$5,180	$14,682	$11,459

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2025	37,317,175	$37	$285,721	(6,640,580)	$(110,002)	$(10,640)	$38,126	$203,242
Net Income	—	—	—	—	—	—	7,489	7,489
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	224,396	1	737	—	—	—	—	738
Taxes paid associated with net settlement of stock compensation awards	(40,301)	—	(1,168)	—	—	—	—	(1,168)
Common stock repurchase	—	—	—	(55,246)	(1,473)	—	—	(1,473)
Shares swapped to exercise stock options	—	—	67	(2,388)	(67)	—	—	—
Stock compensation expense	—	—	6,174	—	—	—	—	6,174
Foreign currency translation and other	—	—	—	—	—	263	—	263
Balance at December 31, 2025	37,501,270	$38	$291,531	(6,698,214)	$(111,542)	$(10,377)	$45,615	$215,265
Net income	—	—	—	—	—	—	7,522	7,522
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	573,106	—	151	—	—	—	—	151
Taxes paid associated with net settlement of stock compensation awards	(149,559)	—	(4,588)	—	—	—	—	(4,588)
Common stock repurchase	—	—	—	(1,430)	(40)	—	—	(40)
Shares swapped to exercise stock options	—	—	36	(1,131)	(36)	—	—	—
Stock compensation expense	—	—	4,350	—	—	—	—	4,350
Forfeitures of restricted stock awards	(51,093)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(592)	—	(592)
Balance at March 31, 2026	37,873,724	$38	$291,480	(6,700,775)	$(111,618)	$(10,969)	$53,137	$222,068

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Six Months Ended March 31,
	2026	2025
Operating activities
Net income	$15,011	$12,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,223	5,084
Stock compensation expense	10,524	6,010
Inventory adjustment to net realizable value	170	32
Provision for doubtful accounts	116	105
Deferred tax expense	1,727	1,230
Gain on disposal of property and equipment	2	(53)
Changes in operating assets and liabilities:
Accounts receivable	(2,051)	(9,208)
Inventory	(2,628)	(2,889)
Prepaid taxes and tax refund receivable	(916)	(3,277)
Prepaid expenses and other assets	1,425	3,028
Operating lease assets and liabilities	(155)	(419)
Accounts payable	(11,753)	(2,838)
Accrued expenses and other current liabilities	(5,523)	(4,688)
Deferred revenue	10	69
Payables to sellers	17,836	4,457
Net cash provided by operating activities	29,018	9,504
Investing activities
Cash paid for business acquisitions, net of cash acquired	—	(6,287)
Purchases of property and equipment, including capitalized software	(4,411)	(3,683)
Purchase of short-term investments	(2,971)	(13,298)
Maturities of short-term investments	5,429	4,682
Other investing activities, net	113	26
Net cash used in investing activities	(1,840)	(18,560)
Financing activities
Common stock repurchases	(1,513)	(79)
Taxes paid associated with net settlement of stock compensation awards	(5,756)	(4,841)
Payments of the principal portion of finance lease liabilities	(55)	(49)
Proceeds from exercise of stock options, net of tax	889	192
Net cash used in financing activities	(6,435)	(4,777)
Effect of exchange rate differences on cash and cash equivalents	(42)	(907)
Net increase (decrease) in cash and cash equivalents	20,701	(14,740)
Cash and cash equivalents at beginning of period	174,607	153,226
Cash and cash equivalents at end of period	$195,308	$138,486
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$5,478	$5,146
Non-cash: Common stock surrendered in the exercise of stock options	104	47
Non-cash: Acquisition consideration paid in common stock	—	945
Non-cash: Cash not yet paid for business acquisitions	—	213

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Operating results for the three and six months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and six months ended March 31, 2026, these estimates required the Company to make assumptions about disruptions to macroeconomic conditions such as the impact of ongoing international armed and geopolitical conflicts, tariffs, global trade, market volatility and uncertainty and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $2.2 million as of March 31, 2026, and $1.3 million as of September 30, 2025, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration, and generally arise from up-front payments received in connection with our Machinio and Software Solutions subscription services. The contract liability balance was $5.1 million as of March 31, 2026, and $5.1 million as of September 30, 2025, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2025 contract liability balance, $4.0 million was earned as other fee revenue during the six months ended March 31, 2026.

For the Company's Machinio & Software Solutions segment, the performance obligation has been identified as the stand ready obligation to provide access to subscription services offered by our Machinio and Software Solutions businesses, which are satisfied over time and recognized as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of March 31, 2026, the Company had a remaining performance obligation of $5.1 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio and Software Solutions businesses. Contract costs are amortized on a straight-line basis over the expected life of the customer contract. The contract cost balance was $2.4 million as of March 31, 2026, and $2.3 million as of September 30, 2025, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.4 million during the three months ended March 31, 2026 and 2025, respectively, and $0.8 million and $0.8 million during the six months ended March 31, 2026, and 2025, respectively.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $15.9 million and $10.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Recent Accounting Pronouncements

Accounting Standards Adopted

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. It will require organizations to provide enhanced disclosures primarily regarding significant segment expenses. The Company adopted the new standard effective with our Annual Report on Form 10-K for the fiscal year ended September 30, 2025. In accordance with the ASU, we have disclosed on a retrospective basis the significant expense, by segment, in deriving our segment profit (loss) measure; see Note 14 - Segment Information for further information.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU will require organizations to disclose specific categories in their tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. The guidance will be effective for the Company beginning with its Annual Report on Form 10-K for the fiscal year ending September 30, 2026. The guidance is required to be applied on a prospective basis; however, retrospective application is permitted. The Company expects to adopt this ASU on a retrospective basis and while the adoption is not expected to have an impact on the Company’s consolidated financial position, results of operations, or cash flows, it is expected to result in expanded income tax disclosures.

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

3.
Acquisitions

Auction Software

On January 31, 2025, the Company acquired Auction Software, a private-label marketplace and SaaS solutions provider offering scalable auction platform services to entrepreneurs and businesses, for $6.5 million in cash paid and $0.9 million in stock issuance at closing, for a total purchase price of $7.4 million. During the three months ended June 30, 2025, the Company recorded a measurement period adjustment of $0.3 million for the acquired intangible assets’ fair value with a corresponding increase to goodwill. In connection with its acquisition of Auction Software, the Company allocated the fair value to acquired intangible assets totaling $2.6 million, and goodwill of $5.1 million. The total goodwill arising from the acquisition is included in the Software Solutions operating segment and is deductible for tax purposes. Auction Software's financial results are reported within the Software Solutions operating segment.

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

The computation of basic and diluted net income per share is as follows:

	Three months ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Numerator:
Net income	$7,522	$7,051	$15,011	$12,861
Denominator:
Basic weighted average shares outstanding	31,056,892	31,012,087	30,844,713	30,825,231
Dilutive impact of stock options, RSUs and RSAs	1,427,578	1,506,585	1,454,476	1,444,994
Diluted weighted average shares outstanding	32,484,470	32,518,672	32,299,189	32,270,225
Basic income per common share	$0.24	$0.23	$0.49	$0.42
Diluted income per common share	$0.23	$0.22	$0.46	$0.40
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	309,910	1,230,828	316,989	1,357,242

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

The components of lease expense are:

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Finance lease – lease asset amortization	$19	$18	$37	$32
Finance lease – interest on lease liabilities	4	6	9	10
Operating lease cost	1,292	1,475	2,587	2,931
Short-term lease cost	254	166	511	235
Variable lease cost (1)	401	272	901	532
Sublease income	(162)	—	(324)	—
Total net lease cost	$1,808	$1,937	$3,721	$3,740

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	March 31, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$3,555	$71
2027	4,156	73
2028	3,758	51
2029	2,943	47
2030	1,748	50
Thereafter	478	30
Total lease payments (1)	$16,638	$322
Less: imputed interest (2)	(1,597)	(37)
Total lease liabilities	$15,041	$285

(1)
The weighted average remaining lease term is 3.6 years for operating leases and 4.1 years for finance leases.
(2)
The weighted average discount rate is 5.7% for operating leases and 5.8% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Six Months Ended March 31,
	2026	2025
Cash paid for amounts included in operating lease liabilities	$2,776	$2,909
Cash paid for amounts included in finance lease liabilities	$55	$49
Non-cash: lease liabilities arising from new operating lease assets obtained	$2,964	$716
Non-cash: lease liabilities arising from new finance lease assets obtained	$—	$240
Non-cash: adjustments to lease assets and liabilities(1)	$555	$2,918

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

The increase in adjustments to lease assets and liabilities during the six months ended March 31, 2026, is primarily due to execution of a new warehouse lease in Garland, Texas associated with our RSCG reportable segment, and the Company's renewal of an existing auction staging lot lease in Tucson, Arizona associated with our GovDeals reportable segment.

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio & Software Solutions	Total
September 30, 2024	$61,683	$21,551	$14,558	$97,792
Auction Software acquisition (see Note 3)	—	—	5,066	5,066
Translation adjustments	—	17	—	17
September 30, 2025	61,683	21,568	19,624	102,875
Translation adjustments	—	(118)	—	(118)
March 31, 2026	$61,683	$21,450	$19,624	$102,757

The increase in the goodwill balance of approximately $5.1 million at the Software Solutions business during the fiscal year ended September 30, 2025, was due to the Auction Software acquisition; see Note 3 - Acquisitions for further information. Our RSCG reportable segment does not maintain a goodwill balance as of March 31, 2026.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and six months ended March 31, 2026.

7.
Intangible Assets

Intangible assets consist of the following:

		March 31, 2026			September 30, 2025
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	$23,600	$(12,905)	$10,695	$23,600	$(11,518)	$12,082
Technology	3 - 5	5,800	(5,110)	690	5,800	(5,020)	780
Trade names	3 - 7	2,412	(2,168)	244	2,412	(2,100)	312
Other intangibles	10	972	(804)	168	949	(784)	165
Total intangible assets, net		$32,784	$(20,987)	$11,797	$32,761	$(19,421)	$13,340

Future expected amortization of intangible assets as of March 31, 2026, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2026	$1,566
2027	3,050
2028	3,014
2029	3,010
2030 and thereafter	1,157
Total	$11,797

Intangible asset amortization expense was $0.8 million and $0.8 million for the three months ended March 31, 2026 and 2025, respectively, and $1.6 million and $1.6 million for the six months ended March 31, 2026 and 2025, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company did not record impairment charges on any intangible assets during the three and six months ended March 31, 2026 and 2025. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and six months ended March 31, 2026.

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first six months of fiscal year 2026 and its corresponding effective tax rate is 29.2% compared to 19.0% for the first six months of fiscal year 2025. The change in the effective tax rate for the six months ended March 31, 2026, as compared to the same period in the prior year, was primarily due to a decrease in tax benefits from stock compensation. Additionally, nondeductible tax adjustments increased during fiscal year 2026 further increasing the effective tax rate. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and nondeductible expenses.

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

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the six months ended March 31, 2026, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of March 31, 2026, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2022 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2022 may be adjusted upon examination by tax authorities if they are utilized.

9.
Debt

The Company maintains a $35.0 million revolving credit facility with Wells Fargo Bank, National Association, maturing March 31, 2027 (the Credit Agreement).

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2026, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three and six months ended March 31, 2026, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Line of Credit as of March 31, 2026.

During the three and six months ended March 31, 2026 and 2025, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

10.
Stockholders’ Equity

The changes in stockholders’ equity for the prior year comparable period are as follows:

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2024	36,707,840	$37	$275,771	(6,015,496)	$(93,854)	$(9,427)	$10,033	$182,560
Net income	—	—	—	—	—	—	5,810	5,810
Exercise of stock options, grants of restricted stock awards, and vesting of restricted stock units	138,838	—	114	—	—	—	—	114
Taxes paid associated with net settlement of stock compensation awards	(30,575)	—	(883)	—	—	—	—	(883)
Forfeitures of restricted stock awards	(22,500)	—	—	—	—	—	—	—
Shares swapped to exercise stock options	—	—	19	(582)	(19)	—	—	—
Stock compensation expense	—	—	3,431	—	—	—	—	3,431
Foreign currency translation and other	—	—	—	—	—	(1,871)	—	(1,871)
Balance at December 31, 2024	36,793,603	$37	$278,452	(6,016,078)	$(93,873)	$(11,298)	$15,843	$189,161
Net income	—	—	—	—	—	—	7,051	7,051
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	522,121	—	78	—	—	—	—	78
Taxes paid associated with net settlement of stock compensation awards	(119,819)	—	(3,957)	—	—	—	—	(3,957)
Acquisition consideration paid in common stock (Note 3)	27,260		945					945
Shares swapped to exercise stock options	—	—	28	(815)	(28)	—	—	—
Stock compensation expense	—	—	2,578	—	—	—	—	2,578
Foreign currency translation	—	—	—	—	—	469	—	469
Balance at March 31, 2025	37,223,165	$37	$278,124	(6,016,893)	$(93,901)	$(10,829)	$22,894	$196,325

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan (as amended, the LTIP) and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. During the six months ended March 31, 2026, the Company's shareholders approved an amendment to the LTIP to increase the authorized number of shares of common stock under the LTIP from 22,800,000 to 25,725,000. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of March 31, 2026, 3,325,286 shares of common stock remained available for use.

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Equity-classified awards:
Stock options	$677	$373	$1,726	$1,032
RSUs & RSAs	3,673	2,205	8,798	4,978
Total Equity-classified awards	$4,350	$2,578	$10,524	$6,010

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Stock compensation expense by function
Technology and operations	$682	$427	$1,623	$978
Sales and marketing	1,427	853	3,333	1,875
General and administrative	2,241	1,298	5,568	3,157
Total stock compensation expense:	$4,350	$2,578	$10,524	$6,010

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Six Months Ended March 31,2026
Stock Options granted:
Options containing only service conditions:	167,800
Weighted average exercise price	$24.52
Weighted average grant date fair value	$10.44

Options containing performance conditions:	167,800
Weighted average exercise price	$24.52
Weighted average grant date fair value	$10.44

RSUs & RSAs granted:
RSUs & RSAs containing only service conditions:	356,650
Weighted average grant date fair value	$27.21

RSUs & RSAs containing performance conditions:	307,800
Weighted average grant date fair value	$26.58

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

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the six months ended March 31, 2026, were as follows:

Six Months Ended
March 31, 2026
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

The Company repurchased 1,430 shares for less than $0.1 million, and 56,676 shares for $1.5 million during the three and six months ended March 31, 2026, respectively. As of March 31, 2026, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

During the six months ended March 31, 2026 and 2025, participants surrendered 3,519 and 1,397 shares of common stock in connection with the exercise of stock options, respectively.

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

Cash and cash equivalents. The Company had $101.6 million and $79.3 million of money market funds considered cash equivalents at March 31, 2026 and September 30, 2025, respectively. These assets were measured at fair value as of March 31, 2026 and September 30, 2025, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Short-term investments. The Company had $8.7 million and $11.2 million of guaranteed investment certificates considered investments as of March 31, 2026 and September 30, 2025, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of March 31, 2026 and September 30, 2025, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Other Current Assets and Liabilities. The Company did not have any foreign exchange derivative instruments, classified as Level 2 assets within the fair value hierarchy, as of March 31, 2026. The Company had a short-term foreign exchange derivative instrument that had an immaterial fair value as of September 30, 2025, using Level 2 in the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash, short-term investments, accounts receivable, accounts payable, and payables to sellers. The Company believes the carrying values of these instruments approximate fair value.

As of March 31, 2026 and September 30, 2025, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was $0.1 million and $0.1 million during the six months ended March 31, 2026 and 2025, respectively.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Former Employee Matters

On December 28, 2022, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a complaint (the “Original Complaint”) in the United States District Court for the District of Maryland (the “District Court”), alleging wrongful termination on the basis of race and age and that the Company retaliated against him. On April 26, 2023, the Former CMO filed an amended complaint with the District Court, alleging the same claims made in the Original Complaint. The Company is asserting substantial defenses and cannot estimate a range of potential liability, if any, at this time. The discovery and motions phases of the case are complete. The Former CMO voluntarily dismissed his age discrimination claims. Trial on the remaining claims (i.e., race discrimination and retaliation) is scheduled for July 13-17, 2026. The Company’s employment practices liability insurance carrier, CNA, has accepted tender of these claims.

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

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025
GovDeals:
Purchase revenue	$1	$51	$1	$563
Consignment and other fee revenues	21,290	19,185	43,556	39,195
Total revenue	21,291	19,236	43,557	39,758
Cost of goods sold (excludes depreciation and amortization)	1,410	1,524	2,499	3,230
Segment direct profit	$19,881	$17,712	$41,058	$36,528

RSCG:
Purchase revenue	$75,965	$76,451	$149,955	$157,136
Consignment and other fee revenues	7,260	6,241	15,265	13,237
Total revenue	83,225	82,692	165,220	170,373
Cost of goods sold (excludes depreciation and amortization)	61,860	66,123	122,394	135,309
Segment direct profit	$21,365	$16,569	$42,826	$35,064

CAG:
Purchase revenue	$1,886	$1,325	$5,248	$2,943
Consignment and other fee revenues	8,890	8,267	17,012	16,500
Total revenue	10,776	9,592	22,260	19,443
Cost of goods sold (excludes depreciation and amortization)	1,122	940	3,227	1,995
Segment direct profit	$9,654	$8,652	$19,033	$17,448

Machinio & Software Solutions:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	5,440	4,872	10,915	9,166
Total revenue	5,440	4,872	10,915	9,166
Cost of goods sold (excludes depreciation and amortization)	470	359	928	576
Segment direct profit	$4,970	$4,513	$9,987	$8,590

Total segment direct profit	$55,870	$47,446	$112,904	$97,630
Corporate expenses, including elimination adjustments	$—	$(17)	$—	$(34)
Consolidated direct profit	$55,870	$47,429	$112,904	$97,596

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025
Reconciliation:
Total segment direct profit	$55,870	$47,429	$112,904	$97,596
Other costs and expenses from operations (1)	$46,146	40,369	93,808	83,333
Interest and other income, net	$(948)	(646)	(2,093)	(1,633)
Income before provision for income taxes	$10,672	$7,706	$21,189	$15,896

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended March 31, 2026 and 2025, was 10.4% and 8.7% respectively. The percent of our revenues that came from transactions conducted outside of the United States for the six months ended March 31, 2026 and 2025 was 10.3% and 9.3%, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements. These statements are only predictions. The outcome of the events described in these forward-looking statements is subject to known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include but are not limited to the factors set forth in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, and Part II Item 1A of this Quarterly Report on Form 10-Q, and subsequent filings with the Securities and Exchange Commission (SEC). You can identify forward-looking statements by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. There may be other factors of which we are currently unaware or deem immaterial that may cause our actual results to differ materially from the forward-looking statements.

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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the ongoing conflict in and adjacent to Israel and Iran, and instability in Venezuela. Escalating tensions involving Iran have also contributed to volatility in global energy markets, including increases in oil prices, which in turn have placed upward pressure on transportation, logistics, and other operating costs and contributed to broader inflationary effects. Additionally, the Russia-Ukraine conflict resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel and Iran, have further heightened global supply chain disruptions, increased energy and commodity price volatility, and impacted the international trade and financial markets. For the three months ended March 31, 2026 and 2025, the Company's total revenues directly associated with Russia, Ukraine, Israel, Iran, and Venezuela were not material to our consolidated financial results individually nor collectively. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of March 31, 2026, we had 6.3 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended March 31, 2026, the approximate number of registered buyers increased from 5.8 million to 6.3 million, or approximately 8%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 80.9% and 80.9% of our consolidated GMV for the three and six months ended March 31, 2026, respectively, and 80.1% and 79.9% of our consolidated GMV for the three and six months ended March 31, 2025, respectively. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 29.3% and 29.4% of our total revenues for the three and six months ended March 31, 2026, respectively, and 27.3% and 27.1% of our total revenues for the three and six months ended March 31, 2025, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 19.1% and 19.1% of our consolidated GMV for the three and six months ended March 31, 2026, respectively, and 19.9% and 20.1% of our consolidated GMV for the three and six months ended March 31, 2025, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 64.5% and 64.1% of our total revenues for the three and six months ended March 31, 2026, respectively, and 66.9% and 67.3% of our total revenues for the three and six months ended March 31, 2025, respectively.

In assessing buyer concentration risk, we consider a number of quantitative factors, which can include the buyer's proportionate share of our consolidated GMV, revenues and direct profit, including any impacts based upon the transaction model mix they purchase. We also consider qualitative factors, such as the level of differentiation in the products sold and whether there are alterative buyers accessible in the market, among other relevant factors. For the three and six months ended March 31, 2026 and 2025, we were not dependent on any single buyer in a manner material to our business.

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $15.9 million and $10.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Condensed Consolidated Balance Sheets as of March 31, 2026 and September 30, 2025, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Other fee revenues accounted for 6.3% and 6.4% of our total revenues for three and six months ended March 31, 2026, respectively, and 5.8% and 5.6% of our total revenues for the three and six months ended March 31, 2025, respectively.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three and six months ended March 31, 2026, was $389.9 million and $787.8 million, respectively, increasing from the three and six months ended March 31, 2025 by $22.5 million, or 6.1%, and $34.4 million, or 4.6%, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of March 31, 2026 and 2025, we had 6.3 million and 5.8 million registered buyers, respectively.

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

We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended March 31, 2026 and 2025, 985,000 and 982,000 participants participated in auctions on our marketplaces, respectively. During the six months ended March 31, 2026 and 2025, 1,968,000 and 1,942,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represents the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended March 31, 2026 and 2025, we completed 280,000 and 258,000 transactions, respectively. During the six months ended March 31, 2026 and 2025, we completed 544,000 and 511,000 transactions, respectively.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated operating results:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three months ended March 31,		Change		Six Months Ended March 31,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Purchase revenues	$77,852	$77,827	$25	0.0%	$155,204	$160,642	$(5,438)	(3.4)%
Consignment and other fee revenues	42,880	38,548	4,332	11.2%	86,748	78,064	8,684	11.1%
Total revenue	120,732	116,375	4,357	3.7%	241,952	238,706	3,246	1.4%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	64,862	68,946	(4,084)	(5.9)%	129,048	141,110	(12,062)	(8.5)%
Technology and operations	18,320	16,883	1,437	8.5%	36,617	34,290	2,327	6.8%
Sales and marketing	16,114	13,810	2,304	16.7%	33,132	28,584	4,548	15.9%
General and administrative	9,072	7,108	1,964	27.6%	18,837	15,375	3,462	22.5%
Depreciation and amortization	2,640	2,568	72	2.8%	5,223	5,084	139	2.7%
Other operating expenses	104	257	(153)	(59.4)%	104	373	(269)	(72.0)%
Total costs and expenses	111,112	109,572	1,540	1.4%	222,961	224,816	(1,855)	(0.8)%
Income from operations	9,620	6,803	2,817	41.4%	18,991	13,890	5,101	36.7%
Interest and other income, net	(1,052)	(903)	(149)	16.5%	(2,198)	(2,006)	(192)	9.6%
Income before provision for income taxes	10,672	7,706	2,966	38.5%	21,189	15,896	5,293	33.3%
Provision for income taxes	3,150	655	2,495	380.9%	6,178	3,035	3,143	103.6%
Net income	$7,522	$7,051	$471	6.7%	$15,011	$12,861	$2,150	16.7%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in thousands)	2026	2025	2026	2025
GovDeals:
GMV	$213,681	$203,329	$440,596	$415,470
Total revenue	$21,291	$19,236	$43,557	$39,758
Segment direct profit	$19,881	$17,712	$41,058	$36,528
Segment direct profit as a percentage of total revenue	93.4%	92.1%	94.3%	91.9%
RSCG:
GMV	$113,070	$102,843	$226,561	$212,614
Total revenue	$83,225	$82,692	$165,220	$170,373
Segment direct profit	$21,365	$16,569	$42,826	$35,064
Segment direct profit as a percentage of total revenue	25.7%	20.0%	25.9%	20.6%
CAG:
GMV	$63,114	$61,181	$120,667	$125,349
Total revenue	$10,776	$9,592	$22,260	$19,443
Segment direct profit	$9,654	$8,652	$19,033	$17,448
Segment direct profit as a percentage of total revenue	89.6%	90.2%	85.5%	89.7%
Machinio & Software Solutions:
GMV	—	—	—	—
Total revenue	$5,440	$4,872	$10,915	$9,166
Segment direct profit	$4,970	$4,513	$9,987	$8,590
Segment direct profit as a percentage of total revenue	91.4%	92.6%	91.5%	93.7%
Consolidated:
GMV	$389,865	$367,353	$787,824	$753,433
Total revenue	$120,732	$116,375	$241,952	$238,706

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Three Months Ended March 31, 2026, Compared to the Three Months Ended March 31, 2025

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 10.7%, or $2.1 million, due to a $10.4 million, or 5.1%, increase in GMV, driven by continued new seller acquisition and service expansion, partially offset by lower real estate transaction activity and disruptions from significant winter weather events. Revenue grew at a higher rate than GMV due to the expansion of service offerings to higher-volume sellers and a lower transaction mix of real estate. Segment direct profit increased by $2.2 million, or 12.2%, and Segment direct profit as a percentage of total revenue increased from 92.1% to 93.4%, due to lower transaction processing fees.

RSCG. Revenue from our RSCG reportable segment increased by $0.5 million, or 0.6%, reflecting a relatively stable level of purchase revenues, and a $10.2 million, or 9.9%, increase in GMV primarily driven by consignment transactions in our lower-touch dropship and direct-to-consumer channels. Segment direct profit increased by $4.8 million, or 28.9%, and Segment direct profit as a percentage of total revenue increased from 20.0% to 25.7%, driven by robust buyer demand for purchase transactions of sortable goods, strong multi-channel consignment buyer participation, and lower transaction processing fees.

CAG. Revenue from our CAG reportable segment increased by $1.2 million, or 12.3%, due to a $1.9 million, or 3.2%, increase in GMV driven by increased heavy equipment and energy consignment transaction activity, partially offset by a decrease in industrial consignment transaction activity. Revenue grew at a higher rate than GMV due to higher take-rates, primarily in our industrial and energy categories. While there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, Segment direct profit as a percentage of total revenue remained relatively consistent between the periods. As a result of the increase in revenues, Segment direct profit increased by $1.0 million, or 11.6%. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue from our Machinio & Software Solutions reportable segment increased 11.7%, or $0.6 million, due to price increases, expansion of our Machinio System offering to marine dealers, and the acquisition of Auction Software; see Note 3 - Acquisitions. As a result of the increase in revenues, segment direct profit increased 10.1%, or $0.5 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues. Total consolidated revenue increased $4.4 million, or 3.7%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold decreased $4.1 million, primarily due to improved margins from robust buyer demand optimized through our multi-channel approach in our RSCG reportable segment, as well as lower transaction processing fees, during the three months ended March 31, 2026.

Technology and operations expenses. Technology and operations expenses increased $1.4 million, or 8.5% ($1.1 million, or 7.2%, after the effect of a $0.3 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), driven by continued investment in our proprietary marketplace platform technology and the acquisition of Auction Software (see Note 3 - Acquisitions), partially offset by the streamlining of operational costs including warehouse consolidation efforts in our RSCG reportable segment.

Sales and marketing expenses. Sales and marketing expenses increased $2.3 million, or 16.7% ($1.7 million, or 13.3%, after the effect of a $0.6 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), driven by continued market share expansion and multi-channel buyer participation initiatives.

General and administrative expenses. General and administrative expenses increased $2.0 million, or 27.6% ($1.0 million, or 17.6%, after the effect of a $1.0 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), predominantly due to the timing and mix of compensation and benefit-related costs, which can vary from period to period and resulted in a higher-than-typical fluctuation during the three months ended March 31, 2026.

Depreciation and amortization. Depreciation and amortization expense was consistent between the three months ended March 31, 2026, and 2025.

Other operating expenses, net. Other operating expenses, net decreased $0.2 million due to acquisition-related costs incurred during the three months ended March 31, 2025, in connection with the Auction Software acquisition; see Note 3 - Acquisitions.

Provision for income taxes. Provision for income taxes increased $2.5 million due to the higher pre-tax income, a decrease in tax benefits from stock compensation and other nondeductible expenses.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Six Months Ended March 31, 2026, Compared to the Six Months Ended March 31, 2025

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 9.6%, or $3.8 million, due to a $25.1 million, or 6.0%, increase in GMV driven by continued new seller acquisition and service expansion, partially offset by disruptions from significant winter weather events during the three months ended March 31, 2026. Revenue grew at a higher rate than GMV due to the expansion of service offerings to higher-volume sellers. Segment direct profit increased by $4.5 million, or 12.4%, and Segment direct profit as a percentage of total revenue increased from 91.9% to 94.3%, primarily due to lower transaction processing fees.

RSCG. Revenue from our RSCG reportable segment decreased by $5.2 million, or 3.0%, as a result of lower purchase transaction volumes. Despite the decrease in revenues, GMV increased by $13.9 million, or 6.6%, driven by consignment transactions in our lower-touch dropship and direct-to-consumer channels. Segment direct profit increased by $7.8 million, or 22.1%, and Segment direct profit as a percentage of total revenue increased from 20.6% to 25.9%, driven by robust buyer demand for purchase transactions of sortable goods, strong multi-channel consignment buyer participation, and lower transaction processing fees.

CAG. Revenue from our CAG reportable segment increased by $2.8 million, or 14.5%, despite a decrease in GMV of $4.7 million, or 3.7%, primarily driven by increased heavy equipment consignment transaction activity and greater international spot purchase transaction events during the six months ended March 31, 2026, partially offset by a decline in energy consignment transaction activity. Revenue grew despite the decline in GMV due to greater International spot purchase transactions and higher take-rates, primarily in our industrial and energy categories. Segment direct profit increased by $1.6 million, or 9.1%, as a result of the greater international spot purchase transaction events, and continued strength in consignment sales within our heavy equipment category. Segment direct profit as a percentage of total revenue decreased from 89.7% during the six months ended March 31, 2025, to 85.5% during the six months ended March 31, 2026, due to greater international spot purchase transaction events during the six months ended March 31, 2026. As a reminder, there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue in our Machinio & Software Solutions businesses increased 19.1%, or $1.7 million, due to price increases, expansion of our Machinio System offering to marine dealers, and the acquisition of Auction Software; see Note 3 - Acquisitions. As a result of these increase in revenues, segment direct profit increased 16.3%, or $1.4 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues. Total consolidated revenue increased $3.2 million, or 1.4%. Refer to the discussion of Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold decreased $12.1 million, primarily due to improved margins from robust buyer demand optimized through our multi-channel approach in our RSCG reportable segment, as well as lower transaction processing fees, during the six months ended March 31, 2026.

Technology and operations expenses. Technology and operations expenses increased $2.3 million, or 6.8%, ($1.7 million, or 5.0%, after the effect of a $0.6 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), driven by continued investment in our proprietary marketplace platform technology and the acquisition of Auction Software (see Note 3 - Acquisitions), partially offset by a streamlining of operational costs including warehouse consolidation efforts in our RSCG reportable segment.

Sales and marketing expenses. Sales and marketing expenses increased $4.5 million, or 15.9%, ($3.0 million, or 11.6%, after the effect of a $1.5 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), primarily due to continued market share expansion and multi-channel buyer participation initiatives.

General and administrative expenses. General and administrative expenses increased $3.5 million, or 22.5%, ($1.1 million, or 8.6%, after the effect of a $2.4 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), primarily due to the timing and mix of compensation and benefit-related costs, which can vary from period to period and resulted in a higher-than-typical fluctuation during the three months ended March 31, 2026.

Depreciation and amortization. Depreciation and amortization expense was consistent between the six months ended March 31, 2026 and 2025.

Other operating expenses, net. Other operating expenses, net decreased $0.3 million, as the six months ended March 31, 2025, included greater transactions costs associated with the acquisition of Auction Software; see Note 3 - Acquisition.

Provision for income taxes. Provision for income taxes increased $3.1 million due to the higher pre-tax income, a decrease in tax benefits from stock compensation and other nondeductible expenses.

.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025
Net income	$7,522	$7,051	$15,011	$12,861
Interest and other income, net[1]	(1,103)	(951)	(2,300)	(2,103)
Provision for income taxes	3,150	655	6,178	3,035
Depreciation and amortization	2,640	2,568	5,223	5,084
EBITDA	$12,209	$9,323	$24,112	$18,877
Stock compensation expense	4,350	2,578	10,524	6,010
Acquisition-related costs[2]	112	167	112	236
Business realignment expenses[3]	—	104	—	159
Non-GAAP Adjusted EBITDA	$16,671	$12,172	$34,748	$25,282

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

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of March 31, 2026, we had $195.3 million in Cash and cash equivalents and $8.7 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.6 million of undistributed foreign earnings as of March 31, 2026. A total of $25.8 million of cash and cash equivalents and short-term investments was held out of the U.S. as of March 31, 2026. These amounts are not currently considered in our evaluation of near-term liquidity needs in the U.S. due to the potential for adverse tax consequences upon repatriation.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the six months ended March 31, 2026 and 2025, were $4.4 million and $3.7 million, respectively. This increase was primarily driven by the timing of enhancements to our platforms and marketplaces. As of March 31, 2026, we had no significant outstanding commitments for capital expenditures.

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

Credit Agreement

The Company maintains a $35.0 million revolving credit facility with Wells Fargo Bank, National Association, maturing March 31, 2027 (the Credit Agreement).

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three and six months ended March 31, 2026, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $9.0 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $26.0 million of remaining borrowing capacity under the Line of Credit as of March 31, 2026.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of March 31, 2026, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

The Company repurchased 1,430 shares for less than $0.1 million, and 56,676 shares for $1.5 million during the three and six months ended March 31, 2026. As of March 31, 2026, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Changes in Cash Flows: Six Months Ended March 31, 2026, Compared to the Six Months Ended March 31, 2025

Net cash provided by operating activities was $29.0 million and $9.5 million for the six months ended March 31, 2026 and 2025, respectively. The $19.5 million increase in cash provided by operating activities between periods was primarily attributable to a $13.4 million increase in cash inflows associated with our Payables to Sellers due to higher buyer collection activity at the end of the current period in our GovDeals segment as there is inherent variability in the timing of payments processed across periods, as well as a $7.2 million increase in cash inflows associated with Accounts receivable driven by a reduction of RSCG purchase transactions conducted with buyer credit terms in the current year.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. RSCG's purchase program volume changes may cause operating cash flows from Accounts receivable, Accounts payable and Inventory to fluctuate. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers may become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. Our US income tax payments increased $0.3 million during the six months ended March 31, 2026, due to higher pre-tax income. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $1.8 million and $18.6 million for the six months ended March 31, 2026 and 2025, respectively. The $16.7 million decrease in cash used in investing activities was primarily driven by a $10.3 million decrease in the Company's purchase of short-term investments during the six months ended March 31, 2026, due to timing differences in the maturity and reinvestment dates of our short-term investments, and a $6.3 million decrease in acquisitions net of cash acquired driven by the prior year acquisition of Auction Software during the six months ended March 31, 2025; see Note 3 - Acquisitions.

Net cash used in financing activities was $6.4 million and $4.8 million for the six months ended March 31, 2026 and 2025, respectively. The $1.6 million increase in cash used in financing activities was primarily driven by a $1.4 million increase in share repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of March 31, 2026, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by approximately $1.0 million on an annualized basis.

As of March 31, 2026, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

As of March 31, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended March 31, 2026, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may become involved in litigation relating to claims arising in the ordinary course of the business. Information regarding the Company's legal proceedings can be found in Note 13 - Legal Proceedings and Other Contingencies of the accompanying Notes to the condensed consolidated financial statements.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended September 30, 2025, except as follows.

Business and Operating Risks

The conflict between the United States, Israel, and Iran and related geopolitical instability may adversely affect our business.

In February 2026, the United States and Israel launched coordinated military strikes against Iran, which retaliated with missile attacks across the region. Although we do not have material operations in the Middle East, the ongoing conflict and any further escalation, including additional military actions, retaliatory measures, sanctions, disruptions to trade or transportation routes, cyberattacks, or other governmental or market responses, has and could continue to lead to significant disruption of global energy supplies and increases in global energy prices, heightened inflationary pressures, and adverse effects on global supply chains, energy markets, commodity prices, currency exchange rates, interest rates, financial markets and overall macroeconomic conditions. While we expect the impacts of conflict between the United States, Israel, and Iran to continue to have an effect on our business, financial condition and results of operations, we are unable to predict the extent or nature of these impacts at this time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

Not applicable.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended March 31, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
January 1, 2026 to January 31, 2026	—	$-	—	$15.0
February 1, 2026 to February 28, 2026	—	$-	—	$15.0
March 1, 2026 to March 31, 2026	2,561	$30.05	1,430	$15.0
Total	2,561		1,430

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended March 31, 2026, participants surrendered 1,131 shares of common stock in connection with the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

2 On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company's outstanding shares of common stock through December 31, 2027.

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

As of March 31, 2026, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

Item 5. Other Information

On March 13, 2026, the Em El 2007 Irrevocable Trust (the “Trust”) entered into a Rule 10b5-1 trading arrangement that provides for the sale of 85,000 shares of the Company’s Common Stock. The shares of the Company’s Common Stock held by trust are indirectly beneficially owned by, and reported on Forms 4 filed with the SEC on behalf of, Jaime Mateus-Tique, a member of the Company’s Board of Directors. The trading arrangement is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The duration of the trading arrangement is until the earlier of (1) May 10, 2027, (2) the date on which all transactions under the trading arrangement are completed, or (3) at such time as the trading arrangement is otherwise terminated or expires according to its terms.

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

10.1

2026 Amendment to the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan, incorporated herein by reference to Appendix A to the Company's Schedule 14A, filed with the SEC on January 16, 2026

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
May 7, 2026	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
May 7, 2026	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)