Form 10-Q
period 2026-06-30
LIQUIDITY SERVICES INC
filed 2026-08-06
CIK 1235468

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The number of shares outstanding of the issuer’s common stock, par value $0.001 per share, as of August 3, 2026, was 31,331,618.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(Dollars in Thousands, Except Par Value)

	June 30, 2026	September 30, 2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$219,751	$174,607
Short-term investments	11,348	11,212
Accounts receivable, net of allowance for doubtful accounts of $657 and $777	12,470	11,176
Inventory, net	15,539	14,180
Prepaid taxes and tax refund receivable	1,212	1,757
Prepaid expenses and other current assets	11,180	11,857
Total current assets	271,500	224,789
Property and equipment, net	18,773	18,259
Operating lease assets	11,624	11,499
Intangible assets, net	11,022	13,340
Goodwill	102,794	102,875
Deferred tax assets	536	567
Other assets	3,843	3,772
Total assets	$420,092	$375,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$60,636	$61,454
Accrued expenses and other current liabilities	29,597	30,575
Current portion of operating lease liabilities	4,502	5,071
Deferred revenue	4,849	5,093
Payables to sellers	72,244	59,432
Total current liabilities	171,828	161,625
Operating lease liabilities	9,093	8,723
Other long-term liabilities	3,319	1,511
Total liabilities	184,240	171,859
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.001 par value; 120,000,000 shares authorized; 38,025,125 shares issued and outstanding at June 30, 2026; 37,317,175 shares issued and outstanding at September 30, 2025	38	37
Additional paid-in capital	295,026	285,721
Treasury stock, at cost; 6,701,268 shares at June 30, 2026, and 6,640,580 shares at September 30, 2025	(111,635)	(110,002)
Accumulated other comprehensive loss	(11,140)	(10,640)
Retained earnings	63,563	38,126
Total stockholders’ equity	235,852	203,242
Total liabilities and stockholders’ equity	$420,092	$375,101

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(Dollars in Thousands, Except Per Share Data)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Purchase revenues	$81,838	$76,517	$237,042	$237,159
Consignment and other fee revenues	47,740	43,358	$134,488	121,422
Total revenue	129,578	119,875	371,530	358,581
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	65,742	65,110	194,790	206,220
Technology and operations	19,252	17,275	55,869	51,565
Sales and marketing	17,618	15,694	50,750	44,278
General and administrative	10,141	8,221	28,978	23,596
Depreciation and amortization	2,683	2,657	7,906	7,741
Other operating expenses	4	700	108	1,073
Total costs and expenses	115,440	109,657	338,401	334,473
Income from operations	14,138	10,218	33,129	24,108
Interest and other income, net	(1,360)	(1,077)	(3,558)	(3,083)
Income before provision for income taxes	15,498	11,295	36,687	27,191
Provision for income taxes	5,072	3,885	11,250	6,920
Net income	$10,426	$7,410	$25,437	$20,271
Basic income per common share	$0.33	$0.24	$0.82	$0.66
Diluted income per common share	$0.32	$0.23	$0.78	$0.63
Basic weighted average shares outstanding	31,240,396	31,157,183	30,976,586	30,935,882
Diluted weighted average shares outstanding	32,851,019	32,497,238	32,476,795	32,404,183

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income

(Dollars in Thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$10,426	$7,410	$25,437	$20,271
Other comprehensive (loss) income:
Foreign currency translation and other	$(592)	1,669	$(329)	267
Other comprehensive (loss) income, net of taxes	(592)	1,669	(329)	267
Comprehensive income	$9,834	$9,079	$25,108	$20,538

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statement of Stockholders’ Equity

(Dollars In Thousands)

			Additional			Accumulated Other
	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained
	Shares	Amount	Capital	Shares	Amount	Loss	Earnings	Total
Balance at September 30, 2025	37,317,175	$37	$285,721	(6,640,580)	$(110,002)	$(10,640)	$38,126	$203,242
Net Income	—	—	—	—	—	—	7,489	7,489
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	224,396	1	737	—	—	—	—	738
Taxes paid associated with net settlement of stock compensation awards	(40,301)	—	(1,168)	—	—	—	—	(1,168)
Common stock repurchase	—	—	—	(55,246)	(1,473)	—	—	(1,473)
Shares swapped to exercise stock options	—	—	67	(2,388)	(67)	—	—	—
Stock compensation expense	—	—	6,174	—	—	—	—	6,174
Foreign currency translation and other	—	—	—	—	—	263	—	263
Balance at December 31, 2025	37,501,270	$38	$291,531	(6,698,214)	$(111,542)	$(10,377)	$45,615	$215,265
Net income	—	—	—	—	—	—	7,522	7,522
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	573,106	—	151	—	—	—	—	151
Taxes paid associated with net settlement of stock compensation awards	(149,559)	—	(4,588)	—	—	—	—	(4,588)
Common stock repurchase	—	—	—	(1,430)	(40)	—	—	(40)
Shares swapped to exercise stock options	—	—	36	(1,131)	(36)	—	—	—
Stock compensation expense	—	—	4,350	—	—	—	—	4,350
Forfeitures of restricted stock awards	(51,093)	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	—	(592)	—	(592)
Balance at March 31, 2026	37,873,724	$38	$291,480	(6,700,775)	$(111,618)	$(10,969)	$53,137	$222,068
Net income	—	—	—	—	—	—	10,426	10,426
Exercise of common stock options, grants of restricted stock awards, and vesting of restricted stock units	214,743	—	486	—	—	—	—	486
Taxes paid associated with net settlement of stock compensation awards	(63,342)	—	(2,229)	—	—	—	—	(2,229)
Shares swapped to exercise stock options	—	—	17	(493)	(17)	—	—	—
Stock compensation expense	—	—	5,272	—	—	—	—	5,272
Foreign currency translation	—	—	—	—	—	(171)	—	(171)
Balance at June 30, 2026	38,025,125	$38	$295,026	(6,701,268)	$(111,635)	$(11,140)	$63,563	$235,852

See accompanying notes to the unaudited condensed consolidated financial statements.

Liquidity Services, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Nine Months Ended June 30,
	2026	2025
Operating activities
Net income	$25,437	$20,271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,906	7,741
Stock compensation expense	15,796	9,522
Inventory adjustment to net realizable value	123	32
Provision for doubtful accounts	267	199
Deferred tax expense	1,887	1,872
Impairment of long-lived and other non-current assets	—	459
Gain on disposal of property and equipment	(2)	(19)
Changes in operating assets and liabilities:
Accounts receivable	(1,330)	(8,599)
Inventory	(2,883)	2,124
Prepaid taxes and tax refund receivable	545	(1,881)
Prepaid expenses and other assets	469	885
Operating lease assets and liabilities	(371)	(283)
Accounts payable	610	(1,787)
Accrued expenses and other current liabilities	(930)	(2,733)
Deferred revenue	(244)	(62)
Payables to sellers	12,912	1,027
Other liabilities	(1)	—
Net cash provided by operating activities	60,191	28,768
Investing activities
Cash paid for business acquisitions, net of cash acquired	—	(6,500)
Purchases of property and equipment, including capitalized software	(6,178)	(5,784)
Purchase of short-term investments	(8,791)	(16,217)
Maturities of short-term investments	8,309	7,417
Other investing activities, net	111	203
Net cash used in investing activities	(6,549)	(20,881)
Financing activities
Common stock repurchases	(1,513)	(79)
Taxes paid associated with net settlement of stock compensation awards	(7,985)	(5,106)
Payments of the principal portion of finance lease liabilities	(82)	(75)
Proceeds from exercise of stock options, net of tax	1,106	192
Net cash used in financing activities	(8,474)	(5,068)
Effect of exchange rate differences on cash and cash equivalents	(24)	(440)
Net increase (decrease) in cash and cash equivalents	45,144	2,379
Cash and cash equivalents at beginning of period	174,607	153,226
Cash and cash equivalents at end of period	$219,751	$155,605
Supplemental disclosure of cash flow information
Cash paid for income taxes, net	$8,890	$6,960
Non-cash: Common stock surrendered in the exercise of stock options	121	47
Non-cash: Acquisition consideration paid in common stock	—	945

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
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and managed direct-to-consumer sales across a network of online sale channels, including Retail Rush, AllSurplus Deals, Secondipity and other online marketplaces.
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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Operating results for the three and nine months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending September 30, 2026, or for any future period.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts in the condensed consolidated financial statements and accompanying notes. For the three and nine months ended June 30, 2026, these estimates required the Company to make assumptions about disruptions to macroeconomic conditions such as the impact of ongoing international armed and geopolitical conflicts, tariffs, global trade, market volatility and uncertainty and, in turn, the Company's results of operations. The Company will continue to update its assumptions as conditions change. Actual results could differ significantly from those estimates.

Contract Assets and Liabilities

Contract assets reflect an estimate of expenses that will be reimbursed upon settlement with a seller. The contract asset balance was $2.2 million as of June 30, 2026, and $1.3 million as of September 30, 2025, and is included in the line-item Prepaid expenses and other current assets on the Condensed Consolidated Balance Sheets.

Contract liabilities reflect obligations to provide services for which the Company has already received consideration and generally arise from up-front payments received in connection with our Machinio and Software Solutions subscription services. The contract liability balance was $4.8 million as of June 30, 2026, and $5.1 million as of September 30, 2025, and is included in the line-item Deferred revenue on the Condensed Consolidated Balance Sheets. Of the September 30, 2025, contract liability balance, $5.0 million was earned as other fee revenue during the nine months ended June 30, 2026.

For the Company's Machinio & Software Solutions segment, the performance obligation has been identified as the stand ready obligation to provide access to subscription services offered by our Machinio and Software Solutions businesses, which are satisfied over time and recognized as other fee revenues in the line-item Consignment and other fee revenues on the Condensed Consolidated Statements of Operations. As of June 30, 2026, the Company had a remaining performance obligation of $4.8 million; the Company expects to recognize the substantial majority of that amount as other fee revenues over the next 12 months.

Contract Costs

Contract costs relate to sales commissions paid on subscription contracts that are capitalized within our Machinio and Software Solutions businesses. Contract costs are amortized on a straight-line basis over the expected life of the customer contract. The contract cost balance was $2.4 million as of June 30, 2026, and $2.3 million as of September 30, 2025, and is included in the line-item Prepaid expenses and other current assets, and Other assets on the Condensed Consolidated Balance Sheets. Amortization expense was $0.4 million and $0.4 million during the three months ended June 30, 2026 and 2025, respectively, and $1.2 million and $1.2 million during the nine months ended June 30, 2026, and 2025, respectively.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $11.1 million and $10.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Condensed Consolidated Balance Sheets as of June 30, 2026, and September 30, 2025, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

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

The computation of basic and diluted net income per share is as follows:

	Three months ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net income	$10,426	$7,410	$25,437	$20,271
Denominator:
Basic weighted average shares outstanding	31,240,396	31,157,183	30,976,586	30,935,882
Dilutive impact of stock options, RSUs and RSAs	1,610,623	1,340,055	1,500,209	1,468,301
Diluted weighted average shares outstanding	32,851,019	32,497,238	32,476,795	32,404,183
Basic income per common share	$0.33	$0.24	$0.82	$0.66
Diluted income per common share	$0.32	$0.23	$0.78	$0.63
Stock options, RSUs and RSAs excluded from income per diluted share because their effect would have been anti-dilutive	72,202	864,236	245,719	861,596

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

The components of lease expense are:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Finance lease – lease asset amortization	$18	$18	$55	$50
Finance lease – interest on lease liabilities	3	5	12	15
Operating lease cost	1,269	1,563	3,856	4,494
Operating lease impairment expense (1)	—	459	—	459
Short-term lease cost	239	93	750	328
Variable lease cost (1)	441	432	1,342	964
Sublease income	(162)	(39)	(486)	(39)
Total net lease cost	$1,808	$2,531	$5,529	$6,271

(1)
Variable lease costs primarily relate to the Company's election to combine non-lease components such as common area maintenance, insurance and taxes related to its real estate leases. To a lesser extent, the Company's equipment leases have variable costs associated with usage and subsequent changes to costs based upon an index.

Maturities of lease liabilities are:

	June 30, 2026
	Operating Leases	Finance Leases
Remainder of 2026	$1,484	$29
2027	4,609	73
2028	3,729	51
2029	2,912	47
2030	1,719	50
Thereafter	478	30
Total lease payments (1)	$14,931	$280
Less: imputed interest (2)	(1,338)	(32)
Total lease liabilities	$13,593	$248

(1)
The weighted average remaining lease term is 3.4 years for operating leases and 4.0 years for finance leases.
(2)
The weighted average discount rate is 5.7% for operating leases and 5.9% for finance leases.

Supplemental disclosures of cash flow information related to leases are:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Nine Months Ended June 30,
	2026	2025
Cash paid for amounts included in operating lease liabilities	$4,233	$4,295
Cash paid for amounts included in finance lease liabilities	$82	$75
Non-cash: lease liabilities arising from new operating lease assets obtained	$2,964	$1,251
Non-cash: lease liabilities arising from new finance lease assets obtained	$—	$240
Non-cash: adjustments to lease assets and liabilities(1)	$1,068	$2,987

(1)
These include adjustments due to lease modifications, renewals, and other related adjustments.

The increase in adjustments to operating lease assets and liabilities during the nine months ended June 30, 2026, is primarily due to execution of a new warehouse lease in Garland, Texas associated with our RSCG reportable segment, and the Company's renewal of an existing auction staging lot lease in Tucson, Arizona associated with our GovDeals reportable segment.

6.
Goodwill

The carrying value and changes in the carrying value of goodwill attributable to each reportable segment were as follows:

(in thousands)	GovDeals	CAG	Machinio & Software Solutions	Total
September 30, 2024	$61,683	$21,551	$14,558	$97,792
Auction Software acquisition (see Note 3)	—	—	5,066	5,066
Translation adjustments	—	17	—	17
September 30, 2025	61,683	21,568	19,624	102,875
Translation adjustments	—	(81)	—	(81)
June 30, 2026	$61,683	$21,487	$19,624	$102,794

The increase in the goodwill balance of approximately $5.1 million at the Software Solutions business during the fiscal year ended September 30, 2025, was due to the Auction Software acquisition; see Note 3 - Acquisitions for further information. Our RSCG reportable segment does not maintain a goodwill balance as of June 30, 2026.

Goodwill is tested for impairment at the beginning of the fourth quarter and during interim periods whenever events or circumstances indicate that the carrying value may not be recoverable. The Company did not identify any indicators of impairment that required an interim goodwill impairment test during the three and nine months ended June 30, 2026.

7.
Intangible Assets

Intangible assets consist of the following:

		June 30, 2026			September 30, 2025
(in thousands)	Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer and supplier relationships	6 - 8	$23,600	$(13,599)	$10,001	$23,600	$(11,518)	$12,082
Technology	3 - 5	5,800	(5,155)	645	5,800	(5,020)	780
Trade names	3 - 7	2,412	(2,202)	210	2,412	(2,100)	312
Other intangibles	10	980	(814)	166	949	(784)	165
Total intangible assets, net		$32,792	$(21,770)	$11,022	$32,761	$(19,421)	$13,340

Future expected amortization of intangible assets as of June 30, 2026, is as follows:

(in thousands)
Years ending September 30,	Expected Future Amortization
Remainder of 2026	$783
2027	3,051
2028	3,015
2029	3,011
2030 and thereafter	1,162
Total	$11,022

Intangible asset amortization expense was $0.8 million and $0.8 million for the three months ended June 30, 2026 and 2025, respectively, and $2.3 million and $2.5 million for the nine months ended June 30, 2026, and 2025, respectively.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The Company did not record impairment charges on any intangible assets during the three and nine months ended June 30, 2026 and 2025. The Company did not identify any indicators of impairment requiring an interim impairment test on material long-lived assets during the three and nine months ended June 30, 2026.

8.
Income Taxes

The Company’s interim effective income tax rate is based on management’s best current estimate of the Company's expected annual effective income tax rate. The Company recorded pre-tax income in the first nine months of fiscal year 2026 and its corresponding effective tax rate is 30.7% compared to 25.4% for the first nine months of fiscal year 2025. The change in the effective tax rate for the nine months ended June 30, 2026, as compared to the same period in the prior year, was primarily due to a decrease in tax benefits from stock compensation. Additionally, nondeductible tax adjustments increased during fiscal year 2026 further increasing the effective tax rate. The effective tax rate differed from the U.S. statutory federal rate of 21% primarily as a result of the impact of foreign, state, and local income taxes and nondeductible expenses.

On July 4th, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The OBBBA allows 100% bonus depreciation for property acquired and placed in service on or after January 19, 2025, and permits companies to expense, rather than amortize over a five-year period, domestic research and development costs paid or incurred in tax years beginning after December 31, 2024. This rule is effective for the Company beginning with its tax return for the fiscal year ending September 30, 2026. We have evaluated the effects of the legislation on our effective tax rate and cash tax position and the impact to our financial statements is not material.

The Company applies the authoritative guidance related to uncertainty in income taxes. ASC 740, Income Taxes, states that a benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, on the basis of technical merits. During the nine months ended June 30, 2026, the Company did not record any unrecognized tax benefits. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state and local jurisdictions and in foreign jurisdictions, primarily Canada and the United Kingdom. As of June 30, 2026, the Company has no open income tax examinations in the U.S. and the statute of limitations for years prior to 2022 is now closed. However, certain tax attribute carryforwards that were generated prior to fiscal year 2022 may be adjusted upon examination by tax authorities if they are utilized.

9.
Debt

The Company maintains a $35.0 million revolving credit facility with Wells Fargo Bank, National Association (the Credit Agreement). During the three months ended June 30, 2026, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2028 (the Fourth Amendment). No other changes, including regarding the borrowing terms or capacities, were made to the Credit Agreement.

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

The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains affirmative and restrictive covenants including covenants placing limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2026, the Company was in full compliance with the terms and conditions of the Credit Agreement.

During the three and nine months ended June 30, 2026, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $11.3 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $23.7 million of remaining borrowing capacity under the Line of Credit as of June 30, 2026.

During the three and nine months ended June 30, 2026, and 2025, interest expense incurred by the Company under the Credit Agreement was immaterial to the condensed consolidated financial statements.

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

Stock Compensation Incentive Plans

The Company has several incentive plans under which stock options, restricted stock units (RSUs), restricted stock awards (RSAs), and cash-settled stock appreciation rights (SARs) have been issued, including the Third Amended and Restated 2006 Omnibus Long-Term Incentive Plan (as amended, the LTIP) and a plan and private placement issuances related to the Company’s acquisition of Machinio and Bid4Assets. During the nine months ended June 30, 2026, the Company's shareholders approved an amendment to the LTIP to increase the authorized number of shares of common stock under the LTIP from 22,800,000 to 25,725,000. Vesting of RSUs and grants of RSAs count as 1.5x shares against the plan reserves. As of June 30, 2026, 3,356,172 shares of common stock remained available for use.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Stock Compensation Expense

The table below presents the components of share-based compensation expense (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Equity-classified awards:
Stock options	$853	$563	$2,579	$1,595
RSUs & RSAs	4,419	2,949	13,217	7,927
Total Equity-classified awards	$5,272	$3,512	$15,796	$9,522

The table below presents the components of share-based compensation expense by line-item within our Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Stock compensation expense by function
Technology and operations	$826	$581	$2,449	$1,559
Sales and marketing	1,602	1,142	4,935	3,016
General and administrative	2,844	1,789	8,412	4,947
Total stock compensation expense:	$5,272	$3,512	$15,796	$9,522

Stock Options and RSUs & RSAs

The following table presents stock option and RSUs & RSAs grant activity:

Nine Months Ended June 30, 2026
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

The range of assumptions used to determine the fair value of stock options using the Black-Scholes option-pricing model during the nine months ended June 30, 2026, were as follows:

Nine Months Ended
June 30, 2026
Dividend yield	—
Expected volatility	45.93% - 53.51%
Risk-free interest rate	3.64% - 3.67%
Expected term	4.41 - 5.0 years

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Share Repurchase Program

From time to time, we may be authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open-market purchases, privately negotiated transactions, or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. The repurchase program may be discontinued or suspended at any time and will be funded using our available cash.

As of September 30, 2025, the Company had $1.5 million of remaining authorization to repurchase shares through December 31, 2026. On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company's outstanding shares of common stock through December 31, 2027.

The Company made no repurchases during the three months ended June 30, 2026. The Company repurchased 56,676 shares for $1.5 million during the nine months ended June 30, 2026. As of June 30, 2026, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

Other Share Repurchases

Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. Any shares surrendered to the Company in this manner are not available for future grant.

During the nine months ended June 30, 2026, and 2025, participants surrendered 4,012 and 1,397 shares of common stock in connection with the exercise of stock options, respectively.

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

Cash and cash equivalents. The Company had $132.8 million and $79.3 million of money market funds considered cash equivalents at June 30, 2026 and September 30, 2025, respectively. These assets were measured at fair value as of June 30, 2026 and September 30, 2025, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Short-term investments. The Company had $11.3 million and $11.2 million of guaranteed investment certificates considered investments as of June 30, 2026 and September 30, 2025, respectively. As these investments have maturity dates of 12 months or less from the balance sheet date, they have been classified as short-term in nature. These assets were measured at fair value as of June 30, 2026 and September 30, 2025, and were classified as Level 1 assets within the fair value hierarchy. There were no transfers between levels during the periods presented.

Other Current Assets and Liabilities. The Company did not have any foreign exchange derivative instruments, classified as Level 2 assets within the fair value hierarchy, as of June 30, 2026. The Company had a short-term foreign exchange derivative instrument that had an immaterial fair value as of September 30, 2025, using Level 2 in the fair value hierarchy.

The Company’s financial assets and liabilities not measured at fair value are cash, short-term investments, accounts receivable, accounts payable, and payables to sellers. The Company believes the carrying values of these instruments approximate fair value.

As of June 30, 2026 and September 30, 2025, the Company did not have any material assets or liabilities measured at fair value on a non-recurring basis.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

The net periodic pension cost (benefit) is recognized within Interest and other income, net in the Condensed Consolidated Statements of Operations, and was $0.1 million and $0.1 million during the three months ended June 30, 2026 and 2025, and $0.2 million and $0.1 million during the nine months ended June 30, 2026 and 2025, respectively.

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

Former Employee Matters

On December 28, 2022, the Company’s former Chief Marketing Officer (the “Former CMO”) filed a complaint (the “Original Complaint”) in the United States District Court for the District of Maryland, alleging that his termination constituted race and age discrimination and that the Company retaliated against him. The Former CMO subsequently voluntarily dismissed his age discrimination claims. In July 2026, following a jury trial on the race discrimination and retaliation claims, the jury returned a unanimous verdict in favor of the Company. The court subsequently entered judgment in favor of the Company. The period for post-trial motions or an appeal has not yet expired.

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
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and managed direct-to-consumer sales across a network of online sale channels, including Retail Rush, AllSurplus Deals, Secondipity and other online marketplaces.
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

The following table sets forth certain financial information for the Company's reportable segments:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
GovDeals:
Purchase revenue	$176	$120	$178	$684
Consignment and other fee revenues	25,348	23,846	68,904	63,041
Total revenue	25,524	23,966	69,082	63,725
Cost of goods sold (excludes depreciation and amortization)	1,361	1,806	3,861	5,037
Segment direct profit	$24,163	$22,160	$65,221	$58,688

RSCG:
Purchase revenue	$80,365	$75,269	$230,320	$232,405
Consignment and other fee revenues	7,455	6,275	22,720	19,512
Total revenue	87,820	81,544	253,040	251,917
Cost of goods sold (excludes depreciation and amortization)	62,663	62,173	185,057	197,483
Segment direct profit	$25,157	$19,371	$67,983	$54,434

CAG:
Purchase revenue	$1,296	$1,128	$6,544	$4,070
Consignment and other fee revenues	9,498	8,033	26,510	24,533
Total revenue	10,794	9,161	33,054	28,604
Cost of goods sold (excludes depreciation and amortization)	1,234	701	4,461	2,695
Segment direct profit	$9,560	$8,460	$28,593	$25,909

Machinio & Software Solutions:
Purchase revenue	$—	$—	$—	$—
Consignment and other fee revenues	5,440	5,221	16,354	14,386
Total revenue	5,440	5,221	16,354	14,386
Cost of goods sold (excludes depreciation and amortization)	484	431	1,411	1,006
Segment direct profit	$4,956	$4,790	$14,943	$13,380

Total segment direct profit	$63,836	$54,781	$176,740	$152,411
Corporate expenses, including elimination adjustments	$—	$(17)	$—	$(51)
Consolidated direct profit	$63,836	$54,764	$176,740	$152,360

The following table reconciles segment direct profit used in the reportable segments to the Company's consolidated results:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025
Reconciliation:
Total segment direct profit	$63,836	$54,764	$176,740	$152,360
Other costs and expenses from operations (1)	$49,694	43,846	143,503	127,180
Interest and other income, net	$(1,356)	(377)	(3,450)	(2,011)
Income before provision for income taxes	$15,498	$11,295	$36,687	$27,191

(1)
Other costs and expenses from operations is defined as Total costs and expenses from operations per the Condensed Consolidated Statements of Operations, less Cost of goods sold (which is included in the calculation of Segment direct profit).

The percent of our revenues that came from transactions conducted outside of the United States for the three months ended June 30, 2026 and 2025, was 9.7% and 8.6% respectively. The percent of our revenues that came from transactions conducted outside of the United States for the nine months ended June 30, 2026 and 2025 was 10.1% and 9.0%, respectively.

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
•
RSCG. The RSCG reportable segment consists of marketplaces that enable corporations located in the United States and Canada to sell excess, returned, and overstocked consumer goods. RSCG also offers a suite of services that includes returns management, asset recovery, and e-commerce solutions. This segment uses multiple selling channels across our network of marketplaces and others to optimize the best combination of velocity, volume, and value. This segment primarily conducts its business-to-business sales on its Liquidation.com marketplace and through Direct Sales, and managed direct-to-consumer sales across a network of online sale channels, including Retail Rush, AllSurplus Deals, Secondipity and other online marketplaces.
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

International armed and geopolitical conflicts. The global financial markets have experienced volatility subsequent to the invasion of Ukraine by Russia in February 2022, a conflict which remains ongoing, as well as the ongoing conflict in and adjacent to Israel and Iran, and instability in Venezuela. Escalating tensions involving Iran have also contributed to volatility in global energy markets, including increases in oil prices, which in turn have placed upward pressure on transportation, logistics, and other operating costs and contributed to broader inflationary effects. Additionally, the Russia-Ukraine conflict resulted in numerous countries, including the United States, imposing significant new sanctions and export controls against Russia, Russian banks, and certain Russian individuals. These sanctions and export controls and international responses to the ongoing conflict in and adjacent to Israel and Iran, have further heightened global supply chain disruptions, increased energy and commodity price volatility, and impacted the international trade and financial markets. For the three and nine months ended June 30, 2026 and 2025, the Company's total revenues directly associated with Russia, Ukraine, Israel, Iran, and Venezuela were not material to our consolidated financial results individually nor collectively. We will continue monitoring these armed and geopolitical conflicts around the world and any potential future impacts on our business.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Our Marketplace Transactions

We believe our marketplaces benefit over time from greater scale and adoption by our users creating a continuous flow of goods benefiting our buyers and sellers. As of June 30, 2026, we had 6.4 million registered buyers in our marketplaces. We had access to millions of additional end-users through a range of external consumer marketplaces. Aggregating this level of buyer demand and market data enables us to generate a continuous flow of goods from corporate and government sellers, which in turn attracts more buyers. During the twelve months ended June 30, 2026, the approximate number of registered buyers increased from 5.9 million to 6.4 million, or approximately 9%. As buyers continue to discover and use our e-commerce marketplaces as an effective method to source assets, we believe our solutions become a more attractive sales channel for corporate and government agency sellers. We believe this self-reinforcing cycle results in greater transaction volume and enhances the value of our marketplaces.

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

Transaction Model Mix. Most of our transactions are conducted under the consignment model, which represented 83.1% and 81.7% of our consolidated GMV for the three and nine months ended June 30, 2026, respectively, and 82.5% and 80.9% of our consolidated GMV for the three and nine months ended June 30, 2025, respectively. However, only the consignment fee, representing a small portion of the consignment GMV, is recognized as revenue, causing consignment revenues to account for 30.9% and 30.1% of our total revenues for the three and nine months ended June 30, 2026, respectively, and 30.0% and 28.1% of our total revenues for the three and nine months ended June 30, 2025, respectively.

Purchase model transactions are a smaller proportion of our consolidated GMV, representing 16.9% and 18.3% of our consolidated GMV for the three and nine months ended June 30, 2026, respectively, and 17.5% and 19.1% of our consolidated GMV for the three and nine months ended June 30, 2025, respectively. However, all of the GMV associated with the purchase model transaction is generally able to be recognized as revenue, causing purchase revenues to account for 63.2% and 63.8% of our total revenues for the three and nine months ended June 30, 2026, respectively, and 63.8% and 66.1% of our total revenues for the three and nine months ended June 30, 2025, respectively.

In assessing buyer concentration risk, we consider a number of quantitative factors, which can include the buyer's proportionate share of our consolidated GMV, revenues and direct profit, including any impacts based upon the transaction model mix they purchase. We also consider qualitative factors, such as the level of differentiation in the products sold and whether there are alterative buyers accessible in the market, among other relevant factors. For the three and nine months ended June 30, 2026 and 2025, we were not dependent on any single buyer in a manner material to our business.

The Company has multiple vendor contracts with Amazon.com, Inc. under which it acquires and sells commercial merchandise. While purchase model transactions account for less than 20% of our total GMV, the cost of inventory for purchase model transactions is the most significant component of our consolidated Costs of goods sold. $11.1 million and $10.1 million of inventory purchased under such contracts with Amazon.com, Inc. is included in our Inventory balances on our Condensed Consolidated Balance Sheets as of June 30, 2026 and September 30, 2025, respectively. The Company's vendor contracts with respect to sourcing or consigning merchandise for our RSCG segment generally reflect the concentration dynamics inherent to the retail industry.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Other fee revenues accounted for 6.0% and 6.2% of our total revenues for three and nine months ended June 30, 2026, respectively, and 6.2% and 5.8% of our total revenues for the three and nine months ended June 30, 2025, respectively.

Key Business Metrics

Our management periodically reviews certain key business metrics for operational planning purposes and to evaluate the effectiveness of our operational strategies, allocation of resources, and our capacity to fund capital expenditures and expand our business. These key business metrics include:

Gross merchandise volume (GMV). GMV is the total sales value of all transactions for which we earned compensation upon their completion through our marketplaces or other channels during a given period of time. We review GMV because it provides a measure of the volume of goods being sold in our marketplaces and thus the activity of those marketplaces. GMV also provides a means to evaluate the effectiveness of investments that we have made and continue to make, including in the areas of buyer and seller support, value-added services, product development, sales and marketing, and operations. Our GMV for the three and nine months ended June 30, 2026, was $453.0 million and $1.2 billion, respectively, increasing from the three and nine months ended June 30, 2025 by $40.0 million, or 9.7%, and $74.4 million, or 6.4%, respectively.

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

Total registered buyers, as of a given date, represent the aggregate number of persons or entities who have registered on one of our marketplaces. We use this metric to evaluate how well our marketing and promotional efforts are performing. Total registered buyers exclude duplicate registrations, buyers who are suspended from utilizing our marketplaces and buyers who have voluntarily removed themselves from our registration database. In addition, if we become aware of registered buyers that are no longer in business, we remove them from our database. As of June 30, 2026 and 2025, we had 6.4 million and 5.9 million registered buyers, respectively.

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

We use this metric to allow us to compare our online auction marketplaces to our competitors, including other online auction sites and traditional on-site auctioneers. In addition, we measure total auction participants on a periodic basis to evaluate the activity level of our base of registered buyers and to measure the performance of our marketing and promotional efforts. During the three months ended June 30, 2026 and 2025, 1,046,000 and 1,098,000 participants participated in auctions on our marketplaces, respectively. During the nine months ended June 30, 2026 and 2025, 3,014,000 and 3,040,000 participants participated in auctions on our marketplaces, respectively.

Completed transactions. Completed transactions represent the number of auctions in a given period from which we have recorded revenue. Similar to GMV, we believe that completed transactions is a key business metric because it provides an additional measurement of the volume of activity flowing through our marketplaces. During the three months ended June 30, 2026 and 2025, we completed 334,000 and 286,000 transactions, respectively. During the nine months ended June 30, 2026 and 2025, we completed 878,000 and 797,000 transactions, respectively.

Critical Accounting Policies and Estimates

The Company's critical accounting policies and estimates are described in our Annual Report on Form 10-K for the year ended September 30, 2025, and in Note 2 — Summary of Significant Accounting Policies to the condensed consolidated financial statements.

Valuation of goodwill. Goodwill is allocated to our reporting units. The Company's reporting units are GovDeals, CAG, RSCG, Machinio and Software Solutions. Only the GovDeals, CAG, Machinio and Software Solutions reporting units have goodwill balances.

The Company's Software Solutions reporting unit was acquired during fiscal 2025 and has a goodwill balance of $5.1 million. As a recently acquired business, this reporting unit has limited post-acquisition valuation history. Accordingly, its goodwill impairment analyses may be particularly sensitive to changes in key valuation assumptions, including revenue growth rates, operating margins, and discount rates.

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

Results of Operations

The following table sets forth, for the periods indicated, our consolidated operating results:

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three months ended June 30,		Change		Nine Months Ended June 30,		Change
(dollars in thousands)	2026	2025	$	%	2026	2025	$	%
Purchase revenues	$81,838	$76,517	$5,321	7.0%	$237,042	$237,159	$(117)	(0.0)%
Consignment and other fee revenues	47,740	43,358	4,382	10.1%	134,488	121,422	13,066	10.8%
Total revenue	129,578	119,875	9,703	8.1%	371,530	358,581	12,949	3.6%
Costs and expenses from operations:
Cost of goods sold (excludes depreciation and amortization)	65,742	65,110	632	1.0%	194,790	206,220	(11,430)	(5.5)%
Technology and operations	19,252	17,275	1,977	11.4%	55,869	51,565	4,304	8.3%
Sales and marketing	17,618	15,694	1,924	12.3%	50,750	44,278	6,472	14.6%
General and administrative	10,141	8,221	1,920	23.4%	28,978	23,596	5,382	22.8%
Depreciation and amortization	2,683	2,657	26	1.0%	7,906	7,741	165	2.1%
Other operating expenses	4	700	(696)	(99.4)%	108	1,073	(965)	(89.9)%
Total costs and expenses	115,440	109,657	5,783	5.3%	338,401	334,473	3,928	1.2%
Income from operations	14,138	10,218	3,920	38.4%	33,129	24,108	9,021	37.4%
Interest and other income, net	(1,360)	(1,077)	(283)	26.3%	(3,558)	(3,083)	(475)	15.4%
Income before provision for income taxes	15,498	11,295	4,203	37.2%	36,687	27,191	9,496	34.9%
Provision for income taxes	5,072	3,885	1,187	30.5%	11,250	6,920	4,330	62.6%
Net income	$10,426	$7,410	$3,016	40.7%	$25,437	$20,271	$5,166	25.5%

NM = not meaningful

The following table presents reportable segment GMV, revenue, segment direct profit (calculated as total revenue less cost of goods sold (excluding depreciation and amortization)), and segment direct profit as a percentage of total revenue for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
GovDeals:
GMV	$273,989	$252,291	$714,585	$667,761
Total revenue	$25,524	$23,966	$69,082	$63,725
Segment direct profit	$24,163	$22,160	$65,221	$58,688
Segment direct profit as a percentage of total revenue	94.7%	92.5%	94.4%	92.1%
RSCG:
GMV	$121,552	$102,556	$348,113	$315,170
Total revenue	$87,820	$81,544	$253,040	$251,917
Segment direct profit	$25,157	$19,371	$67,983	$54,434
Segment direct profit as a percentage of total revenue	28.6%	23.8%	26.9%	21.6%
CAG:
GMV	$57,472	$58,160	$178,139	$183,509
Total revenue	$10,794	$9,161	$33,054	$28,604
Segment direct profit	$9,560	$8,460	$28,593	$25,909
Segment direct profit as a percentage of total revenue	88.6%	92.4%	86.5%	90.6%
Machinio & Software Solutions:
GMV	—	—	—	—
Total revenue	$5,440	$5,221	$16,354	$14,386
Segment direct profit	$4,956	$4,790	$14,943	$13,380
Segment direct profit as a percentage of total revenue	91.1%	91.7%	91.4%	93.0%
Consolidated:
GMV	$453,013	$413,007	$1,240,837	$1,166,440
Total revenue	$129,578	$119,875	$371,530	$358,581

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Three Months Ended June 30, 2026, Compared to the Three Months Ended June 30, 2025

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 6.5%, or $1.6 million, due to a $21.7 million, or 8.6%, increase in GMV, driven by continued marketplace adoption, new seller acquisition and service expansion. Revenue grew at a lower rate than GMV due to an increase in transaction mix of the lower take-rate real estate category. Segment direct profit increased by $2.0 million, or 9.0%, and Segment direct profit as a percentage of total revenue increased from 92.5% to 94.7%, due to lower transaction processing fees.

RSCG. Revenue from our RSCG reportable segment increased by $6.3 million, or 7.7%, reflecting that the $19.0 million, or 18.5%, increase in GMV was primarily driven by consignment transactions in our asset-light, sell-in-place marketplace solutions and managed direct-to-consumer channels, while there was a modest increase in our purchase programs. Segment direct profit increased by $5.8 million, or 29.9%, and Segment direct profit as a percentage of total revenue increased from 23.8% to 28.7%, driven by improved recovery on selected purchase-model flows, robust buyer demand, channel optimization, and lower transaction processing fees.

CAG. Revenue in our CAG reportable segment increased by $1.6 million, or 17.8%, as a slight decrease in GMV of $0.7 million, or 1.2%, driven by variability in project timing and regional activity levels, was more than offset by a favorable transaction mix of complex, multinational industrial projects that command a higher take-rate. As there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, Segment direct profit as a percentage of total revenue decreased from 92.4% to 88.6%. As a result of the increase in revenues, Segment direct profit increased by $1.1 million, or 13.0%. Global supply chains may experience heightened disruptions due to international tensions and other factors which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue from our Machinio & Software Solutions reportable segment increased 4.2%, or $0.2 million, due to modest subscription growth and pricing, and expansion of our Machinio System offering to marine dealers. As a result of the increase in revenues, segment direct profit increased 3.5%, or $0.2 million. Segment direct profit as a percentage of total revenue remained relatively consistent between the periods.

Consolidated Results

Total revenues. Total consolidated revenue increased $9.7 million, or 8.1%. Refer to the Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold increased $0.6 million, primarily due to a modest increase in our purchase programs at our RSCG reportable segment, partially offset by lower transaction processing fees. Refer to the Segment Results above for discussion of changes in Segment direct profit as a percentage of total revenue.

Technology and operations expenses. Technology and operations expenses increased $2.0 million, or 11.4% ($1.7 million, or 10.4%, after the effect of a $0.2 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), driven by continued investment in our proprietary marketplace platform technology and costs associated with multinational industrial projects at our CAG reportable segment.

Sales and marketing expenses. Sales and marketing expenses increased $1.9 million, or 12.3% ($1.4 million, or 10.1%, after the effect of a $0.5 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), driven by continued market share expansion and multi-channel buyer participation initiatives.

General and administrative expenses. General and administrative expenses increased $1.9 million, or 23.4% ($0.8 million, or 13.4%, after the effect of a $1.1 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), primarily due to changes in expected attainment of certain variable compensation targets.

Depreciation and amortization. Depreciation and amortization expense was consistent between the three months ended June 30, 2026, and 2025.

Other operating expenses, net. Other operating expenses, net decreased $0.7 million due to business restructuring expenses incurred at our RSCG reportable segment during the three months ended June 30, 2025.

Provision for income taxes. Provision for income taxes increased $1.2 million due to higher pre-tax income, a decrease in tax benefits from stock compensation and other nondeductible expenses.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Nine Months Ended June 30, 2026, Compared to the Nine Months Ended June 30, 2025

Segment Results

GovDeals. Total revenues from our GovDeals reportable segment increased 8.4%, or $5.4 million, due to a $46.8 million, or 7.0%, increase in GMV driven by continued marketplace adoption, new seller acquisition and service expansion. Revenue grew at a higher rate than GMV due to the expansion of service offerings to higher-volume sellers. Segment direct profit increased by $6.5 million, or 11.1%, and Segment direct profit as a percentage of total revenue increased from 92.1% to 94.4%, due to lower transaction processing fees.

RSCG. Revenue from our RSCG reportable segment increased by $1.1 million, or 0.4%, reflecting that the $32.9 million, or 10.5% increase in GMV was driven by consignment transactions in our asset-light, sell-in-place marketplace solutions and managed direct-to-consumer channels, partially offset by a slight decline in our purchase programs. Segment direct profit increased by $13.5 million, or 24.9%, and Segment direct profit as a percentage of total revenue increased from 21.6% to 26.9%, driven by strong multi-channel consignment buyer participation, robust buyer demand, channel optimization, and lower transaction processing fees.

CAG. Revenue from our CAG reportable segment increased by $4.5 million, or 15.6%, as a decrease in GMV of $5.4 million, or 2.9%, driven by variability in project timing and regional activity levels, was more than offset by increased heavy equipment consignment transaction activity and a favorable transaction mix of complex, multinational industrial projects that command a higher take-rate. As there are inherent variations in the mix of assets sourced and sold by the CAG segment in any given period, Segment direct profit as a percentage of total revenue decreased from 90.6% to 86.5%. As a result of the increase in revenues, Segment direct profit increased by $2.7 million, or 10.4%. Global supply chains may experience heightened disruptions due to international tensions and other factors, which could limit the volume of assets made available for sale in any period.

Machinio & Software Solutions. Revenue in our Machinio & Software Solutions businesses increased 13.7%, or $2.0 million, due to modest subscription growth and pricing and expansion of our Machinio System offering to marine dealers. As a result of these increases in revenues, segment direct profit increased 11.7%, or $1.6 million. Segment direct profit as a percentage of total revenue decreased from 93.0% to 91.4% due to the Auction Software acquisition.

Consolidated Results

Total revenues. Total consolidated revenue increased $12.9 million, or 3.6%. Refer to the Segment Results above for discussion of the increase in revenue.

Cost of goods sold (excludes depreciation and amortization). Cost of goods sold decreased $11.4 million, primarily due to improved margins from robust buyer demand optimized through our multi-channel approach in our RSCG reportable segment, as well as lower transaction processing fees, during the nine months ended June 30, 2026. Refer to the Segment Results above for discussion of changes in Segment direct profit as a percentage of total revenue.

Technology and operations expenses. Technology and operations expenses increased $4.3 million, or 8.3%, ($3.4 million, or 6.8%, after the effect of a $0.9 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), driven by continued investment in our proprietary marketplace platform technology and costs associated with multinational industrial projects at our CAG reportable segment, partially offset by a streamlining of operational costs including warehouse consolidation efforts in our RSCG reportable segment.

Sales and marketing expenses. Sales and marketing expenses increased $6.5 million, or 14.6%, ($4.6 million, or 11.0%, after the effect of a $1.9 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), driven by continued market share expansion and multi-channel buyer participation initiatives.

General and administrative expenses. General and administrative expenses increased $5.4 million, or 22.8%, ($1.9 million, or 10.3%, after the effect of a $3.5 million increase in stock compensation primarily from variable stock awards tied to financial performance targets), primarily due to changes in expected attainment of certain variable compensation targets.

Depreciation and amortization. Depreciation and amortization expense was consistent between the nine months ended June 30, 2026 and 2025.

Other operating expenses, net. Other operating expenses, net decreased $1.0 million, as the nine months ended June 30, 2025, included business restructuring expenses incurred at our RSCG reportable segment and transactions costs associated with the acquisition of Auction Software; see Note 3 - Acquisition.

Provision for income taxes. Provision for income taxes increased $4.3 million due to higher pre-tax income, a decrease in tax benefits from stock compensation and other nondeductible expenses.

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

The table below reconciles Net income to Non-GAAP EBITDA and Non-GAAP Adjusted EBITDA for the periods presented.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025
Net income	$10,426	$7,410	$25,437	$20,271
Interest and other income, net[1]	(1,411)	(1,127)	(3,711)	(3,231)
Provision for income taxes	5,072	3,885	11,250	6,920
Depreciation and amortization	2,683	2,657	7,906	7,741
Non-GAAP EBITDA	$16,770	$12,825	$40,882	$31,701
Stock compensation expense	5,272	3,512	15,796	9,522
Acquisition-related costs[2]	4	50	116	286
Business realignment expenses[3]	—	618	—	777
Non-GAAP Adjusted EBITDA	$22,046	$17,005	$56,794	$42,286

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

Liquidity and Capital Resources

Our operational cash needs primarily relate to working capital, including staffing costs, technology expenses, leases of real estate, and equipment used in our operations, and capital used for inventory purchases, which we have funded through existing cash balances and cash generated from operations. The Company has not paid a dividend historically, nor do we have any intention to do so in the foreseeable future. From time to time, we may use our capital resources for other activities, such as contract start-up costs, joint ventures, share repurchases and acquisitions. As of June 30, 2026, we had $219.8 million in Cash and cash equivalents and $11.3 million in Short-term investments, which we believe is sufficient to meet the Company’s anticipated cash needs for at least one year from the date of these financial statements.

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

We intend to indefinitely reinvest the earnings of our foreign subsidiaries outside the United States. As a result, we did not record a provision for deferred U.S. tax expense on the $9.9 million of undistributed foreign earnings as of June 30, 2026. A total of $28.5 million of cash and cash equivalents and short-term investments was held out of the U.S. as of June 30, 2026. These amounts are not currently considered in our evaluation of near-term liquidity needs in the U.S. due to the potential for adverse tax consequences upon repatriation.

Capital Expenditures

Our capital expenditures consist primarily of capitalized software, warehouse equipment, computers and purchased software, office equipment, furniture and fixtures, and leasehold improvements. The timing and volume of such capital expenditures in the future will be affected by the addition of new sellers or buyers or expansion of existing seller or buyer relationships. We intend to fund those expenditures primarily from our existing cash balances and operating cash flows. Our capital expenditures for the nine months ended June 30, 2026 and 2025, were $6.2 million and $5.8 million, respectively. This increase was primarily driven by the timing of enhancements to our platforms and marketplaces. As of June 30, 2026, we had no significant outstanding commitments for capital expenditures.

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

Credit Agreement

The Company maintains a $35.0 million revolving credit facility with Wells Fargo Bank, National Association (the Credit Agreement). During the three months ended June 30, 2026, the Credit Agreement was amended to extend the maturity date by 12 months to March 31, 2028 (the Fourth Amendment). No other changes, including regarding the borrowing terms or capacities, were made to the Credit Agreement.

The Company may draw upon the Credit Agreement for general corporate purposes. Repayments of any borrowings under the Credit Agreement shall become available for redraw at any time by the Company. The interest rate on borrowings under the Credit Agreement is a variable rate per annum equal to the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%. Interest is payable monthly. During the three and nine months ended June 30, 2026, the Company did not make any draws under the Line of Credit, had no outstanding borrowings under the Line of Credit and had $11.3 million of standby letters of credit outstanding. The amount of standby letters of credit are reserved against the Line of Credit and are not available for borrowing, resulting in $23.7 million of remaining borrowing capacity under the Line of Credit as of June 30, 2026.

The obligations under the Credit Agreement are unconditionally guaranteed by us and each of our existing and subsequently acquired or organized domestic subsidiaries and secured on a first priority basis by a security interest (subject to permitted liens) in substantially all assets owned by us, and each of our other domestic subsidiaries, subject to limited exceptions. The Credit Agreement contains certain financial and non-financial restrictive covenants including, among others, the requirement to maintain a minimum level of earnings before interest, income taxes, depreciation and amortization (EBITDA). The Credit Agreement contains a number of affirmative and restrictive covenants including limitations on mergers, consolidations and dissolutions, investments and acquisitions, indebtedness and liens, and dividends and other restricted payments. As of June 30, 2026, the Company was in full compliance with the terms and conditions of the Credit Agreement.

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

The Company made no repurchases during the three months ended June 30, 2026. The Company repurchased 56,676 shares for $1.5 million during the nine months ended June 30, 2026. As of June 30, 2026, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

Off-Balance Sheet Arrangements. We do not have any transactions, agreements or other contractual arrangements that could be considered material off-balance sheet arrangements.

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Changes in Cash Flows: Nine Months Ended June 30, 2026, Compared to the Nine Months Ended June 30, 2025

Net cash provided by operating activities was $60.2 million and $28.8 million for the nine months ended June 30, 2026 and 2025, respectively. The $31.4 million increase in cash provided by operating activities between periods was primarily attributable to an $11.3 million increase in Net income as adjusted for non-cash items, an $11.9 million increase in cash inflows associated with our Payables to Sellers due to higher buyer collection activity at the end of the current period in our GovDeals segment as there is inherent variability in the timing of payments processed across periods, and a $7.3 million increase in cash inflows associated with Accounts receivable driven by a reduction of RSCG purchase transactions conducted with buyer credit terms in the current year.

Our working capital accounts are subject to natural variations depending on the rate of change of our transaction volumes, the timing of cash receipts and payments, and variations in our transaction volumes related to settlements between our buyers and sellers. RSCG's purchase program volume changes may cause operating cash flows from Accounts receivable, Accounts payable and Inventory to fluctuate. As GovDeals real estate sales with settlement services increase, operating cash flow fluctuations from Accounts payable and Payables to sellers may become more variable. The amount of cash received and settled will be substantially higher than our take-rate on such transactions, and the timing of auction events, cash collection period, and payment of settlements relative to period end dates can potentially drive substantial cash movements to the extent the timing of such activities cross fiscal periods. Our US income tax payments increased $1.9 million during the nine months ended June 30, 2026, due to higher pre-tax income. There have been no other significant changes to the working capital requirements for the Company.

Net cash used in investing activities was $6.5 million and $20.9 million for the nine months ended June 30, 2026 and 2025, respectively. The $14.4 million decrease in cash used in investing activities was primarily driven by a $7.4 million decrease in the Company's purchase of short-term investments during nine months ended June 30, 2026, due to timing differences in the maturity and reinvestment dates of our short-term investments, and a $6.5 million decrease in acquisitions net of cash acquired driven by the prior year acquisition of Auction Software during the nine months ended June 30, 2025; see Note 3 - Acquisitions.

Net cash used in financing activities was $8.5 million and $5.1 million for the nine months ended June 30, 2026 and 2025, respectively. The $3.4 million increase in cash used in financing activities was primarily driven by a $2.9 million increase in taxes paid associated with the net settlement of stock compensation awards as a result of increased vesting of shares in the current period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. Our investment policy requires us to invest funds in excess of current operating requirements. The principal objectives of our investment activities are to preserve principal, provide liquidity, and maximize income consistent with minimizing risk of material loss. As of June 30, 2026, we hold cash and cash equivalents and short-term investments that are subject to varying interest rates based upon their maturities. A hypothetical 100 basis point decline in interest rates would impact our pre-tax earnings by approximately $1.0 million on an annualized basis.

As of June 30, 2026, we do not have any debt; however, should the Company draw on our Line of Credit in the future, such draw would incur interest as determined by the Daily Simple Secured Overnight Financing Rate (SOFR) in effect plus a margin ranging from 1.25% to 1.75%.

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

As of June 30, 2026, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective and were operating to provide reasonable assurance that the information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the three months ended June 30, 2026, no change occurred in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Liquidity Services, Inc. and Subsidiaries

Notes to the Unaudited Condensed Consolidated Financial Statements - (Continued)

Issuer Purchases of Equity Securities

The following table presents information about our repurchases of common stock during the three months ended June 30, 2026.

Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of a Publicly Announced Program (in thousands)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs(2) (in millions)
April 1, 2026 to April 30, 2026	—	$-	—	$15.0
May 1, 2026 to May 31, 2026	493	$34.39	—	$15.0
June 1, 2026 to June 30, 2026	—	$-	—	$15.0
Total	493		—

1 Separate from the share repurchase program, our stock incentive plans allow for participants to exercise stock options by surrendering shares of common stock equivalent in value to the exercise price due. During the three months ended June 30, 2026, participants surrendered 493 shares of common stock in connection with the exercise of stock options. Any shares surrendered to the Company in this manner are not available for future grant.

2 On November 17, 2025, the Company's Board of Directors authorized the repurchase of up to an additional $15.0 million of the Company's outstanding shares of common stock through December 31, 2027.

From time to time, we have been authorized to repurchase issued and outstanding shares of our common stock under a share repurchase program approved by our Board of Directors. Share repurchases may be made through open-market purchases, privately negotiated transactions or otherwise, at times and in such amounts as management deems appropriate. The timing and actual number of shares repurchased will depend on a variety of factors including price, corporate and regulatory requirements and other market conditions. Repurchase programs may be discontinued or suspended at any time and will be funded using our available cash.

As of June 30, 2026, the Company had $15.0 million of remaining authorization to repurchase shares through December 31, 2027.

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

101

The following materials from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Extensible Business Reporting Language (XBRL): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Comprehensive Income, (iv) Condensed Consolidated Statement of Stockholders' Equity, (v) Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Unaudited Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LIQUIDITY SERVICES, INC.
(Registrant)
August 6, 2026	By:	/s/ William P. Angrick, III
William P. Angrick, III
Chairman of the Board of Directors
and Chief Executive Officer (Principal Executive Officer)
August 6, 2026	By:	/s/ Jorge A. Celaya
Jorge A. Celaya
Chief Financial Officer (Principal Financial Officer)